Form 10-K
period 2015-12-31
WEYERHAEUSER CO
filed 2016-02-17
CIK 106535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015
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
Large accelerated filer  [X]    Accelerated filer  [   ]    Non-accelerated filer  [   ]    Smaller reporting company  [   ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [   ] Yes  [X] No
As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $16.0 billion based on the closing sale price as reported on the New York Stock Exchange Composite Price Transactions.
As of January 29, 2016, 510,492,965 shares of the registrant’s common stock ($1.25 par value) were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Notice of 2016 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held May 20, 2016, are incorporated by reference into Part II and III.

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K

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
In 2015, we generated $7.1 billion in net sales and employed approximately 12,600 people who serve customers worldwide.
This portion of our Annual Report and Form 10-K provides detailed information about who we are, what we do and where we are headed. Unless otherwise specified, current information reported in this Form 10-K is as of the fiscal year ended December 31, 2015.
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
When we file the information electronically with the SEC, it also is posted to our website.

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

REAL ESTATE INVESTMENT TRUST (REIT) ELECTION
Starting with our 2010 fiscal year, we elected to be taxed as a REIT. We expect to derive most of our REIT income from investments in timberlands, including the sale of standing timber through pay-as-cut sales contracts and lump sum timber deeds. REIT income can be distributed to shareholders without first paying corporate level tax, substantially eliminating the double taxation on income. A significant portion of our timberland segment earnings receives this favorable tax treatment. We continue to be required to pay federal corporate income taxes on earnings of our Taxable REIT Subsidiary (TRS), which includes our manufacturing businesses and the portion of our Timberlands segment income included in the TRS.

PENDING MERGER WITH PLUM CREEK
On November 6, 2015 Weyerhaeuser Company and Plum Creek Timber Company, Inc. (“Plum Creek”) entered into an Agreement and Plan of Merger (“Merger Agreement”) pursuant to which Plum Creek will merge with and into Weyerhaeuser Company with Weyerhaeuser continuing as the surviving corporation. Under the terms of the Merger Agreement, Plum Creek shareholders will receive 1.60 shares of Weyerhaeuser common shares for each share of Plum Creek common stock at the closing date. Plum Creek is a REIT that owns and manages more than 6 million acres of timberland in the United States. In addition Plum Creek produces wood products, develops opportunities for mineral and other natural resource extraction, and develops and sells real estate properties. See Note 4: Acquisitions in the Notes to Consolidated Financial Statements for further information about the pending merger.

OUR BUSINESS SEGMENTS
In the Consolidated Results section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, you will find our overall performance results for our business segments:

•	Timberlands,

•	Wood Products and

•	Cellulose Fibers.
Detailed financial information about our business segments and our geographic locations is in Note 2: Business Segments and Note 21: Geographic Areas in the Notes to Consolidated Financial Statements, as well as in this section and in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 1

On November 8, 2015 Weyerhaeuser announced that the board authorized the exploration of strategic alternatives for its Cellulose Fibers business. At this time there can be no assurance that the board's evaluation process will result in any transaction or that any transaction, if pursued, will be consummated.

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

SALES OUTSIDE THE U.S.
In 2015, $2.3 billion — 32 percent — of our total consolidated sales from continuing operations were to customers outside the U.S. Our sales outside the U.S. are generally denominated in U.S. dollars. The table below shows sales outside the U.S. for the last three years.

SALES OUTSIDE THE U.S. IN MILLIONS OF DOLLARS
	2015	2014	2013
Exports from the U.S.	$1,719	$1,892	$1,891
Canadian export and domestic sales	400	472	488
Other foreign sales	144	150	114
Total	$2,263	$2,514	$2,493
Percent of total sales	32%	34%	29%

OUR EMPLOYEES
We have approximately 12,600 employees. This number includes:

•	11,700 employed in North America and

•	900 employed by our operations outside of North America.
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

TIMBERLANDS
Our Timberlands segment manages 6.9 million acres of private commercial timberlands worldwide. We own 6.3 million of those acres and have long-term leases on the other 0.6 million acres. In addition, we have renewable, long-term licenses on Canadian timberlands. The tables presented in this section include data from this segment's business units as of the end of 2015.

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

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 2

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
Other Values From Our Timberlands
In the United States, we actively manage mineral, oil and gas leases on our land and use geologic databases to identify and market opportunities for commercial mineral and geothermal development. We recognize leasing, bonus, and option revenue over the terms of agreements with customers. Revenue primarily comes from:

•	royalty payments on oil and gas production;

•	bonus payments from oil and gas leasing and exploration activity;

•	royalty payments on hard minerals (rock, sand and gravel);

•	geothermal lease and option revenues; and

•	the sale of mineral assets.
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
Timberlands Products

PRODUCTS	HOW THEY’RE USED
Logs	Logs are made into lumber, other wood and building products, and pulp and paper products.
Timberlands	Timberland tracts are sold or exchanged to maximize value or improve our timberland portfolio.
Timber	Standing timber is sold to third parties.
Minerals, oil and gas	Minerals, oil and gas are sold into construction and energy markets.
Other products	Seed and seedlings grown in the U.S. and plywood produced at our mill in Uruguay are sold to third parties. U.S. timberlands are leased to the public for recreational purposes.
HOW WE MEASURE OUR PRODUCT
We report Timberlands data in cubic meters. Cubic meters measure the total volume of wood fiber in a tree or log that we can sell. Cubic meter volume is determined from the large and small-end diameters and length and provides a comparative measure of timber and log volume among operating regions, species, size and seasons of the year.
We also use multiple units of measure when transacting business including:

•	Thousand board feet (MBF) — used in the West to measure the expected lumber recovery from a tree or log. This measure does not include taper or recovery of non-lumber residual products.

•	Hundred cubic feet (CCF) — used in the West to measure the volume of a log. The measure does not include any calculation for expected lumber recovery.

•	Green tons (GT) — used in the South to measure weight; factors used for conversion to product volume can vary by species, size, location and season.
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
Our total timber inventory — including timber on owned and leased land— is approximately 350 million cubic meters. The amount of timber inventory does not translate into an amount of lumber or panel products because the quantity of end products:

•	varies according to the species, size and quality of the timber; and

•	will change through time as the mix of these variables adjust.

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 3

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
United States
Summary of 2015 United States Standing Timber Inventory

GEOGRAPHIC AREA	MILLIONS OF CUBIC METERS AT DECEMBER 31, 2015
TOTAL INVENTORY(1)
West:
Douglas fir/Cedar	153
Whitewood	31
Hardwood	12
196
South:
Southern yellow pine	113
Hardwood	29
142
Total U.S.	338
(1) Inventory includes all conservation and set aside areas.
Summary of 2015 United States Timberland Locations

GEOGRAPHIC AREA	THOUSANDS OF ACRES AT DECEMBER 31, 2015
	FEE OWNERSHIP	LONG- TERM LEASES	TOTAL ACRES(1)
U.S.:
West	2,594	—	2,594
South	3,403	630	4,033
Total U.S.	5,997	630	6,627
(1) Acres include all conservation and set aside areas.
We provide a constant year round flow of logs to internal and third-party customers. We sell grade logs to mills that manufacture a diverse range of products including lumber, plywood and veneer. We also sell chips and fiber logs to pulp, paper and oriented strand board mills. We also sell standing timber to third parties. Our timberlands are well located to take advantage of road, logging and transportation systems for efficient delivery of logs to these customers.
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
Our lands are composed primarily of Douglas fir, a species highly valued for its structural strength. Our coastal lands also contain whitewood and have a higher proportion of hemlock and other whitewoods than our interior holdings. Our management systems provide us a competitive operating advantage and range from research and forestry, to technical planning models, mechanized harvesting, and marketing and logistics.
On July 23, 2013, we purchased 100 percent of the equity interests in Longview Timber LLC (Longview Timber) for $1.58 billion cash and assumed debt of $1.07 billion, for an aggregate purchase price of $2.65 billion. Longview Timber was a privately-held Delaware limited liability company engaged in the ownership and management of approximately 645,000 acres of timberlands in Oregon and Washington. More information on this transaction can be found in Note 4: Acquisitions in the Notes to Consolidated Financial Statements.

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 4

2015 Western U.S. Inventory by Species
2015 Western U.S. Inventory by Age / Species

MILLIONS OF CUBIC METERS
50
40
30
20
10
0
AGE
(in years)
0-9
10-19
20-29
30-39
40-49
50-59
60-89
90-134
135+
DOUGLAS FIR/CEDAR
WHITEWOOD
HARDWOOD
Note: Inventory charted includes all conservation and set aside areas.

The average age of timber harvested in 2015 was 52 years. Most of our U.S. timberland is intensively managed for timber production, but some areas are conserved for environmental, historical, recreational or cultural reasons. Some of our older trees are protected in acreage set aside for conservation, and some are not yet logged due to harvest rate regulations. While over the long term our average harvest age will decrease in accordance with our sustainable forestry practices, we harvest generally 2 percent of our Western acreage each year.
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
2015 Southern U.S. Inventory by Species

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 5

2015 Southern U.S. Inventory by Age / Species

MILLIONS OF CUBIC METERS
40
35
30
25
20
15
10
5
0
AGE
(in years)
0-4
5-9
10-14
15-19
20-24
25-29
30+
SOUTHERN YELLOW PINE
HARDWOOD

Note: Inventory charted also includes all set aside areas.

The average age of timber harvested in 2015 was 31 years for southern yellow pine. In accordance with our sustainable forestry practices, we harvest generally 3 percent of our acreage each year in the South.
International
Summary of 2015 International Standing Timber Inventory

GEOGRAPHIC AREA	MILLIONS OF CUBIC METERS AT DECEMBER 31, 2015
TOTAL INVENTORY
Uruguay:
Pine	8
Eucalyptus	4
Total International	12
Summary of 2015 International Timberland Locations

GEOGRAPHIC AREA	THOUSANDS OF ACRES AT DECEMBER 31, 2015
	FEE OWNERSHIP	LONG-TERM LEASES	TOTAL ACRES
Uruguay	298	25	323
Our timberland acres in Uruguay are split approximately 49 percent loblolly pine and 51 percent eucalyptus. Loblolly pine comprises more of our timber inventory due to its older age. On average, the timber in Uruguay is in the second third of its rotation age. It is entering into that part of the growth rotation when we will see increased volume accretion. About 97 percent of the area to be planted has been afforested to date.
2015 International Inventory by Species (Uruguay)
In Uruguay, the target rotation ages are 21 to 22 years for pine and 14 to 17 years for eucalyptus. We manage both species to a grade (appearance) regime.
We also operate a plywood mill in Uruguay with a production capacity of 250,000 cubic meters. Production volume reached 218,000 cubic meters in 2015.
In Brazil, we were a managing partner in a joint venture that operated a hardwood sawmill. We sold our interest in this joint venture during 2014.

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 6

Canada — Licensed Timberlands
We manage timberlands in Canada under long-term licenses from the provincial governments to secure volume for our manufacturing facilities in various provinces. The provincial governments regulate the volume of timber that may be harvested each year through Annual Allowable Cuts (AAC), which are updated every 10 years. As of December 31, 2015, our AAC by province was:

•	Alberta — 3,906 thousand cubic meters,

•	British Columbia — 804 thousand cubic meters,

•	Ontario — 146 thousand cubic meters and

•	Saskatchewan — 788 thousand cubic meters.
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

GEOGRAPHIC AREA	THOUSANDS OF ACRES AT DECEMBER 31, 2015
TOTAL LICENSE ARRANGEMENTS
Canada:
Alberta	5,306
British Columbia	1,008
Ontario(1)	2,574
Saskatchewan	4,987
Total Canada	13,875
(1) License is managed by partnership.
Five-Year Summary of Timberlands Fee Harvest Volumes

FEE HARVEST VOLUMES IN THOUSANDS
	2015	2014	2013	2012	2011
Fee harvest volume – cubic meters:
West	11,130	11,173	8,907	7,170	6,595
South	11,568	11,676	11,596	11,488	9,738
International	889	990	818	763	854
Total	23,587	23,839	21,321	19,421	17,187
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
Five-Year Summary of Timberlands Fee Harvest Volumes - Percentage of Grade and Fiber

PERCENTAGE OF GRADE AND FIBER
		2015	2014	2013	2012	2011
West	Grade	87%	89%	90%	90%	90%
	Fiber	13%	11%	10%	10%	10%
South	Grade	59%	59%	57%	59%	58%
	Fiber	41%	41%	43%	41%	42%
International	Grade	65%	63%	60%	67%	55%
	Fiber	35%	37%	40%	33%	45%
Total	Grade	73%	73%	69%	71%	70%
	Fiber	27%	27%	31%	29%	30%

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 7

HOW MUCH WE SELL
Our net sales to unaffiliated customers over the last two years were:

•	$1.4 billion in 2015 — down 10 percent from 2014; and

•	$1.5 billion in 2014.
Our intersegment sales over the last two years were:

•	$830 million in 2015 — down 4 percent from 2014; and

•	$867 million in 2014.
Five-Year Summary of Net Sales for Timberlands

NET SALES IN MILLIONS OF DOLLARS
	2015	2014	2013	2012	2011
To unaffiliated customers:
Logs:
West	$830	$972	$828	$559	$545
South	241	257	256	233	196
Canada	24	22	19	19	17
Total	1,095	1,251	1,103	811	758
Chip sales	15	12	9	18	19
Timberlands sales and exchanges(1)	62	52	65	59	77
Higher and better use land sales(1)	14	19	19	22	25
Minerals, oil and gas	26	32	32	31	53
Products from international operations(2)	87	96	90	106	86
Other products	51	35	25	30	26
Subtotal sales to unaffiliated customers	1,350	1,497	1,343	1,077	1,044
Intersegment sales:
United States	559	576	518	447	424
Other	271	291	281	236	222
Subtotal intersegment sales	830	867	799	683	646
Total	$2,180	$2,364	$2,142	$1,760	$1,690
(1)   Significant dispositions of higher and better use timberland and some nonstrategic timberlands are made through subsidiaries.
(2)   Products include logs, plywood and hardwood lumber harvested or produced by our international operations. Includes sales from our operations in Uruguay, Brazil (sold in 2014) and China (sold in 2012).

Five-Year Trend for Total Net Sales in Timberlands

NET SALES IN MILLIONS OF DOLLARS
$646
$1,044
$683
$1,077
$799
$1,343
$867
$1,497
$830
$1,350
$1,500
$1,200
$900
$600
$300
$0
2011
2012
2013
2014
2015
Intersegment Sales
Western Logs
Southern Logs
All Other Products

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 8

Percentage of 2015 Sales Dollars to Unaffiliated Customers
Log Sales Volumes
Logs sold to unaffiliated customers in 2015 decreased 0.5 million cubic meters — 3 percent — from 2014.

•	Sales volumes in the West decreased 0.3 million cubic meters — 3 percent — primarily due to lower export sales to China and Korea.

•	Sales to unaffiliated customers in the South decreased 378 thousand cubic meters — 7 percent — primarily due to lower fee log harvest production.

•
Sales volumes from Canada increased 95 thousand cubic meters — 16 percent — in 2015. The increase in volume to unaffiliated customers was primarily due to an increase in delivered log sales versus stumpage sales.

•	Sales volumes from our international operations increased 44 thousand cubic meters — 7 percent — in 2015. The increase in volume was primarily due to increased fiber log sales in Uruguay.
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
Our sales volumes include logs purchased in the open market and all our domestic and export logs that are sold to unaffiliated customers or transferred at market prices to our internal mills.
Five-Year Summary of Log Sales Volumes to Unaffiliated Customers for Timberlands

SALES VOLUMES IN THOUSANDS
	2015	2014	2013	2012	2011
Logs – cubic meters:
West	8,672	8,980	7,708	5,898	5,267
South	5,300	5,678	5,888	5,575	4,879
Canada	687	592	511	531	479
International	648	604	357	343	314
Total	15,307	15,854	14,464	12,347	10,939

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 9

Log Prices
The majority of our log sales to unaffiliated customers involve sales to domestic sawmills and the export market. Log prices in the following tables are on a delivered (mill) basis:
Five-Year Summary of Published Domestic Log Prices (#2 Sawlog Bark On — $/MBF)
Five-Year Summary of Export Log Prices (#2 Sawlog Bark On — $/MBF)
Our log prices are affected by the supply of and demand for grade and fiber logs and are influenced by the same factors that affect log sales. Export log prices are particularly affected by the Japanese housing market and Chinese demand.
Our average 2015 log realizations in the West decreased from 2014 — primarily due to weaker export log markets. Our average 2015 log realizations in the South were flat from 2014.
Minerals and Energy Products
Mineral revenue was down in 2015 as royalty revenue from natural gas declined amid weaker oil and gas prices and construction aggregates declined.
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
On November 6, 2015 we entered into a Merger Agreement with Plum Creek. Plum Creek is among the largest and most geographically diverse private landowners in the United States with more than 6 million acres of timberlands in 19 states, including significant holdings in proximity to our Western and Southern timberlands. Pending the completion of the merger, the combined company will own more than 13 million acres of timberlands.

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 10

WOOD PRODUCTS
We are a large manufacturer and distributor of wood products primarily in North America and Asia.
WHAT WE DO
Our wood products segment:

•
provides a family of high-quality softwood lumber, engineered wood products, structural panels and other specialty products to the residential, multi-family, industrial, light commercial and repair and remodel markets;

•	distributes our products as well as complementary building products that we purchase from other manufacturers; and

•	exports our softwood lumber, oriented strand board (OSB) and engineered wood products primarily to Asia.
Wood Products

PRODUCTS	HOW THEY’RE USED
Structural lumber	Structural framing for new residential, repair and remodel, treated applications, industrial and commercial structures
Engineered wood products • Solid section • I-joists	Floor and roof joists, and headers and beams for residential, multi-family and commercial structures
Structural panels • OSB • Softwood plywood	Structural sheathing, subflooring and stair tread for residential, multi-family and commercial structures
Other products	Wood chips and other byproducts
Complimentary building products	Complementary building products such as cedar, decking, siding, insulation and rebar sold in our distribution facilities
WHERE WE DO IT
We operate manufacturing facilities in the United States and Canada. We distribute through a combination of Weyerhaeuser and third-party locations. Information about the locations, capacities and actual production of our manufacturing facilities is included below.
Principal Manufacturing Locations
Locations of our principal manufacturing facilities as of December 31, 2015, by major product group were:

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
– U.S. — Arkansas and Louisiana
We also own or lease 17 distribution centers in the U.S. where our major products and complementary building products are sold. During 2015, we decided to close our distribution centers in Baltimore, Pittsburgh, Chicago, and St. Paul.
Summary of Wood Products Capacities as of December 31, 2015

CAPACITIES IN MILLIONS
	PRODUCTION CAPACITY	NUMBER OF FACILITIES
Structural lumber – board feet	4,750	18
Engineered solid section – cubic feet(1)	43	6
Oriented strand board – square feet (3/8”)	3,035	6
Softwood plywood – square feet (3/8”)	460	2
(1) Three engineered wood products facilities also produce engineered I-Joists to meet market demand. 2015 production of I-Joists was 185 million lineal feet.
Production capacities listed represent annual production volume under normal operating conditions and producing a normal product mix for each individual facility. Production capacities do not include any capacity for facilities that were sold or permanently closed as of the end of 2015. We also operate a facility in Foster, Oregon that produces veneer, primarily for use in our engineered wood products facilities.
In 2014, we decided to reopen our Evergreen, Alabama engineered wood products facility. This facility was previously indefinitely closed.

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 11

Five-Year Summary of Wood Products Production

PRODUCTION IN MILLIONS
	2015	2014	2013	2012	2011
Structural lumber – board feet	4,252	4,152	4,084	3,846	3,528
Engineered solid section – cubic feet(1)	20.9	20.4	18.0	15.4	13.4
Engineered I-joists – lineal feet(1)	185	182	168	147	122
Oriented strand board – square feet (3/8”)	2,847	2,749	2,723	2,511	2,127
Softwood plywood – square feet (3/8”)(2)	248	252	241	214	197
(1) Weyerhaeuser engineered I-joist facilities also may produce engineered solid section. (2) All Weyerhaeuser plywood facilities also produce veneer.
HOW MUCH WE SELL
Revenues of our Wood Products segment come from sales to wood products dealers, do-it-yourself retailers, builders and industrial users. Wood Products net sales were $3.9 billion in 2015 and $4 billion 2014.
Five-Year Summary of Net Sales for Wood Products

NET SALES IN MILLIONS OF DOLLARS
	2015	2014	2013	2012	2011
Structural lumber	$1,741	$1,901	$1,873	$1,400	$1,087
Engineered solid section	428	402	353	279	235
Engineered I-joists	284	277	247	190	161
Oriented strand board	595	610	809	612	354
Softwood plywood	129	143	144	115	66
Other products produced	189	176	171	167	142
Complementary building products	506	461	412	295	231
Total	$3,872	$3,970	$4,009	$3,058	$2,276
Five-Year Trend for Total Net Sales in Wood Products
Percentage of 2015 Net Sales Dollars in Wood Products

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 12

Wood Products Volume
The volume of structural lumber, OSB, and engineered wood products sold in 2015 increased from 2014 due to increased demand.
Five-Year Summary of Sales Volume for Wood Products

SALES VOLUMES IN MILLIONS
	2015	2014	2013	2012	2011
Structural lumber – board feet	4,588	4,463	4,436	4,031	3,586
Engineered solid section – cubic feet	21.3	20.0	18.2	15.4	12.3
Engineered I-joists – lineal feet	188	184	177	152	128
Oriented strand board – square feet (3/8”)	2,972	2,788	2,772	2,508	1,977
Softwood Plywood – square feet (3/8”)	381	395	402	340	249
Sales volumes include sales of internally produced products and complementary building products sold primarily through our distribution centers.
Wood Products Prices
Prices for commodity wood products — Structural lumber, OSB and Plywood — decreased in 2015 from 2014.
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

The North American housing market continued to show steady but slow improvement in 2015. Oversupply and weak Canadian currency resulted in generally lower lumber commodity pricing in 2015. The following graphs reflect product price trends for the past five years.
Five-Year Summary of Published Lumber Prices — $/MBF
Five-Year Summary of Published Oriented Strand Board Prices — $/MSF

SELECTED PUBLISHED PRODUCT PRICES

$186
$270
$315
$217
$208
2011
2012
2013
2014
2015
OSB (7/16") NORTH CENTRAL PRICE

SOURCE: RANDOM LENGTHS

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 13

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
WHERE WE DO IT
Our cellulose fibers products are distributed globally through a direct sales network. Locations of our principal manufacturing facilities by major product group are:

•	Pulp Manufacturing
– U.S. — Georgia (2), Mississippi and North Carolina
– Canada — Alberta

•	Pulp Converting
– U.S. — Mississippi
– Poland

•	Liquid packaging board
– U.S. — Washington
Summary of Cellulose Fibers Capacities as of December 31, 2015

CAPACITIES IN THOUSANDS
	PRODUCTION CAPACITY	NUMBER OF FACILITIES
Pulp – air-dry metric tons	1,870	5
Liquid packaging board – metric tons	315	1
Production capacities listed represent annual production volume under normal operating conditions and producing a normal product mix for each individual facility.
Five-Year Summary of Cellulose Fibers Production

PRODUCTION IN THOUSANDS
	2015	2014	2013	2012	2011
Pulp – air-dry metric tons	1,822	1,859	1,815	1,773	1,769
Liquid packaging board – metric tons	255	265	279	265	279

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 14

HOW MUCH WE SELL
Revenues of our Cellulose Fibers segment come from sales to customers who use the products for further manufacturing or distribution and for direct use. Our net sales were $1.9 billion in 2015 and 2014.
Five-Year Summary of Net Sales for Cellulose Fibers

NET SALES IN MILLIONS OF DOLLARS
	2015	2014	2013	2012	2011
Pulp	$1,499	$1,559	$1,501	$1,433	$1,617
Liquid packaging board	305	310	326	332	346
Other products	56	67	75	89	95
Total	$1,860	$1,936	$1,902	$1,854	$2,058
Five-Year Trend for Total Net Sales in Cellulose Fibers
Percentage of 2015 Net Sales Dollars in Cellulose Fibers
Pulp Volumes
Our sales volumes of cellulose fiber products were 1.8 million tons in 2015 and 2014.
Factors that affect sales volumes for cellulose fiber products include:

•	growth of the world gross domestic product,

•	demand for absorbent hygiene products and paper and

•	relative strength of the U.S. dollar.
Five-Year Summary of Sales Volume for Cellulose Fibers

SALES VOLUMES IN THOUSANDS
	2015	2014	2013	2012	2011
Pulp – air-dry metric tons	1,821	1,826	1,866	1,762	1,756
Liquid packaging board – metric tons	255	249	277	262	269

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 15

Pulp Prices
Our average pulp prices in 2015 decreased compared with 2014 due to a stronger US dollar and available supply.
Five-Year Summary of Published NBSK Pulp Prices — $/ADMT
WHERE WE’RE HEADED
Our competitive strategies include:

•	profitably growing with long-term strategic customers;

•	developing enhanced products for existing and new markets;

•	continued execution of operational excellence initiatives such as manufacturing reliability and quality management systems; and

•	focusing capital investments on cost reduction, green energy opportunities and product quality.
On November 8, 2015 Weyerhaeuser announced that the board authorized the exploration of strategic alternatives for its Cellulose Fibers business. At this time there can be no assurance that the board's evaluation process will result in any transaction or that any transaction, if pursued, will be consummated.

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 16

EXECUTIVE OFFICERS OF THE REGISTRANT
Patricia M. Bedient, 62, has been executive vice president and chief financial officer since 2007. She was senior vice president, Finance and Strategic Planning from February 2006 to 2007. She served as vice president, Strategic Planning from 2003, when she joined the company, to 2006. Prior to joining the company, she was a partner with Arthur Andersen LLP (Independent Accountant) from 1987 to 2002 and served as the managing partner for the Seattle office and as the partner in charge of the firm’s forest products practice from 1999 to 2002. She is on the board of directors for Alaska Air Group and Oregon State University and also serves as Treasurer and a board member of Overlake Hospital Medical Center. She is a CPA and member of the American Institute of CPAs.
Adrian M. Blocker, 59, has been senior vice president, Wood Products since January 2015. Previously, he served as senior vice president, Lumber from August 2013 to December 2014. He joined the company in May 2013 as vice president, Lumber. Prior to joining the company, he served as CEO of the Wood Products Council. He has held numerous leadership positions in the industry focused on forest management, fiber procurement, consumer packaging, strategic planning, business development and manufacturing, including at West Fraser, International Paper and Champion International.
Rhonda D. Hunter, 53, has been senior vice president, Timberlands, since January 2014. Previously, she was vice president, Southern Timberlands from 2010 to 2014. She held a number of leadership positions in the Southern Timberlands organization and has experience in inventory and planning, regional timberlands management, environmental and work systems, finance and land acquisition. She joined Weyerhaeuser in 1987 as an accountant.
Denise M. Merle, 52, has been senior vice president, Human Resources and Investor Relations since August 2014. She served as senior vice president, Human Resources beginning February 2014. Prior to that, she was director, Finance and Human Resources for the Lumber business from 2013, director, Compliance & Enterprise Planning from 2009 to 2013, and director of Internal Audit from 2004 to 2009. She has held various roles in the company’s paper and packaging businesses, including finance, capital planning and analysis, and business development. She joined the company in 1981. She is a licensed CPA in the state of Washington.
Doyle R. Simons, 52, has been president and chief executive officer since August 2013 and a director of the company since June 2012. He was appointed chief executive officer-elect and an executive officer of the company in June 2013. Prior to joining the company, he served as chairman and chief executive officer of Temple-Inland, Inc. from 2008 until February 2012 when it was acquired by International Paper Company. He held various management positions with Temple-Inland, including executive vice president from 2005 through 2007 and chief administrative officer from 2003 to 2005. Prior to joining Temple-Inland in 1992, he practiced real estate and banking law with Hutcheson and Grundy, L.L.P. He also serves on the Board of Fiserv, Inc.
Catherine I. Slater, 52, has been senior vice president, Cellulose Fibers effective January 2015. She has served as senior vice president, Engineered Products and Distribution since August 2013 and vice president, OSB from 2011 to 2013. Prior to that role, she held a number of other leadership positions in the company’s Wood Products business, including vice president for both engineered wood products manufacturing and veneer technologies. Before joining the Wood Products team, she held positions in Cellulose Fibers business, including leadership roles at Flint River and Port Wentworth pulp mills, and leadership oversight for the company’s operations in Alberta, Canada, which included pulp, timberlands, OSB, lumber, and engineered wood products. Prior to joining the company in 1992, she held several leadership roles at Procter and Gamble.
Devin W. Stockfish, 42, has been senior vice president, general counsel and corporate secretary since July 2014. He leads the company's Law & Corporate Affairs department, with responsibility for global Legal, Compliance, Government Affairs, Real Estate Services, Land Title, and Environmental, Health and Safety functions. He joined the company in March 2013 as corporate secretary and assistant general counsel. Before joining the company, he was vice president & associate general counsel at Univar Inc. where he focused on mergers and acquisitions, corporate governance and securities law. Previously, he was an attorney in the law department at Starbucks Corporation and practiced corporate law at K&L Gates LLP. Before he began practicing law, Mr. Stockfish was an engineer with the Boeing Company.

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 17

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

ENDANGERED SPECIES PROTECTIONS
In the United States, a number of fish and wildlife species that inhabit geographic areas near or within our timberlands have been listed as threatened or endangered under the federal Endangered Species Act (ESA) or similar state laws, such as:

•	the northern spotted owl, the marbled murrelet, a number of salmon species, bull trout and steelhead trout in the Pacific Northwest,

•	several freshwater mussel and sturgeon species, and

•	the red-cockaded woodpecker, gopher tortoise, gopher frog, American burying beetle and Northern long-eared bat in the South or Southeast.
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

Such actions could increase our operating costs and affect timber supply and prices in general. To date, we do not believe that these measures have had, and we do not believe that in 2016 they will have, a significant effect on our harvesting operations. We anticipate that likely future actions will not disproportionately affect Weyerhaeuser as compared with comparable operations of U.S. competitors.
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

The identification and protection of habitat and the implementation of range plans and land use action plans may, over time, result in additional restrictions on timber harvests and other forest management practices that could increase operating costs for operators of timberlands in Canada. To date, we do not believe that these Canadian measures have had, and we do not believe that in 2016 they will have, a significant effect on our harvesting operations. We anticipate that likely future measures will not disproportionately affect Weyerhaeuser as compared with similar operations of Canadian competitors.

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 18

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
We believe that these kinds of programs have not had, and in 2016 will not have, a significant effect on our total harvest of timber in the United States or Canada. However, these kinds of programs may have such an effect in the future. We expect we will not be disproportionately affected by these programs as compared with typical owners of comparable timberlands. We also expect that these programs will not significantly disrupt our planned operations over large areas or for extended periods.

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
We believe that such claims will not have a significant effect on our total harvest of timber or production of forest products in 2016, although they may have such an effect in the future. In 2008, FPAC, of which we are a member, signed a Memorandum of Understanding with the Assembly of First Nations, under which the parties agree to work together to strengthen Canada’s forest sector through economic-development initiatives and business investments, strong environmental stewardship and the creation of skill-development opportunities particularly targeted to aboriginal youth.

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

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 19

Our capital projects typically are designed to:

•	enhance safety,

•	extend the life of a facility,

•	increase capacity,

•	increase efficiency,

•	facilitate raw material changes and handling requirements,

•	increase the economic value of assets or products, and

•	comply with regulatory standards.
We had capital expenditures of $23 million relating primarily to environmental compliance in 2015. Based on our understanding of current regulatory requirements in the U.S. and Canada, we expect no material capital expenditures relating primarily to environmental compliance in 2016.

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
We spent approximately $7 million in 2015 and expect to spend approximately $7 million in 2016 on environmental remediation of these sites.
It is our policy to accrue for environmental-remediation costs when we:

•	determine it is probable that such an obligation exists, and

•	can reasonably estimate the amount of the obligation.
We currently believe it is reasonably possible that our costs to remediate all the identified sites may exceed our current accruals of $37 million. The excess amounts required may be insignificant or could range, in the aggregate, up to $116 million over several years. This estimate of the upper end of the range of reasonably possible additional costs is much less certain than the estimates we currently are using to determine how much to accrue. The estimate of the upper range also uses assumptions less favorable to us among the range of reasonably possible outcomes.

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
Between 2011 and 2015 EPA issued three related portions of new MACT standards for industrial boilers and process heaters. EPA had completed a technology and residual risk review for MACT standards applicable to pulping and bleaching operations at pulp and paper manufacturing facilities in 2012 and in 2014 had issued a revised New Source Performance Standard for kraft pulp mills. These latter two rules apply on a project specific basis when certain thresholds are exceeded; as a result, we cannot predict whether or when those rules may have a material impact on future projects. Regarding other recent final actions by the EPA, we do not expect any material expenditures in 2016 to comply with MACT standards.
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
In 2010 EPA issued a final greenhouse gas rule limiting the growth of emissions from new projects meeting certain thresholds. On June 23, 2014, the US Supreme Court issued a decision that removed potential applicability of the underlying 2010 regulations based solely on greenhouse gas emissions and limited application of the rule’s technology requirements to larger emission sources as a result of new emissions from non-greenhouse gas pollutants. As a result of this Supreme Court ruling, EPA is expected to issue new regulations to set thresholds for when the greenhouse gas technology requirements apply if the non-greenhouse gas emissions trigger the rule in the first instance. The impact of the Supreme Court ruling is to end the potential applicability of the technology requirements for our smaller manufacturing operations and limit the applicability for our other operations.
In 2015 EPA issued an extensive regulatory program for new and existing electric utility generating units to scale back emissions of greenhouse gas carbon dioxide (CO2) arising from fossil fuel use to generate electricity. EPA also proposed additional regulations related to how states and federal agencies may implement the requirements finalized in 2015. This regulatory program potentially will have indirect impacts on our operations, such as from rising purchased electricity prices or from mandated energy demand reductions that could apply to our mills and other facilities that we operate. We are evaluating the regulations and additional proposals but are not able to predict whether the regulations, when complete and implemented, will have a material impact on our operations.

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 20

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

•	determined to achieve this goal by increasing energy efficiency and using more greenhouse gas-neutral, biomass fuels instead of fossil fuels; and

•	reduced greenhouse gas emissions by approximately 25 percent considering changes in the asset portfolio according to 2014 data, compared to our 2000 baseline.
Additional factors that could affect greenhouse gas emissions in the future include:

•	policy proposals by federal or state governments regarding regulation of greenhouse gas emissions,

•	Congressional legislation regulating greenhouse gas emissions within the next several years and

•	establishment of a multistate or federal greenhouse gas emissions reduction trading systems with potentially significant implications for all U.S. businesses.
We believe these developments have not had, and in 2016 will not have, a significant effect on our operations. Although these measures could have a material adverse effect on our operations in the future, we expect that we will not be disproportionately affected by these measures as compared with owners of comparable operations. We maintain an active forestry research program to track and understand any potential effect from actual climate change related parameters that could affect the forests we own and manage and do not anticipate any disruptions to our planned operations.

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
Environment Canada is developing a “Greenhouse Gas Emission Framework” that is expected to be proposed in 2016 with implementation in 2020. The framework will put in place a national, sector-based greenhouse gas reduction program applicable to a number of industries, including pulp and paper manufacturing.
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
We believe these measures have not had, and in 2016 will not have, a significant effect on our operations. Although these measures could have a material adverse effect on our operations in the future, we expect that we will not be disproportionately affected by these measures as compared with owners of comparable operations. We also expect that these measures will not significantly disrupt our planned operations.

REGULATION OF AIR EMISSIONS IN POLAND AND URUGUAY
The European Union’s “Clean Air Programme” includes new air quality objectives that Poland and other European Union countries will implement through 2030. Some provinces in Uruguay have established air quality monitoring networks and ambient air objectives have been proposed for the region where our Los Piques mill is located.
We believe these measures have not had, and in 2016 will not have, a significant effect on our operations. Although these measures could have a material adverse effect on our operations in the future, we expect that we will not be disproportionately affected by these measures as compared with owners of comparable operations. We also expect that these measures will not significantly disrupt our planned operations.

REGULATION OF WATER
In the U.S., as a result of litigation under the federal Clean Water Act, additional federal or state permits are now required in some states for the application of pesticides, including herbicides, on timberlands. Those permits have entailed additional costs. In addition, there are continuing regulatory developments and continuing litigation in the federal courts that may result in permit requirements for pollution discharges from forest roads and other drainage features on timberland, which would entail additional costs for forest landowners including Weyerhaeuser. Finally, federal regulatory agencies adopted rules in 2015 that potentially expand the definition of waters subject to federal Clean Water Act jurisdiction, which could increase the scope and number of permits required for forestry-related activities and entail additional costs for Weyerhaeuser and other forest landowners in the U.S. Those rules have been challenged in federal court by multiple parties and states and an injunction has been entered that prevents them from going into effect. We are not able to predict the ultimate resolution of these pending legal actions.
In August 2014 EPA issued a final regulation on thermal cooling water intakes for the protection of aquatic resources. The final rule is not expected to have a material impact although the technology requirements to protect aquatic resources outlined in the rule may be applied on a case-by-case basis when water permits are renewed.

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 21

In 2015, Washington State Department of Ecology (WA DOE) and the regional federal EPA proposed rules to update the Human Health Water Quality Criteria for the protection of human health. It is unclear what effect, if any, the proposed rules will have on our manufacturing operations in Washington State.
In addition:

•
In 2013, amendments to the Canadian Federal Fisheries Act came into force. These amendments change the focus from habitat protection to fisheries protection and increase penalties. We expect further changes to these regulations in 2016, but we cannot predict the scope or potential impact, if any, on our operations.

•
Uruguay's national policy for water includes regulation of river basin planning, management and water use permits. Wastewater discharge authorization is required for industry, including our Los Piques mill.

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

We believe the above developments have not had, and in 2016 will not have, a significant effect on our operations. Although these measures could have a material adverse effect on our operations in the future, we expect that we will not be disproportionately affected by these measures as compared with owners of comparable operations. We also expect that these measures will not significantly disrupt our planned operations.

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

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 22

FORWARD-LOOKING STATEMENTS
This report contains statements concerning our future results and performance that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements:

•	are based on various assumptions we make, and

•	may not be accurate because of risks and uncertainties surrounding the assumptions we make.
These statements reflect our current views with respect to future events. Factors listed in this section, factors discussed under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report, and other factors not included, may cause our actual results to differ significantly from our forward-looking statements. There is no guarantee that any of the events anticipated by our forward-looking statements will occur. Or if any of the events occur, there is no guarantee what effect it will have on our operations, cash flows, or financial condition.
We undertake no obligation to update our forward-looking statements after the date of this report.
FORWARD-LOOKING TERMINOLOGY
Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often use words such as expects, may, should, will, believes, anticipates, estimates, projects, intends, plans, targets or approximately. They may use the positive or negative or a variation of those and similar words.
STATEMENTS
In this report we make forward-looking statements concerning our plans, strategies, intentions and expectations, including with respect to our strategic corporate initiatives; operational excellence initiatives, including costs and product development and production; estimated taxes and tax rates; future dividends; future restructuring charges; expected results of litigation and the sufficiency of litigation reserves; expected uses of cash, including share repurchases; expected capital expenditures; expected economic conditions, including markets, pricing and demand for our products; laws and regulations relevant to our businesses; and our expectations relating to pension contributions and benefit payments.
RISKS, UNCERTAINTIES AND ASSUMPTIONS
Major risks and uncertainties, and assumptions that we make, that affect our business and may cause actual results to differ from these forward-looking statements include, but are not limited to:

•	the effect of general economic conditions, including employment rates, interest rate levels, housing starts, availability of financing for home mortgages and strength of the U.S. dollar;

•	market demand for our products, which is related to the strength of the various U.S. business segments and U.S. and international economic conditions;

•	performance of our manufacturing operations, including maintenance requirements;

•	potential disruptions in our manufacturing operations;

•	level of competition from domestic and foreign producers;

•	our ability to successfully realize the expected benefits from the merger with Plum Creek;

•	the results of our strategic alternatives review of the Cellulose Fibers business;

•	the successful execution of our internal plans and strategic initiatives, including restructurings and cost reduction initiatives;

•	raw material availability and prices;

•	the effect of weather;

•	the risk of loss from fires, floods, windstorms, hurricanes, pest infestations and other natural disasters;

•	energy prices;

•	transportation and labor availability and costs;

•	federal tax policies;

•	the effect of forestry, land use, environmental and other governmental regulations;

•	legal proceedings;

•	performance of pension fund investments and related derivatives;

•	the effect of timing of retirements and changes in the market price of our common stock on charges for share-based compensation;

•	changes in accounting principles; and

•	other factors described under Risk Factors.
EXPORTING ISSUES
We are a large exporter. Our business is affected by:

•	economic activity in Europe and Asia, especially Japan and China;

•	currency exchange rates, particularly the relative value of the U.S. dollar to the euro and the Canadian dollar, and the relative value of the euro to the yen; and

•	restrictions on international trade, tariffs imposed on imports and the availability and cost of shipping and transportation.

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 23

RISK FACTORS
We are subject to various risks and events that could adversely affect our business, our financial condition, our results of operations, our cash flows and the price of our common stock.
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
The overall levels of demand for the products we manufacture and distribute reflect fluctuations in levels of end-user demand, which consequently impact our sales and profitability. End-user demand depends in part on general macroeconomic conditions, both in the U.S. and globally, as well as on local economic conditions. Current economic conditions in the United States reflect growth at or below historical trends and general business uncertainty. Global economic conditions reflect issues such as inflation and slowing growth in emerging countries. The construction and homebuilding industries continue to slowly recover from the severe downturn caused by the overall collapse of credit markets and recession of 2009. However, construction activity remains below pre-recession and trend levels. Our Wood Products segment is highly dependent on the strength of the homebuilding industry. The decline in home construction activity due to the recession resulted in depressed prices of and reduced demand for wood products and building materials. This resulted in lower prices and demand for logs and reduced harvests in our Timberlands segment. The length and magnitude of industry cycles vary over time and by product, but generally reflect changes in macroeconomic conditions and levels of industry capacity. Those conditions have improved since the recession, but if macroeconomic conditions do not continue to improve we could experience lower sales volumes and smaller margins.

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
Our business is dependent upon the health of the U.S. housing market. Demand for homes is sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, the availability of financing and interest rate levels. The legacy of the housing bubble, its collapse and ensuing credit crisis was tightened credit requirements and a reduced number of mortgage loans available for financing home purchases. Although credit conditions have eased, they remain more restrictive than prior to the housing bubble. Demand for new homes also has been adversely affected by factors such as unemployment and lower job participation, limited wage growth and weak consumer confidence. Additionally, rising student loan debt among younger adults is limiting access to mortgage financing and home ownership. Foreclosure rates and distress sales of houses, have fallen significantly and are less of an impact compared to the years immediately following the housing collapse.
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

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 24

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
Expiration of the Softwood Lumber Agreement creates uncertainty about competition from Canadian imports.
Historically, Canada has been a significant source of lumber for the U.S. market, particularly in the new home construction market. We produce lumber in our Canadian mills, but the bulk of our production is in the U.S. The Softwood Lumber Agreement (SLA) between Canada and the U.S., originally signed in October 2006, expired in October 2015. The 2006 SLA required Canadian softwood lumber facilities, including our mills, to pay an export tax when the price of lumber is at or below a threshold price. We are not able to predict when or if a new agreement will be reached or, if reached, what the terms of the agreement would be. We could experience downward pressure on timber and lumber prices caused by Canadian lumber imports.
Another emerging form of competition is between brands of sustainably produced products; customer demand for certain brands could reduce competition among buyers for our products or cause other adverse effects.
In North America, our forests are third party-certified to the Sustainable Forestry Initiative (SFI®) standard. Some of our customers have expressed a preference in certain of our product lines for products made from raw materials sourced from forests certified to different standards, including standards of the Forest Stewardship Council (FSC). If and to the extent that preference for a standard other than SFI® becomes a customer requirement, there may be reduced demand and lower prices for our products relative to competitors who can supply products sourced from forests certified to competing certification standards. If we seek to comply with such other standards, we could incur materially increased costs for our operations or be required to modify our operations, such as reducing harvest levels. FSC, in particular, employs standards that are geographically variable and could cause a material reduction in the harvest levels of some of our timberlands, most notably in the Pacific Northwest.

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 25

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
Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:

•	unscheduled maintenance outages,

•	prolonged power failures,

•	equipment failure,

•	a chemical spill or release,

•	explosion of a boiler,

•	fires, floods, windstorms, earthquakes, hurricanes or other severe weather conditions or catastrophes, affecting the production of goods or the supply of raw materials (including fiber),

•	the effect of drought or reduced rainfall on water supply,

•	labor difficulties,

•	disruptions in transportation infrastructure, including roads, bridges, rail, tunnels, shipping and port facilities,

•	terrorism or threats of terrorism,

•	governmental regulations, and

•	other operational problems.
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
We may be unsuccessful in carrying out our acquisition strategy.
We intend to strategically pursue acquisitions of timberland properties when market conditions warrant. As with any investment, our acquisitions may not perform in accordance with our expectations. In addition, we anticipate financing such acquisitions through cash from operations, borrowings under our unsecured credit facilities, proceeds from equity or debt offerings or proceeds from asset dispositions, or any combination thereof. Our inability to finance future acquisitions on favorable terms could adversely affect our results of operations.

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

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 26

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
There continue to be numerous international, U.S. federal and state-level initiatives and proposals to address domestic and global climate issues. Within the U.S. and Canada, some of these proposals would (and have in some Canadian provinces) regulate and/or tax the production of carbon dioxide and other “greenhouse gases” to facilitate the reduction of carbon compound emissions into the atmosphere and provide tax and other incentives to produce and use “cleaner” energy. Climate change impacts, if they occur, and governmental initiatives, laws and regulations to address potential climate concerns, could increase our costs and have a long-term adverse impact on our businesses and results of operations. Future legislation or regulatory activity in this area remains uncertain, and its impact on our operations is unclear at this time. However, it is possible that legislation or government mandates, standards or regulations intended to mitigate or reduce carbon compound or greenhouse gas emissions or other climate change impacts could adversely affect our operations. For example, such activities could limit harvest levels or result in significantly higher costs for energy and other raw materials. Because our manufacturing operations depend upon significant amounts of energy and raw materials, these initiatives could have an adverse impact on our results of operations and profitability.

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

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 27

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
We conduct a significant portion of our business activities through one or more TRSs. Our use of our TRSs enables us to engage in non-REIT qualifying business activities such as the sale of logs, production and sale of wood products and pulp products, and sale of HBU property. Our TRSs are subject to corporate-level tax. Therefore, we pay income taxes on the income generated by our TRSs. Under the Code, no more than 25 percent (20 percent after December 31, 2017) of the value of the gross assets of a REIT may be represented by securities of one or more TRS. This limitation may affect our ability to increase the size of our TRSs’ operations. Furthermore, our use of TRSs may cause the market to value our common shares differently than the shares of other REITs, which may not use TRSs as extensively as we use them.
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

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 28

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
International trade disputes occur frequently and can be taken to an International Trade Court for resolution of unfair trade practices between countries. As an example, there have been many disputes and subsequent trade agreements regarding sales of softwood lumber between Canada and the United States. The Softwood Lumber Agreement (SLA) between Canada and the U.S., originally signed in October 2006, expired in October 2015. A new agreement has not been reached. The SLA required Canadian softwood lumber facilities, including our mills, to pay an export tax when the price of lumber is at or below a threshold price, which could be as high as 22.5 percent if a province exceeds its total allotted export share, as well as potentially impose additional countervailing antidumping duties. We could experience reduced revenues and margins in any business that is subject to such tariffs or to the terms of the settlements of such international disputes. To the extent such tariffs increase prices, they could also reduce the demand for our products. These tariffs or settlement terms could have a material adverse effect on our business, financial results and financial condition, including facility closures or impairments of assets. We cannot predict whether or when there will be a further extension of the SLA or a new agreement or, if any extension or new agreement is completed, its impact on our business.

DISTRIBUTION OF WRECO SHARES
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
OUR MERGER WITH PLUM CREEK TIMBER COMPANY, INC.
The merger may not be completed on the terms currently contemplated, or at all.
On November 6, 2015 Weyerhaeuser Company and Plum Creek Timber Company, Inc. (“Plum Creek”) entered into an Agreement and Plan of Merger (“Merger Agreement”) pursuant to which Plum Creek will merge with and into Weyerhaeuser Company with Weyerhaeuser continuing as the surviving corporation. If the merger is not completed, our businesses may be adversely affected and we may be subject to various risks without realizing any of the benefits of having the merger completed, including the following:

•	We may be required, under certain circumstances, to pay a termination fee of $250 million.

•	We may be required to reimburse Plum Creek for all reasonable documented out-of-pocket fees and expenses incurred in connection with the Merger Agreement and the merger up to a maximum of $40 million.

•	We may experience negative reactions from the financial markets or from our customers, suppliers or employees.

•	We may be subject to litigation related to failure to complete the merger or to enforcement proceedings to perform our obligations under the Merger Agreement.
A delay in completing the merger, which is subject to a number of conditions, some of which are outside our control, may reduce or eliminate the expected benefits from the merger.
The merger is subject to a number of conditions, some of which are beyond our control, that could prevent, delay or otherwise materially adversely affect its completion. We cannot predict whether and when the conditions will be satisfied. In addition, several putative class action lawsuits relating to the merger have been filed and additional lawsuits may be filed, which could delay completion of the merger. We intend to vigorously defend the litigation but we cannot predict the outcome. The requirement to obtain certain regulatory approvals could delay the completion of the merger for a significant period of time or prevent it from occurring. A delay in completing the merger could cause the combined company not to realize some or all of the synergies and other benefits that it expects to achieve if the merger is successfully completed within its expected time frame. The Merger Agreement contains certain restrictions on the conduct of our business. If the merger is delayed, these restrictions could adversely affect our ability to execute business strategies or pursue attractive business opportunities. In addition, a delay could cause management to focus on completion of the merger instead of on other opportunities that could be beneficial to the company.

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 29

The merger will involve substantial costs, and the combined company may be unable to successfully integrate the businesses of the two companies and realize the anticipated benefits of the merger.
We have incurred and expect to continue to incur substantial costs and expenses relating directly to the merger, including fees and expenses payable to financial and other professional advisors, SEC filing fees, printing and mailing costs and other transaction-related costs, fees and expenses. We expect to incur substantial expenses in connection with the integration of the businesses, policies, procedures, operations, employees, technologies and systems of Plum Creek with those of Weyerhaeuser. There are a large number of systems that must be integrated, including management information, purchasing, accounting and finance, sales, billing, payroll and benefits, fixed asset and lease administration systems and regulatory compliance. Expenses related to this integration are by their nature difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that we expect to achieve from the realization of economies of scale and cost savings and synergies related to the integration of the businesses. These integration expenses likely will result in significant charges against earnings following the completion of the merger, but the amount and timing of such charges are uncertain.
The merger involves the combination of two independently operated public companies. The merger will require management to devote significant attention and resources to integrating business practices and operations. The combined company may fail to realize some or all of the anticipated benefits of the merger if the integration process takes longer than expected or is more costly than expected.
Uncertainties associated with the merger may adversely affect our business and operations.
Uncertainties associated with the merger could cause customers, suppliers or other entities with whom we have a business relationship to delay or defer decisions, which could negatively impact our revenues, earnings and cash flows. In addition, customers or suppliers may elect to cease doing business with us or the combined company in anticipation of or following the merger, or seek to take advantage of potential uncertainty or disruption resulting from the merger to interfere with relationships with customers, suppliers or employees.
We are dependent on the valuable experience and industry knowledge of our officers and other employees to execute our business plans and successfully conduct operations. Our success after the merger will depend in part upon our ability to retain key personnel. Current and prospective employees may feel uncertain about their roles following the merger, which may materially adversely affect our ability to attract and retain key personnel.
The market price of our common stock may decline in the future as a result of the merger.
The market price of our common stock may decline in the future as a result of the merger for a number of reasons, including our inability to successfully integrate the two companies or our failure to achieve the perceived benefits of the merger, including financial results, as rapidly as or to the extent anticipated by financial or industry analysts. Failure to successfully integrate the two companies could negatively impact our revenues, earnings and cash flows, and could materially adversely affect our ability to pay dividends at historical levels, or at all.
The combined company may incur adverse tax consequences if either Weyerhaeuser or Plum Creek has failed or fails to qualify as a REIT for U.S. federal income tax purposes.
Each of Weyerhaeuser and Plum Creek has operated in a manner that it believes has allowed it to qualify as a REIT for U.S. federal income tax purposes under the Code. See “REIT Status and Tax Implications” above for a description of the REIT requirements and consequences of failing to maintain REIT status. We intend to operate in a manner that allows us to continue to qualify as a REIT after the merger. However, even if we have operated so as to retain our REIT status, if Plum Creek were to lose its REIT status for a taxable year before the merger or that includes the merger, we will face serious tax consequences that could substantially reduce cash available for distribution to our shareholders and significantly impair our ability to expand our business and raise capital. If the merger were determined not to qualify as a tax-free merger, we could incur substantial federal tax liability that could materially and adversely affect the company's liquidity, financial condition and results of operations.
TIMBERLAND SPECIFIC RISKS
Our ability to harvest and deliver timber may be subject to limitations which could adversely affect our results of operations.
Our primary assets are our timberlands. Weather conditions, timber growth cycles, access limitations, and availability of contract loggers and haulers, may restrict our ability to harvest our timberlands. Other factors that may restrict our timber harvest include damage to our standing timber by fire or by insect infestation, disease, prolonged drought, flooding, severe weather and other natural disasters. Changes in global climate conditions could intensify one or more of these factors. Although damage from such causes usually is localized and affects only a limited percentage of standing timber, there can be no assurance that any damage affecting our timberlands will in fact be limited. As is common in the forest products industry, we do not maintain insurance coverage for damage to our timberlands. Our revenues, net income and cash flow from operations are dependent to a significant extent on the pricing of our products and our continued ability to harvest timber at adequate levels. Therefore, if we were to be restricted from harvesting on a significant portion of our timberlands for a prolonged period of time, or if material damage to a significant portion of our standing timber were to occur, we could suffer a materially adverse impact to our results of operations.
On a short-term basis, we may adjust our timber harvest levels in response to market conditions. Longer term, our timber harvest levels may be affected by acquisitions of additional timberlands, sales of existing timberlands and shifts in harvest from one region to another. In addition to timberland acquisitions and sales, future timber harvest levels may be affected by changes in estimates of long-term sustainable yield because of silvicultural advances, natural disasters, fires, pests, insects and other hazards, regulatory constraints and other factors beyond our control.
Timber harvest activities are also subject to a number of federal, state and local regulations pertaining to the protection of fish, wildlife, water and other resources. Regulations, re-interpretations and litigation can restrict timber harvest activities and increase costs. Examples are federal and state laws protecting threatened, endangered and “at-risk” species, harvesting and forestry road building activities that may be restricted under the U.S. Federal Clean Water Act, state forestry practices laws, laws protecting aboriginal rights, and other similar regulations.
Our estimates of timber inventories and growth rates may be inaccurate, include risks inherent to such estimates, and may impair our ability to realize expected revenues.
We rely upon estimates of merchantable timber inventories, which include judgments regarding inventories that may be lawfully and economically harvested, timber growth rates and end-product yields when acquiring and managing working forests. These estimates, which are inherently inexact and uncertain in nature, are central to forecasting our anticipated timber harvests, revenues and expected cash flows. Timber

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 30

growth rates and yield estimates are developed by forest biometricians and other experts using statistical measurements of a sample of trees on a given property. Timber growth equations are used that predict the rate of height and diameter growth of trees so that foresters can estimate the volume of timber that may be present in the tree stand at a given age. Tree growth varies by soil type, geographic area, and climate. Inappropriate application of growth equations in forest management planning may lead to inaccurate estimates of future volumes. If these estimates are inaccurate, our ability to manage our timberlands in a sustainable or profitable manner may be diminished, which may cause our results of operations and our stock price to be adversely affected.

Our operating results and cash flows will be materially affected by supply and demand for timber.
A variety of factors affect prices for timber, including available supply, changes in economic conditions that impact demand, the level of domestic new construction and remodeling activity, interest rates, credit availability, population growth, weather conditions and pest infestation, and other factors. These factors vary by region, timber type (sawlogs or pulpwood logs) and species.
Timber prices are affected by changes in demand on a local, national or international level. The closure of a mill in the regions where we own timber can have a material adverse effect on demand, and therefore pricing. As the demand for paper continues to decline, closures of pulp mills have adversely affected the demand for pulpwood and wood chips in certain regions in which we operate. We export logs to Asia. While demand for Asia has remained steady, recently Asian markets have experienced a high degree of volatility, especially in China. A decrease in demand of logs from Asia may have a negative impact on log and lumber in the markets in which we compete.
Timber prices are affected by changes in timber availability at the local, national and international level. Our timberland ownership is concentrated in Alabama, Arkansas, Louisiana, Mississippi, North Carolina, Oklahoma, Oregon and Washington. In some of these states, much of the timberland is privately owned. Increases in timber prices often result in substantial increases in harvesting on private timberlands, including lands not previously made available for commercial timber operations, causing a short-term increase in supply that moderates price increases. In western states such as Oregon, and Washington, where a greater proportion of timberland is government owned, any substantial increase in timber harvesting from government-owned land could significantly reduce timber prices. On a local level, timber supplies can fluctuate depending upon factors such as changes in weather conditions and harvest strategies of local timberland owners, as well as occasionally high timber salvage efforts due to events such as unusual pest infestations or fires.

Timberlands make up a significant portion of our business portfolio.
Our real estate holdings are primarily timberlands and we may make additional timberlands acquisitions in the future. As the owner and manager of approximately 6.9 million acres of timberlands, we are subject to the risks that are inherent in concentrated real estate investments. A downturn in the real estate industry generally, or the timber or forest products industries specifically, could reduce the value of our properties and adversely affect our results of operations. Such a downturn could also adversely affect our customers and reduce the demand for our products. The risks we face may be more pronounced than if we diversified our investments outside real estate or outside timberlands.

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

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

STOCK-PRICE VOLATILITY
The market price of our common stock may be influenced by many factors, some of which are beyond our control.
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

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 31

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

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 32

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the following exchanges under the symbol WY:

•	New York Stock Exchange and

•	Chicago Stock Exchange
As of December 31, 2015, there were 7,700 holders of record of our common shares. Dividend-per-share data and the range of closing market prices for our common stock for each of the four quarters in 2015 and 2014 are included in Note 22: Selected Quarterly Financial Information (unaudited) in the Notes to Consolidated Financial Statements.
INFORMATION ABOUT SECURITIES AUTHORIZED FOR ISSUANCE UNDER OUR EQUITY COMPENSATION PLAN

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES TO BE ISSUED UPON EXERCISE)
Equity compensation plans approved by security holders(1)	14,935,316	$22.74	17,317,903
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	14,935,316	$22.74	17,317,903
(1)   Includes 1,104,621 restricted stock units and 685,535 performance share units. Because there is no exercise price associated with restricted stock units and performance share units, excluding these stock units the weighted average exercise price calculation would be $25.83.

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 33

INFORMATION ABOUT COMMON STOCK REPURCHASES DURING 2015

	TOTAL NUMBER OF SHARES (OR UNITS) PURCHASED	AVERAGE PRICE PAID PER SHARE (OR UNIT)	TOTAL NUMBER OF SHARES (OR UNITS) PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OF PROGRAMS	MAXIMUM NUMBER (OR APPROXIMATE DOLLAR VALUE) OF SHARES (OR UNITS) THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS(1)(2)
Common Stock Repurchases During First Quarter:
January	228,429	$35.85	228,429	$488,348,381
February	3,038,219	$35.21	3,038,219	$381,369,837
March	4,074,918	$33.69	4,074,918	$244,089,600
Total repurchases during first quarter	7,341,566	$34.39	7,341,566	$244,089,600
Common Stock Repurchases During Second Quarter:
April	1,949,315	$31.84	1,949,315	$182,017,591
May	1,570,276	$31.81	1,570,276	$132,064,000
June	1,322,926	$31.76	1,322,926	$90,047,982
Total repurchases during second quarter	4,842,517	$31.81	4,842,517	$90,047,982
Common Stock Repurchases During Third Quarter:
July	—	—	—	$90,047,982
August	145,720	$28.00	145,720	$585,967,414
September	3,112,428	$27.56	3,112,428	$500,190,226
Total repurchases during third quarter	3,258,148	$27.58	3,258,148	$500,190,226
Common Stock Repurchases During Fourth Quarter:
October	616,265	$28.76	616,265	$482,469,449
November	130,930	$30.75	130,930	$478,442,984
December	—	$—	—	$478,442,984
Total repurchases during fourth quarter	747,195	$29.11	747,195	$478,442,984
Total common stock repurchases during 2015	16,189,426	$32.00	16,189,426	$478,442,984
(1)   On August 13, 2014, our board of directors approved a stock repurchase program under which we were authorized to repurchase up to $700 million of outstanding shares (the 2014 Repurchase Program). The 2014 stock repurchase program replaced the prior 2011 stock repurchase program. During 2014, we repurchased $203 million of outstanding shares under the 2014 Repurchase Program. During 2015, we completed the 2014 Repurchase Program by purchasing $497 million of outstanding shares. All common stock purchases under the stock repurchase program were made in open-market transactions.
(2) On August 27, 2015, our board of directors approved a new share repurchase program of up to $500 million of outstanding shares (the 2015 Repurchase Program), commencing upon completion of the 2014 Repurchase Program. During 2015, we repurchased $22 million of outstanding shares under the 2015 Repurchase Program. All common stock purchases under the stock repurchase program were made in open-market transactions.

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 34

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL SHAREHOLDER RETURN
Weyerhaeuser Company, S&P 500 and S&P Global Timber & Forestry Index
PERFORMANCE GRAPH ASSUMPTIONS

•	Assumes $100 invested on December 31, 2010 in Weyerhaeuser common stock, the S&P 500 Index and the S&P Global Timber & Forestry Index.

•	Total return assumes dividends received are reinvested at month end.

•	Measurement dates are the last trading day of the calendar year shown.

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 35

SELECTED FINANCIAL DATA
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES

PER COMMON SHARE
	2015	2014	2013	2012	2011
Diluted earnings from continuing operations attributable to Weyerhaeuser common shareholders	$0.89	1.40	0.82	0.58	0.50
Diluted earnings from discontinued operations attributable to Weyerhaeuser common shareholders(1)	—	1.78	0.13	0.13	0.11
Diluted net earnings attributable to Weyerhaeuser common shareholders	$0.89	3.18	0.95	0.71	0.61
Dividends paid per common share	$1.20	1.02	0.81	0.62	0.60
Weyerhaeuser shareholders’ interest (end of year)	$9.54	10.11	11.64	7.50	7.95
FINANCIAL POSITION
	2015	2014	2013	2012	2011
Total assets	$12,486	13,265	14,372	12,609	12,523
Total long-term debt	$4,891	4,891	4,891	4,291	4,478
Weyerhaeuser shareholders’ interest	$4,869	5,304	6,795	4,070	4,263
Percent earned on average Weyerhaeuser shareholders’ interest	9.1%	29.5%	9.9%	9.2%	7.5%
OPERATING RESULTS
	2015	2014	2013	2012	2011
Net sales	$7,082	7,403	7,254	5,989	5,378
Earnings from continuing operations	$506	828	491	312	270
Discontinued operations, net of income taxes(1)	—	998	72	72	61
Net earnings	506	1,826	563	384	331
Net loss (earnings) attributable to noncontrolling interest	—	—	—	1	—
Net earnings attributable to Weyerhaeuser	506	1,826	563	385	331
Dividends on preference shares	(44)	(44)	(23)	—	—
Net earnings attributable to Weyerhaeuser common shareholders	$462	1,782	540	385	331
CASH FLOWS
	2015	2014	2013	2012	2011
Net cash from operations	$1,064	1,088	1,004	581	291
Cash from investing activities	(487)	361	(1,829)	(192)	122
Cash from financing activities	(1,145)	(704)	762	(444)	(927)
Net change in cash and cash equivalents	$(568)	745	(63)	(55)	(514)
STATISTICS (UNAUDITED)
	2015	2014	2013	2012	2011
Number of employees	12,600	12,800	13,700	13,200	12,800
Number of common shareholder accounts at year-end	7,700	8,248	8,859	9,227	9,724
Number of common shares outstanding at year-end (thousands)	510,483	524,474	583,548	542,393	536,425
Weighted average common shares outstanding – diluted (thousands)	519,618	560,899	571,239	542,310	539,879

(1)	See Note 3: Discontinued Operations in the Notes to Consolidated Financial Statements.

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 36

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

ECONOMIC AND MARKET CONDITIONS AFFECTING OUR OPERATIONS
The strength of the U.S. housing market strongly affects our Wood Products and Timberlands segments. As published by the U.S. Census Bureau, total U.S. housing starts for 2015 were 1,111,000 units, with single-family units accounting for 715,000 of the total. This represents a 10 percent increase in single-family starts from 2014, which were 648,000 units. Multi-family construction also increased in 2015 to 396,000 units compared with 358,000 in 2014. Expectations are for a similar increase in 2016. Consensus forecasts place expected total housing starts between 1.2 and 1.3 million units for 2016. Sources include IHS Global Insight, John Burns Real Estate and RISI. While housing has improved significantly since the recession of 2009, current demand for new housing continues to run below historic pre bubble averages. The 25-year period of 1976-2000 averaged 1.5 million total starts and 1.1 million single family starts, levels which have not yet been achieved in the post recession period.
Wood Products primarily sells into the new residential building and repair and remodel markets. Demand for wood products continued to improve in 2015 following the growth in home construction, however, growth in production also expanded and prices were lower in 2015 than 2014. The Random Lengths framing lumber composite was 14 percent lower in 2015 versus 2014 while oriented strand board (OSB) was 4 percent lower in 2015 as measured by Random Lengths North Central Price. Expectations are for similar to slightly higher wood product prices in 2016 as demand continues to increase with growth in housing starts and remodeling.
Demand for logs from our Timberlands segment is affected by the production of wood-based building products as well as export demand in our Western holdings. In the South, Southern pine sawlog prices were flat to slightly higher in 2015 as available supplies continue to match or exceed growth in demand. Western log prices were lower in 2015 due primarily to the pullback in demand from China which had been actively competing with domestic lumber producers for sawlogs. Expectations are for slightly improved log prices as off-shore demand improves over 2015 and domestic wood products manufacturing output increases with rising housing starts creating increased log demand.
Cellulose Fibers is primarily affected by global supply and demand factors and the relative strength of the U.S. dollar. The slowdown in global growth and reduced expectations for emerging economies slowed demand growth for pulp in 2015. The U.S. dollar continued to strengthen versus the Euro in 2015, rising 12 percent due to stronger US economic growth and increasingly accommodative monetary policies in Eurozone economies. Consequently prices for benchmark NBSK pulp were 8% lower in 2015 versus 2014. Expectations are for similar to slightly lower prices in 2016 as global economic growth is expected to be weak, which will limit growth in demand for products made with cellulose fibers. Furthermore, the US dollar is expected to remain strong relative to other currencies including the euro and a weak euro has historically been associated with lower US dollar prices for cellulose fibers.

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 37

FINANCIAL PERFORMANCE SUMMARY
Net Sales by Segment
Contribution to Pretax Earnings by Segment

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 38

RESULTS OF OPERATIONS
In reviewing our results of operations, it is important to understand these terms:

•	Sales realizations refer to net selling prices — this includes selling price plus freight minus normal sales deductions.

•	Net contribution to earnings refers to earnings (loss) attributable to Weyerhaeuser shareholders before interest expense and income taxes.

CONSOLIDATED RESULTS
HOW WE DID IN 2015
Summary of Financial Results

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES
				AMOUNT OF CHANGE
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Net sales	$7,082	$7,403	$7,254	$(321)	$149
Operating income	$919	$1,320	$634	$(401)	$686
Earnings from discontinued operations, net of tax	$—	$998	$72	$(998)	$926
Net earnings attributable to Weyerhaeuser common shareholders	$462	$1,782	$540	$(1,320)	$1,242
Basic earnings per share attributable to Weyerhaeuser common shareholders	$0.89	$3.20	$0.95	$(2.31)	$2.25
Diluted earnings per share attributable to Weyerhaeuser common shareholders	$0.89	$3.18	$0.95	$(2.29)	$2.23
COMPARING 2015 WITH 2014
Net Sales
Net sales decreased $321 million — 4 percent — primarily due to:

•	lower Timberlands segment sales — $147 million — primarily due to lower average log sales realizations and export sales volumes in the West, and lower log sales volumes in the South;

•
lower Wood Products segment sales — $98 million — primarily due to decreased structural lumber and OSB average realizations, partially offset by higher structural lumber, OSB, and engineered solid section sales volumes and higher sales of complementary building products; and

•	lower Cellulose Fibers segment sales — $76 million — primarily due to lower pulp and liquid packaging board average sales realizations.
Net Earnings Attributable to Weyerhaeuser Common Shareholders
Our net earnings attributable to Weyerhaeuser common shareholders decreased $1,320 million primarily due to:

•	earnings from discontinued operation recognized in 2014 — $998 million. There were no earnings from discontinued operations in 2015;

•
lower gross margin — $252 million — primarily due to lower average sales realizations in lumber and OSB in our Wood Products segment, lower average log sales realizations and sales volumes in our Timberlands segment, and lower average sales realizations for pulp and liquid packaging board, and higher operating costs due to scheduled maintenance outages and the West Coast port slowdown in our Cellulose Fibers segment;

•
lower other operating income — $219 million — primarily due to a $151 million pretax gain recognized in 2014 related to a previously announced postretirement plan amendment, a $22 million pretax gain recognized in 2014 on the sale of a landfill in Washington State, $14 million of Plum Creek merger-related costs in 2015, and a $13 million noncash impairment charge related to a nonstrategic asset sale in 2015; and

•	losses from an equity affiliate in 2015 — $105 million — primarily due to an $84 million noncash asset impairment recorded by an equity affiliate in the fourth quarter 2015.
These decreases were partially offset by:

•
lower income taxes — $188 million — primarily due to lower earnings in our Taxable REIT Subsidiary (TRS) in 2015, an income tax benefit recognized in the fourth quarter 2015 related to a noncash asset impairment recorded by an equity affiliate and the expiration of the company's built-in-gains tax period as a result of a change in U.S. tax legislation; and

•	lower general and administrative expenses — $49 million.
COMPARING 2014 WITH 2013
Net Sales
Net sales increased $149 million — 2 percent — primarily due to:

•	Timberlands segment sales increased $154 million, primarily due to higher log prices and increased sales volumes in the West, including our acquired Longview Timber holdings.

•	Cellulose Fibers segment sales increased $34 million primarily due to higher sales realizations for pulp.

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 39

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

•
a $333 million decrease in charges for restructuring, closure and asset impairments primarily related to a noncash impairment charge relating to a large master-planned community north of Las Vegas, Nevada which was retained by Weyerhaeuser in the divestiture of Weyerhaeuser Real Estate Company (WRECO);

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

TIMBERLANDS
HOW WE DID IN 2015
We report sales volume and annual production data for our Timberlands segment in Our Business/What We Do/Timberlands.
Here is a comparison of net sales to unaffiliated customers, intersegment sales, and net contribution to earnings for the last three years:
Net Sales and Net Contribution to Earnings for Timberlands

DOLLAR AMOUNTS IN MILLIONS
				AMOUNT OF CHANGE
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Net sales to unaffiliated customers:
Logs:
West	$830	$972	$828	$(142)	$144
South	241	257	256	(16)	1
Canada	24	22	19	2	3
Total	1,095	1,251	1,103	(156)	148
Chip sales	15	12	9	3	3
Timberlands exchanges(1)	62	52	65	10	(13)
Higher and better-use land sales(1)	14	19	19	(5)	—
Minerals, oil and gas	26	32	32	(6)	—
Products from international operations(2)	87	96	90	(9)	6
Other products	51	35	25	16	10
Subtotal sales to unaffiliated customers	1,350	1,497	1,343	(147)	154
Intersegment sales:
United States	559	576	518	(17)	58
Other	271	291	281	(20)	10
Subtotal intersegment sales	830	867	799	(37)	68
Total	$2,180	$2,364	$2,142	$(184)	$222
Net contribution to earnings	$549	$613	$470	$(64)	$143
(1)   Significant dispositions of higher and better use timberland and some nonstrategic timberlands are made through subsidiaries.
(2)   Products include logs, plywood and hardwood lumber harvested or produced by our international operations. This includes sales from our operations in Uruguay and Brazil (sold in 2014).

On July 23, 2013, we purchased 100 percent of the equity interests in Longview Timber LLC (Longview Timber) for cash and assumed debt. The sales and net contribution to earnings of our acquired entity from the acquisition date forward are included in the West results of our Timberlands segment. Longview Timber was and continues to be a supplier to our Wood Products segment and those sales are shown in intersegment sales. More information on this transaction can be found in Note 4: Acquisitions in the Notes to Consolidated Financial Statements.

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 40

COMPARING 2015 WITH 2014
Net Sales — Unaffiliated Customers
Net sales to unaffiliated customers decreased $147 million — 10 percent — primarily due to a $142 million decrease in Western log sales as a result of lower average sales realizations and export sales volumes, and a $16 million decrease in Southern log sales due to lower sales volumes.
Intersegment Sales
Intersegment sales decreased $37 million — 4 percent — primarily due to a $20 million decrease in Canada due to lower translated revenues as a result of the strengthening U.S. dollar, and a $17 million decrease in the United States due to lower Southern log sales volumes and decreased Western average realizations.
Net contribution to earnings
Net contribution to earnings decreased $64 million — 10 percent — primarily due to:

•	lower average log sales realizations in the West — $106 million and

•	lower sales volumes in the West and South — $46 million.
These decreases were partially offset by:

•	lower operating costs, primarily due to lower logging and silviculture costs in the South and lower log purchases in the West — $68 million;

•	higher average sales realizations in the South — $13 million; and

•	lower selling, general and administrative expenses — $11 million.
COMPARING 2014 WITH 2013
Net Sales — Unaffiliated Customers
Net sales to unaffiliated customers increased $154 million — 11 percent — primarily due to a $144 million increase in Western log sales due to higher log prices from our legacy Western timberlands and a 17 percent increase in sales volumes including the increase related to the acquired Longview Timber holdings.

Intersegment Sales
Intersegment sales increased $68 million — 9 percent — primarily due to:

•	higher sales volume in the United States including the increase related to acquired Longview Timber holdings, and higher log prices in our legacy Western and Southern timberlands — $58 million; and

•	higher log and chip sales volumes in Canada — $10 million.
Net contribution to earnings
Net contribution to earnings increased $143 million — 30 percent — primarily due to:

•	an $87 million increase as a result of owning Longview Timber for a full year;

•	a $59 million increase due to higher log prices in our legacy Western timberlands and Southern timberlands;

•	a $20 million increase due to higher sales volumes in our legacy Western timberlands; and

•	a $12 million decrease in selling, general and administrative expenses, excluding Longview Timber.

These increases were partially offset by a $40 million increase in operating costs in our legacy Western timberlands due to increased log purchases.

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 41

WOOD PRODUCTS
HOW WE DID IN 2015
We report sales volume and annual production data for our Wood Products segment in Our Business/What We Do/Wood Products.
Net Sales and Net Contribution to Earnings for Wood Products

DOLLAR AMOUNTS IN MILLIONS
				AMOUNT OF CHANGE
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Net sales:
Structural lumber	$1,741	$1,901	$1,873	$(160)	$28
Engineered solid section	428	402	353	26	49
Engineered I-joists	284	277	247	7	30
Oriented strand board	595	610	809	(15)	(199)
Softwood plywood	129	143	144	(14)	(1)
Other products produced	189	176	171	13	5
Complementary building products	506	461	412	45	49
Total	$3,872	$3,970	$4,009	$(98)	$(39)
Net contribution to earnings	$258	$327	$441	$(69)	$(114)
COMPARING 2015 WITH 2014
Net Sales
Net sales decreased $98 million — 2 percent — primarily due to an 11 percent decrease in structural lumber average sales realizations, and a 9 percent decrease in OSB average sales realizations.
These decreases were partially offset by:

•	higher structural lumber sales volumes — 3 percent,

•	higher OSB sales volumes — 7 percent,

•	higher engineered solid section sales volumes — 6 percent and

•	higher sales of complementary building products — 10 percent.
Net Contribution to Earnings
Net contribution to earnings decreased $69 million — 21 percent — primarily due to:

•	lower average sales realizations in lumber and OSB — $258 million and

•	pretax restructuring charges related to the closure of four distribution centers — $8 million.
These decreases were partially offset by:

•
lower unit manufacturing costs due to lower resin and other input costs, higher operating rates, and lower translated Canadian operating costs due to the strengthening of the U.S. dollar — $96 million;

•	lower log costs due to decreasing log prices and lower translated Canadian costs due to the strengthening of the U.S. dollar— $45 million;

•	lower general and administrative expenses — $28 million;

•	lower freight costs due to declining fuel prices — $18 million and

•	higher sales volumes across most product lines — $17 million.
COMPARING 2014 WITH 2013
Net Sales
Net sales decreased $39 million — 1 percent — primarily due to a 25 percent decrease in OSB average sales realizations.
This decrease was partially offset by:

•	higher engineered solid section shipment volumes — 10 percent, and average sales realizations — 4 percent;

•	higher sales of complementary building products — 12 percent;

•	higher engineered I-joists average sales realizations — 8 percent, and shipment volumes — 4 percent; and

•	higher structural lumber average sales realizations — 1 percent, and shipment volumes — 1 percent.
Net Contribution to Earnings
Net contribution to earnings decreased $114 million — 26 percent —primarily due to:

•	lower OSB sales realizations — $204 million and

•	higher log costs — $47 million.
These decreases were partially offset by:

•	lower lumber manufacturing costs primarily due to aggressive cost control — $40 million;

•	higher average sales realizations in engineered wood products and lumber — $35 million;

•	higher margins in our distribution business — $31 million;

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 42

•	lower selling, general and administrative expenses — $15 million;

•	higher shipment volumes primarily in engineered wood products and our distribution business — $10 million; and

•	an impairment charge in 2013 related to the decision to permanently close an engineered wood products facility — $9 million.

CELLULOSE FIBERS
HOW WE DID IN 2015
We report sales volume and annual production data for our Cellulose Fibers segment in Our Business/What We Do/Cellulose Fibers.
Here is a comparison of net sales and net contribution to earnings for the last three years:
Net Sales and Net Contribution to Earnings for Cellulose Fibers

DOLLAR AMOUNTS IN MILLIONS
				AMOUNT OF CHANGE
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Net sales:
Pulp	$1,499	$1,559	$1,501	$(60)	$58
Liquid packaging board	305	310	326	(5)	(16)
Other products	56	67	75	(11)	(8)
Total	$1,860	$1,936	$1,902	$(76)	$34
Net contribution to earnings:				$—	$—
Operating income	$224	$292	$197	(68)	95
Gain (Loss) from equity affiliates	(105)	1	3	(106)	(2)
Total	$119	$291	$200	$(172)	$91
COMPARING 2015 WITH 2014
Net Sales
Net sales decreased $76 million — 4 percent — primarily due to the following:

•	pulp average sales realizations decreased $31 per ton — 4 percent;

•	liquid packaging board average sales realizations decreased $48 per ton — 4 percent; and

•	other products sales volumes decreased 12 percent.
These decreases were partially offset by increased sales volumes for liquid packaging board of 2 percent.
Net Contribution to Earnings
Net contribution to earnings decreased $172 million — 59 percent — primarily due to:

•	losses from an equity affiliate — $105 million — primarily due to an $84 million noncash asset impairment recorded in the fourth quarter 2015;

•	lower pulp average sales realizations — $58 million;

•	higher operating costs primarily due to scheduled maintenance outages and the West Coast port slowdown — $46 million;

•	lower liquid packaging board average sales realizations — $18 million; and

•	higher fiber costs — $13 million.
These decreases were partially offset by:

•	lower energy and chemical costs — $28 million,

•	lower translated Canadian operating costs due to the strengthening of the U.S. dollar — $27 million and

•	lower selling, general and administrative expenses — $10 million.
COMPARING 2014 WITH 2013
Net Sales
Net sales increased $34 million — 2 percent — primarily due to increased sales realizations for pulp of $50 per ton — 6 percent and liquid packaging board of $61 per ton — 6 percent.

This was partially offset by decreased sales volumes for pulp of 2 percent and liquid packaging board of 10 percent.
Net Contribution to Earnings
Net contribution to earnings increased $91 million — 46 percent — primarily due to:

•	higher pulp and liquid packaging board sales realizations — $108 million and

•	lower translated Canadian operating costs due to the strengthening of the U.S. dollar — $14 million.

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 43

These increases were partially offset by:

•	higher energy costs primarily due to reduced electricity sales and higher fuel prices — $13 million and

•	higher maintenance costs due to a scheduled machine rebuild in our liquid packaging board facility and pulp planned maintenance outages — $13 million.

UNALLOCATED ITEMS
Unallocated Items are gains or charges not related to or allocated to an individual operating segment. They include a portion of items such as: share-based compensation, pension and postretirement costs, foreign exchange transaction gains and losses associated with financing, and the elimination of intersegment profit in inventory and the LIFO reserve.
Net Contribution to Earnings for Unallocated Items

DOLLAR AMOUNTS IN MILLIONS
				AMOUNT OF CHANGE
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Unallocated corporate function expenses	$(27)	$(24)	$(38)	$(3)	$14
Unallocated share-based compensation	6	(9)	(8)	15	(1)
Unallocated pension and postretirement credits (costs)	11	196	(40)	(185)	236
Foreign exchange gains (losses)	(47)	(27)	(7)	(20)	(20)
Elimination of intersegment profit in inventory and LIFO	10	(10)	15	20	(25)
Other	(65)	(38)	(392)	(27)	354
Operating income (loss)	(112)	88	(470)	(200)	558
Interest income and other	36	38	48	(2)	(10)
Net contribution to earnings	$(76)	$126	$(422)	$(202)	$548
Unallocated Items in 2015 include:

•
$13 million noncash impairment charge recognized in first quarter 2015 related to a nonstrategic asset that was sold in second quarter 2015 which is recorded in "Other" above and "Charges for restructuring, closures, and impairments" in our Consolidated Statement of Operations. See Note 18: Charges for Restructuring, Closures and Asset Impairments in the Notes to Consolidated Financial Statements for more information.

•	$14 million Plum Creek merger-related costs which are recorded in "Other" above and "Other operating income, net" in our Consolidated Statement of Operations.
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

INTEREST EXPENSE
Our net interest expense incurred for the last three years was:

•	$347 million in 2015,

•	$344 million in 2014 and

•	$369 million in 2013.
There were no changes in our amount of outstanding debt during 2015 and 2014. Our outstanding debt balane increased $600 million during 2013.
Interest expense in 2013 includes $11 million in fees related to a bridge loan we did not draw from in the acquisition of Longview Timber and $25 million in pretax losses on early extinguishment of debt.

INCOME TAXES
Our provision (benefit) for income taxes for our continuing operations over the last three years was:

•	$(3) million in 2015,

•	$185 million in 2014 and

•	$(171) million in 2013.
During 2015, our provision for income taxes decreased $188 million as compared with 2014, primarily due to lower earnings in our TRS in 2015.  We also recorded a $13 million tax benefit for the expiration of the company’s built-in-gains tax period due to a change in tax law in the fourth quarter 2015, and a $28 million tax benefit for the reduction in the deferred tax liability associated with an equity affiliate resulting from a non-cash impairment charge recorded by that entity.

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 44

During 2013, we recorded a $193 million tax benefit related to unrecognized tax benefits and a $21 million tax charge related to the repatriation of Canadian earnings.

As a REIT, we generally are not subject to corporate level tax on income of the REIT that is distributed to shareholders. We are no longer subject to corporate taxes on built-in-gains (the excess of fair market value over tax basis at January 1, 2010) due to a change in tax law in the fourth quarter 2015, which statutorily shortened the built-in-gains tax period from 10 years to 5 years following the REIT conversion. We continue to be required to pay federal corporate income taxes on earnings of our TRS, which includes our manufacturing businesses and the portion of our timberlands segment income included in the TRS.
The table below summarizes the historical tax characteristics of distributions to shareholders for the years ended December 31:

AMOUNTS PER SHARE
	2015	2014	2013
Preference - capital gain distribution	$3.19	$3.19	$1.66
Common - capital gain distribution	$1.20	$1.02	$0.81

LIQUIDITY AND CAPITAL RESOURCES
We are committed to maintaining a sound, conservative capital structure that enables us to:

•	protect the interests of our shareholders and lenders and

•	have access at all times to major financial markets.

CASH FROM OPERATIONS
Cash from operations includes:

•	cash received from customers;

•	cash paid to employees and suppliers;

•	cash paid for interest on our debt; and

•	cash paid or received for taxes.
Consolidated net cash provided by our operations was:

•	$1,064 million in 2015,

•	$1,088 million in 2014 and

•	$1,004 million in 2013.
COMPARING 2015 WITH 2014
Net cash provided by operations decreased $24 million in 2015 as compared with 2014, primarily due to:

•	Cash received from customers decreased $296 million as sales decreased in our Timberlands, Wood Products, and Cellulose Fibers segments.

•	Net cash outflows related to income taxes decreased $66 million. We paid income taxes of $14 million in 2015 and received tax refunds of $52 million in 2014.

•	Cash paid for interest increased $28 million, primarily due to interest received related to tax refunds in 2014.
These outflows were partially offset by a $393 million decrease in cash paid to employees and suppliers.
COMPARING 2014 WITH 2013
Net cash provided by operations increased $84 million in 2014 as compared with 2013, primarily due to:

•	Cash received from customers increased $180 million as sales increased in our Timberlands and Cellulose Fibers segments.

•	Net cash inflows related to income taxes increased $70 million. We received income tax refunds of $52 million in 2014 and paid $18 million in 2013.

•	Cash paid for interest decreased $43 million, primarily due to interest received related to tax refunds in 2014 and refinancing of debt in 2013.
These inflows were partially offset by a $189 million increase in cash paid to employees and suppliers primarily due to increased production and the acquisition of Longview Timber.
Pension Contributions and Benefit Payments Made and Expected
During 2015, we:

•	contributed $33 million for our Canadian registered plan in accordance with minimum funding rules and respective provincial regulations;

•	contributed to or made benefit payments for our Canadian nonregistered pension plans of $3 million;

•	made benefit payments of $24 million for our U.S. nonqualified pension plans; and

•	made benefit payments of $23 million for our U.S. and Canadian other postretirement plans.
There was no minimum required contribution for our U.S. qualified plan for 2015, nor were any contributions made to this plan in 2015.

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 45

During 2016, based on estimated year-end assets and projections of plan liabilities, we expect to:

•	be required to contribute approximately $16 million for our Canadian registered plan;

•	be required to contribute or make benefit payments for our Canadian nonregistered plans of $3 million;

•	make benefit payments of $19 million for our U.S. nonqualified pension plans; and

•	make benefit payments of $22 million for our U.S. and Canadian other postretirement plans.
We do not anticipate a contribution being required to our U.S. qualified pension plan for 2016.

INVESTING IN OUR BUSINESS
Cash from investing activities includes:

•	acquisitions of property, equipment, timberlands and reforestation;

•	investments in or distribution from equity affiliates;

•	proceeds from sale of assets and operations; and

•	purchases and redemptions of short-term investments.
Consolidated net cash provided by (used in) investing activities was:

•	$(487) million in 2015,

•	$361 million in 2014 and

•	$(1,829) million in 2013.
COMPARING 2015 WITH 2014
Net cash from investing activities changed $848 million to an outflow in 2015 as compared with an inflow in 2014, primarily due to:

•	net proceeds from the Real Estate Divestiture, net of cash divested in 2014; and

•	higher capital spending in 2015.
COMPARING 2014 WITH 2013
Net cash from investing activities changed $2,190 million to an inflow in 2014 as compared with an outflow in 2013, primarily due to:

•	the acquisition of Longview Timber in 2013;

•	net proceeds from the Real Estate Divestiture, net of cash divested in 2014; and

•	higher capital spending in 2014.
LONGVIEW TIMBER PURCHASE
On July 23, 2013, we purchased 100 percent of the equity interests in Longview Timber LLC (Longview Timber) for $1.58 billion cash and assumed debt of $1.07 billion, for an aggregate purchase price of $2.65 billion. More information can be found in Note 4: Acquisitions in the Notes to Consolidated Financial Statements and the "Cash from financing activities" section below.
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
Three-Year Summary of Capital Spending by Business Segment

DOLLAR AMOUNTS IN MILLIONS
	2015	2014	2013
Timberlands	$75	$74	$73
Wood Products	287	190	113
Cellulose Fibers	118	123	92
Unallocated Items	3	4	5
Discontinued operations	—	4	10
Total	$483	$395	$293
We expect our net capital expenditures for 2016 to be down slightly compared to 2015, subject to the outcome of the strategic review of the Cellulose Fibers business and our transaction with Plum Creek. The amount we spend on capital expenditures could change due to:

•	future economic conditions,

•	environmental regulations,

•	changes in the composition of our business,

•	weather and

•	timing of equipment purchases.

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 46

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
PROCEEDS FROM THE SALE OF NONSTRATEGIC ASSETS
Proceeds received from the sale of various nonstrategic assets over the last three years were:

•	$19 million in 2015,

•	$28 million in 2014 and

•	$20 million in 2013.

FINANCING
Cash from financing activities includes:

•	issuances and payments of long-term debt,

•	borrowings and payments under revolving lines of credit,

•	changes in book overdrafts,

•	proceeds from stock offerings and option exercises and

•	payments of cash dividends and repurchasing stock.
Consolidated net cash provided by (used in) financing activities was:

•	$(1,145) million in 2015,

•	$(704) million in 2014 and

•	$762 million in 2013.
COMPARING 2015 WITH 2014
Net cash used in financing activities increased $441 million in 2015, primarily due to an increase in share repurchases and common stock dividends. This was partially offset by a decrease in stock option exercises.
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

LONGVIEW TIMBER PURCHASE
In order to finance our purchase of Longview Timber, see Note 4: Acquisitions in the Notes to Consolidated Financial Statements for more information, we issued the following:

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

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 47

DEBT
Our consolidated long-term debt was $4.9 billion as of December 31, 2015, December 31, 2014 and December 31, 2013. Long-term debt proceeds were $1,050 million in 2013.
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
There were no long-term debt retirements in 2015 and 2014. We retired $409 million of long-term debt according to its scheduled maturity in 2013. Additionally, we retired $1,158 million of long-term debt in 2013 prior to its scheduled maturity. The loss recognized on early extinguishment of debt and included in our net interest expense was $25 million.
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
There were no net proceeds from the issuance of debt or from borrowings (repayments) under our available credit facility in 2015, 2014 or 2013.
Debt covenants:
As of December 31, 2015, Weyerhaeuser Company:

•	had no borrowings outstanding under our credit facility and

•	was in compliance with the credit facility covenants.
Weyerhaeuser Company Covenants:
Key covenants related to Weyerhaeuser Company include the requirement to maintain:

•	a minimum defined net worth of $3.0 billion;

•	a defined debt-to-total-capital ratio of 65 percent or less; and

•	ownership of, or long-term leases on, no less than four million acres of timberlands.
Weyerhaeuser Company’s defined net worth is comprised of:

•	total Weyerhaeuser shareholders’ interest,

•	excluding accumulated comprehensive income (loss) related to pension and postretirement benefits,

•	minus Weyerhaeuser Company’s investment in our unrestricted subsidiaries.
Total Weyerhaeuser Company capitalization is comprised of:

•	total Weyerhaeuser Company debt

•	plus total defined net worth.
As of December 31, 2015, Weyerhaeuser Company had:

•	a defined net worth of $6.3 billion and

•	a defined debt-to-total-capital ratio of 44 percent.
There are no other significant financial debt covenants related to our third party debt. See Note 12: Lines of Credit in the Notes to Consolidated Financial Statements for more information.
CREDIT RATINGS
On January 21, 2015, Standard & Poor's upgraded our long-term issuer credit ratings from BBB- to BBB and short-term issuer credit ratings from A-3 to A-2. On November 9, 2015, Standard & Poor's announced that our credit rating would likely be lowered from BBB to BBB- upon completion of our merger with Plum Creek.
On April 14, 2015, Moody's Investors Service upgraded our long-term issuer credit ratings from Baa3 to Baa2. On June 12, 2014, Moody's Investors Service changed their outlook on our senior unsecured notes to positive. On April 22, 2013, Moody's Investors Service upgraded our senior unsecured note rating to Baa3 from Ba1 and changed their outlook to stable.
OPTION EXERCISES
Our cash proceeds from the exercise of stock options were:

•	$34 million in 2015,

•	$119 million in 2014 and

•	$162 million in 2013.
Our average stock price was $31.67, $31.89 and $29.69 in 2015, 2014 and 2013, respectively.

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 48

DIVIDENDS
We paid cash dividends on commons shares of:

•	$619 million in 2015,

•	$563 million in 2014 and

•	$458 million in 2013.
Changes in the amount of dividends we paid were primarily due to:

•	an increase in our quarterly dividend from 17 cents per share to 20 cents per share in April 2013;

•	an increase in our quarterly dividend from 20 cents per share to 22 cents per share in August 2013;

•	an increase in our quarterly dividend from 22 cents per share to 29 cents per share in August 2014; and

•	an increase in our quarterly dividend from 29 cents per share to 31 cents per share in August 2015.
We paid cash dividends on preference shares of $44 million in 2015.
Our dividends declared on preference shares were:

•	85.88 cents per share in August 2013 and

•	79.69 cents per share in October 2013; February, April, August and October 2014; and February, May, August and October 2015.
On February 10, 2016, our board of directors declared a dividend of 31 cents per share, payable on March 18, 2016, to shareholders of record at the close of business March 8, 2016. Additionally, our board of directors declared a dividend of 79.69 cents per share on our 6.375 percent Mandatory Convertible Preference Shares, Series A, payable on April 1, 2016, to shareholders of record at the close of business March 15, 2016.
STOCK REPURCHASES
On August 13, 2014, our board of directors approved a stock repurchase program under which we were authorized to repurchase up to $700 million of outstanding shares (the 2014 Repurchase Program). The 2014 Repurchase Program replaced the prior 2011 stock repurchase program. During 2014, we repurchased 6,062,993 shares of common stock for $203 million under the 2014 Repurchase Program. During 2015 we completed the 2014 Repurchase Program by repurchasing 15,471,962 shares of common stock for $497 million. All common stock purchases under the stock repurchase program were made in open-market transactions.
On August 27, 2015 our board of directors approved a new share repurchase program of up to $500 million on outstanding shares (the 2015 Repurchase Program), commencing upon completion of the 2014 Repurchase Program. During 2015, we repurchased 717,464 shares of common stock for $22 million under the 2015 Repurchase Program. As of December 31, 2015 we had remaining authorization of $478 million for future stock repurchases. All common stock purchases under the stock repurchase program were made in open-market transactions. We had 510,483,285 shares of common stock outstanding as of December 31, 2015.
On November 8, 2015 Weyerhaeuser announced it intends to execute a $2.5 billion share repurchase shortly after closing the merger with Plum Creek Timber Company, Inc. As of December 31, 2015 no portion of this announced repurchase has been completed. The remaining $478 million authorized for the 2015 Repurchase Program is expected to be used in the announced post-merger repurchase.

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 49

OUR CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
More details about our contractual obligations and commercial commitments are in Note 9: Pension and Other Postretirement Benefit Plans, Note 13: Long-Term Debt, Note 15: Legal Proceedings, Commitments and Contingencies and Note 20: Income Taxes in the Notes to Consolidated Financial Statements.
Significant Contractual Obligations as of December 31, 2015

DOLLAR AMOUNTS IN MILLIONS
			PAYMENTS DUE BY PERIOD
	TOTAL	LESS THAN 1 YEAR	1–3 YEARS	3–5 YEARS	MORE THAN 5 YEARS
Long-term debt obligations	$4,896	$—	$343	$1,050	$3,503
Interest(1)	3,380	321	619	554	1,886
Operating lease obligations	210	27	47	31	105
Purchase obligations(2)	146	84	41	4	17
Harvest commitments(3)	1	—	—	—	1
Employee-related obligations(4)	486	155	56	41	91
Liabilities related to unrecognized tax benefits(5)	7	—	—	—	—
Total	$9,126	$587	$1,106	$1,680	$5,603
(1)   Amounts presented for interest payments assume that all long-term debt obligations outstanding as of December 31, 2015 will remain outstanding until maturity, and interest rates on variable-rate debt in effect as of December 31, 2015 will remain in effect until maturity.
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
(5)   We have recognized total liabilities related to unrecognized tax benefits of $7 million as of December 31, 2015, including interest of $1 million. The timing of payments related to these obligations is uncertain; however, none of this amount is expected to be paid within the next year.

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

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 50

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
Expected Long-Term Rate of Return on Plan Assets
Plan assets are assets of the pension plan trusts that fund the benefits provided under the pension plans. The expected long-term rate of return is our estimate of the long-term rate of return that our plan assets will earn. Our expected long-term rate of return is important in determining the net periodic benefit or cost we recognize for our plans.
Over the 30 years it has been in place, our U.S. pension trust investment strategy has achieved a 14.2 percent net compound annual return rate.
After considering available information at the end of 2015, we continue to assume an expected long-term rate of return of 9.0 percent. Factors we considered include:

•	the net compounded annual return of 8.0 percent achieved by our U.S. pension trust investment strategy the past 5 years and

•	current and expected valuation levels in the global equity and credit markets.
Our expected long-term rate of return is important in determining the net periodic benefit or cost we recognize for our plans. Every 0.5 percent decrease in our expected long-term rate of return would increase expense or reduce a credit by approximately:

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
Discount Rates
Our discount rates as of December 31, 2015, are:

•	4.5 percent for our U.S. pension plans — compared with 4.1 percent at December 31, 2014;

•	4.0 percent for our U.S. postretirement plans — compared with 3.6 percent at December 31, 2014;

•	4.0 percent for our Canadian pension plans — compared with 3.9 percent at December 31, 2014; and

•	3.9 percent for our Canadian postretirement plans — compared with 3.8 percent at December 31, 2014.
We review our discount rates annually and revise them as needed. The discount rates are selected at the measurement date by matching current spot rates of high-quality corporate bonds with maturities similar to the timing of expected cash outflows for benefits.
Pension and postretirement benefit expenses for 2016 will be based on the 4.5 percent and 4.0 percent assumed discount rates for U.S. plans and 4 percent and 3.9 percent assumed discount rates for the Canadian plans.
Our discount rates are important in determining the cost of our plans. A 0.5 percent decrease in our discount rate would increase expense or reduce a credit by approximately:

•	$35 million for our U.S. qualified pension plans and

•	$5 million for our Canadian registered pension plans.

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 51

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

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 52

PERFORMANCE MEASURES

We use Adjusted Earnings before Interest, Taxes, Depreciation, Depletion and Amortization (Adjusted EBITDA) as a key performance measure to evaluate the performance of the consolidated company and our business segments. This measure should not be considered in isolation from and is not intended to represent an alternative to our results reported in accordance with U.S. generally accepted accounting principles (U.S. GAAP). However, we believe Adjusted EBITDA provides meaningful supplemental information about our operating performance, better facilitates period to period comparisons, and is widely used by analysts, lenders, rating agencies and other interested parties.Our definition of Adjusted EBITDA may be different from similarly titled measures reported by other companies. Adjusted EBITDA, as we define it, is operating income from continuing operations adjusted for depreciation, depletion, amortization, pension and postretirement costs not allocated to business segments (primarily interest cost, expected return on plan assets, amortization of actuarial loss and amortization of prior service cost/credit), special items and discontinued operations.
Adjusted EBITDA by Segment

DOLLAR AMOUNTS IN MILLIONS
	2015	2014	2013
Timberlands	$758	$820	$632
Wood Products	372	446	574
Cellulose Fibers	378	447	353
	1,508	1,713	1,559
Unallocated Items	(86)	(79)	(61)
Total	$1,422	$1,634	$1,498

We reconcile Adjusted EBITDA to net earnings for the consolidated company and to operating income for the business segments, as those are the most directly comparable U.S. GAAP measures for each.

The table below reconciles Adjusted EBITDA to net income by segment during the year ended 2015:

DOLLAR AMOUNTS IN MILLIONS
	Timberlands	Wood Products	Cellulose Fibers	Unallocated Items	Total
Net earnings					$506
Earnings from discontinued operations, net of taxes					—
Interest expense, net of capitalized interest					347
Income taxes					(3)
Net contribution to earnings	$549	$258	$119	$(76)	$850
Loss from equity affiliates	—	—	105	—	105
Interest income and other	—	—	—	(36)	(36)
Operating income	549	258	224	(112)	919
Depreciation, depletion and amortization	209	106	154	10	479
Non-operating pension and postretirement credits	—	—	—	(11)	(11)
Special items(1)(2)	—	8	—	27	35
Total	$758	$372	$378	$(86)	$1,422
(1)    Special items included in Wood Products are pre-tax restructuring charges related to the closure of four distribution centers.
(2)    Special items included in Unallocated Items consist of a $13 million noncash impairment charge related to a nonstrategic asset that was sold in the second quarter and $14 million of Plum Creek merger-related costs.

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 53

The table below reconciles Adjusted EBITDA to net income by segment during the year ended 2014:

DOLLAR AMOUNTS IN MILLIONS
	Timberlands	Wood Products	Cellulose Fibers	Unallocated Items	Total
Net earnings					$1,826
Earnings from discontinued operations, net of taxes					(998)
Interest expense, net of capitalized interest					344
Income taxes					185
Net contribution to earnings	$613	$327	$291	$126	$1,357
Loss from equity affiliates	—	—	1	—	1
Interest income and other	—	—	—	(38)	(38)
Operating income	613	327	292	88	1,320
Depreciation, depletion and amortization	207	119	155	12	493
Non-operating pension and postretirement credits	—	—	—	(45)	(45)
Special items(1)	—	—	—	(134)	(134)
Total	$820	$446	$447	$(79)	$1,634
(1)    Special items include: a $151 million pretax gain related to a previously announced postretirement plan amendment, $39 million in restructuring and closure charges related to our selling, general and administrative cost reduction initiative and a $22 million pretax gain on the sale of a landfill in Washington State.

The table below reconciles Adjusted EBITDA to net income by segment during the year ended 2013:

DOLLAR AMOUNTS IN MILLIONS
	Timberlands	Wood Products	Cellulose Fibers	Unallocated Items	Total
Net earnings					$563
Earnings from discontinued operations, net of taxes					(72)
Interest expense, net of capitalized interest					369
Income taxes					(171)
Net contribution to earnings	$470	$441	$200	$(422)	$689
(Earnings) loss from equity affiliates	—	—	(3)	2	(1)
Interest income and other	(4)	—	—	(50)	(54)
Operating income	466	441	197	(470)	634
Depreciation, depletion and amortization	166	123	156	13	458
Non-operating pension and postretirement costs	—	—	—	40	40
Special items(1)(2)	—	10	—	356	366
Total	$632	$574	$353	$(61)	$1,498
(1) Special Items included in Wood Products consist of a $9 million noncash impairment charge and $1 million of restructuring charges related to the closure of our engineered wood products facility in Colbert, Georgia.
(2)    Special items included in Unallocated Items consists of a $356 million noncash impairment charge for Coyote Springs, a nonstrategic asset that was sold in 2014.

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 54

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
SUMMARY OF LONG-TERM DEBT OBLIGATIONS AS OF DECEMBER 31, 2015

DOLLAR AMOUNTS IN MILLIONS
	2016	2017	2018	2019	2020	THEREAFTER	TOTAL	FAIR VALUE
Fixed-rate debt	$—	$281	$62	$500	$—	$3,503	$4,346	$5,070
Average interest rate	—%	6.95%	7.00%	7.38%	—%	7.09%	7.12%	N/A
Variable-rate debt	$—	$—	$—	$—	$550	$—	$550	$550
Average interest rate	—%	—%	—%	—%	2.07%	—%	2.07%	N/A

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 55

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Weyerhaeuser Company:

We have audited the accompanying consolidated balance sheets of Weyerhaeuser Company and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Weyerhaeuser Company and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Weyerhaeuser Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 17, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Seattle, Washington
February 17, 2016

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 56

CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2015

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES
	2015	2014	2013
Net sales	$7,082	$7,403	$7,254
Costs of products sold	5,694	5,763	5,716
Gross margin	1,388	1,640	1,538
Selling expenses	113	112	125
General and administrative expenses	289	338	404
Research and development expenses	24	27	33
Charges for restructuring, closures and impairments (Note 18)	25	44	377
Other operating costs (income), net (Note 19)	18	(201)	(35)
Operating income	919	1,320	634
Earnings (loss) from equity affiliates (Note 8)	(105)	(1)	1
Interest income and other	36	38	54
Interest expense, net of capitalized interest	(347)	(344)	(369)
Earnings from continuing operations before income taxes	503	1,013	320
Income taxes (Note 20)	3	(185)	171
Earnings from continuing operations	506	828	491
Earnings from discontinued operations, net of income taxes (Note 3)	—	998	72
Net earnings	506	1,826	563
Dividends on preference shares	(44)	(44)	(23)
Net earnings attributable to Weyerhaeuser common shareholders	$462	$1,782	$540
Basic earnings per share attributable to Weyerhaeuser common shareholders (Note 5):
Continuing operations	$0.89	$1.41	$0.82
Discontinued operations	—	1.79	0.13
Net earnings per share	$0.89	$3.20	$0.95
Diluted earnings per share attributable to Weyerhaeuser common shareholders (Note 5):
Continuing operations	$0.89	$1.40	$0.82
Discontinued operations	—	1.78	0.13
Net earnings per share	$0.89	$3.18	$0.95
Dividends paid per common share	$1.20	$1.02	$0.81
Weighted average shares outstanding (in thousands) (Note 5):
Basic	516,371	556,705	566,329
Diluted	519,618	560,899	571,239
See accompanying Notes to Consolidated Financial Statements.

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 57

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2015

DOLLAR AMOUNTS IN MILLIONS
	2015	2014	2013
Comprehensive income:
Net earnings	$506	$1,826	$563
Other comprehensive income (loss):
Foreign currency translation adjustments	(97)	(50)	(59)
Changes in unamortized net pension and other postretirement benefit gain (loss), net of tax expense (benefit) of $131 in 2015, ($323) in 2014, and $480 in 2013	282	(554)	902
Changes in unamortized prior service credit (cost), net of tax expense (benefit) of ($1) in 2015, ($64) in 2014 and $23 in 2013	(4)	(103)	27
Unrealized gains on available-for-sale securities	—	—	2
Total comprehensive income attributable to Weyerhaeuser shareholders	$687	$1,119	$1,435
See accompanying Notes to Consolidated Financial Statements.

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 58

CONSOLIDATED BALANCE SHEET

ASSETS
DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2015	DECEMBER 31, 2014
Current assets:
Cash and cash equivalents	$1,012	$1,580
Receivables, less discounts and allowances of $3 and $3	487	525
Receivables for taxes	30	25
Inventories (Note 6)	568	595
Prepaid expenses	77	80
Total current assets	2,174	2,805
Property and equipment, less accumulated depreciation of $6,294 and $6,324 (Note 7)	2,586	2,623
Construction in progress	195	131
Timber and timberlands at cost, less depletion charged to disposals	6,480	6,530
Investments in and advances to equity affiliates (Note 8)	74	188
Goodwill	40	40
Deferred tax assets (Note 20)	4	44
Other assets	318	289
Restricted financial investments held by variable interest entities (Note 10)	615	615
Total assets	$12,486	$13,265
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	326	331
Accrued liabilities (Note 11)	549	587
Total current liabilities	875	918
Long-term debt (Notes 13 and 14)	4,891	4,891
Long-term debt (nonrecourse to the company) held by variable interest entities (Note 10)	511	511
Deferred income taxes (Note 20)	86	14
Deferred pension and other postretirement benefits (Note 9)	987	1,319
Other liabilities	267	308
Commitments and contingencies (Note 15)
Total liabilities	7,617	7,961
Equity:
Weyerhaeuser shareholders’ interest (Notes 16 and 17):
Mandatory convertible preference shares, series A: $1.00 par value; $50.00 liquidation; authorized 40,000,000 shares; issued and outstanding: 13,799,711 and 13,800,000 shares (Note 4)	14	14
Common shares: $1.25 par value; authorized 1,360,000,000 shares; issued and outstanding: 510,483,285 and 524,474,315 shares (Note 4)	638	656
Other capital (Note 4)	4,080	4,519
Retained earnings	1,349	1,508
Cumulative other comprehensive loss	(1,212)	(1,393)
Total equity	4,869	5,304
Total liabilities and equity	$12,486	$13,265
See accompanying Notes to Consolidated Financial Statements.

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 59

CONSOLIDATED STATEMENT OF CASH FLOWS
 FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2015

DOLLAR AMOUNTS IN MILLIONS
	2015	2014	2013
Cash flows from operations:
Net earnings	$506	$1,826	$563
Noncash charges (credits) to income:
Depreciation, depletion and amortization	479	500	472
Deferred income taxes, net (Note 20)	—	205	(29)
Pension and other postretirement benefits (Note 9)	42	(152)	101
Share-based compensation expense (Note 17)	31	40	42
Charges for impairment of assets (Note 18)	15	2	372
(Earnings) loss from equity affiliates	105	1	(1)
Net gains on dispositions of assets and operations(1) (Note 3)	(38)	(1,050)	(58)
Foreign exchange transaction losses (Note 19)	47	27	7
Change in, net of acquisition:
Receivables less allowances	17	29	(27)
Receivable for taxes	(5)	76	(6)
Inventories	10	(66)	(13)
Real estate and land	—	(133)	(166)
Prepaid expenses	3	17	(26)
Accounts payable and accrued liabilities	(35)	(98)	(51)
Deposits on land positions and other assets	—	15	(18)
Pension and postretirement contributions / benefit payments	(83)	(101)	(137)
Other	(30)	(50)	(21)
Net cash from operations	1,064	1,088	1,004
Cash flows from investing activities:
Property and equipment	(443)	(354)	(261)
Timberlands reforestation	(40)	(41)	(32)
Acquisition of timberlands	(36)	—	—
Acquisition of Longview Timber LLC, net of cash acquired (Note 4)	—	—	(1,581)
Net proceeds from Real Estate Divestiture, net of cash divested (Note 3)	—	707	—
Proceeds from sale of assets and operations	19	28	20
Net proceeds of investments held by special purpose entities (Note 10)	—	—	22
Other	13	21	3
Cash from investing activities	(487)	361	(1,829)
Cash flows from financing activities:
Net proceeds from issuance of common shares (Note 4)	—	—	897
Net proceeds from issuance of preference shares (Note 4)	—	—	669
Net proceeds from issuance of debt (Note 13)	—	—	1,044
Net proceeds from issuance of Weyerhaeuser Real Estate Company (WRECO) debt (Note 3)	—	887	—
Deposit of WRECO debt proceeds into escrow (Note 3)	—	(887)	—
Cash dividends on common shares	(619)	(563)	(458)
Cash dividends on preference shares	(44)	(44)	(23)
Change in book overdrafts	—	(17)	7
Payments on debt (Note 13)	—	—	(1,567)
Exercises of stock options	34	119	162
Repurchase of common stock (Note 16)	(518)	(203)	—
Other	2	4	31
Cash from financing activities	(1,145)	(704)	762
Net change in cash and cash equivalents	(568)	745	(63)
Cash and cash equivalents at beginning of year	1,580	835	898
Cash and cash equivalents at end of year	$1,012	$1,580	$835
Cash paid (received) during the year for:
Interest, net of amounts capitalized of $7 in 2015, $13 in 2014 and $21 in 2013	$347	$319	$366
Income taxes	$14	$(37)	$8
Noncash investing and financing activity:
Acquisition of Longview Timber LLC, debt assumed (Note 4)	$—	$—	$1,070
Common shares tendered in WRECO divestiture (Note 3)	$—	$1,954	$—
(1) Includes gain on timberland exchanges.
See accompanying Notes to Consolidated Financial Statements.

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 60

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2015

DOLLAR AMOUNTS IN MILLIONS
	2015	2014	2013
Mandatory convertible preference shares, series A:
Balance at beginning of year	$14	$14	$—
New issuance	—	—	14
Balance at end of year	$14	$14	$14
Common shares:
Balance at beginning of year	$656	$729	$678
New issuance	—	—	42
Shares tendered (Note 3)	—	(73)	—
Issued for exercise of stock options	2	7	9
Share repurchases	(20)	(7)	—
Balance at end of year	$638	$656	$729
Other capital:
Balance at beginning of year	$4,519	$6,444	$4,731
New issuance	—	—	1,509
Shares tendered (Note 3)	—	(1,881)	—
Exercise of stock options	32	112	152
Repurchase of common shares	(498)	(196)	—
Share-based compensation	32	35	42
Other transactions, net	(5)	5	10
Balance at end of year	$4,080	$4,519	$6,444
Retained earnings:
Balance at beginning of year	$1,508	$294	$219
Net earnings attributable to Weyerhaeuser	506	1,826	563
Dividends on common shares (Note 16)	(621)	(568)	(465)
Cash dividends on preference shares (Note 16)	(44)	(44)	(23)
Balance at end of year	$1,349	$1,508	$294
Cumulative other comprehensive loss:
Balance at beginning of year	$(1,393)	$(686)	$(1,558)
Annual changes – net of tax:
Foreign currency translation adjustments	(97)	(50)	(59)
Changes in unamortized net pension and other postretirement benefit loss (Note 9)	282	(554)	902
Changes in unamortized prior service credit (cost) (Note 9)	(4)	(103)	27
Unrealized gains on available-for-sale securities	—	—	2
Balance at end of year	$(1,212)	$(1,393)	$(686)
Total Weyerhaeuser shareholders’ interest:
Balance at end of year	$4,869	$5,304	$6,795
Noncontrolling interests:
Balance at beginning of year	$—	$37	$43
New consolidations, de-consolidations and other transactions	—	(37)	(6)
Balance at end of year	$—	$—	$37
Total equity:
Balance at end of year	$4,869	$5,304	$6,832
See accompanying Notes to Consolidated Financial Statements.

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 61

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 62

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Our significant accounting policies describe:

•	our election to be taxed as a real estate investment trust,

•	how we report our results,

•	changes in how we report our results and

•	how we account for various items.
OUR ELECTION TO BE TAXED AS A REAL ESTATE INVESTMENT TRUST (REIT)
Starting with our 2010 fiscal year, we elected to be taxed as a REIT. We expect to derive most of our REIT income from investments in timberlands, including the sale of standing timber through pay-as-cut sales contracts. REIT income can be distributed to shareholders without first paying corporate level tax, substantially eliminating the double taxation on income. A significant portion of our timberland segment earnings receives this favorable tax treatment. We are no longer subject to corporate taxes on built-in-gains (the excess of fair market value over tax basis at January 1, 2010) due to a change in tax law in the fourth quarter 2015, which statutorily shortened the built-in-gains tax period from 10 years to 5 years following the REIT conversion.  We continue to be required to pay federal corporate income taxes on earnings of our Taxable REIT Subsidiary (TRS), which includes our manufacturing businesses and the portion of our Timberlands segment income included in the TRS.
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
We account for investments in and advances to unconsolidated equity affiliates using the equity method. We record our share of equity in net earnings of equity affiliates within "Earnings (loss) from equity affiliates" in our Consolidated Statement of Operations in the period in which the earnings are recorded by our equity affiliates.
Throughout these Notes to Consolidated Financial Statements, unless specified otherwise, references to “Weyerhaeuser,” "the company," “we” and “our” refer to the consolidated company.
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

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 63

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
RECLASSIFICATIONS
We have reclassified certain balances and results from the prior years to be consistent with our 2015 reporting. This makes year-to-year comparisons easier. Our reclassifications had no effect on net earnings or Weyerhaeuser shareholders’ interest. Our reclassifications present the results of operations discontinued in 2014 separately on our Consolidated Statement of Operations and in the related footnotes. Note 3: Discontinued Operations provides more information about our discontinued operations.
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
In May 2015, FASB issued ASU 2015-07, which clarifies the presentation within the fair value hierarchy of certain investments held within our pension plan. The new guidance is effective retrospectively for fiscal periods starting after December 15, 2015 and early adoption is permitted. We expect to adopt ASU 2015-07 on January 1, 2016. This new guidance eliminates the requirement to categorize certain pension investments

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 64

in the fair value hierarchy. Upon adoption these investments will be presented separately from the fair value hierarchy and reconciled to total investments in our consolidated financial statements and related disclosures.
In July 2015, FASB issued ASU 2015-11, which simplifies the measurement of inventories valued under most methods, including our inventories valued under FIFO – the first-in, first-out – and moving average cost methods. Inventories valued under LIFO – the last-in, first-out method – are excluded. Under this new guidance, inventories valued under these methods would be valued at the lower of cost or net realizable value, with net realizable value defined as the estimated selling price less reasonable costs to sell the inventory. The new guidance is effective prospectively for fiscal periods starting after December 15, 2016 and early adoption is permitted. We expect to adopt ASU 2015-11 on January 1, 2017 and are evaluating the impact on our consolidated financial statements and related disclosures.
In September 2015, FASB issued ASU 2015-16, which requires an acquirer in a business combination to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The update also requires the acquirer to record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects that result from the change to provisional amounts, calculated as if the accounting had been completed at the acquisition date, and to disclose the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The new guidance is effective prospectively for fiscal periods starting after December 15, 2015 and early adoption is permitted. We expect to adopt ASU 2015-16 on January 1, 2016 and have determined that its adoption will not have a material impact on our consolidated financial statements and related disclosures at that time.
In November 2015, FASB issued ASU 2015-17, which simplifies the presentation of deferred income taxes by no longer requiring deferred tax assets and liabilities to be classified as current or noncurrent, instead requiring that all deferred tax assets and liabilities be classified as noncurrent. The new guidance is effective for annual periods starting after December 15, 2017 and early adoption is permitted. We elected to adopt ASU 2015-17 effective October 1, 2015 and have reclassified deferred tax assets and liabilities accordingly in our consolidated balance sheet and in related disclosures for all periods presented.
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

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 65

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
In 2015 the fair value of the reporting unit with goodwill substantially exceeded its carrying value.
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
Accounts Payable
Our banking system replenishes our major bank accounts daily as checks we have issued are presented for payment. As a result, we have negative book cash balances due to outstanding checks that have not yet been paid by the bank. These negative balances are included in accounts payable on our Consolidated Balance Sheet. Changes in these negative cash balances are reported as financing activities in our Consolidated Statement of Cash Flows. We had no negative book cash balances as of December 31, 2015 and December 31, 2014.
Concentration of Risk
We disclose customers that represent a concentration of credit risk. As of December 31, 2015, no customer accounted for 10 percent or more of our net sales or accounts receivable balances.
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
Inventories
We state inventories at the lower of cost or market. Cost includes labor, materials and production overhead. LIFO — the last-in, first-out method — applies to major inventory products held at our U.S. domestic locations. We began to use the LIFO method for domestic products in the 1940s as required to conform with the tax method elected. Subsequent acquisitions of entities added new products under the FIFO — the first-in, first-

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 66

out method — or moving average cost methods that have continued under those methods. The FIFO or moving average cost methods applies to the balance of our domestic raw material and product inventories as well as for all material and supply inventories and all foreign inventories.
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
Postretirement benefits other than pensions. We provide certain postretirement health care and life insurance benefits for some retired employees. In some cases, we pay a portion of the cost of the benefit. Note 9: Pension and Other Postretirement Benefit Plans provides additional information about changes made in our postretirement benefit plans during 2015 and 2014.
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

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 67

NOTE 2: BUSINESS SEGMENTS
Our business segments and how we account for those segments are discussed in Note 1: Summary of Significant Accounting Policies. This note provides key financial data by business segment.
DISCONTINUED OPERATIONS
In 2014 we disposed of Weyerhaeuser Real Estate Company (WRECO) that is excluded from the segment results below. See Note 3: Discontinued Operations for information regarding our discontinued operations and the segments affected.
KEY FINANCIAL DATA BY BUSINESS SEGMENT
Sales and Contribution (Charge) to Earnings

DOLLAR AMOUNTS IN MILLIONS
	TIMBERLANDS	WOOD PRODUCTS	CELLULOSE FIBERS	UNALLOCATED ITEMS(1) AND INTERSEGMENT ELIMINATIONS	CONSOLIDATED
Sales to unaffiliated customers
2015	$1,350	$3,872	$1,860	$—	$7,082
2014	$1,497	$3,970	$1,936	$—	$7,403
2013	$1,343	$4,009	$1,902	$—	$7,254
Intersegment sales
2015	$830	$82	$—	$(912)	$—
2014	$867	$80	$—	$(947)	$—
2013	$799	$71	$—	$(870)	$—
Contribution (charge) to earnings from continuing operations
2015	$549	$258	$119	$(76)	$850
2014	$613	$327	$291	$126	$1,357
2013	$470	$441	$200	$(422)	$689
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

Management evaluates segment performance based on the contributions to earnings of the respective segments. An analysis and reconciliation of our business segment information to the consolidated financial statements follows:
Reconciliation of Contribution to Earnings to Net Earnings Attributable to Weyerhaeuser

DOLLAR AMOUNTS IN MILLIONS
	2015	2014	2013
Net contribution to earnings from continuing operations	$850	$1,357	$689
Net contribution to earnings from discontinued operations	—	1,017	116
Total contribution to earnings	850	2,374	805
Interest expense, net of capitalized interest (continuing and discontinued operations)	(347)	(347)	(371)
Income before income taxes (continuing and discontinued operations)	503	2,027	434
Income taxes (continuing and discontinued operations)	3	(201)	129
Net earnings attributable to Weyerhaeuser	$506	$1,826	$563

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 68

Additional Financial Information

DOLLAR AMOUNTS IN MILLIONS
	TIMBERLANDS	WOOD PRODUCTS	CELLULOSE FIBERS	UNALLOCATED ITEMS	CONSOLIDATED
Depreciation, depletion and amortization
2015	$209	$106	$154	$10	$479
2014	$207	$119	$155	$12	$493
2013	$166	$123	$156	$13	$458
Net pension and postretirement cost (credit)(1)
2015	$9	$27	$17	$(11)	$42
2014	$10	$24	$11	$(45)	$—
2013	$10	$28	$18	$40	$96
Charges for restructuring, closures and impairments(2)
2015	$—	$10	$—	$15	$25
2014	$1	$2	$—	$41	$44
2013	$2	$13	$—	$362	$377
Earnings (loss) from equity affiliates
2015	$—	$—	$(105)	$—	$(105)
2014	$—	$—	$(1)	$—	$(1)
2013	$—	$—	$3	$(2)	$1
Capital expenditures
2015	$75	$287	$118	$3	$483
2014	$74	$190	$123	$4	$391
2013	$73	$113	$92	$5	$283
Investments in and advances to equity affiliates and unconsolidated entities
2015	$—	$—	$74	$—	$74
2014	$—	$—	$188	$—	$188
2013	$—	$—	$190	$—	$190
Total assets(3)
2015	$7,260	$1,541	$1,984	$1,701	$12,486
2014	$7,327	$1,430	$2,214	$2,294	$13,265
2013	$7,578	$1,326	$2,299	$3,169	$14,372
(1) Net pension and postretirement cost (credit) excludes special items, as well as the recognition of curtailments, settlements and special termination benefits due to closures, restructuring or divestitures. See Note 9: Pension and Other Postretirement Benefit Plans for more information.
(2)   See Note 18: Charges for Restructuring, Closures and Asset Impairments for more information
(3) Unallocated Items total assets includes assets of discontinued operations in 2013.

STRATEGIC EVALUATION OF CELLULOSE FIBERS
On November 8, 2015 Weyerhaeuser announced that the board of directors authorized the exploration of strategic alternatives for its Cellulose Fibers business segment. At this time there can be no assurance that the board's evaluation process will result in any transaction or that any transaction, if pursued, will be consummated.

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

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 69

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
The following table presents the components of the net gain on divestiture:

DOLLAR AMOUNTS IN MILLIONS
2014
Proceeds:
Common shares tendered (58,813,151 shares at $33.22 per share)	$1,954
Cash	707
2,661
Less:
Net book value of contributed assets	(1,671)
Transaction costs, net of reimbursement	(18)
(1,689)
Gain on WRECO divestiture	$972
The net gain on the Real Estate Divestiture of $972 million is not taxable and was recognized in 2014 in discontinued operations.
NET EARNINGS FROM DISCONTINUED OPERATIONS
Sales and Net Earnings from Discontinued Operations

	2014(1)	2013
Net sales from discontinued operations	$573	$1,275
Income from discontinued operations	42	114
Income taxes	(16)	(42)
Net income from operations	26	72
Net gain on divestiture	972	—
Net earnings from discontinued operations	998	72
(1) Discontinued operations in 2014 covered only 188 days.
Results of discontinued operations exclude certain general corporate overhead costs that have been allocated to and are included in contribution to earnings for the operating segments.

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 70

CARRYING VALUE OF ASSETS AND LIABILITES OF DISCONTINUED OPERATIONS
The following table shows carrying values for assets and liabilities classified as discontinued operations as of December 31, 2013.
Carrying Value of Assets and Liabilities of Discontinued Operations

DOLLAR AMOUNTS IN MILLIONS
December 31, 2013
Assets
Cash and cash equivalents	$5
Receivables, less discounts and allowances	51
Prepaid expenses	11
Total current assets	67
Property and equipment, net	15
Real estate in process of development and for sale	851
Land being processed for development	596
Investments in and advances to equity affiliates	21
Deferred tax assets	136
Other assets	96
Total noncurrent assets	1,715
Total assets	$1,782
Liabilities
Accounts payable	$41
Accrued liabilities	113
Total current liabilities	154
Long-term debt (nonrecourse to the company) held by variable interest entities	5
Other liabilities	27
Total noncurrent liabilities	32
Total liabilities	$186
Noncontrolling interests	$34

NOTE 4: ACQUISITIONS
PENDING MERGER WITH PLUM CREEK
On November 6, 2015 Weyerhaeuser Company and Plum Creek Timber, Inc., entered into an Agreement and Plan of Merger (“Merger Agreement”) pursuant to which Plum Creek will merge with and into Weyerhaeuser Company with Weyerhaeuser continuing as the surviving corporation. Under the terms of the Merger Agreement, Plum Creek shareholders will receive 1.60 shares of Weyerhaeuser common shares for each share of Plum Creek common stock at the closing date. Plum Creek is a REIT that owns and manages timberlands in the United States. In addition Plum Creek produces wood products, develops opportunities for mineral and other natural resource extraction, and develops and sells real estate properties.
Because the exchange ratio was fixed at the time of the merger agreement and the market value of our common stock will continue to fluctuate, the total value of the consideration exchanged will not be determinable until the closing date. The number of shares to be issued with respect to Plum Creek stock awards will not be determinable until the closing of the transaction. We have estimated the total consideration expected to be issued to Plum Creek shareholders in the merger to be 278 million shares of our common stock based on the 1.60 exchange ratio and the number of shares of Plum Creek common stock issued and outstanding as of November 30, 2015.
The merger agreement has been approved by both companies' board of directors. The closing of the merger is subject to approval by the shareholders of Plum Creek, the approval by our shareholders of the issuance of Weyerhaeuser Company common stock to Plum Creek's shareholders, receipt of certain regulatory approvals and other conditions specified in the merger agreement. The merger is expected to close in the first quarter of 2016.
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

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 71

Summarized Unaudited Pro Forma Information that Presents Combined Amounts as if this Acquisition Occurred at the Beginning of 2012

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES
2013
Net sales	$7,371
Net earnings from continuing operations attributable to Weyerhaeuser common shareholders	$485
Net earnings from continuing operations per share attributable to Weyerhaeuser common shareholders, basic	$0.84
Net earnings from continuing operations per share attributable to Weyerhaeuser common shareholders, diluted	$0.83
Estimated Fair Values of Identifiable Assets Acquired and Liabilities Assumed as of the Acquisition Date

DOLLAR AMOUNTS IN MILLIONS
	July 23, 2013	Measurement Period Adjustments	December 31, 2013
Current assets	$46	$—	$46
Property and equipment	39	1	40
Timber and timberlands	2,654	2	2,656
Other assets	2	—	2
Total assets acquired	2,741	3	2,744
Current liabilities	10	—	10
Long-term debt	1,122	—	1,122
Other liabilities	5	3	8
Total liabilities assumed	1,137	3	1,140
Net assets acquired	$1,604	$—	$1,604
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
We obtained additional debt financing in 2013 which was used to repay all of the assumed debt in 2013. See Note 13: Long-term Debt.

NOTE 5: NET EARNINGS PER SHARE
Our basic earnings per share attributable to Weyerhaeuser common shareholders for the last three years were:

•	$0.89 in 2015,

•	$3.20 in 2014 and

•	$0.95 in 2013.
Our diluted earnings per share attributable to Weyerhaeuser common shareholders for the last three years were:

•	$0.89 in 2015,

•	$3.18 in 2014 and

•	$0.95 in 2013.
This note discloses:

•	how we calculate basic and diluted net earnings per share and

•	shares excluded from dilutive effect.
HOW WE CALCULATE BASIC AND DILUTED NET EARNINGS PER SHARE
"Basic earnings" per share is net earnings available to common shareholders divided by the weighted average number of our outstanding common shares, including stock equivalent units where there is no circumstance under which those shares would not be issued.

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 72

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
Preference shares are evaluated for participation on a quarterly basis to determine whether two-class presentation is required. Preference shares are considered to be participating as of the financial reporting period end to the extent they would participate in dividends paid to common shareholders. Preference shares are not considered participating for the years ended December 31, 2015 and 2014. Under the provisions of the two-class method, basic and diluted earnings per share would be presented for both preference and common shareholders.
SHARES EXCLUDED FROM DILUTIVE EFFECT
The following shares were not included in the computation of diluted earnings per share because they were either antidilutive or the required performance or market conditions were not met. Some or all of these shares may be dilutive potential common shares in future periods.
We issued 13.8 million 6.375 percent Mandatory Convertible Preference Shares, Series A on June 24, 2013. We do not include these shares in our calculation of diluted earnings per share because they are antidilutive. See Note 4: Acquisitions.
Potential Shares Not Included in the Computation of Diluted Earnings per Share

Shares in thousands	2015	2014	2013
Stock options	5,016	—	4,618
Performance share units	155	—	—
Preference Shares	25,307	24,988	24,865

NOTE 6: INVENTORIES
Inventories include raw materials, work-in-process and finished goods.
Inventories as of the End of Our Last Two Years

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2015	DECEMBER 31, 2014
LIFO inventories:
Logs and chips	$15	$9
Lumber, plywood and panels	48	55
Pulp and paperboard	111	122
Other products	11	11
FIFO or moving average cost inventories:
Logs and chips	38	38
Lumber, plywood, panels and engineered wood products	75	80
Pulp and paperboard	32	35
Other products	90	96
Materials and supplies	148	149
Total	$568	$595
If we used FIFO for all inventories, our stated inventories would have been $124 million and $120 million higher as of December 31, 2015 and December 31, 2014, respectively.
HOW WE ACCOUNT FOR OUR INVENTORIES
The Inventories section of Note 1: Summary of Significant Accounting Policies provides details about how we account for our inventories.

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 73

NOTE 7: PROPERTY AND EQUIPMENT
Property and equipment includes land, buildings and improvements, machinery and equipment, roads and other items.
Carrying Value of Property and Equipment and Estimated Service Lives

DOLLAR AMOUNTS IN MILLIONS
	RANGE OF LIVES	DECEMBER 31, 2015	DECEMBER 31, 2014
Property and equipment, at cost:
Land	N/A	$121	$127
Buildings and improvements	10–40	1,208	1,220
Machinery and equipment	2–25	6,675	6,706
Roads	10–20	624	609
Other	3–10	252	285
Total cost		8,880	8,947
Allowance for depreciation and amortization		(6,294)	(6,324)
Property and equipment, net		$2,586	$2,623
SERVICE LIVES AND DEPRECIATION
Buildings and improvements for property and equipment have estimated lives that are generally at either the high end or low end of the range from 10 years to 40 years, depending on the type and performance of construction.
The maximum service lives for machinery and equipment varies among our operations:

•	Timberlands — 15 years;

•	Wood products manufacturing facilities — 20 years; and

•	Pulp mills — 25 years.
Depreciation expense, excluding discontinued operations, was:

•	$314 million in 2015,

•	$332 million in 2014 and

•	$332 million in 2013.

NOTE 8: EQUITY AFFILIATES
We have investments in unconsolidated equity affiliates over which we have significant influence that we account for using the equity method with taxes provided on undistributed earnings. We record our share of net earnings within "Earnings (loss) from equity affiliates" in our Consolidated Statement of Operations in the period in which earnings are recorded by the affiliates.
Details About Our Equity Affiliates
As of December 31, 2015, we hold a 50 percent ownership interest in North Pacific Paper Corporation (NORPAC). NORPAC owns and operates a newsprint manufacturing facility in Longview, Washington. Our share of the net earnings of NORPAC is reported in our Cellulose Fibers segment.
In the fourth quarter of 2015, it was determined that the joint venture’s book value of certain long-lived assets was not recoverable and an impairment charge was recorded to measure these assets at fair value. The fair value of the asset group was estimated based on a combination of income and market approaches using significant unobservable inputs. Key assumptions include (a) the timing and amounts of future cash flows related to the asset group’s operations, (b) discount rates applicable to the future cash flows ranging from 10.5 percent to 14 percent and (c) earnings multiples of other entities’ asset groups deemed to be similar to the asset group. Weyerhaeuser’s earnings include an $84 million charge for our share of this asset impairment. Weyerhaeuser also recorded a related additional tax benefit of $28 million in its provision for income taxes as a result of the reduction of deferred tax liabilities associated with the reduction in the book basis of the investment in this equity affiliate. As such, the net charge to Weyerhaeuser related to this item was $56 million in the fourth quarter of 2015.
During 2014, Catchlight Energy was dissolved. We received no proceeds from the dissolution.
During 2013, we sold part of our investment in Liaison Technologies Inc. and recognized a $10 million pretax gain, which is recorded in "Interest income and other" on our Consolidated Statement of Operations and within Unallocated Items. Our remaining investment is accounted for under the cost method.
Unconsolidated Financial Information of Equity Affiliates
Aggregated assets, liabilities and operating results of the entities that we accounted for as equity affiliates are provided below.
Assets and Liabilities of Equity Affiliates

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2015	DECEMBER 31, 2014
Current assets	$89	$123
Noncurrent assets	$101	$413
Current liabilities	$25	$30
Noncurrent liabilities	$6	$109

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 74

Operating Results of Equity Affiliates

DOLLAR AMOUNTS IN MILLIONS
	2015	2014	2013
Net sales	$462	$501	$534
Operating income (loss)	$(311)	$(2)	$3
Net income (loss)	$(197)	$—	$3
Doing Business with Affiliates
We provide goods and services to NORPAC, including raw materials and support services. The amounts paid to Weyerhaeuser by NORPAC for goods and services were:

•	$197 million in 2015,

•	$195 million in 2014 and

•	$203 million in 2013.
In addition, we manage cash for NORPAC under a services agreement. Weyerhaeuser holds the cash and records a payable balance to NORPAC, which is included in accounts payable in the accompanying Consolidated Balance Sheet. We had the following payable balances to NORPAC:

•	$46 million at December 31, 2015; and

•	$75 million at December 31, 2014.

NOTE 9: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
We sponsor several retirement programs for our employees.
This note provides details about:

•	types of plans we sponsor,

•	significant transactions and events affecting plans we sponsor,

•	funded status of plans we sponsor,

•	pension assets,

•	activity of plans we sponsor and

•	actuarial assumptions.
TYPES OF PLANS WE SPONSOR
The plans we sponsor in the U.S. and Canada differ according to each country’s requirements.
In the U.S., our pension plans are:

•	qualified — plans that qualify under the Internal Revenue Code; and

•	nonqualified — plans for select employees that provide additional benefits not qualified under the Internal Revenue Code.
In Canada, our pension plans are:

•	registered — plans that are registered under the Income Tax Act and applicable provincial pension acts; and

•	nonregistered — plans for select employees that provide additional benefits that may not be registered under the Income Tax Act or provincial pension acts.
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
Measurement Date
We measure the fair value of pension plan assets and pension and other postretirement benefit obligations as of the end of our fiscal year. The fair value of pension plan assets are estimated at the end of the year and are revised in the first half of the following year when the information needed to finalize fair values is received. Additionally, we receive updated census data that is used to estimate our projected benefit obligation. As a result of the Real Estate Divestiture as well as our selling, general and administrative cost reduction initiative, we remeasured our U.S. qualified pension plan during third quarter 2014. There were no significant events that triggered a special remeasurement in 2015 or 2013.
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

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 75

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
There were no material pension benefit plan amendments in 2014 or 2015.
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
There were no material postretirement medical or life insurance benefit plan amendments in 2015.
Midyear Remeasurement of Assets and Liabilities
Our pension plans are typically remeasured as of fiscal year-end unless a significant event occurs that requires remeasurement. As a result of the Real Estate Divestiture as well as our selling, general and administrative cost reduction initiative, we remeasured our U.S. qualified pension plan during third quarter 2014. There were no midyear remeasurements during 2015.
The net effect of the 2014 remeasurement was as follows:

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
Changes in Projected Benefit Obligations of Our Pension and Other Postretirement Benefit Plans

DOLLAR AMOUNTS IN MILLIONS
	PENSION		OTHER POSTRETIREMENT BENEFITS
	2015	2014	2015	2014
Reconciliation of projected benefit obligation:
Projected benefit obligation beginning of year	$6,698	$5,834	$303	$321
Service cost	57	53	—	1
Interest cost	265	271	9	10
Plan participants’ contributions	—	—	9	13
Actuarial (gains) losses	(309)	1,006	(34)	4
Foreign currency translation	(159)	(87)	(15)	(7)
Benefits paid (includes lump sum settlements)	(342)	(391)	(32)	(44)
Plan amendments and other	(1)	1	—	2
Special/contractual termination benefits	—	7	—	—
Plan transfer/Acquisitions	2	4	—	3
Projected benefit obligation at end of year	$6,211	$6,698	$240	$303

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 76

Changes in Fair Value of Plan Assets

DOLLAR AMOUNTS IN MILLIONS
	PENSION		OTHER POSTRETIREMENT BENEFITS
	2015	2014	2015	2014
Fair value of plan assets at beginning of year (estimated)	$5,643	$5,614	$—	$—
Adjustment for final fair value of plan assets	57	53	—	—
Actual return on plan assets	226	368	—	—
Foreign currency translation	(155)	(75)	—	—
Employer contributions and benefit payments	60	70	23	31
Plan participants’ contributions	—	—	9	13
Plan transfer/Acquisitions	2	4	—	—
Benefits paid (includes lump sum settlements)	(342)	(391)	(32)	(44)
Fair value of plan assets at end of year (estimated)	$5,491	$5,643	$—	$—
Funded Status of Our Pension and Other Postretirement Benefit Plans

DOLLAR AMOUNTS IN MILLIONS
	PENSION		OTHER POSTRETIREMENT BENEFITS
	2015	2014	2015	2014
Noncurrent assets	$70	$8	$—	$—
Current liabilities	(21)	(21)	(22)	(26)
Noncurrent liabilities	(769)	(1,042)	(218)	(277)
Funded status	$(720)	$(1,055)	$(240)	$(303)
Changes in actuarial assumptions decreased liabilities by $343 million as of the end of 2015 and had a positive effect on the funded status of the pension and postretirement plans. The primary drivers were the adoption of updated mortality tables for the U.S. pension and postretirement plans and changes in discount rates. The Company elected to implement the longevity assumption published by the Society of Actuaries in October 2015, effective December 31, 2015. Discount rates increased from 4.10 percent at the end of 2014 to 4.50 percent at the end of 2015 for the U.S. pension plans, and increased from 3.60 percent at the end of 2014 to 4.00 percent at the end of 2015 for U.S. postretirement. The discount rates increased from 3.90 percent at the end of 2014 to 4.00 percent at the end of 2015 for the Canadian pension plans, and increased from 3.80 percent at the end of 2014 to 3.90 percent at the end of 2015 for Canadian postretirement.
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
The values reported for our pension plan assets at the end of 2015 and 2014 were estimated. Additional information regarding the year-end values generally becomes available to us during the first half of the following year. We increased the fair value of plan assets by $57 million to reflect final valuations as of December 31, 2014.
During 2015, we contributed $33 million for our Canadian registered plans, we made contributions and benefit payments of $3 million for our Canadian nonregistered pension plans and made benefit payments of $24 million for our nonqualified pension plans.
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
Accumulated Benefit Obligations Greater Than Plan Assets
As of December 31, 2015, pension plans with accumulated benefit obligations greater than plan assets had:

•	$5.5 billion in projected benefit obligations,

•	$5.4 billion in accumulated benefit obligations and

•	assets with a fair value of $4.7 billion.
As of December 31, 2014, pension plans with accumulated benefit obligations greater than plan assets had:

•	$6.6 billion in projected benefit obligations,

•	$6.5 billion in accumulated benefit obligations and

•	assets with a fair value of $5.6 billion.

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 77

The accumulated benefit obligation for all of our defined benefit pension plans was:

•	$6.1 billion at December 31, 2015; and

•	$6.5 billion at December 31, 2014.
PENSION ASSETS
Our Investment Policies and Strategies
Our investment policies and strategies guide and direct how we manage funds for the benefit plans we sponsor. These funds include our:

•	U.S. Pension Trust — funds our U.S. qualified pension plans;

•	Canadian Pension Trust — funds our Canadian registered pension plans; and

•	Retirement Compensation Arrangements — fund a portion of our Canadian nonregistered pension plans.
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

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 78

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
Liquidity risk is the risk that the pension trusts will encounter difficulty in meeting obligations associated with their financial liabilities. Our financial obligations as they relate to the pension plans generally consist of distributions and redemptions payable to pension plan participants, payments to counterparties and fees to service providers. As established, pension plan assets primarily consist of investments in limited liability pools for which there is no active secondary market. As a result, the investments may be illiquid. Further, hedge funds are subject to potential restrictions that may affect the timing of the realization of pending redemptions. Private equity funds, including those private equity funds that invest in real estate assets, are subject to distribution and funding schedules that are set by the private equity funds’ respective managers and market activity, and the period over which the funds are expected to liquidate is uncertain and dependent upon realization of the respective funds' underlying investments which will vary over time. To mitigate liquidity risk on the company’s pension plan asset portfolios, private equity portfolios has been diversified across different vintage years and strategies and hedge fund portfolios have been diversified across investment fund managers, strategies and funds that possess varying liquidity provisions. By doing so, the company seeks to maintain a liquidity profile wherin the potential liquidity offered by the pension plan assets is diversified over time. For instance, under normal operating conditions, the frequency by which investments in hedge funds may be redeemed ranges from daily to every three years with notice periods as few as five days to as much as a year. This liquidity profile, however, can be impacted by existing terms that permit redemption restrictions and decisions by underlying fund managers to create illiquid side pockets, adopt a fund liquidation strategy or suspend redemptions altogether. In addition, the investment committee regularly reviews cash flows of the pension trusts and sets appropriate guidelines to address liquidity needs.
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

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 79

Assets within our qualified and registered pension plans in our U.S. and Canadian pension trusts were invested as follows:

	December 31, 2015	December 31, 2014
Fixed income	13.1%	12.2%
Hedge funds	62.7	60.6
Private equity and related funds	23.0	25.3
Real estate and related funds	1.2	1.4
Common and preferred stock and equity index instruments	0.1	0.7
Accrued liabilities	(0.1)	(0.2)
Total	100.0%	100.0%
Assets within our nonregistered plans that we are allowed to manage were invested as follows:

	December 31, 2015	December 31, 2014
Cash and cash equivalents	55.9%	52.8%
Equities	44.1	47.2
Total	100.0%	100.0%
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
Assets that do not have readily available quoted prices in an active market require a higher degree of judgment to value and have a higher degree of risk that the value that could have been realized upon sale as of the valuation date could be different from the reported value than assets with observable pricing inputs. It is possible that the full extent of market price, liquidity, currency, interest rate, or credit risks may not be fully factored into the fair values of our pension plan assets that use significant unobservable inputs. Approximately $4.7 billion, or 86.0 percent, of our pension plan assets were classified as Level 3 assets as of December 31, 2015.
We estimate the fair value of pension plan assets based upon the information available during the year-end reporting process. In some cases, primarily private equity funds, the information available consists of net asset values as of an interim date, cash flows between the interim date and the end of the year, and market events. When the difference is significant, we revise the year-end estimated fair value of pension plan assets to incorporate year-end net asset values received after we have filed our annual report on Form 10-K. We increased the fair value of pension assets in the second quarter of 2015 by $57 million, or 1.0 percent.

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 80

The net pension plan assets, when categorized in accordance with this fair value hierarchy, are as follows:

DOLLAR AMOUNTS IN MILLIONS
2015	Level 1	Level 2	Level 3	Total
Pension trust investments:
Fixed income instruments	$668	$46	$—	714
Hedge funds	87	(37)	3,388	3,438
Private equity and related funds	—	—	1,267	1,267
Real estate and related funds	—	—	67	67
Common and preferred stock and equity index instruments	—	3	—	3
Total pension trust investments	$755	$12	$4,722	$5,489
Accrued liabilities, net				(8)
Pension trust net assets				5,481
Canadian nonregistered plan assets:
Cash	$6	$—	$—	6
Investments	4	—	—	4
Total Canadian nonregistered plan assets	$10	$—	$—	$10
Total plan assets				$5,491

DOLLAR AMOUNTS IN MILLIONS
2014	Level 1	Level 2	Level 3	Total
Pension trust investments:
Fixed income instruments	$646	$36	$3	685
Hedge funds	103	(22)	3,333	3,414
Private equity and related funds	—	3	1,422	1,425
Real estate and related funds	—	—	82	82
Common and preferred stock and equity index instruments	25	12	—	37
Total pension trust investments	$774	$29	$4,840	$5,643
Accrued liabilities, net				(13)
Pension trust net investments				5,630
Canadian nonregistered plan assets:
Cash	$7	$—	$—	7
Investments	6	—	—	6
Total Canadian nonregistered plan assets	$13	$—	$—	$13
Total plan assets				$5,643

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 81

A reconciliation of the beginning and ending balances of the pension plan assets measured at fair value using significant unobservable inputs (Level 3) is presented below:

DOLLAR AMOUNTS IN MILLIONS
	INVESTMENTS
	Hedge funds	Private equity and related funds	Real estate and related funds	Fixed Income	Total
Balance as of December 31, 2013	$3,225	$1,606	$101	$3	$4,935
Net realized gains (losses)	186	128	8	—	322
Net change in unrealized appreciation (depreciation)	76	(130)	(4)	—	(58)
Purchases	541	177	5	—	723
Sales	(540)	(359)	(28)	—	(927)
Issuances	52	—	—	—	52
Settlements	(132)	—	—	—	(132)
Transfers, Out(1)	(75)	—	—	—	(75)
Balance as of December 31, 2014	$3,333	$1,422	$82	$3	$4,840
Net realized gains (losses)	143	100	9	1	253
Net change in unrealized appreciation (depreciation)	47	(117)	(11)	—	(81)
Purchases	441	141	6	—	588
Sales	(539)	(279)	(19)	(4)	(841)
Issuances	47	—	—	—	47
Settlements	(84)	—	—	—	(84)
Transfers, Out(1)	—	—	—	—	—
Balance as of December 31, 2015	$3,388	$1,267	$67	$—	$4,722
(1) One hedge fund completed an initial public offering during 2014; as such the security was transferred from Level 3 to Level 1 in 2014.
This table shows the fair value of the derivatives held by our pension trusts — which fund our qualified and registered plans — at the end of the last two years.

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2015	DECEMBER 31, 2014
Equity index instruments	$13	$13
Forward contracts	(51)	(32)
Swaps	492	436
Total	$454	$417
This table shows the aggregate notional amount of the derivatives held by our pension trusts — which fund our qualified and registered plans — at the end of the last two years.

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2015	DECEMBER 31, 2014
Equity index instruments	$500	$361
Forward contracts	523	535
Swaps	2,058	1,824
Total	$3,081	$2,720

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 82

ACTIVITY OF PLANS WE SPONSOR
Net Periodic Benefit Cost (Credit)

DOLLAR AMOUNTS IN MILLIONS
	PENSION			OTHER POSTRETIREMENT BENEFITS
	2015	2014	2013	2015	2014	2013
Net periodic benefit cost (credit):
Service cost(1)	$57	$53	$64	$—	$1	$1
Interest cost	265	271	244	9	10	12
Expected return on plan assets	(476)	(467)	(439)	—	—	—
Amortization of actuarial loss	182	125	221	10	12	14
Amortization of prior service cost (credit)(2)	4	5	7	(9)	(161)	(23)
Recognition of curtailments, settlements and special termination benefits due to closures, restructuring or divestitures(1)	—	9	—	—	—	—
Other	—	—	—	—	(4)	—
Net periodic benefit cost (credit)	$32	$(4)	$97	$10	$(142)	$4
(1)  Service cost includes $2 million in 2014 and $4 million in 2013 for employees that were part of the Real Estate Divestiture. These charges are included in our results of discontinued operations. Curtailment and special termination benefits are related to involuntary terminations, due to restructuring activities, as well as the Real Estate Divestiture.
(2) During fourth quarter 2013, the decision was ratified to eliminate Company funding of the Post-Medicare Health Reimbursement Account (HRA) for certain salaried retirees after 2014. This change was communicated to affected retirees during January 2014. As a result, we recognized a pretax gain of $151 million in 2014 from this plan amendment.

Estimated Amortization from Cumulative Other Comprehensive Loss in 2016
Amortization of the net actuarial loss and prior service cost (credit) of our pension and postretirement benefit plans will affect our other comprehensive income in 2016. The net effect of the estimated amortization will be an increase in net periodic benefit costs or a decrease in net periodic benefit credits in 2016.

DOLLAR AMOUNTS IN MILLIONS
	PENSION	OTHER POSTRETIREMENT BENEFITS	TOTAL
Net actuarial loss	$152	$9	$161
Prior service cost (credit)	4	(8)	(4)
Net effect cost	$156	$1	$157
Expected Pension Funding
Established funding standards govern the funding requirements for our qualified and registered pension plans. We fund the benefit payments of our nonqualified and nonregistered plans as benefit payments come due.
During 2016, based on estimated year-end asset values and projections of plan liabilities, we expect to:

•	be required to contribute approximately $16 million for our Canadian registered plan;

•	be required to contribute or make benefit payments for our Canadian nonregistered plans of $3 million; and

•	make benefit payments of approximately $19 million for our U.S. nonqualified pension plans.

We do not anticipate a contribution being required for our U.S. qualified pension plan for 2016.
Expected Postretirement Benefit Funding
Our retiree medical and life insurance plans are unfunded. Benefits for these plans are paid from our general assets as they come due. We expect to make benefit payments of $22 million for our U.S. and Canadian other postretirement benefit plans in 2016, including $7 million expected to be required to cover benefit payments under collectively bargained contractual obligations.

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 83

Estimated Projected Benefit Payments for the Next 10 Years

DOLLAR AMOUNTS IN MILLIONS
	PENSION	OTHER POSTRETIREMENT BENEFITS
2016	$334	$22
2017	$340	$21
2018	$347	$20
2019	$354	$19
2020	$360	$19
2021-2025	$1,858	$81
ACTUARIAL ASSUMPTIONS
We use actuarial assumptions to estimate our benefit obligations and our net periodic benefit costs.
Rates We Use in Estimating Our Benefit Obligations
We use assumptions to estimate our benefit obligations that include:

•	discount rates in the U.S. and Canada, including discount rates used to value lump sum distributions;

•	rates of compensation increases for our salaried and hourly employees in the U.S. and Canada; and

•	estimated percentages of eligible retirees who will elect lump sum payments of benefits.
Discount Rates and Rates of Compensation Increase Used in Estimating Our Pension and Other Postretirement Benefit Obligation

	PENSION		OTHER POSTRETIREMENT BENEFITS
	DECEMBER 31, 2015	DECEMBER 31, 2014	DECEMBER 31, 2015	DECEMBER 31, 2014
Discount rates:
United States	4.50%	4.10%	4.00%	3.60%
Canada	4.00%	3.90%	3.90%	3.80%
Lump sum distributions (US salaried and nonqualified plans only)(1)	PPA Table	PPA Table	N/A	N/A
Rate of compensation increase:
Salaried:
United States	Determined by participant age, ranging from 2.00% to 13.00%	2.50% for 2014, 2015 and 3.50% thereafter	N/A	N/A
Canada	2.50% for 2015 and 3.50% thereafter	2.50% for 2014, 2015 and 3.50% thereafter	N/A	N/A
Hourly:
United States	Determined by participant age, ranging from 2.30% to 13.00%	3.00%	N/A	N/A
Canada	3.25%	3.25%	N/A	N/A
Election of lump sum or installment distributions (US salaried and nonqualified plans only)	60.00%	60.00%	N/A	N/A
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

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 84

Rates Used to Estimate Our Net Periodic Benefit Costs

	PENSION			OTHER POSTRETIREMENT BENEFITS
	2015	2014	2013	2015	2014	2013
Discount rates:
United States	4.10%	4.90% for the first half of 2014 and 4.40% for the second half of 2014	3.70%	3.60%	4.00%	3.00%
Salaried – lump sum distributions (U.S. salaried and nonqualified plan only)(1)	PPA Table	PPA Table	PPA phased Table	N/A	N/A	N/A
Canada	3.90%	4.70%	4.10%	3.80%	4.60%	4.00%
Expected return on plan assets:
Qualified/registered plans	9.00%	9.00%	9.00%
Nonregistered plans (Canada only)	3.50%	3.50%	3.50%
Rate of compensation increase:
Salaried:
United States	2.50% for 2015 and 3.50% thereafter	2.50% for 2014 and 3.50% thereafter	2.50% for 2013 and 3.50% thereafter	N/A	N/A	N/A
Canada	2.50% for 2015 and 3.50% thereafter	2.50% for 2014 and 3.50% thereafter	2.50% for 2013 and 3.50% thereafter	N/A	N/A	N/A
Hourly:
United States	3.00%	3.00%	3.00%	N/A	N/A	N/A
Canada	3.25%	3.25%	3.25%	N/A	N/A	N/A
Election of lump sum distributions (U.S. salaried and nonqualified plans only)	60.00%	60.00%	56.00%	N/A	N/A	N/A
(1) PPA Phased Table: Interest and mortality assumptions as mandated by Pension Protection Act of 2006 including the phase out of the prior interest rate basis in 2013.
Expected Return on Plan Assets
We estimate the expected long-term return on assets for our:

•	qualified and registered pension plans and

•	nonregistered plans.
Qualified and Registered Pension Plans. Our expected long-term rate of return for plan assets as of December 31, 2015, is comprised of:

•	a 7.2 percent assumed return from direct investments and

•	a 1.7 percent assumed return from derivatives.
Determining our expected return:

•	requires a high degree of judgment,

•	uses our historical fund returns as a base and

•	places added weight on more recent pension plan asset performance.
Over the 31 years it has been in place, our U.S. pension trust investment strategy has achieved a 14.2 percent net compound annual return rate. The past 5 years, our net compounded annual return was 8.0 percent.
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

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 85

Actual Returns on Assets Held by Our Pension Trusts
Based on valuations received as of year-end, our total actual return on assets held by our pension trusts was a gain of approximately $226 million in 2015. These trusts fund our qualified, registered and a portion of our nonregistered pension plans.

DOLLAR AMOUNTS IN MILLIONS
	2015	2014	2013
Direct investments	$175	$258	$568
Derivatives	51	110	240
Total	$226	$368	$808
HEALTH CARE COSTS
Rising costs of health care affect the costs of our other postretirement plans.
Health Care Cost Trend Rates
We use assumptions about health care cost trend rates to estimate the cost of benefits we provide. In 2015, the assumed weighted health care cost trend rate was:

•	6.3 percent in the U.S. and

•	5.6 percent in Canada.
This table shows the assumptions we use in estimating the annual cost increase for health care benefits we provide.
Assumptions We Use in Estimating Health Care Benefit Costs

	2015		2014
	U.S.	CANADA	U.S.	CANADA
Weighted health care cost trend rate assumed for next year	7.20% for Pre Medicare and 4.50% for HRA	5.00%	6.30%	5.60%
Rate to which cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.30%	4.50%	4.30%
Year that the rate reaches the ultimate trend rate	2036	2028	2029	2028
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
Effect of a 1 Percent Change in Health Care Costs

AS OF DECEMBER 31, 2015 (DOLLAR AMOUNTS IN MILLIONS)
	1% INCREASE	1% DECREASE
Effect on total service and interest cost components	less than $1	less than $(1)
Effect on accumulated postretirement benefit obligation	$10	$(8)
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

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 86

As of December 31, 2015, these plans covered approximately 1,200 of our employees.
Our contributions were:

•	$4 million in 2015,

•	$4 million in 2014 and

•	$4 million in 2013.
There have been no significant changes that affect the comparability of the 2015, 2014 and 2013 contributions. None of our contributions exceeded more than 5 percent of any plan's total contributions during 2015, 2014 or 2013.
DEFINED CONTRIBUTION PLANS
We sponsor various defined contribution plans for our U.S. and Canadian salaried and hourly employees. Our contributions to these plans were:

•	$21 million in 2015,

•	$20 million in 2014 and

•	$20 million in 2013.

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
Our Consolidated Statement of Operations includes:

•	Interest expense on SPE notes of:
– $29 million in 2015,
– $29 million in 2014 and
– $29 million in 2013.

•	Interest income on SPE investments of:
– $34 million in 2015,
– $34 million in 2014 and
– $34 million in 2013.
Sales proceeds paid to buyer-sponsored SPEs were invested in restricted financial investments with a balance of $615 million as of both December 31, 2015, and December 31, 2014. The weighted average interest rate was 5.5 percent during 2015 and 2014. Maturities of the financial investments at the end of 2015 were:

•	$253 million in 2019 and

•	$362 million in 2020.
The long-term notes of our monetization SPEs were $511 million as of both December 31, 2015, and December 31, 2014. The weighted average interest rate was 5.6 percent during 2015 and 2014. Maturities of the notes at the end of 2015 were:

•	$209 million in 2019 and

•	$302 million in 2020.
Financial investments consist of bank guarantees backed by bank notes for three of the SPE transactions. Interest earned from each financial investment is used to pay interest accrued on the corresponding SPE’s note. Any shortfall between interest earned and interest accrued reduces our equity in the monetization SPEs.
Upon dissolution of the SPEs and payment of all obligations of the entities, we would receive any net equity remaining in the monetization SPEs and would be required to report deferred tax gains on our income tax return. In the event that proceeds from the financial investments are insufficient to settle all of the liabilities of the SPEs, we are not obligated to contribute any funds to any of the SPEs. As of December 31, 2015, our net equity in the three SPEs was approximately $105 million and the deferred tax liability was estimated to be approximately $180 million.

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 87

NOTE 11: ACCRUED LIABILITIES
Accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2015	DECEMBER 31, 2014
Wages, salaries and severance pay	$150	$161
Pension and postretirement	44	47
Vacation pay	46	47
Taxes – Social Security and real and personal property	24	24
Interest	104	105
Customer rebates and volume discounts	46	46
Deferred income	52	75
Other	83	82
Total	$549	$587

NOTE 12: LINES OF CREDIT
This note provides details about our:

•	lines of credit and

•	other letters of credit and surety bonds.
OUR LINES OF CREDIT
During September 2013, we entered into a new $1 billion 5-year senior unsecured revolving credit facility that expires in September 2018. This replaces a $1 billion revolving credit facility that was set to expire June 2015. As of June 16, 2014, WRECO terminated its participation as a borrower in the facility. There were no changes to our lines of credit during 2015.
Borrowings are at LIBOR plus a spread or at other interest rates mutually agreed upon between the borrower and the lending banks. As of December 31, 2015, there were no borrowings outstanding under the facility and we were in compliance with the credit facility covenants.
OTHER LETTERS OF CREDIT AND SURETY BONDS
The amounts of other letters of credit and surety bonds we have entered into as of the end of our last two years are included in the following table:

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2015	DECEMBER 31, 2014
Letters of credit	$47	$44
Surety bonds	$113	$231
Our compensating balance requirements for our letters of credit were $17 million as of December 31, 2015.

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 88

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
Long-Term Debt by Types and Interest Rates (Includes Current Portion)

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2015	DECEMBER 31, 2014
6.95% debentures due 2017	$281	$281
7.00% debentures due 2018	62	62
7.375% notes due 2019	500	500
Variable rate term loan credit facility matures 2020	550	550
9.00% debentures due 2021	150	150
7.125% debentures due 2023	191	191
4.625% notes due 2023	500	500
8.50% debentures due 2025	300	300
7.95% debentures due 2025	136	136
7.70% debentures due 2026	150	150
7.35% debentures due 2026	62	62
7.85% debentures due 2026	100	100
6.95% debentures due 2027	300	300
7.375% debentures due 2032	1,250	1,250
6.875% debentures due 2033	275	275
Industrial revenue bonds, rates from 6.7% to 6.8%, due 2022	88	88
Other	1	1
	4,896	4,896
Less unamortized discounts	(5)	(5)
Total	$4,891	$4,891
Portion due within one year	$—	$—
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
On October 15, 2013, we repaid the $1,118 million carrying value of the debt that we assumed in the acquisition of Longview Timber and related fees, expenses and premiums using the proceeds from the notes issued and the borrowings from our term loan credit facility borrowed in 2013. A pretax charge of $25 million was included in our net interest expense in 2013, for early retirement premiums, unamortized debt issuance costs and other miscellaneous charges in connection with the early extinguishment of debt. See Note 4: Acquisitions for more information.
Amounts of Long-Term Debt Due Annually for the Next Five Years and the Total Amount Due After 2020

DOLLAR AMOUNTS IN MILLIONS
DECEMBER 31, 2015
Long-term debt maturities:
2016	$—
2017	$281
2018	$62
2019	$500
2020	$550
Thereafter	$3,503

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 89

NOTE 14: FAIR VALUE OF FINANCIAL INSTRUMENTS
This note provides information about the fair value of our:

•	debt and

•	other financial instruments.
FAIR VALUE OF DEBT
The estimated fair values and carrying values of our long-term debt consisted of the following:

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2015		DECEMBER 31, 2014
	CARRYING VALUE	FAIR VALUE (LEVEL 2)	CARRYING VALUE	FAIR VALUE (LEVEL 2)
Long-term debt (including current maturities)	$4,891	$5,620	$4,891	$5,922
To estimate the fair value of long-term debt, we used the following valuation approaches:

•	market approach — based on quoted market prices we received for the same types and issues of our debt; or

•	income approach — based on the discounted value of the future cash flows using market yields for the same type and comparable issues of debt.
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
We have received notification and have acknowledged that we are a potentially responsible party in a portion of the Kalamazoo River Superfund site in southwest Michigan. Our involvement in the remediation site is based on our former ownership of the Plainwell, Michigan mill located within the remediation site. In 2015 we received invitations from the Environmental Protection Agency (the “EPA”) to negotiate an administrative order on consent for a contaminant removal action for a portion of the site. Two other parties received the same invitations. All parties are in contact with the EPA as to the work required and the terms of any consent order. According to the EPA, this Superfund site encompasses 77 miles of the Kalamazoo River from a location east of the city of Kalamazoo to the river mouth at Lake Michigan. The EPA’s 2015 invitations concern a stretch of the river approximately 1.7 miles long that the EPA refers to as the Otsego Township Dam Area. Several other companies also operated upstream pulp mills. At this time we are unable to estimate the timing and extent of future cash flows related to our involvement in this site remediation.
Our established reserves. We have established reserves for estimated remediation costs on the active Superfund sites and other sites for which we are responsible. These reserves are recorded in "Accrued liabilities" and "Other liabilities" in our Consolidated Balance Sheet.

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 90

Changes in the Reserve for Environmental Remediation

DOLLAR AMOUNTS IN MILLIONS
Reserve balance as of December 31, 2014	$29
Reserve charges and adjustments, net	15
Payments	(7)
Reserve balance as of December 31, 2015	$37
Total active sites as of December 31, 2015	38
We change our accrual to reflect:

•	new information on any site concerning implementation of remediation alternatives,

•	updates on prior cost estimates and new sites and

•	costs incurred to remediate sites.
Estimates. We believe it is reasonably possible, based on currently available information and analysis, that remediation costs for all identified sites may exceed our existing reserves by up to $116 million.
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
Changes in the Reserve for Asset Retirement Obligations

DOLLAR AMOUNTS IN MILLIONS
Reserve balance as of December 31, 2014	$40
Reserve charges and adjustments, net	10
Payments	(11)
Other adjustments(1)	(5)
Reserve balance as of December 31, 2015	34
(1) Primarily related to a foreign currency remeasurement gain for our Canadian reforestation obligation.
COMMITMENTS AND OTHER CONTINGENCIES
Our commitments and contingencies include:

•	guarantees of debt and performance,

•	purchase obligations for goods and services and

•	operating leases.
Guarantees
We have guaranteed the performance of the buyer/lessee of a timberlands lease we sold in 2005. Future payments on the lease — which expires in 2023 — are $15 million.
Purchase Obligations
Our purchase obligations as of December 31, 2015 were:

DOLLAR AMOUNTS IN MILLIONS
DECEMBER 31, 2015
2016	$84
2017	$33
2018	$8
2019	$2
2020	$2
Thereafter	$17

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 91

Purchase obligations for goods or services are agreements that:

•	are enforceable and legally binding,

•	specify all significant terms and

•	cannot be canceled without penalty.
The terms include:

•	fixed or minimum quantities to be purchased,

•	fixed, minimum or variable price provisions, and

•	an approximate timing for the transaction.
Our purchase obligations include items such as:

•	stumpage and log purchases,

•	energy and

•	other service and supply contracts.
Operating Leases
Our rent expense was:

DOLLAR AMOUNTS IN MILLIONS
	2015	2014	2013
Rent expense	$31	$32	$38
We have operating leases for:

•	various equipment, including logging equipment, lift trucks, automobiles and office equipment; and

•	office and wholesale space.
Commitments
Our operating lease commitments as of December 31, 2015 were:

DOLLAR AMOUNTS IN MILLIONS
DECEMBER 31, 2015
2016	$27
2017	$26
2018	$21
2019	$17
2020	$14
Thereafter	$105

NOTE 16: SHAREHOLDERS’ INTEREST
This note provides details about:

•	preferred and preference shares,

•	common shares,

•	share-repurchase programs and

•	cumulative other comprehensive income (loss).
PREFERRED AND PREFERENCE SHARES
We had no preferred shares outstanding at the end of 2015 or 2014. However, we have authorization to issue 7 million preferred shares with a par value of $1 per share.
As part of our purchase of Longview Timber, we issued 13.8 million of our 6.375 percent Mandatory Convertible Preference Shares, Series A, par value $1.00 and liquidation preference of $50.00 per share on June 24, 2013, for net proceeds of $669 million, which remained outstanding at year-end 2015. Dividends will be payable on a cumulative basis when, as and if declared by our board of directors, at an annual rate of 6.375 percent on the liquidation preference. We may pay declared dividends in cash or, subject to certain limitations, in common shares or by delivery of any combination of cash and common shares on January 1, April 1, July 1 and October 1 of each year, commencing on October 1, 2013, through, and including, July 1, 2016. These shares will automatically convert on July 1, 2016 into between 1.5283 and 1.8339 of our common shares, subject to anti-dilution adjustments. At any time prior to that date, holders may elect to convert each share into common shares at the minimum conversion rate of 1.5283 common shares, subject to anti-dilution adjustments. In April 2015, 289 preference shares were converted into 436 common shares. See Note 4: Acquisitions for more information.
We may issue preferred or preference shares at one time or through a series of offerings. The shares may have varying rights and preferences that can include:

•	dividend rates,

•	redemption rights,

•	conversion terms,

•	sinking-fund provisions,

•	values in liquidation and

•	voting rights.

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 92

When issued, outstanding preferred and preference shares rank senior to outstanding common shares. That means preferred and preference shares would receive dividends and assets available on liquidation before any payments are made to common shares.
COMMON SHARES
The number of common shares we have outstanding changes when:

•	new shares are issued,

•	stock options are exercised,

•	restricted stock units or performance share units vest,

•	stock-equivalent units are paid out,

•	shares are tendered,

•	shares are repurchased or

•	shares are canceled.
Reconciliation of Our Common Share Activity

IN THOUSANDS
	2015	2014	2013
Outstanding at beginning of year	524,474	583,548	542,393
New issuance (Note 4)	—	—	33,350
Shares tendered (Note 3)	—	(58,813)	—
Stock options exercised	1,592	5,134	7,209
Issued for restricted stock units	365	451	462
Issued for performance shares	242	217	134
Repurchased	(16,190)	(6,063)	—
Outstanding at end of year	510,483	524,474	583,548
OUR SHARE REPURCHASE PROGRAMS
On August 13, 2014, our board of directors approved a stock repurchase program under which we were authorized to repurchase up to $700 million of outstanding shares (the 2014 Repurchase Program). The 2014 Repurchase Program replaced the prior 2011 stock repurchase program. During 2014, we repurchased 6,062,993 shares of common stock for $203 million under the 2014 Repurchase Program. During 2015 we completed the 2014 Repurchase Program by repurchasing 15,471,962 shares of common stock for $497 million. All common stock purchases under the stock repurchase program were made in open-market transactions.
On August 27, 2015 our board of directors approved a new share repurchase program of up to $500 million on outstanding shares (the 2015 Repurchase Program), commencing upon completion of the 2014 Repurchase Program. During 2015, we repurchased 717,464 shares of common stock for $22 million under the 2015 Repurchase Program. As of December 31, 2015 we had remaining authorization of $478 million for future stock repurchases. All common stock purchases under the stock repurchase program were made in open-market transactions. We had 510,483,285 shares of common stock outstanding as of December 31, 2015.
On November 8, 2015 Weyerhaeuser announced it intends to execute a $2.5 billion share repurchase shortly after closing the merger with Plum Creek. As of December 31, 2015 no portion of this intended repurchase has been completed. The remaining $478 million authorized for the 2015 Repurchase Program is expected to be used in the intended post-merger repurchase.

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 93

CUMULATIVE OTHER COMPREHENSIVE INCOME (LOSS)
Changes in amounts included in our cumulative other comprehensive income (loss) by component are:

DOLLAR AMOUNTS IN MILLIONS
		PENSION		OTHER POSTRETIREMENT BENEFITS
	Foreign currency translation adjustments	Actuarial losses	Prior service costs	Actuarial losses	Prior service credits	Unrealized gains on available-for-sale securities	Total
Beginning balance as of January 1, 2014	$354	$(1,066)	$(19)	$(111)	$150	$6	$(686)
Other comprehensive income (loss) before reclassifications	(50)	(1,008)	1	(6)	(12)	—	(1,075)
Income taxes	—	369	—	1	7	—	377
Net other comprehensive income (loss) before reclassifications	(50)	(639)	1	(5)	(5)	—	(698)
Amounts reclassified from cumulative other comprehensive income (loss)(1)	—	125	5	12	(161)	—	(19)
Income taxes	—	(43)	(2)	(4)	59	—	10
Net amounts reclassified from cumulative other comprehensive income (loss)	—	82	3	8	(102)	—	(9)
Total other comprehensive income (loss)	(50)	(557)	4	3	(107)	—	(707)
Beginning balance as of January 1, 2015	304	(1,623)	(15)	(108)	43	6	(1,393)
Other comprehensive income (loss) before reclassifications	(97)	184	2	37	(2)	—	124
Income taxes	—	(52)	—	(12)	—	—	(64)
Net other comprehensive income (loss) before reclassifications	(97)	132	2	25	(2)	—	60
Amounts reclassified from cumulative other comprehensive income (loss)(1)	—	182	4	10	(9)	—	187
Income taxes	—	(63)	(2)	(4)	3	—	(66)
Net amounts reclassified from cumulative other comprehensive income (loss)	—	119	2	6	(6)	—	121
Total other comprehensive income (loss)	(97)	251	4	31	(8)	—	181
Ending balance as of December 31, 2015	$207	$(1,372)	$(11)	$(77)	$35	$6	$(1,212)
(1) Actuarial losses and prior service credits (costs) are included in the computation of net periodic benefit costs (credits). See Note: 9 Pension and Other Postretirement Benefit Plans.

NOTE 17: SHARE-BASED COMPENSATION
Share-based compensation expense was:

•	$31 million in 2015,

•	$40 million in 2014 and

•	$42 million in 2013.
The amounts above contain awards to employees that were part of the Real Estate Divestiture and are included in our results of discontinued operations. These amounts are:

•	$3 million in 2014 and

•	$5 million in 2013.
This note provides details about:

•	our Long-Term Incentive Compensation Plan (2013 Plan),

•	how we account for share-based awards,

•	tax benefits of share-based awards,

•	types of share-based compensation and

•	unrecognized share-based compensation.
OUR LONG-TERM INCENTIVE COMPENSATION PLAN
Our long-term incentive plans provide for share-based awards that include:

•	stock options,

•	stock appreciation rights,

•	restricted stock,

•	restricted stock units,

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 94

•	performance shares and

•	performance share units.
We may issue future grants of up to 17,317,903 shares under the 2013 Plan. We also have the right to reissue forfeited and expired grants.
For stock options and stock appreciation rights:

•	An individual participant may receive a grant of up to 2 million shares in any one calendar year.

•	The exercise price is required to be the market price on the date of the grant.
For restricted stock, restricted stock units, performance shares, performance share units or other equity grants:

•	An individual participant may receive a grant of up to 1 million shares annually.

•	No participant may be granted awards that exceed $10 million earned in a 12 month period.
The Compensation Committee of our board of directors (the Committee) annually establishes an overall pool of stock awards available for grants based on performance.
For stock-settled awards, we:

•	issue new stock into the marketplace and

•	generally do not repurchase shares in connection with issuing new awards.
Our common shares would increase by approximately 32 million shares if all share-based awards were exercised or vested. These include:

•	all options, restricted stock units, and performance share units outstanding at December 31, 2015 under the 2013 Plan and 2004 Plan; and

•	all remaining options, restricted stock units, and performance share units that could be granted under the 2013 Plan.
HOW WE ACCOUNT FOR SHARE-BASED AWARDS
We:

•	use a fair-value-based measurement for share-based awards, and

•	recognize the cost of share-based awards in our consolidated financial statements.
We recognize the cost of share-based awards in our Consolidated Statement of Operations over the required service period — generally the period from the date of the grant to the date when it is vested. Special situations include:

•	Awards that vest upon retirement — the required service period ends on the date an employee is eligible for retirement, including early retirement.

•	Awards that continue to vest following job elimination or the sale of a business — the required service period ends on the date the employment from the company is terminated.
In these special situations, compensation expense from share-based awards is recognized over a period that is shorter than the stated vesting period.
TAX BENEFITS OF SHARE-BASED AWARDS
Our total income tax benefit from share-based awards — as recognized in our Consolidated Statement of Operations — for the last three years was:

•	$8 million in 2015,

•	$11 million in 2014, and

•	$10 million in 2013.
The amounts above contain income tax benefit from share-based awards to employees that were part of the Real Estate Divestiture and are included in our results of discontinued operations. These amounts are:

•	$1 million in 2014 and

•	$2 million in 2013.
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

•	$4 million in 2015,

•	$10 million in 2014 and

•	$13 million in 2013.
The amounts above contain excess tax benefits from share-based awards to employees that were part of the Real Estate Divestiture and are included in our results of discontinued operations. These amounts are:

•	$2 million in 2014 and

•	$2 million in 2013.

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 95

TYPES OF SHARE-BASED COMPENSATION
Our share-based compensation is in the form of:

•	stock options,

•	restricted stock units,

•	performance share units,

•	stock appreciation rights and

•	deferred compensation stock equivalent units.
STOCK OPTIONS
Stock options entitle award recipients to purchase shares of our common stock at a fixed exercise price. We grant stock options with an exercise price equal to the market price of our stock on the date of the grant.
The Details
Our stock options generally:

•	vest over four years of continuous service and

•	must be exercised within 10 years of the grant-date.
The vesting and post-termination vesting terms for stock options granted in 2015, 2014 and 2013 were as follows:

•	vest ratably over four years;

•	vest or continue to vest in the event of death while employed or disability;

•	continue to vest upon retirement at an age of at least 62, but a portion of the grant is forfeited if retirement occurs before the one year anniversary of the grant;

•	continue to vest for one year in the event of involuntary termination when the retirement criteria has not been met; and

•	stop vesting for all other situations including early retirement prior to age 62.
Our Accounting
We use a Black-Scholes option valuation model to estimate the fair value of every stock option award on its grant-date.
In our estimates, we use:

•	historical data — for option exercise time and employee terminations;

•	a Monte-Carlo simulation — for how long we expect granted options to be outstanding; and

•	the U.S. Treasury yield curve — for the risk-free rate. We use a yield curve over a period matching the expected term of the grant.
The expected volatility in our valuation model is based on:

•	implied volatilities from traded options on our stock,

•	historical volatility of our stock and

•	other factors.
Weighted Average Assumptions Used in Estimating Value of Stock Options Granted

	2015 GRANTS	2014 GRANTS	2013 GRANTS
Expected volatility	25.92%	31.71%	38.00%
Expected dividends	3.28%	2.92%	2.23%
Expected term (in years)	4.77	4.97	4.97
Risk-free rate	1.54%	1.57%	0.92%
Weighted average grant-date fair value	$5.85	$6.62	$8.40
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

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 96

Activity
The following table shows our option unit activity for 2015.

	OPTIONS (IN THOUSANDS)	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE (IN MILLIONS)
Outstanding at December 31, 2014	12,285	$24.19
Granted	2,123	$35.40
Exercised	(1,376)	$24.46
Forfeited or expired	(269)	$31.34
Outstanding at December 31, 2015(1)	12,763	$25.88	5.20	$65
Exercisable at December 31, 2015	8,442	$22.78	3.62	$62
(1) As of December 31, 2015, there were approximately 1,034 thousand stock options that had met the requisite service period and will be released as identified in the grant terms.
The total intrinsic value of stock options exercised was:

•	$13 million in 2015,

•	$55 million in 2014 and

•	$61 million in 2013.
The total grant-date fair value of stock options vested was:

•	$14 million in 2015,

•	$16 million in 2014 and

•	$14 million in 2013.
RESTRICTED STOCK UNITS
Through the Plan, we award restricted stock units — grants that entitle the holder to shares of our stock as the award vests.
The Details
Our restricted stock units granted in 2015, 2014 and 2013 generally:

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
Activity
The following table shows our restricted stock unit activity for 2015.

	STOCK UNITS (IN THOUSANDS)	WEIGHTED AVERAGE GRANT-DATE FAIR VALUE
Nonvested at December 31, 2014	1,227	$28.06
Granted	433	$35.41
Vested	(489)	$26.70
Forfeited	(67)	$31.11
Nonvested at December 31, 2015(1)	1,104	$31.37
(1) As of December 31, 2015, there were approximately 232 thousand restricted stock units that had met the requisite service period and will be released as identified in the grant terms.
The weighted average grant-date fair value for restricted stock units was:

•	$30.14 in 2014 and

•	$30.54 in 2013.

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 97

The total grant-date fair value of restricted stock units vested was:

•	$14 million in 2015,

•	$16 million in 2014 and

•	$14 million in 2013.
Nonvested restricted stock units accrue dividends that are paid out when restricted stock units vest. Any restricted stock units forfeited will not receive dividends.
As restricted stock units vest, a portion of the shares awarded is withheld to cover employee taxes. As a result, the number of stock units vested and the number of common shares issued will differ.
PERFORMANCE SHARE UNITS
Through the Plan, we award performance share units — grants that entitle the holder to shares of our stock as the award vests.
The Details
The final number of shares awarded will range from 0 percent to 150 percent of each grant’s target, depending upon actual company performance.

For shares granted in 2015 the ultimate number of performance share units earned is based on two measures:

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
For shares granted in 2014 and 2013 the ultimate number of performance share units earned is based on two measures:

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
Our Accounting
Since the award contains a market condition, the effect of the market condition is reflected in the grant-date fair value which is estimated using a Monte Carlo simulation model. This model estimates the TSR ranking of the company over the performance period. Compensation expense is based on the estimated probable number of earned awards and recognized over the vesting period on an accelerated basis. Generally, compensation expense would be reversed if the performance condition is not met unless the requisite service period has been achieved.
Weighted Average Assumptions Used in Estimating the Value of Performance Share Units

	2015 GRANTS	2014 GRANTS	2013 GRANTS
Performance period	1/1/2015 – 12/31/2017	1/1/2014 – 12/31/2015	1/1/2013 – 12/31/2014
Valuation date closing stock price	$35.41	$30.16	$30.48
Expected dividends	3.26%	2.91%	2.23%
Risk-free rate	0.05% - 1.07%	0.03% - 0.79%	0.09% - 0.46%
Volatility	16.33% - 20.89%	20.74% - 23.53%	22.09% - 29.57%
Weighted average grant-date fair value	$34.75	$30.62	$31.59

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 98

Activity
The following table shows our performance share unit activity for 2015.

	GRANTS (IN THOUSANDS)	WEIGHTED AVERAGE GRANT-DATE FAIR VALUE
Nonvested at December 31, 2014	890	$29.46
Granted at target	239	$34.75
Vested	(395)	$29.08
Forfeited	(23)	$31.34
Performance adjustment	(31)	$30.62
Nonvested at December 31, 2015(1)	680	$31.42
(1) As of December 31, 2015, there were approximately 134 thousand performance share units that had met the requisite service period and will be released as identified in the grant terms.
The total grant-date fair value of performance share units vested was:

•	$9 million in 2015

•	$7 million in 2014

•	$5 million in 2013
For 2014 grants, the company exceeded the cash flow target, resulting in an initial number of shares earned equal to 114 percent of target. Because the company's two-year TSR ranking was between the 25th and 50th percentile, the initial number of performance shares granted decreased 11 percent.
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
Weighted Average Assumptions Used to Re-measure Value of Stock Appreciation Rights at Year-End

	2015 GRANTS	2014 GRANTS	2013 GRANTS
Expected volatility	22.10%	18.20%	24.02%
Expected dividends	4.20%	3.21%	2.81%
Expected term (in years)	1.94	1.32	1.16
Risk-free rate	0.99%	0.45%	0.19%
Weighted average fair value	$6.96	$12.70	$8.68

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 99

Activity
The following table shows our stock appreciation rights activity for 2015.

	RIGHTS (IN THOUSANDS)	WEIGHTED AVERAGE EXERCISE PRICE	AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE (IN MILLIONS)
Outstanding at December 31, 2014	417	$22.85
Granted	58	$35.40
Exercised	(79)	$23.91
Forfeited or expired	(14)	$31.01
Outstanding at December 31, 2015	382	$24.25	4.34	$14
Exercisable at December 31, 2015	289	$21.63	2.98	$11
The total liabilities paid for stock appreciation rights was:

•	$1 million in 2015,

•	$2 million in 2014 and

•	$4 million in 2013.
UNRECOGNIZED SHARE-BASED COMPENSATION
As of December 31, 2015, our unrecognized share-based compensation cost for all types of share-based awards included $40 million related to non-vested equity-classified share-based compensation arrangements — expected to be recognized over a weighted average period of approximately 2.3 years.

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
Our Accounting
We settle all deferred compensation accounts in cash for our employees. Our directors receive shares of common stock as payment for stock-equivalent units. In addition, we credit all stock-equivalent accounts with dividend equivalents. The number of common shares to be issued in the future to directors is 651,729.
Stock-equivalent units are:

•	liability-classified awards and

•	re-measured to fair value at every reporting date.
The fair value of a stock-equivalent unit is equal to the market price of our stock.
Activity
The number of stock-equivalent units outstanding in our deferred compensation accounts was:

•	1,003,053 as of December 31, 2015;

•	944,966 as of December 31, 2014; and

•	915,160 as of December 31, 2013.

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 100

NOTE 18: CHARGES FOR RESTRUCTURING, CLOSURES AND ASSET IMPAIRMENTS
Items Included in Our Restructuring, Closure and Asset Impairment Charges

DOLLAR AMOUNTS IN MILLIONS
	2015	2014	2013
Restructuring and closure charges:
Termination benefits	$4	$27	$1
Pension and postretirement charges	—	3	—
Other restructuring and closure costs	6	12	4
Charges for restructuring and closures	10	42	5
Impairment of long-lived assets	15	2	372
Total charges for restructuring, closures and impairments	$25	$44	$377
RESTRUCTURING AND CLOSURES
During 2015, our restructuring and closure charges were primarily related to the closure of four distribution centers for our Wood Products business. During 2014, our restructuring and closure charges were primarily related to our selling, general and administrative cost reduction initiative to support achieving our competitive performance goals. During 2013, our restructuring and closure charges were primarily related to various Wood Products operations we closed or curtailed and restructuring our corporate staff functions to support achieving our competitive performance goals.
Other restructuring and closure costs include lease termination charges, dismantling and demolition of plant and equipment, gain or loss on disposition of assets, environmental cleanup costs and incremental costs to wind down operating facilities.
ACCRUED TERMINATION BENEFITS
Changes in accrued severance related to restructuring during 2015 were as follows:

DOLLAR AMOUNTS IN MILLIONS
Accrued severance as of December 31, 2014	$10
Charges	4
Payments	(9)
Accrued severance as of December 31, 2015	$5
ASSET IMPAIRMENTS
The Impairment of Long-Lived Assets and Goodwill sections of Note 1: Summary of Significant Accounting Policies provide details about how we account for these impairments. Additional information can also be found in our Critical Accounting Policies.
Long-Lived Assets
Our long-lived asset impairments were primarily related to the following:

•
2015 — We recognized an impairment charge of $13 million related to a nonstrategic asset held in Unallocated Items. The fair value of the asset was determined using significant unobservable inputs (Level 3) based on a discounted cash flow model. The asset was subsequently sold for no gain during 2015.

•	2013 — charges include:
– $356 million impairment of the Coyote Springs Property. Under the terms of the TRI Pointe transaction, certain assets and liabilities of WRECO and its subsidiaries were excluded from the transaction and retained by Weyerhaeuser, including assets and liabilities relating to the Coyote Springs Property. During fourth quarter 2013, following the announcement of the TRI Pointe transaction, WRECO and Weyerhaeuser began exploring strategic alternatives for the Coyote Springs Property and determined that Weyerhaeuser’s strategy for development of the Coyote Springs Property will likely differ from WRECO’s current development plan. WRECO’s development plan was long-term in nature with development and net cash flows covering at least 15-20 years. The undiscounted cash flows for the Coyote Springs Property under the WRECO development plan remained above the carrying value of the property. Weyerhaeuser Company’s strategy was to cease holding the Coyote Springs Property for development, and we initiated activities to market the assets to potential third-party buyers. The undiscounted cash flows under the Weyerhaeuser Company asset sale strategy were below the carrying value of the property. Consequently, we recorded a noncash charge of $356 million in fourth quarter 2013 for the impairment of the Coyote Springs Property in Unallocated Items. The fair value of the property was primarily based on an independent appraisal that was determined using both other observable inputs (Level 2) related to other market transactions and significant unobservable inputs (Level 3) such as the timing and amounts of future cash flows related to the development of the property, timing and amounts of proceeds from acreage sales, access to water for use on the property and discount rates applicable to the future cash flows.
– $9 million related to the decision to permanently close our Colbert, Georgia engineered wood products facility in our Wood Products segment that was previously indefinitely closed. The fair value of the facility was determined using significant unobservable inputs (Level 3) based on liquidation values.

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 101

NOTE 19: OTHER OPERATING COSTS (INCOME), NET
Other operating costs (income), net:

•	includes both recurring and occasional income and expense items and

•	can fluctuate from year to year.
Various Income and Expense Items Included in Other Operating Costs (Income), Net

DOLLAR AMOUNTS IN MILLIONS
	2015	2014	2013
Gain on postretirement plan amendment (Note 9)	$—	$(151)	$—
Gain on disposition of nonstrategic assets	(12)	(27)	(19)
Foreign exchange losses, net	47	27	7
Land management income	(37)	(34)	(28)
Litigation expense, net	23	9	16
Plum Creek merger-related costs	14	—	—
Other, net	(17)	(25)	(11)
Total	$18	$(201)	$(35)
Gain on disposition of nonstrategic assets in 2014 included a $22 million pretax gain on the sale of a landfill in Washington State.
Foreign exchange losses result from changes in exchange rates primarily related to our U.S. dollar denominated debt that is held by our Canadian subsidiary.
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
EARNINGS BEFORE INCOME TAXES
Domestic and Foreign Earnings From Continuing Operations Before Income Taxes

DOLLAR AMOUNTS IN MILLIONS
	2015	2014	2013
Domestic earnings	$421	$970	$198
Foreign earnings	82	43	122
Total	$503	$1,013	$320
PROVISION FOR INCOME TAXES
Provision (Benefit) for Income Taxes From Continuing Operations

DOLLAR AMOUNTS IN MILLIONS
	2015	2014	2013
Current:
Federal	$3	$(26)	$(80)
State	(1)	12	(18)
Foreign	(5)	3	(21)
	(3)	(11)	(119)
Deferred:
Federal	(30)	178	(79)
State	2	6	6
Foreign	28	12	21
	—	196	(52)
Total income tax provision (benefit)	$(3)	$185	$(171)

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 102

EFFECTIVE INCOME TAX RATE
Effective Income Tax Rate Applicable to Continuing Operations

DOLLAR AMOUNTS IN MILLIONS
	2015	2014	2013
U.S. federal statutory income tax	$176	$354	$112
State income taxes, net of federal tax benefit	1	14	7
REIT income not subject to federal income tax	(158)	(161)	(101)
REIT benefit from change to tax law	(13)	—	—
Foreign taxes	—	(2)	(8)
Provision for unrecognized tax benefits	(7)	(4)	(193)
Repatriation of Canadian earnings	—	—	21
Domestic production activities deduction	—	—	(13)
Other, net	(2)	(16)	4
Total income tax provision (benefit)	$(3)	$185	$(171)
Effective income tax rate	(0.5)%	18.3%	(53.4)%
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
Balance Sheet Classification of Deferred Income Tax Assets (Liabilities) Related to Continuing Operations

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2015	DECEMBER 31, 2014
Net noncurrent deferred tax asset	4	44
Net noncurrent deferred tax liability	(86)	(14)
Net deferred tax asset (liability)	$(82)	$30
Items Included in Our Deferred Income Tax Assets (Liabilities)

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2015	DECEMBER 31, 2014
Postretirement benefits	$80	$101
Pension	260	369
State tax credits	56	56
Net operating loss carryforwards	59	86
Cellulosic biofuel producers credit	78	100
Other	203	223
Gross deferred tax assets	736	935
Valuation allowance	(72)	(72)
Net deferred tax assets	664	863
Property, plant and equipment	(496)	(523)
Timber installment notes	(180)	(180)
Other	(70)	(130)
Deferred tax liabilities	(746)	(833)
Net deferred tax asset (liability)	$(82)	$30

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 103

OTHER INFORMATION ABOUT OUR DEFERRED INCOME TAX ASSETS (LIABILITIES)
Other information about our deferred income tax assets (liabilities) include:

•	net operating loss and credit carryforwards,

•	valuation allowances and

•	reinvestment of undistributed earnings.
Net Operating Loss and Credit Carryforwards
Our gross federal, state and foreign net operating loss carryforwards as of the end of 2015 totaled $903 million as follows:

•	U.S. REIT - $433 million, which expire from 2030 through 2035,

•	U.S. TRS - $29 million, which expires in 2035,

•	State - $299 million, which expire from 2024 through 2035; and

•	Foreign - $142 million, which expire from 2016 through 2032.
Our gross federal, state and foreign credit carryforwards as of the end of 2015 totaled $188 million as follows:

•	U.S. TRS - $93 million, which expire from 2019 through 2035,

•	State - $43 million, which expire from 2016 through 2029, and $46 million, which do not expire; and

•	Foreign - $6 million, which expire from 2016 through 2032.
Valuation Allowances
With the exception of the valuation allowance discussed below, we believe it is more likely than not that we will have sufficient future taxable income to realize our deferred tax assets.
Our valuation allowance on our deferred tax assets was $72 million as of the end of 2015, primarily related to foreign and state net operating losses and state and provincial credits.
Reinvestment of Undistributed Earnings
The balance of our foreign undistributed earnings was approximately $34 million at the end of 2015, all of which is permanently reinvested; therefore, it is not subject to U.S. income tax. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in our foreign subsidiaries.
HOW WE ACCOUNT FOR INCOME TAXES
The Income Taxes section of Note 1: Summary of Significant Accounting Policies provides details about how we account for our income taxes.
UNRECOGNIZED TAX BENEFITS
Unrecognized tax benefits represent potential future obligations to taxing authorities if uncertain tax positions we have taken on previously filed tax returns are not sustained. The total amount of unrecognized tax benefits as of December 31, 2015 and 2014, are $6 million and $11 million, respectively, which does not include related interest of $1 million and $3 million, respectively. These amounts represent the gross amount of exposure in individual jurisdictions and do not reflect any additional benefits expected to be realized if such positions were not sustained, such as the federal deduction that could be realized if an unrecognized state deduction was not sustained.
Reconciliation of the Beginning and Ending Amount of Unrecognized Tax Benefits

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2015	DECEMBER 31, 2014
Balance at beginning of year	$11	$26
Settlements	(4)	—
Lapse of statute	(1)	(15)
Balance at end of year	$6	$11
The net liability recorded in our Consolidated Balance Sheet related to unrecognized tax benefits was $4 million as of December 31, 2015, which includes interest of $1 million and is net of $3 million in credits and loss carryovers available to offset the liability. The net liability as of December 31, 2014, was $4 million, which includes interest of $3 million and is net of $6 million in payments made in advance of settlements and $4 million in credits and loss carryovers available to offset the liability.
The net liability recorded for tax positions across all jurisdictions that, if sustained, would affect our effective tax rate was $5 million as of December 31, 2015, and $12 million as of December 31, 2014, which includes interest of $1 million and $3 million, respectively.
In accordance with our accounting policy, we accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense.
As of December 31, 2015, no U.S. federal income tax returns are under examination, with years 2012 forward open to examination. We are undergoing examinations in state jurisdictions for tax years 2011 through 2013, with tax years 2009 forward open to examination. We are also undergoing and are open to examinations in foreign jurisdictions for tax years 2010 forward. We expect that the outcome of any examination will not have a material effect on our consolidated financial statements; however, audit outcomes and the timing of audit settlements are subject to significant uncertainty.
In the next 12 months, we estimate a decrease of $1 million in unrecognized tax benefits due to the lapse of applicable statutes of limitation.

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 104

NOTE 21: GEOGRAPHIC AREAS
This note provides selected key financial data according to the geographical locations of our customers. The selected key financial data includes:

•	sales to unaffiliated customers,

•	export sales from the U.S., and

•	long-lived assets.
SALES
Our sales to unaffiliated customers outside the U.S. are primarily to customers in Canada, China, Japan and Europe. Our export sales include:

•	pulp, liquid packaging board, logs, lumber and wood chips to Japan;

•	pulp, logs and lumber to other Pacific Rim countries; and

•	pulp and plywood to Europe.
Sales by Geographic Area

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2014 (DOLLAR AMOUNTS IN MILLIONS)
	2015	2014	2013
Sales to unaffiliated customers:
U.S.	$4,819	$4,889	$4,761
Japan	612	682	758
China	397	477	453
Canada	353	424	418
Europe	308	328	298
South America	82	87	80
Other foreign countries	511	516	486
Total	$7,082	$7,403	$7,254
Export sales from the U.S.:
Japan	$558	$620	$676
China	333	416	411
Other	828	856	804
Total	$1,719	$1,892	$1,891
LONG-LIVED ASSETS
Our long-lived assets — used in the generation of revenues in the different geographical areas — are nearly all in the U.S. and Canada. Our long-lived assets include:

•	goodwill,

•	timber and timberlands and

•	property and equipment, including construction in progress.
Long-Lived Assets by Geographic Area

DOLLAR AMOUNTS IN MILLIONS
	December 31, 2015	December 31, 2014	December 31, 2013
Long-lived assets:
U.S.(1)	$8,187	$8,069	$8,116
Canada	460	579	652
Other foreign countries	654	676	670
Total	$9,301	$9,324	$9,438
(1) Includes assets of discontinued operations in 2013.

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 105

NOTE 22: SELECTED QUARTERLY FINANCIAL INFORMATION (unaudited)
Quarterly financial data provides a review of our results and performance throughout the year. Our earnings per share for the full year do not always equal the sum of the four quarterly earnings-per share amounts because of common share activity during the year.
Key Quarterly Financial Data for the Last Two Years

DOLLAR AMOUNTS IN MILLIONS EXCEPT PER-SHARE FIGURES
	First Quarter	Second Quarter	Third Quarter(1)	Fourth Quarter	Full Year
2015:
Net sales	$1,721	$1,807	$1,820	$1,734	$7,082
Operating income	$200	$243	$259	$217	$919
Earnings from continuing operations before income taxes	$120	$157	$175	$51	$503
Net earnings	$101	$144	$191	$70	$506
Net earnings attributable to Weyerhaeuser common shareholders	$90	$133	$180	$59	$462
Basic net earnings per share attributable to Weyerhaeuser common shareholders	$0.17	$0.26	$0.35	$0.11	$0.89
Diluted net earnings per share attributable to Weyerhaeuser common shareholders	$0.17	$0.26	$0.35	$0.11	$0.89
Dividends paid per share	$0.29	$0.29	$0.31	$0.31	$1.20
Market prices - high/low	$37.04 - $32.74	$33.19 - $31.06	$32.34 - $26.76	$32.72 - $26.73	$37.04 - $26.73
2014:
Net sales	$1,736	$1,964	$1,915	$1,788	$7,403
Operating income	$308	$400	$318	$294	$1,320
Earnings from continuing operations before income taxes	$234	$328	$237	$214	$1,013
Net earnings	$194	$291	$1,164	$177	$1,826
Net earnings attributable to Weyerhaeuser common shareholders	$183	$280	$1,153	$166	$1,782
Basic net earnings per share attributable to Weyerhaeuser common shareholders	$0.31	$0.48	$2.17	$0.32	$3.20
Diluted net earnings per share attributable to Weyerhaeuser common shareholders	$0.31	$0.47	$2.15	$0.31	$3.18
Dividends paid per share	$0.22	$0.22	$0.29	$0.29	$1.02
Market prices - high/low	$31.59 - $28.63	$33.26 - $27.48	$34.60 - $31.09	$36.88 - $31.61	$36.88 - $27.48
(1) Third Quarter 2014 includes a $972 million net gain on the Real Estate Divestiture recognized in 2014. See Note 3: Discontinued Operations for more information.

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 106

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting as is defined in the Securities and Exchange Act of 1934 rules. Management, under our supervision, conducted an evaluation of the effectiveness of the company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), management concluded that the company’s internal control over financial reporting was effective as of December 31, 2015. The effectiveness of the company’s internal control over financial reporting as of December 31, 2015, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 107

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Weyerhaeuser Company:
We have audited Weyerhaeuser Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) . Weyerhaeuser Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Weyerhaeuser Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Weyerhaeuser Company and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2015, and our report dated February 17, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Seattle, Washington
February 17, 2016

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 108

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
A list of our executive officers and biographical information are found in the Our Business — Executive Officers of the Registrant section of this report. Information with respect to directors of the company and other governance matters, as required by this item is included in the Notice of the 2016 Annual Meeting and Proxy Statement for the company’s Annual Meeting of Shareholders to be held May 20, 2016 under the headings “Nominees for Election,” “Board of Directors and Committee Information,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Potential Payment upon Termination or Change in Control — Change in Control,” and “ — Severance,” and is incorporated herein by reference.

EXECUTIVE AND DIRECTOR COMPENSATION
Information with respect to executive and director compensation contained in the Notice of the 2016 Annual Meeting and Proxy Statement for the company’s Annual Meeting of Shareholders to be held May 20, 2016, under the headings “Board of Directors and Committee Information — Directors’ Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested in Fiscal 2015,” “Pension Benefits,” “Nonqualified Deferred Compensation,” and “Potential Payments Upon Termination or Change of Control” is incorporated herein by reference.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners and management contained in the Notice of the 2016 Annual Meeting and Proxy Statement for the company’s Annual Meeting of Shareholders to be held May 20, 2016 under the heading “Beneficial Ownership of Common Shares” is incorporated herein by reference.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information with regard to certain relationships and related transactions contained in the Notice of the 2016 Annual Meeting and Proxy Statement for the company’s Annual Meeting of Shareholders to be held May 20, 2016 under the headings “Review, Approval or Ratification of Transactions with Related Persons” and “Board of Directors and Committee Information” is incorporated herein by reference.

PRINCIPAL ACCOUNTING FEES AND SERVICES
Information with respect to principal accounting fees and services in the Notice of the 2016 Annual Meeting and Proxy Statement for the company’s Annual Meeting of Shareholders to be held May 20, 2016 under the heading “Ratification of Selection of Independent Registered Public Accounting Firm” is incorporated herein by reference.

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 109

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
Transaction Agreement, dated as of November 3, 2013, among Weyerhaeuser Company, Weyerhaeuser Real Estate Company, TRI Pointe Homes, Inc. and Topaz Acquisition, Inc. (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission November 4, 2013 — Commission File Number 1-4825)

(c)
Agreement and Plan of Merger, dated as of November 6, 2015, between Weyerhaeuser Company and Plum Creek Timber Company, Inc. (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission November 9, 2015 - Commission File Number 1-4825)

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

10	—	Material Contracts
		(a)	Form of Executive Change of Control Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission February 13, 2015 — Commission File Number 1-4825) *
		(b)	Form of Executive Severance Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission March 9, 2015 — Commission File Number 1-4825) *
		(c)	Weyerhaeuser Company 2013 Long-Term Incentive Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission February 19, 2013 — Commission File Number 1-4825) *
(d)
Form of Weyerhaeuser Company 2013 Long-Term Incentive Plan Stock Option Award Terms and Conditions (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission April 16, 2013 — Commission File Number 1-4825) *

(e)
Form of Weyerhaeuser Company 2013 Long-Term Incentive Plan Performance Share Unit Award Terms and Conditions (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission April 16, 2013 — Commission File Number 1-4825) *

(f)
Form of Weyerhaeuser Company 2013 Long-Term Incentive Plan Performance Share Unit Award Terms and Conditions (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission
December 22, 2014 — Commission File Number 1-4825) *

(g)
Form of Weyerhaeuser Company 2013 Long Term Incentive Plan Performance Share Unit Award Terms and Conditions (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission January 22, 2016 — Commission File Number 1-4825) *

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 110

(h)
Form of Weyerhaeuser Company 2013 Long-Term Incentive Plan Restricted Stock Unit Award 2013 Terms and Conditions (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission April 16, 2013 — Commission File Number 1-4825) *

(i)
Form of Weyerhaeuser Company 2013 Long-Term Incentive Plan Restricted Stock Unit Award Terms and Conditions (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission January 22, 2016 - Commission File Number 1-4825) *

(j)
Form of Weyerhaeuser Company 2004 Long-Term Incentive Plan Stock Option Award 2013 Terms and Conditions (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission February 11, 2013 — Commission File Number 1-4825) *

(k)
Form of Weyerhaeuser Company 2004 Long-Term Incentive Plan Performance Share Award 2013 Terms and Conditions (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission February 11, 2013 — Commission File Number 1-4825) *

(l)
Form of Weyerhaeuser Company 2004 Long-Term Incentive Plan Restricted Stock Award 2013 Terms and Conditions (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission February 11, 2013 — Commission File Number 1-4825) *

(m)
Weyerhaeuser Company Annual Incentive Plan for Salaried Employees (Amended and Restated Effective January 1, 2015) (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission December 22, 2014 — Commission File Number 1-4825) *

(n) Weyerhaeuser Company 2015 Deferred Compensation Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission December 22, 2014 — Commission File Number 1-4825) *
(o)
Weyerhaeuser Company Salaried Employees Supplemental Retirement Plan (incorporated by reference to 2004 Form 10-K filed with the Securities and Exchange Commission January 27, 2009 — Commission File Number 1-4825) *

(p) 2016 Fee Deferral Plan for Directors of Weyerhaeuser Company (Amended and Restated Effective January 1, 2016) *
(q) Form of Weyerhaeuser Company 2013 Long-Term Incentive Plan Restricted Stock Unit Award for Directors Grant Notice and Terms and Conditions *
(r)
Revolving Credit Facility Agreement among Weyerhaeuser Company, Weyerhaeuser Real Estate Company, JP Morgan Chase Bank, N.A. as administrative agent, Citibank, N.A., as syndication agent, CoBank, ACB, PNC Bank, National Association, The Bank of Tokyo-Mitsubishi UFJ, Ltd, and Wells Fargo Bank, N.A., as documentation agents, and the lenders, swing-line banks and initial fronting banks named therein (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission September 12, 2013 — Commission File Number 1-4825)

(s)
Credit Agreement among Weyerhaeuser Company, CoBank, ACB as administrative agent, and the lenders party thereto (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission September 16, 2013 — Commission File Number 1-4825)

(t)
Form of Tax Sharing Agreement to be entered into by and among Weyerhaeuser Company, Weyerhaeuser Real Estate Company and TRI Pointe Homes, Inc. (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission November 4, 2013 — Commission File Number 1-4825)

(u)
First Amendment to Tax Sharing Agreement dated as of July 7, 2015 by and among Weyerhaeuser Company, TRI Pointe Holdings, Inc. (f/k/a Weyerhaeuser Real Estate Company) and TRI Pointe Homes, Inc. (incorporated by reference to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission July 31, 2015)

(v) Executive Employment Agreement with Doyle R. Simons dated February 17, 2016 *
(w) Retention Agreement with Catherine I. Slater dated effective November 4, 2015 *
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

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 111

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized February 17, 2016.

WEYERHAEUSER COMPANY

/s/ DOYLE R. SIMONS
Doyle R. Simons
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated February 17, 2016.

/s/ DOYLE R. SIMONS	/s/ JOHN I. KIECKHEFER
Doyle R. Simons Principal Executive Officer and Director	John I. Kieckhefer Director

/s/ PATRICIA M. BEDIENT	/s/ WAYNE W. MURDY
Patricia M. Bedient Principal Financial Officer	Wayne W. Murdy Director

/s/ JEANNE M. HILLMAN	/s/ NICOLE W. PIASECKI
Jeanne M. Hillman Principal Accounting Officer	Nicole W. Piasecki Director

/s/ DAVID P. BOZEMAN	/s/ D. MICHAEL STEUERT
David P. Bozeman Director	D. Michael Steuert Director

/s/ DEBRA A. CAFARO	/s/ KIM WILLIAMS
Debra A. Cafaro Director	Kim Williams Director

/s/ MARK A. EMMERT	/s/ CHARLES R. WILLIAMSON
Mark A. Emmert Director	Charles R. Williamson Chairman of the Board and Director

 WEYERHAEUSER COMPANY > 2015 ANNUAL REPORT AND FORM 10-K 112