Form 10-Q
period 2016-03-31
WEYERHAEUSER CO
filed 2016-05-06
CIK 106535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
  __________________________________________________
FORM 10-Q
  __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
As of April 29, 2016, 747,073,616 shares of the registrant’s common stock ($1.25 par value) were outstanding.

FINANCIAL INFORMATION

WEYERHAEUSER COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	MARCH 2016	MARCH 2015
Net sales	$1,835	$1,727
Cost of products sold	1,475	1,385
Gross margin	360	342
Selling expenses	27	28
General and administrative expenses	85	74
Research and development expenses	6	5
Charges for integration and restructuring, closures and asset impairments (Note 15)	117	14
Other operating costs (income), net (Note 16)	(61)	21
Operating income	186	200
Equity earnings (loss) from joint ventures (Note 6)	3	(6)
Interest income and other	9	9
Interest expense, net of capitalized interest	(97)	(83)
Earnings before income taxes	101	120
Income taxes (Note 17)	(20)	(19)
Net earnings	81	101
Dividends on preference shares	(11)	(11)
Net earnings attributable to Weyerhaeuser common shareholders	$70	$90
Earnings per share attributable to Weyerhaeuser common shareholders, basic and diluted (Note 4)	$0.11	$0.17
Dividends paid per share	$0.31	$0.29
Weighted average shares outstanding (in thousands) (Note 4):
Basic	632,004	523,426
Diluted	634,872	527,423
See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2016	MARCH 2015
Net earnings	$81	$101
Other comprehensive income (loss):
Foreign currency translation adjustments	41	(47)
Actuarial gains, net of tax expense of $8 and $26	10	62
Prior service costs, net of tax expense of $1 and $0	(2)	(2)
Unrealized gains on available-for-sale securities	—	1
Total other comprehensive income	49	14
Comprehensive income	$130	$115
See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2016	DECEMBER 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$415	$1,012
Receivables, less allowances of $4 and $3	578	487
Receivables for taxes	25	30
Inventories (Note 5)	677	568
Prepaid expenses and other current assets	135	77
Total current assets	1,830	2,174
Property and equipment, less accumulated depreciation of $6,371 and $6,294	2,763	2,572
Construction in progress	223	195
Timber and timberlands at cost, less depletion charged to disposals	14,548	6,480
Minerals and mineral rights, net	325	14
Investments in and advances to joint ventures (Note 6)	1,011	74
Goodwill	40	40
Deferred tax assets	15	4
Other assets	409	302
Restricted financial investments held by variable interest entities	615	615
Total assets	$21,779	$12,470
LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$4	$4
Accounts payable	385	326
Accrued liabilities (Note 9)	595	545
Total current liabilities	984	875
Note payable to Timberland Venture (Note 10)	835	—
Long-term debt (Note 10)	7,803	4,875
Long-term debt (nonrecourse to the company) held by variable interest entities	511	511
Deferred income taxes	71	86
Deferred pension and other postretirement benefits	983	987
Other liabilities	311	267
Total liabilities	11,498	7,601
Commitments and contingencies (Note 12)

Equity:
Mandatory convertible preference shares, series A: $1.00 par value; $50.00 liquidation; authorized 40,000,000 shares; issued and outstanding: 13,799,711 and 13,799,711 shares	14	14
Common shares: $1.25 par value; authorized 1,360,000,000 shares; issued and outstanding: 759,044,221 and 510,483,285 shares	948	638
Other capital	9,305	4,080
Retained earnings	1,177	1,349
Cumulative other comprehensive loss (Note 13)	(1,163)	(1,212)
Total equity	10,281	4,869
Total liabilities and equity	$21,779	$12,470
See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS(UNAUDITED)

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2016	MARCH 2015
Cash flows from operations:
Net earnings	$81	$101
Noncash charges (credits) to earnings:
Depreciation, depletion and amortization	142	123
Basis of real estate sold	17	10
Deferred income taxes, net	18	13
Pension and other postretirement benefits (Note 7)	4	10
Share-based compensation expense	24	8
Charges for impairment of assets	—	13
Equity (earnings) loss from joint ventures (Note 6)	(3)	6
Net gains on dispositions of assets and operations	(41)	(16)
Foreign exchange transaction losses (Note 16)	(13)	29
Change in:
Receivables less allowances	(47)	(16)
Receivable for taxes	10	2
Inventories	(43)	(57)
Prepaid expenses	(1)	(11)
Accounts payable and accrued liabilities	(70)	(91)
Pension and postretirement contributions (Note 7)	(17)	(20)
Distributions from joint ventures	5	—
Other	(19)	(17)
Net cash from operations	47	87
Cash flows from investing activities:
Capital expenditures for property and equipment	(57)	(71)
Capital expenditures for timberlands reforestation	(16)	(18)
Acquisition of timberlands	(6)	(32)
Proceeds from sale of assets	70	2
Distributions from joint ventures	24	—
Cash and cash equivalents acquired in Plum Creek merger (Note 3)	9	—
Cash from (used in) investing activities	24	(119)
Cash flows from financing activities:
Net proceeds from issuance of debt (Note 10)	1,098	—
Payments on debt (Note 10)	(720)	—
Cash dividends on common shares	(241)	(152)
Repurchase of common stock (Note 4)	(798)	(253)
Other	(7)	15
Cash from financing activities	(668)	(390)

Net change in cash and cash equivalents	(597)	(422)
Cash and cash equivalents at beginning of period	1,012	1,580
Cash and cash equivalents at end of period	$415	$1,158

Cash paid (received) during the period for:
Interest, net of amount capitalized of $2 and $1	$125	$114
Income taxes	$(13)	$1

Noncash investing and financing activities:
Equity issued as consideration for our merger with Plum Creek (Note 3)	$6,383	$—
See accompanying Notes to Consolidated Financial Statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTERS ENDED MARCH 31, 2016 AND 2015

NOTE 1: BASIS OF PRESENTATION

We are a corporation that has elected to be taxed as a real estate investment trust (REIT). We expect to derive most of our REIT income from investments in timberlands, including the sale of standing timber. As a REIT, we generally are not subject to federal corporate level income taxes on REIT taxable income that is distributed to shareholders. We are required to pay corporate income taxes on earnings of our Taxable REIT Subsidiary (TRS), which includes our manufacturing businesses and the portion of our Timberlands and Real Estate and Energy & Natural Resources (Real Estate & ENR) segments' income included in the TRS.

Our consolidated financial statements provide an overall view of our results and financial condition. They include our accounts and the accounts of entities we control, including:

•	majority-owned domestic and foreign subsidiaries,

•	the results of Plum Creek Timber Company, Inc. (Plum Creek) for the period from February 19, 2016 (the merger date) to March 31, 2016 (see Note 3: Merger with Plum Creek), and

•	variable interest entities in which we are the primary beneficiary.

They do not include our intercompany transactions and accounts, which are eliminated.

We account for investments in and advances to unconsolidated equity affiliates using the equity method, with taxes provided on undistributed earnings. This means that we record earnings and accrue taxes in the period earnings are recognized by our unconsolidated equity affiliates.

Throughout these Notes to Consolidated Financial Statements, unless specified otherwise, references to “Weyerhaeuser,” “we,” "the company" and “our” refer to the consolidated company.

The accompanying unaudited Consolidated Financial Statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Except as otherwise disclosed in these Notes to Consolidated Financial Statements, such adjustments are of a normal, recurring nature. The Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements; certain disclosures normally provided in accordance with accounting principles generally accepted in the United States have been omitted. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015. Results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the full year.

RECLASSIFICATIONS

We have reclassified certain balances and results from the prior year to be consistent with our 2016 reporting. This makes year-to-year comparisons easier. Our reclassifications had no effect on consolidated net earnings or equity.

As a result of the merger, we have revised our business segments. Results for fiscal periods prior to first quarter 2016 have been revised to conform to the new segments. Note 2: Business Segments provides information about our revised business segments.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, a comprehensive new revenue recognition model that requires an entity to recognize revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date for an additional year. In March 2016, FASB issued ASU 2016-08, which does not change the core principle of the guidance; however, it does clarify the implementation guidance on principal versus agent considerations. We plan to adopt these accounting standard updates on January 1, 2018 and may use either the retrospective or cumulative effect transition method. We are evaluating the impact on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor determined the effect of the standard to our ongoing financial reporting.

In April 2015, FASB issued ASU 2015-03, which amends the presentation of debt issuance costs on the consolidated balance sheet. Under the new guidance, debt issuance costs are presented as a direct deduction from the carrying amount of the debt liability rather than as an asset. The new guidance is effective retrospectively for fiscal periods beginning after December 15, 2015. We adopted on January 1, 2016 and have reclassified balances of debt issuance costs accordingly in our consolidated balance sheet and in related disclosures for all periods presented.

In May 2015, FASB issued ASU 2015-07, which clarifies the presentation within the fair value hierarchy of certain investments held within our pension plan. The new guidance is effective retrospectively for fiscal periods starting after December 15, 2015. This new guidance removes the requirement to categorize within the fair value hierarchy investments for which fair value is measured using the net asset value per share as a practical expedient and, instead, permits separate disclosure. Upon adoption these investments are presented separately from the fair value hierarchy and reconciled to total investments in our consolidated financial statements and related disclosures. We adopted on January 1, 2016.

In July 2015, FASB issued ASU 2015-11, which simplifies the measurement of inventories valued under most methods, including our inventories valued under FIFO – the first-in, first-out – and moving average cost methods. Inventories valued under LIFO – the last-in, first-out method – are excluded. Under this new guidance, inventories valued under these methods would be valued at the lower of cost or net realizable value, with net realizable value defined as the estimated selling price less reasonable costs to sell the inventory. The new guidance is effective prospectively for fiscal periods starting after December 15, 2016 and early adoption is permitted. We expect to adopt on January 1, 2017 and are evaluating the impact on our consolidated financial statements and related disclosures.

In September 2015, FASB issued ASU 2015-16, which results in the ability to recognize, in current period earnings, any changes in provisional amounts during the measurement period after the closing of an acquisition, instead of restating prior periods for these changes. We adopted on January 1, 2016. We expect it to impact our consolidated financial statements and disclosures related to accounting for our merger with Plum Creek in future interim periods, in the event that measurement period adjustments are recorded.

In February 2016, FASB issued ASU 2016-02, which requires lessees to recognize assets and liabilities for the rights and obligations created by those leases and requires both capital and operating leases to be recognized on the balance sheet. The new guidance is effective for fiscal years beginning after December 15, 2018 and early adoption is permitted. We expect to adopt on January 1, 2019 and are evaluating the impact on our consolidated financial statements and related disclosures.

In March 2016, FASB issued ASU 2016-09, which simplifies several aspects of accounting for share-based payment transactions, including income tax consequences, award classification, cash flows reporting, and forfeiture rate application. Specifically, the update requires all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement with a cumulative-effect adjustment to equity as of the beginning of the period of adoption. The update allows excess tax benefits to be classified along with other income tax cash flows as operating activity on the statement of cash flows. When accruing compensation cost, an entity can make an entity-wide accounting policy election to either estimate the number of awards expected to vest or to account for forfeitures as they occur with a cumulative-effect adjustment to equity as of the beginning of the period of adoption. The update requires cash paid by an employer when directly withholding shares for tax-withholding purposes to be classified as a financing activity on the statement of cash flows, applied retrospectively. This guidance is effective for fiscal years beginning after December 15, 2016. As permitted, we elected to adopt early, and applied the different aspects as prescribed by the standard effective January 1, 2016. The adoption of this guidance represents a change in accounting policy and did not have a material impact on our consolidated financial statements. Shares withheld by the employer for tax-withholding purposes for the first quarter of 2015 of $10 million were retrospectively reclassified from an operating activity to a financing activity in the statement of cash flows.

NOTE 2: BUSINESS SEGMENTS

Reportable business segments are determined based on the company’s management approach. The management approach, as defined by FASB ASC 280, “Segment Reporting,” is based on the way the chief operating decision maker organizes the segments within a company for making decisions about resources to be allocated and assessing their performance.

During the first quarter of fiscal year 2016, the company’s chief operating decision maker changed the information regularly reviewed for making decisions to allocate resources and assess performance. As a result, beginning in fiscal year 2016, the company will report its financial performance based on four reportable business segments: Timberlands, Real Estate & ENR, Wood Products, and Cellulose Fibers. Prior to revising our segment structure, activities related to the Real Estate & ENR business segment were reported as part of the Timberlands business segment. All prior period amounts have been reclassified throughout the consolidated financial statements and disclosures to conform to the new segment structure.

We are principally engaged in growing and harvesting timber, manufacturing, distributing, and selling products made from trees, as well as maximizing the value of every acre we own through the sale of higher and better use (HBU) properties and monetizing reserves of minerals, oil, gas, coal, and other natural resources on our timberlands. The following is a brief description of each of our reportable business segments and activities:

•	Timberlands – which includes logs, timber, and our Uruguay operations;

•
Real Estate & ENR – which includes equity interests in our Real Estate Development Ventures (as defined and described in Note 6: Equity Method Investments), sales of HBU and non-core timberlands, minerals, oil, gas, coal and other natural resources;

•	Wood Products – which includes softwood lumber, engineered wood products, oriented strand board, plywood, medium density fiberboard and building materials distribution; and

•	Cellulose Fibers – which includes pulp, liquid packaging board and an equity interest in our newsprint and publishing papers venture.

On November 8, 2015, Weyerhaeuser announced that the board authorized the exploration of strategic alternatives for its Cellulose Fibers business segment. The Board indicated that it intended to consider a broad range of alternatives including, but not limited to, continuing to hold and operate the business or a sale or spin-off of the business. On May 1, 2016, we entered into a transaction agreement to sell our Cellulose Fibers pulp mills to International Paper for $2.2 billion in cash. The deal includes five pulp mills and two modified fiber mills. The transaction with International Paper does not include our liquid packaging board facility or newsprint and publishing papers venture. The Company’s review of those assets is ongoing.

As of March 31, 2016, the assets and liabilities of the Cellulose Fibers business, including those related to the pulp mills, had not met the criteria to be classified as held for sale under the requirements of ASC Topic 360, primarily because the board of directors was still considering a variety of strategic alternatives at that time. Accordingly, the results from these operations are classified as continuing operations in our Consolidated Statement of Operations for the period ended March 31, 2016.

We expect the transaction with International Paper to close in fourth quarter 2016.

An analysis and reconciliation of our business segment information to the respective information in the Consolidated Statements of Operations is as follows:

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2016	MARCH 2015
Sales to unaffiliated customers:
Timberlands	$387	$323
Real Estate & ENR	39	34
Wood Products	979	923
Cellulose Fibers	430	447
	1,835	1,727
Intersegment sales:
Timberlands	222	228
Wood Products	22	19
	244	247
Total sales	2,079	1,974
Intersegment eliminations	(244)	(247)
Total	$1,835	$1,727
Net contribution to earnings:
Timberlands	$129	$139
Real Estate & ENR(1)	15	23
Wood Products	87	62
Cellulose Fibers(2)	28	33
	259	257
Unallocated items(3)	(61)	(54)
Net contribution to earnings	198	203
Interest expense, net of capitalized interest	(97)	(83)
Earnings before income taxes	101	120
Income taxes	(20)	(19)
Net earnings	81	101
Dividends on preference shares	(11)	(11)
Net earnings attributable to Weyerhaeuser common shareholders	$70	$90

(1)	The Real Estate & ENR segment includes the equity earnings from and investments in and advances to our Real Estate Development Ventures, which are accounted for under the equity method.

(2)	The Cellulose Fibers segment includes the equity earnings from and investments in and advances to our newsprint and publishing papers venture, which is accounted for under the equity method.

(3)
Unallocated items are gains or charges not related to or allocated to an individual operating segment. They include a portion of items such as: share-based compensation, pension and postretirement costs, foreign exchange transaction gains and losses associated with financing, equity earnings from our Timberland Venture (as defined and described in Note 6: Equity Method Investments), the elimination of intersegment profit in inventory and the LIFO reserve.

A reconciliation of our business segment total assets to total assets in the Consolidated Balance Sheet is as follows:

DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2016	DECEMBER 31, 2015
Total Assets:
Timberlands and Real Estate & ENR(1)	$15,447	$7,260
Wood Products	1,838	1,541
Cellulose Fibers	1,980	1,984
Unallocated items	2,514	1,685
Total	$21,779	$12,470

(1)	Assets attributable to the Real Estate & ENR business segment are combined with total assets for the Timberlands segment because we do not produce separate balance sheets internally.

NOTE 3: MERGER WITH PLUM CREEK

On February 19, 2016, we merged with Plum Creek Timber Company, Inc. (Plum Creek). Plum Creek was a REIT that primarily owned and managed timberlands in the United States. Plum Creek also produced wood products, developed opportunities for mineral and other natural resource extraction, and sold real estate properties. The merger combined the two industry leaders. The breadth and diversity of our combined timberlands, real estate, energy and natural resources assets, and wood products operations position Weyerhaeuser to capitalize on the improving housing market and to continue to capture higher and better use land values across the combined portfolio.

Under the merger agreement, each issued and outstanding share of Plum Creek common stock was exchanged for 1.60 Weyerhaeuser common shares, with cash paid in lieu of any fractional shares. Upon consummation of the merger, all outstanding Plum Creek stock options (all fully vested as of the merger date) and restricted stock units were converted into Weyerhaeuser stock options and restricted stock units, after giving effect to the 1.60 exchange ratio. Because the Plum Creek stock options are fully vested and relate to services rendered to Plum Creek prior to the merger, the replacement stock options are also fully vested and their fair value is included in the consideration transferred. Replacement restricted stock units relate to services to be performed post-merger and therefore are not included in consideration transferred. See additional details about replacement share-based payment awards in Note 14: Share-based Compensation.

The following table summarizes the total consideration transferred in the merger:

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES
Number of Plum Creek common shares outstanding(1)	174,307,267
Exchange ratio per the merger agreement	1.60
Weyerhaeuser shares issued in exchange for Plum Creek equity(2)	278,901,479
Price per Weyerhaeuser common share(3)	$22.87
Aggregate value of Weyerhaeuser common stock issued		$6,378
Fair value of stock options(4)		5
Estimated consideration transferred		$6,383

(1)	The number of shares of Plum Creek common stock issued and outstanding as of February 19, 2016.

(2)	Total shares issued net of partial shares settled in cash.

(3)	The closing price of Weyerhaeuser common stock on the NYSE on February 19, 2016.

(4)	The estimated fair value of Plum Creek stock options for pre-merger services rendered.

The company recognized approximately $110 million and $14 million of merger-related costs that were expensed during the first quarter of 2016 and the full year of 2015, respectively. See Note 15: Charges for Integration and Restructuring, Closures, and Asset Impairments for descriptions of the components of merger-related costs. These costs are included in "Charges for integration and restructuring, closures and asset impairments" in our Consolidated Statement of Operations.

The amount of revenue and loss before income taxes from acquired Plum Creek operations included in our Consolidated Statement of Operations from the merger date to March 31, 2016 are as follows:

DOLLAR AMOUNTS IN MILLIONS	MARCH 2016
Net sales	$126
Loss before income taxes	$31

Summarized unaudited pro forma information that presents combined amounts as if this merger occurred at the beginning of 2015 is as follows:

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	MARCH 2016	MARCH 2015
Net sales	$1,991	$2,125
Net earnings attributable to Weyerhaeuser common shareholders	$164	$103
Basic earnings per share attributable to Weyerhaeuser common shareholders	$0.21	$0.13
Diluted earnings per share attributable to Weyerhaeuser common shareholders	$0.21	$0.13

Pro forma net earnings attributable to Weyerhaeuser common shareholders excludes $131 million non-recurring merger-related costs (net of tax) incurred in the first quarter of 2016. No non-recurring merger-related costs were incurred during the first quarter of 2015. Pro forma data may not be indicative of the results that would have been obtained had these events occurred at the beginning of the periods presented, nor is it intended to be a projection of future results.

Weyerhaeuser has accounted for the merger transaction as the acquirer and has applied the acquisition method of accounting. Under the acquisition method, the assets acquired and liabilities assumed by Weyerhaeuser from Plum Creek were recorded as of the date of the acquisition at their respective estimated fair values.

Our March 31, 2016 consolidated balance sheet includes the assets and liabilities of Plum Creek, which have been measured at fair value as of the merger date. The fair values of the assets acquired and liabilities assumed were preliminarily determined using the income, cost and market approaches. The fair value measurements were generally based on significant inputs that are not observable in the market and thus represent Level 3 measurements as defined in ASC 820, Fair Value Measurement, with the exception of certain long-term debt instruments assumed in the acquisition that can be valued using observable market inputs and are therefore Level 2 measurements. The income approach was primarily used to value acquired timberlands, minerals and mineral rights, equity investments in the Timberland Venture and Real Estate Development Ventures, and the note payable to the Timberland Venture. The income approach estimates fair value for an asset based on the present value of cash flow projected to be generated by the asset. Projected cash flows are discounted at rates of return that reflect the relative risk of achieving the cash flows and the time value of money. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used, as appropriate, for property and equipment. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the property, less an allowance for loss in value due to depreciation. The market approach was primarily used to value higher and better use real estate tracts included within acquired timberlands, certain land and building assets included within acquired property and equipment, and long-term debt instruments. The market approach estimates fair value for an asset based on values of recent comparable transactions.

Preliminary estimated fair values of identifiable assets acquired and liabilities assumed as of the acquisition date are as follows:

DOLLAR AMOUNTS IN MILLIONS	FEBRUARY 19, 2016
Current assets	$128
Timber and timberlands	8,124
Minerals and mineral rights	312
Property and equipment	272
Equity investment in Timberland Venture	876
Equity investment in Real Estate Development Ventures	88
Other assets	163
Total assets acquired	$9,963

Current liabilities	$610
Long-term debt	2,056
Note Payable to Timberland Venture	837
Other liabilities	77
Total liabilities assumed	$3,580

Net assets acquired	$6,383

These estimated fair values are preliminary in nature and subject to adjustments, which could be material. We have not identified any material unrecorded pre-merger contingencies where the related asset, liability or impairment is probable and the amount can be reasonably estimated. We are currently in the process of finalizing our valuations related to the following:

•	timber and timberlands,

•	minerals and mineral rights,

•	property and equipment,

•	acquired equity method investments, and

•	other contractual rights and obligations.
Our valuations will be finalized when certain information arranged to be obtained has been received and our review of that information has been completed. Prior to the finalization of the purchase price allocation, if information becomes available that would indicate it is probable that such events had occurred and the amounts can be reasonably estimated, such items will be included in the final purchase price allocation.

NOTE 4: NET EARNINGS PER SHARE AND SHARE REPURCHASES

NET EARNINGS PER SHARE

Our basic and diluted earnings per share attributable to Weyerhaeuser shareholders were:

•	$0.11 during first quarter 2016; and

•	$0.17 during first quarter 2015.

Basic earnings per share is net earnings available to common shareholders divided by the weighted average number of our outstanding common shares, including stock equivalent units where there is no circumstance under which those shares would not be issued.

Diluted earnings per share is net earnings available to common shareholders divided by the sum of the weighted average number of our outstanding common shares and the effect of our outstanding dilutive potential common shares:

	QUARTER ENDED
SHARES IN THOUSANDS	MARCH 2016	MARCH 2015
Weighted average number of outstanding common shares – basic	632,004	523,426
Dilutive potential common shares:
Stock options	2,060	2,962
Restricted stock units	409	415
Performance share units	399	620
Preference shares	—	—
Total effect of outstanding dilutive potential common shares	2,868	3,997
Weighted average number of outstanding common shares – dilutive	634,872	527,423
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

Preference shares are evaluated for participation on a quarterly basis to determine whether two-class presentation is required. Preference shares are considered to be participating as of the financial reporting period end to the extent they would participate in dividends paid to common shareholders. Preference shares are not considered participating for the quarter ended March 31, 2016. Under the provisions of the two-class method, basic and diluted earnings per share would be presented for both preference and common shareholders.

Potential Shares Not Included in the Computation of Diluted Earnings per Share

The following shares were not included in the computation of diluted earnings per share because they were either antidilutive or the required performance or market conditions were not met. Some or all of these shares may be dilutive potential common shares in future periods.

	QUARTER ENDED
SHARES IN THOUSANDS	MARCH 2016	MARCH 2015
Stock options	6,215	1,128
Performance share units	534	358
Preference shares	25,307	24,988

STOCK REPURCHASE PROGRAM

During first quarter 2016, we repurchased 31,367,541 shares of common stock for $863 million (including transaction fees) under the 2016 Share Repurchase Authorization. The 2016 Share Repurchase Authorization was approved in November 2015 by our Board of Directors and authorized management to repurchase up to $2.5 billion of outstanding shares subsequent to the closing of our merger with Plum Creek. This new authorization replaced the August 2015 share repurchase authorization. Transaction fees incurred for repurchases are not counted as use of funds authorized for repurchases under the 2016 Share Repurchase Authorization. All common stock purchases under the stock repurchase program were made in open-market transactions. As of March 31, 2016, we had remaining authorization of $1,638 million for future stock repurchases.

We record share repurchases upon trade date as opposed to the settlement date when cash is disbursed. We record a liability to account for repurchases that have not been cash settled. Unsettled repurchases consisted of 2,128,645 shares totaling $66 million as of March 31, 2016. There were no unsettled repurchases as of March 31, 2015, or December 31, 2015.

From April 1, 2016 to April 30, 2016 we repurchased 12,288,096 shares of common stock for $387 million under the 2016 Share Repurchase Authorization. As of April 30, 2016, we had remaining authorization of $1,251 million.

NOTE 5: INVENTORIES

Inventories include raw materials, work-in-process and finished goods.

DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2016	DECEMBER 31, 2015
LIFO Inventories:
Logs and chips	$28	$15
Lumber, plywood and panels	57	48
Pulp and paperboard	109	111
Other products	13	11
FIFO or moving average cost inventories:
Logs and chips	71	38
Lumber, plywood, panels and engineered wood products	94	75
Pulp and paperboard	37	32
Other products	100	90
Materials and supplies	168	148
Total	$677	$568

LIFO – the last-in, first-out method – applies to major inventory products held at our U.S. domestic locations. We began to use the LIFO method for domestic products in the 1940s as required to conform with the tax method elected. Subsequent acquisitions of entities added new products under the FIFO – the first-in, first-out method – or moving average cost methods that have continued under those methods. The FIFO or moving average cost methods applies to the balance of our domestic raw material and product inventories as well as for all material and supply inventories and all foreign inventories. If we used FIFO for all inventories, our stated inventories would have been higher by $123 million as of March 31, 2016 and $124 million as of December 31, 2015.

NOTE 6: EQUITY METHOD INVESTMENTS

We use the equity method to account for our investments in various joint ventures. The following tables summarize the current period equity earnings or loss from and our respective balances of our investments in and advances to each of our joint ventures:

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2016	MARCH 2015
Equity earnings (loss) from joint ventures:
Newsprint and publishing papers venture	$(2)	$(6)
Timberland Venture	5	—
Real Estate Development Ventures	—	—
Total	$3	$(6)

	MARCH 31, 2016	DECEMBER 31, 2015
Investment in and advances to joint ventures:
Newsprint and publishing papers venture	$72	$74
Timberland Venture	852	—
Real Estate Development Ventures	87	—
Total	$1,011	$74

There have been no material changes with respect to our newsprint and publishing papers venture as disclosed in our 2015 Annual Report on Form 10-K.

EQUITY METHOD INVESTMENTS ACQUIRED THROUGH OUR MERGER WITH PLUM CREEK

Through our merger with Plum Creek on February 19, 2016, we acquired equity interests in the Real Estate Development Ventures and the Timberland Venture. Additionally, through the merger Weyerhaeuser assumed the benefits and obligations associated with the formation of Twin Creeks Timber, LLC a timberland joint venture (Twin Creeks Venture). The Twin Creeks Venture was funded with initial capital contributions on April 1, 2016.

Real Estate Development Ventures

WestRock-Charleston Land Partners, LLC (WR-CLP) is a limited liability company which holds 21,000 acres of residential and commercial real estate development properties, currently under development (Class A Properties) and 51,000 acres of high-value development lands (Class B Properties) (referred to collectively as the Real Estate Development Ventures). We have a 3% interest in Class A Properties and a 50% interest in Class B Properties. WestRock Company is the other member of WR-CLP and owns 97% of the Class A Properties and 50% of the Class B Properties. The Company uses the equity method of accounting for both its Class A and Class B interests. Our share of the equity earnings are included in the net contribution to earnings of our Real Estate & ENR segment.

Timberland Venture

We hold a preferred and common interest in Southern Diversified Timber, LLC, a timberland joint venture (Timberland Venture), which includes 100% of the preferred interests and 9% of the common interests. The Timberland Venture’s other member, an affiliate of Campbell Global LLC, holds 91% of the Timberland Venture’s common interests. The activities of the Timberland Venture consist primarily of owning timberlands and entering into cutting contracts with an affiliate of Campbell Global for the selling and harvesting of timber. An affiliate of Campbell Global is the manager of the Timberland Venture. Our investment in and share of the equity earnings of the Timberland Venture is not attributed to one of our business segments, and is reported as an Unallocated Item.

The preferred interest is entitled to a cumulative preferred return equal to 7.875% per annum. No distributions can be made on the common interests until all current period and prior period preferred returns have been paid. Both our preferred and common interests are accounted for based on the equity method of accounting. Equity earnings of the Timberland Venture are first allocated to our preferred interest to the extent of our preferred return, with any excess earnings allocated among the common interests based on ownership percentage. All of the equity earnings will be allocated to our preferred interest in years in which our preferred return equals or exceeds the earnings of the Timberland Venture. To the extent of shortfall in equity earnings (cumulative preferred return in excess of allocated equity earnings), future years’ excess earnings will be allocated to our preferred interest until the cumulative shortfall is eliminated.

The Timberland Venture can be liquidated at any time with the consent of both members. From October 1, 2017 to March 31, 2018 Weyerhaeuser has the sole right to redeem our interest in the Timberland Venture. The other member has a similar redemption right until June 30, 2016. Upon liquidation or redemption, the members’ interests will be adjusted to reflect the fair value of the Timberland Venture’s net assets. The adjustment would first be allocated to our preferred interest to the extent that any accumulated shortfall in net income attributable to our preferred interest exists, but only to the extent that the fair value of the net assets of the Timberland Venture exceed book basis.

Twin Creeks Venture

Prior to our merger, Plum Creek entered into an agreement with third party institutional investors to form the Twin Creeks Venture. Weyerhaeuser assumed the benefits and obligations associated with the Twin Creeks Venture in connection with our merger with Plum Creek. Our initial contribution to the Twin Creeks Venture was made on April 1, 2016. Weyerhaeuser contributed approximately 260,000 acres of timberlands in exchange for a 21% ownership interest and cash of $440 million. The other partners contributed total cash of $440 million for a 79% ownership interest. Our transactions and related activities with Twin Creeks will be reported within our Timberlands business segment.

NOTE 7: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The components of net periodic benefit costs (credits) are:

	PENSION
	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2016	MARCH 2015
Service cost	$13	$15
Interest cost	68	65
Expected return on plan assets	(123)	(118)
Amortization of actuarial loss	38	44
Amortization of prior service cost	1	1
Accelerated pension costs included in Plum Creek merger-related costs (Note 15)	5	—
Total net periodic benefit cost (credit)	$2	$7

	OTHER POSTRETIREMENT BENEFITS
	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2016	MARCH 2015
Interest cost	$2	$3
Amortization of actuarial loss	2	2
Amortization of prior service credit	(2)	(2)
Total net periodic benefit cost	$2	$3

ASSUMED PLANS FROM MERGER WITH PLUM CREEK

Upon our merger with Plum Creek, we assumed one qualified pension plan and two non-qualified pension plans. All active participants in these plans became fully vested and the plans were frozen as of February 19, 2016. The cumulative funded status of the assumed plans as of February 19, 2016 was a net liability of $62 million.

The expected return on assets for the qualified plan assumed is 7 percent. Assets of $47 million related to the non-qualified plans are held in a grantor trust and are subject to the claims of creditors in the event of bankruptcy. As a result, these are not considered plan assets and have not been netted against the non-qualified pension liability. These assets are included in "Other assets" in our Consolidated Balance Sheet.

During the first quarter, we recognized $5 million of pension benefit costs from change in control provisions for certain Plum Creek executives. These enhanced pension benefits were triggered by changes in control and retention decisions made after the completion of the merger (see Note 15: Charges for Integration and Restructuring, Closures and Impairments).

FAIR VALUE OF PENSION PLAN ASSETS AND OBLIGATION

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, the value reported for our pension plan assets at the end of 2015 was estimated. Additional information regarding the year-end values generally becomes available to us during the first half of the following year. We expect to complete the valuation of our pension plan assets during second quarter 2016. The final adjustments could affect net pension periodic benefit cost.

Consistent with accounting for the merger as the acquirer in a business combination (see Note 3: Merger with Plum Creek), pension assets and benefit obligations were remeasured to reflect their fair value as of the date of the acquisition. This included updating asset values, updating discount rates to reflect market conditions as of the date of the merger, and freezing benefit accruals. The fair value of these items as of February 19, 2016 were as follows:

•	$137 million qualified pension plan assets

•	$149 million qualified pension plan projected benefit obligation

•	$50 million non-qualified pension plan projected benefit obligation

EXPECTED CONTRIBUTIONS AND BENEFIT PAYMENTS

In 2016 we expect to:

•	be required to contribute approximately $16 million for our Canadian registered plan;

•	be required to contribute or make benefit payments for our Canadian nonregistered plans of $3 million;

•
make benefit payments of $52 million for our U.S. nonqualified pension plans, including $33 million of benefit payments for plans assumed from Plum Creek to be paid out of assets held in grantor trusts; and

•	make benefit payments of $22 million for our U.S. and Canadian other postretirement plans.

We do not anticipate making a contribution to our U.S. qualified pension plans for 2016.

NOTE 8: VARIABLE INTEREST ENTITIES

See our Annual Report on Form 10-K for the year ended December 31, 2015 for information regarding Weyerhaeuser's special-purpose entities.

As a result of the acquisition of Plum Creek, we acquired interests in certain joint ventures as described in Note 6: Equity Method Investments that are variable interest entities.

REAL ESTATE DEVELOPMENT VENTURES

WestRock-Charleston Land Partners, LLC (WR-CLP) is a variable interest entity. WR-CLP is financed by regular capital calls from the manager of WR-CLP in proportion to a member’s ownership interest. If a member does not make a capital contribution, the member’s ownership interest is diluted. The company has committed to make additional capital calls of up to $29 million during the years 2016 to 2020. The company does not intend to provide any additional sources of financing for WR-CLP.

Weyerhaeuser is not the primary beneficiary of WR-CLP. We consider the activities that most significantly impact the economic performance of WR-CLP to be the day-to-day operating decisions along with the oversight responsibilities for the real estate development projects and properties. WestRock Company (the other equity member) has the power to direct the activities of WR-CLP that most significantly impact its economic performance through its ability to manage the day-to-day operations of WR-CLP. WestRock Company also has the ability to control all management decisions associated with all Class A and Class B Properties through its majority representation on the board of directors for the Class A Properties and due to its equal representation on the board of directors for the Class B Properties.

Our maximum exposure to loss is $87 million, the carrying amount of our investment in WR-CLP at March 31, 2016, plus required future capital contributions we make.

TIMBERLAND VENTURE

The Timberland Venture is a variable interest entity. Aside from quarterly interest payments on the Note Payable to Timberland Venture, the company has not provided financing or other support to the venture. The venture generates sufficient cash from operating activities to finance its operations.

We are not the primary beneficiary of the Timberland Venture. The company does not manage the day-to-day operations of the Timberland Venture, has only limited protective rights and its involvement is generally limited to receiving distributions on its preferred and common interests. We are not the primary beneficiary because we do not direct the activities that most significantly impact the Timberland Venture’s economic performance. We believe that the activities that most significantly impact the Timberland Venture’s economic performance include managing the timberlands along with the timing and extent of the harvesting activities, neither of which we control.

Our maximum exposure to loss is $852 million, the carrying amount of the investment at March 31, 2016. Generally, losses are first allocated among the common interests based on positive capital accounts in which we hold a 9% common interest. Losses would be allocated to our preferred interest only when losses have reduced capital accounts comprising the common interests to zero.

NOTE 9: ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2016	DECEMBER 31, 2015
Wages, salaries and severance pay	$150	$150
Pension and other postretirement benefits	79	44
Vacation pay	52	46
Taxes – Social Security and real and personal property	36	24
Interest	100	104
Customer rebates and volume discounts	34	46
Deferred income	37	52
Other	107	79
Total	$595	$545

NOTE 10: LONG-TERM DEBT AND LINES OF CREDIT

This note provides details about our:

•	long-term debt assumed in the Plum Creek merger and

•	new term loans issued.

LONG-TERM DEBT ASSUMED IN THE PLUM CREEK MERGER

Through our merger with Plum Creek, Weyerhaeuser assumed long-term debt instruments consisting of:

•	two issuances of publicly traded Senior Notes,

•	an Installment Note (defined and described below) and

•	the Note Payable to Timberland Venture (defined and described below).

Concurrent with the merger, Weyerhaeuser repaid in full the outstanding balances of Plum Creek's Revolving Line of Credit and Term Loan using $720 million of cash on hand.

Senior Notes

The assumed Senior Notes are publicly traded and were issued by Plum Creek Timberlands, L.P. (PC Timberlands) and are fully and unconditionally guaranteed by Weyerhaeuser Company as of the acquisition date. See Note 18: Condensed Consolidating Financial Information for issuer and guarantor financial information. There were two separate issuances of Senior Notes: $569 million (principal) of 4.70% notes which matures in 2021 and $325 million (principal) of 3.25% notes which matures in 2023. The Senior Notes are redeemable prior to maturity; however, they are subject to a premium on redemption, which is based upon interest rates of U.S. Treasury securities having similar average maturities.

Through preliminary acquisition accounting the Senior Notes were recognized at estimated fair values of $614 million for the 4.70% notes and $324 million for the 3.25% notes as of the acquisition date. The differences between cash interest payments and the amounts recorded as interest expense at the effective market rates will reduce the carrying values of the notes to the principal amounts at maturity.

Installment Note

We have assumed an installment note (Installment Note) payable to WestRock Land and Development, LLC (WR LD) that was issued in connection with Plum Creek's acquisition of certain timberland assets. The principal balance of the Installment Note is $860 million. Following the issuance, WR LD pledged the installment note to certain banks in the farm credit system. The annual interest rate on the Installment Note is fixed at 5.207%. Interest is paid semi-annually with the principal due upon maturity in December 2023. The term may be extended at the request of the holder if the company at the time of the request intends to refinance all or a portion of the Installment Note for a term of five years or more. The Installment Note is generally not redeemable prior to maturity except in certain limited circumstances and could be subject to a premium on redemption.

The company receives patronage refunds under the Installment Note. Patronage refunds are distributions of profits from banks in the farm credit system, which are cooperatives that are required to distribute profits to their members. Patronage distributions, which are made in either cash or stock, are received in the year after they were earned and are recorded as offsets to interest expense.

Through preliminary acquisition accounting, the Installment Note was recognized at an estimated fair value of $892 million as of the acquisition date. The difference between the cash interest payments and the amount being recorded as interest expense at the effective market rate will reduce the carrying value of the Installment Note to the principal amount at the maturity date.

Note Payable to Timberland Venture

We have assumed a promissory note payable to Timberland Venture (Note Payable to Timberland Venture) that has a principal balance of $783 million. The annual interest rate on the Note Payable to Timberland Venture is fixed at 7.375%. Interest is paid quarterly with the principal due upon maturity. The note matures on October 1, 2018 but may be extended until October 1, 2020 at the election of Weyerhaeuser. The note is not redeemable prior to maturity.

Through preliminary acquisition accounting, the Note Payable to Timberland Venture was recognized at an estimated fair value of $837 million as of the acquisition date. The difference between the cash interest payments and the amount being recorded as interest expense at the effective market rate will reduce the carrying value of the note to the principal amount at the maturity date.

The Timberland Venture is a related party, as described in Note 6: Equity Method Investments.

NEW TERM LOANS ISSUED

During February 2016 and subsequent to completion of the Plum Creek merger, we entered into a $600 million 18-month senior unsecured term loan maturing in August 2017. Borrowings are currently at LIBOR plus 1.05%. As of March 31, 2016 we had $600 million outstanding under this facility.

During March 2016, we entered into a $1.9 billion 18-month senior unsecured term loan maturing in September 2017. Borrowings are currently at LIBOR plus 1.05%. At March 31, 2016, we had $500 million outstanding under this facility.

NOTE 11: FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values and carrying values of our long-term debt consisted of the following:

	MARCH 31, 2016		DECEMBER 31, 2015
DOLLAR AMOUNTS IN MILLIONS	CARRYING VALUE	FAIR VALUE (LEVEL 2)	CARRYING VALUE	FAIR VALUE (LEVEL 2)
Long-term Debt – fixed rate	$6,156	$6,993	$4,326	$5,070
Long-term Debt – variable rate	1,647	1,650	549	550
Note Payable to Timberland Venture	835	843	—	—
Total Debt	$8,638	$9,486	$4,875	$5,620

To estimate the fair value of fixed rate long-term debt, we used the following valuation approaches:

•	market approach – based on quoted market prices we received for the same types and issues of our debt; or

•	income approach – based on the discounted value of the future cash flows using market yields for the same type and comparable issues of debt.

We believe that our variable rate long-term debt instruments have net carrying values that approximate their fair values with only insignificant differences.

The fair value of the Note Payable to Timberland Venture is estimated using a market approach based on quoted market prices we received for comparable issues of debt.

The inputs to these valuations are based on market data obtained from independent sources or information derived principally from observable market data. The difference between the fair value and the carrying value represents the theoretical net premium or discount we would pay or receive to retire all debt at the measurement date.

FAIR VALUE OF OTHER FINANCIAL INSTRUMENTS

We believe that our other financial instruments, including cash and cash equivalents, short-term investments, mutual fund investments held in grantor trusts, receivables, and payables, have net carrying values that approximate their fair values with only insignificant differences. This is primarily due to:

•	the short-term nature of these instruments,

•	carrying short-term investments at expected net realizable value,

•	the allowance for doubtful accounts.

NOTE 12: LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

This note provides details about our:

•	legal proceedings and

•	environmental matters.

LEGAL PROCEEDINGS

We are party to various legal proceedings arising in the ordinary course of business. We are not currently a party to any legal proceeding that management believes could have a material adverse effect on our long-term consolidated financial position, results of operations or cash flows. See Note 17: Income Taxes for a discussion of a tax proceeding involving the company and its consolidated subsidiaries.

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

We have received notification from the Environmental Protection Agency (the "EPA") and have acknowledged that we are a potentially responsible party in a portion of the Kalamazoo River Superfund site in southwest Michigan. Our involvement in the remediation site is based on our former ownership of the Plainwell, Michigan mill located within the remediation site. In 2015 we received invitations from the EPA to negotiate an administrative order on consent for a contaminant removal action for a portion of the site comprising a stretch of the river approximately 1.7 miles long that the EPA refers to as the Otsego Township Dam Area. Several other companies also operated upstream pulp mills, and two other parties received the same invitations. On April 14, 2016, the EPA issued an administrative order to the company and the other parties, the terms and scope of which are generally consistent with the company’s and the other parties’ discussions with the EPA. The company and the other parties expect to jointly implement the administrative order. At this time we do not expect to incur material losses related to the implementation of the administrative order.

As of March 31, 2016, our total accrual for future estimated remediation costs on the active Superfund sites and other sites for which we are responsible was approximately $37 million. These reserves are recorded in "Accrued liabilities" and "Other liabilities" in our Consolidated Balance Sheet. The accrual has not changed materially since the end of 2015.

Asset Retirement Obligations

We have obligations associated with the retirement of tangible long-lived assets consisting primarily of reforestation obligations related to forest management licenses in Canada and obligations to close and cap landfills. As of March 31, 2016, our accrued balance for these obligations was $38 million. These obligations are recorded in "Accrued liabilities" and "Other liabilities" in our Consolidated Balance Sheet. The accruals have not changed materially since the end of 2015.

Some of our sites have materials containing asbestos. We have met our current legal obligation to identify and manage these materials. In situations where we cannot reasonably determine when materials containing asbestos might be removed from the sites, we have not recorded an accrual because the fair value of the obligation cannot be reasonably estimated.

NOTE 13: CUMULATIVE OTHER COMPREHENSIVE INCOME (LOSS)

Changes in amounts included in our cumulative other comprehensive income (loss) by component are:

		PENSION		OTHER POSTRETIREMENT BENEFITS
DOLLAR AMOUNTS IN MILLIONS	Foreign currency translation adjustments	Actuarial losses	Prior service costs	Actuarial losses	Prior service credits	Unrealized gains on available-for-sale securities	Total
Beginning balance as of December 31, 2015	$207	$(1,372)	$(11)	$(77)	$35	$6	$(1,212)
Other comprehensive income (loss) before reclassifications	41	(22)	—	—	—	—	19
Income taxes	—	6	—	—	—	—	6
Net other comprehensive income (loss) before reclassifications	41	(16)	—	—	—	—	25
Amounts reclassified from cumulative other comprehensive income (loss)(1)	—	38	1	2	(2)	—	39
Income taxes	—	(13)	(1)	(1)	—	—	(15)
Net amounts reclassified from cumulative other comprehensive income (loss)	—	25	—	1	(2)	—	24
Total other comprehensive income (loss)	41	9	—	1	(2)	—	49
Ending balance as of March 31, 2016	$248	$(1,363)	$(11)	$(76)	$33	$6	$(1,163)
(1) Actuarial losses and prior service credits (cost) are included in the computation of net periodic benefit costs (credits). See Note 7: Pension and Other Postretirement Benefit Plans.

NOTE 14: SHARE-BASED COMPENSATION

In first quarter 2016, we granted 6,121,835 stock options, 1,954,796 restricted stock units (RSUs), 428,794 performance share units (PSUs) and 106,752 stock appreciation rights. In addition, 947,628 outstanding RSUs and 268,197 outstanding PSUs vested during first quarter 2016. A total of 1,033,647 shares of common stock were issued as a result of RSU vesting, PSU vesting and stock option exercises.

SHARE-BASED COMPENSATION RESULTING FROM OUR MERGER WITH PLUM CREEK

Included in the award activity above are replacement awards granted as a result of the merger with Plum Creek. Eligible outstanding Plum Creek stock options, restricted stock unit and deferred stock unit awards were converted into equivalent equity awards with respect to Weyerhaeuser Common Shares, after giving effect to the appropriate adjustments to reflect the consummation of the merger. In total, we issued replacement awards consisting of 1,953,128 stock options and 1,248,006 RSUs. We also assumed 289,910 value management awards (VMAs) through the merger with Plum Creek.

Replacement Stock Option Awards

The replacement stock option awards issued as a result of the merger with Plum Creek have similar exercise provisions as the terms of Weyerhaeuser current awards. All replacement stock option awards were fully vested prior to the date of the merger, so no expense will be recorded by Weyerhaeuser. The value of the replacement stock option awards was $5 million, which was included in the equity consideration issued in the merger as described in Note 3: Merger with Plum Creek.

Replacement Restricted Stock Unit Awards

The replacement RSUs issued as a result of the merger with Plum Creek have similar vesting provisions as the terms of existing Weyerhaeuser restricted stock unit awards. Expense for replacement RSUs will continue to be recognized over the remaining service period unless a qualifying termination occurs. A qualifying termination of an awardee will result in acceleration of vesting and expense recognition in the period that the qualifying termination occurs. Qualifying terminations during the first quarter resulted in accelerated vesting of 501,135 of the replacement RSUs and recognition of $14 million of expense. This accelerated expense is included in merger-related integration costs as described in Note 15: Charges for Integration and Restructuring, Closures and Asset Impairments.

Value Management Awards

Following the merger the VMAs assumed by Weyerhaeuser were valued at target. All outstanding VMAs, if earned, will vest December 31, 2017 and be paid in the first quarter of 2018. The VMAs are classified and accounted for as liabilities, as they will be cash settled upon vesting. The expense recognized over the remaining performance period will equal the cash value of an award as of the last day of the performance period multiplied by the number of awards that are earned. Expense for VMAs will continue to be recognized over the remaining service period unless a qualifying termination occurs. A qualifying termination of an awardee will result in acceleration of vesting and expense recognition in the period that the qualifying termination occurs. Qualifying terminations during the first quarter resulted in $5 million of expense recognized. This accelerated expense is included in merger-related integration costs as described in Note 15: Charges for Integration and Restructuring, Closures and Asset Impairments.

STOCK OPTIONS

Excluding replacement awards granted as a result of the merger, the weighted average exercise price of stock options granted to date in 2016 was $23.09. The vesting and post-termination vesting terms for stock options granted to date in 2016 were as follows:

•	vest ratably over four years, except for the replacement stock option awards granted as a result of the Plum Creek merger, which were fully vested as of the grant date;

•	vest or continue to vest in the event of death while employed, disability or retirement at an age of at least 62;

•	continue to vest upon retirement at an age of at least 62, but a portion of the grant forfeits if retirement occurs before the one year anniversary of the grant;

•	continue to vest for one year in the event of involuntary termination when the retirement criteria has not been met; and

•	stop vesting for all other situations including early retirement prior to age 62.

Weighted Average Assumptions Used in Estimating the Value of Stock Options Granted in 2016

Stock Options(1)
Expected volatility	25.43%
Expected dividends	5.37%
Expected term (in years)	4.95
Risk-free rate	1.28%
Weighted average grant date fair value	$2.73

(1)	Weighted average assumptions presented do not include the replacement stock options awards issued as consideration for our merger with Plum Creek.

RESTRICTED STOCK UNITS

Excluding replacement awards granted as a result of the merger, the weighted average fair value of the restricted stock units granted in 2016 was $23.09. The vesting provisions for restricted stock units granted in 2016 were as follows:

•	vest ratably over four years;

•	immediately vest in the event of death while employed or disability;

•	continue to vest upon retirement at an age of at least 62, but a portion of the grant forfeits if retirement occurs before the one year anniversary of the grant;

•	continue vesting for one year in the event of involuntary termination when the retirement criteria has not been met; and

•	will forfeit upon termination of employment in all other situations including early retirement prior to age 62.

PERFORMANCE SHARE UNITS

The weighted average grant date fair value of PSUs granted in 2016 was $20.83.

The final number of shares granted in 2016 will range from 0 percent to 150 percent of each grant's target, depending upon actual company performance.

The ultimate number of performance share units earned is based on three measures:

•	our relative total shareholder return (TSR) ranking measured against the S&P 500 over a three year period;

•	our relative TSR ranking measured against an industry peer group of companies over a three year period; and

•	achievement of Plum Creek merger cost synergy targets.

The vesting provisions for performance share units granted in 2016 were as follows:

•	vest 100 percent on the third anniversary of the grant date as long as the individual remains employed by the company;

•	fully vest in the event the participant dies or becomes disabled while employed;

•	continue to vest upon retirement at an age of at least 62, but a portion of the grant forfeits if retirement occurs before the one year anniversary of the grant;

•	continue vesting for one year in the event of involuntary termination when the retirement criteria has not been met and the employee has met the second anniversary of the grant date; and

•	will forfeit upon termination of employment in all other situations including early retirement prior to age 62.

Weighted Average Assumptions Used in Estimating the Value of Performance Share Units Granted in 2016

	Performance Share Units
Performance period	1/1/2016 – 12/31/2018
Valuation date closing stock price	$23.09
Expected dividends	5.37%
Risk-free rate	0.48%	–	0.93%
Expected volatility	23.57%	–	28.09%

STOCK APPRECIATION RIGHTS

Stock appreciation rights are remeasured to reflect the fair value at each reporting period. The following table shows the weighted average assumptions applied to all outstanding stock appreciation rights as of March 31, 2016.

Weighted Average Assumptions Used to Remeasure the Value of Stock Appreciation Rights as of March 31, 2016

Stock Appreciation Rights
Expected volatility	25.15%
Expected dividends	4.12%
Expected term (in years)	2.55
Risk-free rate	0.98%
Weighted average fair value	$7.52

The vesting and post-termination vesting terms for stock appreciation rights granted in 2016 are the same as for stock options described above.

NOTE 15: CHARGES FOR INTEGRATION AND RESTRUCTURING, CLOSURES AND ASSET IMPAIRMENTS

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2016	MARCH 2015
Integration and restructuring charges related to our merger with Plum Creek:
Termination benefits	$45	$—
Acceleration of share-based compensation related to qualifying terminations (Note 14)	19	—
Acceleration of pension benefits related to qualifying terminations (Note 7)	5	—
Professional services	39	—
Other integration and restructuring costs	2	—
Total integration and restructuring charges related to our merger with Plum Creek	110	—
Charges related to closures and other restructuring activities	7	1
Impairments of long-lived assets	—	13
Total charges for integration and restructuring, closures and impairments	$117	$14

During 2016, we incurred and accrued for termination benefits (primarily severance), accelerated share-based payment costs, and accelerated pension benefits based upon actual and expected qualifying terminations of certain employees as a result of restructuring decisions made subsequent to the merger. We also incurred non-recurring professional services costs for investment banking, legal and consulting, and certain other fees directly attributable to our merger with Plum Creek.

During the first quarter 2015, we recognized a noncash impairment charge of $13 million related to a nonstrategic asset held in Unallocated Items. The fair value of the asset was determined using significant unobservable inputs (level 3) based on discounted cash flow model.

Changes in accrued severance related to restructuring during the quarter ended March 31, 2016 were as follows:

DOLLAR AMOUNTS IN MILLIONS
Accrued severance as of December 31, 2015	$5
Charges	45
Payments	(17)
Accrued severance as of March 31, 2016	$33

Accrued severance is recorded within the "Wages, salaries and severance pay" component of "Accrued liabilities" on our Consolidated Balance Sheet as detailed in Note 9: Accrued Liabilities. The majority of the accrued severance balance as of March 31, 2016, is expected to be paid within one year.

NOTE 16: OTHER OPERATING COSTS (INCOME), NET

Other operating costs (income), net:

•	includes both recurring and occasional income and expense items and

•	can fluctuate from year to year.

ITEMS INCLUDED IN OTHER OPERATING COSTS (INCOME), NET

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2016	MARCH 2015
Gain on disposition of nonstrategic assets	(36)	(2)
Foreign exchange losses (gains), net	(13)	29
Litigation expense, net	3	5
Other, net	(15)	(11)
Total other operating costs (income), net	$(61)	$21

Gain on disposition of nonstrategic assets included a $36 million pretax gain recognized in the first quarter of 2016 on the sale of our Federal Way headquarters campus.
Foreign exchange losses (gains) result from changes in exchange rates, primarily related to our Canadian operations.

NOTE 17: INCOME TAXES
As a REIT, we generally are not subject to federal corporate level income taxes on REIT taxable income that is distributed to shareholders. We are required to pay corporate income taxes on earnings of our TRS, which includes our manufacturing businesses and the portion of our Timberlands and Real Estate & ENR segments' income included in the TRS.

The quarterly provision for income taxes is based on the current estimate of the annual effective tax rate. Our 2016 estimated annual effective tax rate for our TRS is approximately 32 percent, which is lower than the U.S. domestic statutory federal tax rate primarily due to favorable permanent tax deductions and lower foreign tax rates applicable to foreign earnings, partially offset by state income taxes.

Following the merger with Plum Creek in the first quarter 2016, our income tax receivables and deferred income tax balances for our TRS have been adjusted to include Plum Creek’s TRS, which include $4 million in federal income tax receivables and $59 million in deferred income tax assets arising from temporary differences between the tax bases and book bases of assets acquired and liabilities assumed in the merger. See Note 3: Merger with Plum Creek for additional details.

ONGOING IRS MATTER

As of March 31, 2016, Plum Creek's 2008 federal REIT income tax return is being audited by the Internal Revenue Service (“IRS”). The IRS has proposed an adjustment to Plum Creek REIT's U.S. federal income tax treatment of the Timberland Venture formation transaction, which occurred on October 1, 2008, on the basis that the transfer of the timberlands to Southern Diversified Timber, LLC, was a taxable transaction to the company at the time of the transfer rather than a nontaxable capital contribution to the Timberland Venture. The company has filed a protest with IRS Appeals. Based on recent discussions with IRS Appeals, we do not expect to reach a resolution and plan to file a petition in the U.S. Tax Court.

If the IRS's position is upheld on judicial appeal, it could result in a maximum built-in gains tax liability of approximately $100 million. In addition, we could be required to accelerate the distribution to shareholders of up to $600 million of gain from the transaction. We expect that as much as 80% of any such distribution could be made with our common stock, and shareholders would be subject to tax on the distribution at the applicable capital gains tax rate. We would also be required to pay interest on the undistributed gain, which would be substantial, and, if applicable, penalties.

We believe the transfer of the timberlands was a nontaxable contribution to the Timberland Venture and not a taxable transaction. We have not accrued income taxes for financial reporting purposes with respect to this matter. We are confident in our position and believe that the proposed re-characterization of the Timberland Venture formation transaction by the IRS will ultimately be unsuccessful. We intend to vigorously contest this re-characterization.

NOTE 18: CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Plum Creek Timberlands, L.P. (PC Timberlands), a 100% owned subsidiary of Weyerhaeuser Company (WY), is the primary obligor of $894 million in debt securities that are registered under the U.S. Securities Act of 1933. Weyerhaeuser has guaranteed this debt, fully, unconditionally and irrevocably assuming and agreeing to perform, jointly and severally with PC Timberlands, the payment and covenant obligations for the debt.

The following condensed consolidating financial information provides information about: PC Timberlands, as issuer and primary obligor of the registered debt securities; Weyerhaeuser, as guarantor of the registered debt securities; and all other subsidiaries, as required by SEC Rule 3-10 of Regulation S-X (Rule 3-10). This condensed consolidating information was prepared in accordance with US GAAP, with the exception of investments in subsidiaries, which are accounted for using the equity method as required by Rule 3-10.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	QUARTER ENDED MARCH 31, 2016
DOLLAR AMOUNTS IN MILLIONS	Parent Company – WY	Subsidiary Issuer – PC Timberlands*	Non-Issuer and Non-Guarantor Subsidiaries	Eliminations	Total Company
Net sales	$186	$27	$1,808	$(186)	$1,835
Costs of products sold	57	24	1,577	(183)	1,475
Gross margin	129	3	231	(3)	360
Other operating expenses, net	81	22	71	—	174
Operating income	48	(19)	160	(3)	186
Non-operating expense, net	(12)	(6)	(67)	—	(85)
Earnings before income taxes	36	(25)	93	(3)	101
Income taxes	—	—	(20)	—	(20)
Net earnings	36	(25)	73	(3)	81
Dividends on preference shares	(11)	—	—	—	(11)
Net earnings attributable to Weyerhaeuser common shareholders	$25	$(25)	$73	$(3)	$70

	QUARTER ENDED MARCH 31, 2015
DOLLAR AMOUNTS IN MILLIONS	Parent Company – WY	Subsidiary Issuer – PC Timberlands*	Non-Issuer and Non-Guarantor Subsidiaries	Eliminations	Total Company
Net sales	$198	$—	$1,699	$(170)	$1,727
Costs of products sold	61	—	1,495	(171)	1,385
Gross margin	137	—	204	1	342
Other operating expenses, net	19	—	123	—	142
Operating income	118	—	81	1	200
Non-operating expense, net	(6)	—	(74)	—	(80)
Earnings before income taxes	112	—	7	1	120
Income taxes	—	—	(19)	—	(19)
Net earnings	112	—	(12)	1	101
Dividends on preference shares	(11)	—	—	—	(11)
Net earnings attributable to Weyerhaeuser common shareholders	$101	$—	$(12)	$1	$90

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	QUARTER ENDED MARCH 31, 2016
DOLLAR AMOUNTS IN MILLIONS	Parent Company – WY	Subsidiary Issuer – PC Timberlands*	Non-Issuer and Non-Guarantor Subsidiaries	Eliminations	Total Company
Net earnings (loss)	$36	$(25)	$73	$(3)	$81
Other comprehensive income:
Foreign currency translation adjustments	—	—	41	—	41
Actuarial gains, net of tax expense	2	—	8	—	10
Prior service costs, net of tax expense	—	—	(2)	—	(2)
Unrealized gains on available-for-sale securities	—	—	—	—	—
Total other comprehensive income	2	—	47	—	49
Comprehensive income (loss)	$38	$(25)	$120	$(3)	$130

	QUARTER ENDED MARCH 31, 2015
DOLLAR AMOUNTS IN MILLIONS	Parent Company – WY	Subsidiary Issuer – PC Timberlands*	Non-Issuer and Non-Guarantor Subsidiaries	Eliminations	Total Company
Net earnings (loss)	$112	$—	$(12)	$1	$101
Other comprehensive income:
Foreign currency translation adjustments	—	—	(47)	—	(47)
Actuarial gains, net of tax expense	5	—	57	—	62
Prior service costs, net of tax expense	—	—	(2)	—	(2)
Unrealized gains on available-for-sale securities	—	—	1	—	1
Total other comprehensive income	5	—	9	—	14
Comprehensive income (loss)	$117	$—	$(3)	$1	$115

CONDENSED CONSOLIDATING BALANCE SHEET

	MARCH 31, 2016
DOLLAR AMOUNTS IN MILLIONS	Parent Company – WY	Subsidiary Issuer – PC Timberlands*	Non-Issuer and Non-Guarantor Subsidiaries	Eliminations	Total Company
Cash and cash equivalents	$216	$29	$170	$—	$415
Other current assets	54	7	1,359	(5)	1,415
Total current assets	270	36	1,529	(5)	1,830
Property and equipment, net	165	66	2,532	—	2,763
Timber and timberlands at cost, net	3,485	5,713	5,373	(23)	14,548
Investments in and advances to subsidiaries	10,896	4,535	781	(16,212)	—
Other assets	88	143	3,042	(635)	2,638
Total assets	$14,904	$10,493	$13,257	$(16,875)	$21,779

Total current liabilities	$141	$59	$785	$(1)	$984
Note payable to Timberland Venture	—	—	835	—	835
Long-term debt	2,743	1,829	3,831	(600)	7,803
Other long-term liabilities	91	67	1,718	—	1,876
Total liabilities	2,975	1,955	7,169	(601)	11,498
Equity:
Mandatory convertible preference shares	14	—	—	—	14
Common shares	948	—	—	—	948
Other equity	10,967	8,538	6,088	(16,274)	9,319
Total equity	11,929	8,538	6,088	(16,274)	10,281
Total liabilities and equity	$14,904	$10,493	$13,257	$(16,875)	$21,779

	DECEMBER 31, 2015
DOLLAR AMOUNTS IN MILLIONS	Parent Company – WY	Subsidiary Issuer – PC Timberlands*	Non-Issuer and Non-Guarantor Subsidiaries	Eliminations	Total Company
Cash and cash equivalents	$673	$—	$339	$—	$1,012
Other current assets	7	—	1,161	(6)	1,162
Total current assets	680	—	1,500	(6)	2,174
Property and equipment, net	167	—	2,405	—	2,572
Timber and timberlands, net	3,538	—	2,965	(23)	6,480
Investments in and advances to subsidiaries	2,948	—	—	(2,948)	—
Other assets	88	—	1,791	(635)	1,244
Total assets	$7,421	$—	$8,661	$(3,612)	$12,470

Total current liabilities	$66	$—	$814	$(5)	$875
Long-term debt	1,645	—	3,830	(600)	4,875
Other long-term liabilities	91	—	1,760	—	1,851
Total liabilities	1,802	—	6,404	(605)	7,601
Equity:
Mandatory convertible preference shares	14	—	—	—	14
Common shares	638	—	—	—	638
Other equity	4,967	—	2,257	(3,007)	4,217
Total equity	5,619	—	2,257	(3,007)	4,869
Total liabilities and equity	$7,421	$—	$8,661	$(3,612)	$12,470

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	QUARTER ENDED MARCH 31, 2016
DOLLAR AMOUNTS IN MILLIONS	Parent Company – WY	Subsidiary Issuer – PC Timberlands*	Non-Issuer and Non-Guarantor Subsidiaries	Eliminations	Total Company
Net cash from (used in) operations	$29	$25	$(7)	$—	$47
Net cash from (used in) investing activities:
Capital expenditures	(14)	—	(59)	—	(73)
Acquisition of timberlands	—	—	(6)	—	(6)
Proceeds from sale of assets	—	—	70	—	70
Distributions from joint ventures	—	—	24	—	24
Cash acquired in merger with Plum Creek	—	4	5	—	9
Distribution from subsidiaries	196	—	—	(196)	—
Net cash from investing activities	182	4	34	(196)	24
Net cash from (used in) financing activities:
Net proceeds from issuance of debt	1,098	—	—	—	1,098
Payments on debt	(720)	—	—	—	(720)
Cash dividends on common shares	(241)	—	—	—	(241)
Repurchase of common stock	(798)	—	—	—	(798)
Distribution to parent	—	—	(196)	196	—
Other	(7)	—	—	—	(7)
Net cash used in financing activities	$(668)	$—	$(196)	$196	$(668)

	QUARTER ENDED MARCH 31, 2015
DOLLAR AMOUNTS IN MILLIONS	Parent Company – WY	Subsidiary Issuer – PC Timberlands*	Non-Issuer and Non-Guarantor Subsidiaries	Eliminations	Total Company
Net cash from (used in) operations	$(50)	$—	$137	$—	$87
Net cash from (used in) investing activities:
Capital expenditures	(19)	—	(70)	—	(89)
Acquisitions of timberlands	(26)	—	(6)	—	(32)
Proceeds from sale of assets	—	—	2	—	2
Issuance of note to parent	—	—	(600)	600	—
Distribution from subsidiaries	144	—	—	(144)	—
Net cash from (used in) investing activities	99	—	(674)	456	(119)
Net cash from (used in) financing activities:
Proceeds from note from subsidiary	600	—	—	(600)	—
Cash dividends on common shares	(152)	—	—	—	(152)
Repurchase of common stock	(253)	—	—	—	(253)
Distribution to parent	—	—	(144)	144	—
Other	11	—	4	—	15
Net cash from (used in) financing activities	$206	$—	$(140)	$(456)	$(390)

* The Subsidiary Issuer – PC Timberlands – was acquired February 19, 2016, and there were no guarantees by Parent Company prior to that date. As such, information is included for this entity from the acquisition date.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

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

•
market demand for our products, including market demand for our timberland properties with higher and better uses, which is related to, among other factors, the strength of the various U.S. business segments and U.S. and international economic conditions;

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

•
the successful and timely execution and integration of our strategic acquisitions, including our ability to realize expected benefits and synergies, and the successful and timely execution of our strategic divestitures, each of which is subject to a number of risks and conditions beyond our control including, but not limited to, timing and required regulatory approvals;

•	transportation and labor availability and costs;

•	federal tax policies, interpretations or rulings;

•	the effect of forestry, land use, environmental and other governmental regulations;

•	legal proceedings;

•	performance of pension fund investments and related derivatives;

•	the effect of timing of retirements and changes in the market price of our common stock on charges for share-based compensation;

•	changes in accounting principles; and

•	other factors described under “Risk Factors” in our 2015 Annual Report on Form 10-K and in our Registration Statement on Form S-4/A filed on December 23, 2015.

EXPORTING ISSUES

We are a large exporter, affected by:

•	economic activity in Europe and Asia, especially Japan and China;

•	currency exchange rates – particularly the relative value of the U.S. dollar, Canadian dollar, euro and yen; and

•	restrictions on international trade or tariffs imposed on imports.

RESULTS OF OPERATIONS

In reviewing our results of operations, it is important to understand these terms:

•	Sales realizations refer to net selling prices – this includes selling price plus freight, minus normal sales deductions.

•	Net contribution to earnings (loss) attributable to Weyerhaeuser shareholders before interest expense and income taxes.

In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, sales realizations, shipment volumes, and net contributions to earnings are based on the quarter ended March 31, 2016, compared to the quarter ended March 31, 2015.

ECONOMIC AND MARKET CONDITIONS AFFECTING OUR OPERATIONS

The strength of the U.S. housing market strongly affects our Wood Products and Timberlands segments. As published by the U.S. Census Bureau, total housing starts for 2015 were 1.11 million units. We continue to expect improving U.S. housing starts and anticipate a level of approximately 1.22 million units in 2016 as a result of employment growth, improving consumer confidence and continued historically low mortgage rates. In Q1 of 2016 housing starts averaged 1.15 million total units on a seasonally adjusted annual basis according to the U.S. Census Bureau and single family units averaged 0.79 million as a seasonally adjusted annual rate. This is consistent with expectations for 10% year-over-year growth in total starts. Repair and remodeling activity is also a driver of wood product demand. The Joint Center for Housing of Harvard University is projecting an increase in remodeling expenditures of 8.6% in 2016 over 2015.

Demand for logs from our Timberlands segment is affected by production levels of wood-based building products. US wood product markets advanced in Q1 2016 with rising housing starts and the start of the construction season, unlike Q1 2015 when severe winter weather limited activity. Demand for logs increased with wood products production and log prices were slightly higher in Q1 for western logs. Southern sawlogs were slightly lower in the quarter but pulpwood prices improved. Our Western holdings are also affected by export demand. The Lunar New Year holiday limited construction activity and log demand in the China market in Q1 while Japan saw a rise in housing starts in the first 2 months of 2016 versus year ago levels. Housing starts are a key driver of wood product and log demand in Japan. We expect demand from China and Japan in 2016 to be similar to 2015.

Cellulose Fibers is primarily affected by global supply and demand factors and the relative strength of the U.S. dollar. In 2015 the euro declined relative to the U.S. dollar to its lowest level in recent years. In Q1 of 2016 the U.S. dollar/euro relationship stabilized, with the euro strengthening slightly (less than 1%) versus the U.S. dollar compared to Q4 2015. We do not expect the U.S. dollar to continue to strengthen significantly relative to developed currencies during the rest of 2016.

CONSOLIDATED RESULTS

How We Did in First Quarter 2016

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	MARCH 2016	MARCH 2015	2016 VS. 2015
Net sales	$1,835	$1,727	$108
Cost of products sold	$1,475	$1,385	$90
Operating income	$186	$200	$(14)
Net earnings attributable to Weyerhaeuser common shareholders	$70	$90	$(20)
Earnings per share attributable to Weyerhaeuser shareholders, basic and diluted	$0.11	$0.17	$(0.06)

Comparing First Quarter 2016 with First Quarter 2015

Net sales

Net sales increased $108 million – 6 percent. Excluding $126 million of net sales attributable to acquired Plum Creek operations, net sales decreased $18 million – 1 percent – attributable to the following:

•	Timberlands segment sales decreased $8 million, primarily due to lower realizations on delivered logs;

•	Real Estate & ENR segment sales decreased $16 million, primarily due to decreases in volume of acres sold and price realized per acre; and

•
Cellulose Fibers net sales decreased $17 million, primarily due to decreased pulp and liquid packaging board average sales realizations partially offset by increased pulp and liquid packaging board sales volumes.

These decreases were offset by increased sales in our Wood Products segment – $23 million, primarily due to increased sales volumes across most product lines and increased sales realizations for oriented strand board and engineered solid sections.

Cost of products sold

Cost of products sold increased $90 million – 6 percent. Excluding $103 million of cost of products sold attributable to acquired Plum Creek operations, cost of products sold decreased $13 million, primarily attributable to the following:

•	Real Estate & ENR cost of products sold decreased $8 million, primarily due to a decrease in acreage sold;

•
Cellulose Fibers cost of products sold decreased $8 million, primarily due to lower maintenance spending on scheduled outages and lower per unit chemical and energy costs in our pulp manufacturing business; and

•	Costs of products sold from Unallocated Items decreased $13 million primarily due to a decrease in elimination of intersegment profit in inventory and LIFO and lower pension expense.
These decreases were partially offset by the following:

•	Timberlands cost of products sold increased $6 million in the West, primarily due to higher operating costs from increased log purchases; and

•	Wood products cost of products sold increased $5 million primarily due to increased sales volumes in all product lines.

Operating income

Operating income decreased $14 million – 7 percent. Excluding $24 million of operating loss attributable to acquired Plum Creek operations, operating income increased $10 million – 5 percent primarily due to the following:

•	a pretax gain related to the sale of our Federal Way headquarters campus – $36 million; and

•	gain on noncash foreign exchange on debt held by our Canadian entity – $42 million.

These increases were partially offset by $67 million of charges related to the Plum Creek merger.

Net earnings attributable to Weyerhaeuser common shareholders

Our net earnings attributable to Weyerhaeuser common shareholders decreased $20 million – 22 percent. Excluding $31 million of net losses attributable to acquired Plum Creek operations, net earnings increased $11 million – 12 percent – attributable to net sales, costs of products sold and operating income explained above.

TIMBERLANDS

How We Did First Quarter 2016

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2016	MARCH 2015	2016 VS. 2015
Net sales to unaffiliated customers:
Delivered logs(1):
West	$215	$210	$5
South	101	58	43
North	13	—	13
Canada	7	8	(1)
Subtotal delivered logs sales	336	276	60
Stumpage and pay-as-cut timber	15	4	11
Products from international operations(2)	16	24	(8)
Recreational and other lease revenue	6	6	—
Other	14	13	1
Subtotal net sales to unaffiliated customers	387	323	64
Intersegment sales:
United States	144	149	(5)
Other	78	79	(1)
Subtotal intersegment sales	222	228	(6)
Total sales	$609	$551	$58
Cost of products sold	$459	$395	$64
Operating income and Net contribution to earnings	$129	$139	$(10)

(1)
The Western region includes Washington and Oregon. The Southern region includes Virginia, North Carolina, South Carolina, Florida, Georgia, Alabama, Mississippi, Louisiana, Arkansas, Texas and Oklahoma. The Northern region includes West Virginia, Maine, New Hampshire, Vermont, Michigan, Wisconsin and Montana.

(2)	Includes logs, plywood and hardwood lumber harvested or produced by our international operations in Uruguay.

Comparing First Quarter 2016 with First Quarter 2015

Net sales – unaffiliated customers

Net sales to unaffiliated customers increased $64 million – 20 percent. Excluding $72 million of net sales attributable to acquired Plum Creek timberlands operations, net sales to unaffiliated customers decreased $8 million – 2 percent – primarily due to:

•	lower realizations on delivered logs in the West and the South;

•	lower sales volumes in the South; and

•	lower sales in our Uruguay operations.

These decreases were partially offset by:

•	higher sales volumes in the West; and

•	higher stumpage and pay-as-cut timber sales.

Intersegment sales

Intersegment sales decreased $6 million – 3 percent. Excluding intersegment sales from Plum Creek timberlands operations of $4 million, intersegment sales decreased $10 million – 4 percent – primarily due to:

•	lower realizations on delivered logs in the West and the South due to mix; and

•	lower sales volumes in the South.

These decreases were partially offset by higher sales volumes in the West.

Cost of products sold

Cost of products sold increased $64 million – 16 percent. Excluding $58 million of costs attributable to acquired Plum Creek operations, costs of products sold increased $6 million – 2 percent – primarily due to higher operating costs in the West from increased log purchases.

Operating income and Net contribution to earnings

Operating income and Net contribution to earnings decreased $10 million – 7 percent. Excluding $7 million of income attributable to acquired Plum Creek operations, operating income decreased $17 million – 12 percent – attributable to net sales and costs of products sold explained above.

THIRD-PARTY LOG SALES VOLUMES AND FEE HARVEST VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	MARCH 2016	MARCH 2015	2016 VS. 2015
Third party log sales – tons (1):
West (1.056 cubic meters = 1 ton)	2,133	2,008	125
South (0.818 cubic meters = 1 ton)	2,844	1,555	1,289
North	210	—	210
Canada (1.244 cubic meters = 1 ton)	169	196	(27)
Uruguay (0.907 cubic meters = 1 ton)	146	165	(19)
Total	5,502	3,924	1,578
Fee harvest volumes – tons (1):
West (1.056 cubic meters = 1 ton)	2,801	2,757	44
South (0.818 cubic meters = 1 ton)	5,030	3,341	1,689
North	260	—	260
Uruguay (0.907 cubic meters = 1 ton)	299	263	36
Total	8,390	6,361	2,029

(1)
Beginning in the first quarter of 2016, we will report log sales and fee harvest volumes in tons. Prior period volumes have been converted from cubic meters to tons using annualized 2015 conversion factors.

REAL ESTATE, ENERGY & NATURAL RESOURCES

How We Did First Quarter 2016

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2016	MARCH 2015	2016 VS. 2015
Net sales:
Real estate	$30	$27	$3
Energy and natural resources	9	7	2
Total	$39	$34	$5
Cost of products sold	$20	$10	$10
Operating income	$15	$23	$(8)
Equity earnings from joint venture	—	—	—
Net contribution to earnings	$15	$23	$(8)

Comparing First Quarter 2016 with First Quarter 2015

Net sales

Net sales increased $5 million – 15 percent. Excluding $21 million of net sales attributable to acquired Plum Creek operations, net sales decreased $16 million – 47 percent.

•	Net real estate sales decreased $14 million – 52 percent – attributable to decreases in volume of acres sold and price realized per acre for timberlands sales.

•	Net energy and natural resources sales decreased $2 million – 29 percent – primarily due to lower oil and natural gas prices.
The timing of real estate sales is a function of many factors, including the general state of the economy, demand in local real estate markets, the ability to obtain entitlements, the ability of buyers to obtain financing, the number of competing properties listed for sale, the seasonal nature of sales (particularly in the northern states), the plans of adjacent landowners, our expectation of future price appreciation, the timing of harvesting activities, and the availability of government and not-for-profit funding (especially for conservation sales). In any period the average sales price per acre will vary based on the location and physical characteristics of parcels sold.

Cost of products sold

Cost of products sold increased $10 million – 100 percent. Excluding the $18 million of costs of products sold attributable to acquired Plum Creek operations, cost of products sold decreased $8 million – 80 percent – primarily due to a decrease in real estate acreage sold.

Operating income and Net contribution to earnings

Operating income and Net contribution to earnings for the quarter decreased $8 million – 35 percent. Excluding $2 million of operating income attributable to acquired Plum Creek operations, operating income decreased $10 million – 43 percent – attributable to net sales and costs of products sold explained above.

WOOD PRODUCTS

How We Did First Quarter 2016

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2016	MARCH 2015	2016 VS. 2015
Net sales:
Structural lumber	$419	$434	$(15)
Engineered solid section	109	94	15
Engineered I-joists	66	61	5
Oriented strand board	163	137	26
Medium density fiberboard	20	—	20
Softwood plywood	35	33	2
Other products produced	46	48	(2)
Complementary building products	121	116	5
Total	$979	$923	$56
Cost of products sold	$862	$829	$33
Operating income and Net contribution to earnings	$87	$62	$25
Upon our merger with Plum Creek, we acquired five manufacturing facilities in western Montana. The sales and net contribution to earnings of these entities from the acquisition date to the end of the quarter are included in the results of our Wood Products segment. The results of the two plywood facilities are reported as softwood plywood and the two lumber facilities are reported as structural lumber.
The Medium Density Fiberboard ("MDF") facility supplies high-quality MDF to a wide range of customers throughout North America. Some of the more common uses for our MDF include furniture and cabinet components, architectural moldings, doors, stores fixtures, core material for hardwood plywood, face material for softwood plywood, commercial wall paneling and substrate for laminate flooring.

Comparing First Quarter 2016 with First Quarter 2015

Net sales

Net sales increased $56 million – 6 percent. Excluding $33 million of net sales attributable to acquired Plum Creek operations, net sales increased $23 million – 2 percent – due to:

•	a 16 percent increase in engineered solid section shipment volumes;

•	a 9 percent increase in engineered I-joist shipment volumes;

•	an 8 percent increase in OSB shipment volumes;

•	a 5 percent increase in complementary building product sales;

•	a 9 percent increase in OSB average sales realizations; and

•	a 6 percent increase in lumber shipment volumes.

These items were partially offset by:

•	a 10 percent decrease in lumber average sales realizations and

•	a 20 percent decrease in plywood average sales realizations.

Cost of products sold

Cost of products sold increased $33 million – 4 percent. Excluding $28 million of costs of products sold attributable to acquired Plum Creek operations, cost of products sold increased $5 million – 1 percent – primarily due to increased sales volume in all product lines, partially offset by lower log, resin and manufacturing costs per unit.

Operating income and Net contribution to earnings

Operating income and Net contribution to earnings increased $25 million – 40 percent. Excluding $5 million of income attributable to acquired Plum Creek operations, operating income and net contribution to earnings increased $20 million. The increase is attributable to the changes in net sales and costs of products sold as explained above.

THIRD-PARTY SALES VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS(1)	MARCH 2016	MARCH 2015	2016 VS. 2015
Structural lumber – board feet	1,152	1,075	77
Engineered solid section – cubic feet	5.5	4.8	0.7
Engineered I-joists – lineal feet	44	41	3
Oriented strand board – square feet (3/8”)	759	700	59
Medium density fiberboard – square feet (3/4")	30	—	30
Softwood plywood – square feet (3/8”)	110	89	21

(1)	Sales volumes include sales of internally produced products and products purchased for resale primarily through our distribution business.

PRODUCTION AND OUTSIDE PURCHASE VOLUMES

Outside purchase volumes are primarily purchased for resale through our distribution business. Production volumes are produced for sale through our own sales organizations and through our distribution business. Production of OSB and engineered solid section are also used to manufacture engineered I-joists.

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS	MARCH 2016	MARCH 2015	2016 VS. 2015
Structural lumber – board feet:
Production	1,129	1,043	86
Outside purchase	56	89	(33)
Total	1,185	1,132	53
Engineered solid section – cubic feet:
Production	5.6	5.0	0.6
Outside purchase	—	—	—
Total	5.6	5.0	0.6
Engineered I-joists – lineal feet:
Production	46	43	3
Outside purchase	1	1	—
Total	47	44	3
Medium density fiberboard – square feet (3/4"):
Production	25	—	25
Outside purchase	—	—	—
Total	25	—	25
Oriented strand board – square feet (3/8”):
Production	749	704	45
Outside purchase	57	65	(8)
Total	806	769	37
Softwood plywood – square feet (3/8”):
Production	88	61	27
Outside purchase	20	37	(17)
Total	108	98	10

CELLULOSE FIBERS

How We Did in First Quarter 2016

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2016	MARCH 2015	2016 VS. 2015
Net sales:
Pulp	$351	$360	$(9)
Liquid packaging board	67	74	(7)
Other products	12	13	(1)
Total	$430	$447	$(17)
Cost of products sold	386	$394	$(8)
Operating income	30	$39	$(9)
Equity loss from joint venture	$(2)	(6)	4
Net contribution to earnings	$28	$33	$(5)

Comparing First Quarter 2016 with First Quarter 2015

Net sales

Net sales decreased $17 million – 4 percent – primarily due to the following:

•	pulp average sales realizations decreased $99 per ton – 12 percent; and

•	liquid packaging board average sales realizations decreased $126 per ton – 11 percent.

These decreases were partially offset by:

•	higher pulp sales volumes – 10 percent; and

•	higher liquid packaging board sales volumes – 2 percent.

Cost of products sold

Cost of products sold decreased $8 million – 2 percent – primarily due to the following:

•	lower maintenance spending on scheduled outages; and

•	lower per unit chemical and energy costs in our pulp manufacturing business.

Operating income

Operating income decreased $9 million – 23 percent – primarily due to the decrease in net sales of $17 million, partially offset by lower costs of products sold of $8 million.

Net contribution to earnings

Net contribution to earnings decreased $5 million – 15 percent – primarily due to the $9 million decrease to operating income. The decrease to operating income was offset by a $4 million reduction in our share of the net loss from our newsprint and publishing papers venture equity investment.

THIRD-PARTY SALES VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	MARCH 2016	MARCH 2015	2016 VS. 2015
Pulp – air-dry metric tons	464	421	43
Liquid packaging board – metric tons	63	62	1

TOTAL PRODUCTION VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	MARCH 2016	MARCH 2015	2016 VS. 2015
Pulp – air-dry metric tons	457	442	15
Liquid packaging board – metric tons	64	60	4

On November 8, 2015, Weyerhaeuser announced that the board authorized the exploration of strategic alternatives for its Cellulose Fibers business segment. The Board indicated that it intended to consider a broad range of alternatives including, but not limited to, continuing to hold and operate the business or a sale or spin-off of the business. On May 1, 2016, we entered into a transaction agreement to sell our Cellulose Fibers pulp mills to International Paper for $2.2 billion in cash. The deal includes five pulp mills and two modified fiber mills. The transaction with International Paper does not include our liquid packaging board facility or newsprint and publishing papers venture. The Company’s review of those assets is ongoing.

As of March 31, 2016, the assets and liabilities of the Cellulose Fibers business, including those related to the pulp mills, had not met the criteria to be classified as held for sale under the requirements of ASC Topic 360, primarily because the board of directors was still considering a variety of strategic alternatives at that time. Accordingly, the results from these operations are classified as continuing operations in our Consolidated Statement of Operations for the period ended March 31, 2016.

We expect the transaction with International Paper to close in fourth quarter 2016.

UNALLOCATED ITEMS

Unallocated items are gains or charges not related to or allocated to an individual operating segment. They include a portion of items such as: share-based compensation, pension and postretirement costs, foreign exchange transaction gains and losses associated with financing, equity earnings from our Timberland Venture, the elimination of intersegment profit in inventory and the LIFO reserve.

NET CONTRIBUTION TO EARNINGS – UNALLOCATED ITEMS

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2016	MARCH 2015	2016 VS. 2015
Unallocated corporate function expense	$(9)	$(9)	$—
Unallocated share-based compensation	(2)	3	(5)
Unallocated pension and postretirement credits	12	3	9
Foreign exchange gain (loss)	13	(29)	42
Elimination of intersegment profit in inventory and LIFO	(6)	(12)	6
Plum Creek merger-related costs	(110)	—	(110)
Gain on sale of non-strategic asset	36	—	36
Restructuring, impairments and other charges	(6)	(14)	8
Other	(3)	(5)	2
Operating loss	(75)	(63)	(12)
Equity earnings from joint venture	5	—	5
Interest income and other	9	9	—
Net contribution to earnings	$(61)	$(54)	$(7)

Changes in Unallocated Items were primarily related to:

•	charges recognized in first quarter 2016 related to our merger with Plum Creek (refer to Note 15: Charges for Integration and Restructuring, Closures and Asset Impairments) – $110 million;

•
a pretax gain recognized in first quarter 2016 related to the sale of our Federal Way headquarters campus, which is recorded in "Other operating costs (income), net" in our Consolidated Statement of Operations – $36 million.

•	noncash foreign exchange on debt held by our Canadian entity changed from a loss in first quarter 2015 to a gain in first quarter 2016 – $42 million; and

•	equity earnings from our investment in the Timberland Venture – $5 million – which was acquired in our merger with Plum Creek.

INTEREST EXPENSE

Our interest expense, net of capitalized interest incurred was:

•	$97 million during first quarter 2016 and

•	$83 million during first quarter 2015.

Interest expense increased $14 million compared to first quarter 2015 primarily due to the long-term debt assumed in the Plum Creek merger, refer to Note 10: Long-Term Debt and Lines of Credit.

INCOME TAXES

Our provision for income taxes for our continuing operations was:

•	$20 million during first quarter 2016 and

•	$19 million during first quarter 2015.

Our provision for income taxes is slightly higher in 2016 primarily due to higher earnings in our TRS.

LIQUIDITY AND CAPITAL RESOURCES

We are committed to maintaining an appropriate capital structure that enables us to:

•	protect the interests of our shareholders and lenders and

•	have access at all times to all major financial markets.

CASH FROM OPERATIONS

Consolidated net cash provided by our operations was:

•	$47 million in 2016 and

•	$87 million in 2015.

Comparing 2016 with 2015

Net cash provided by our operations decreased $40 million in 2016 as compared with 2015, primarily due to cash payments made in 2016 related to the Plum Creek merger of $56 million, partially offset by increased cash flows from our business segments of $27 million. Cash payments related to the merger were comprised of:

•	investment banking and other professional services fees – $39 million – and

•	termination benefits – $17 million.
See Performance Measures for our Adjusted EBITDA by segment.

CASH FROM INVESTING ACTIVITIES

Consolidated net cash provided by (used in) investing activities was:

•	$24 million in 2016 and

•	$(119) million in 2015.

Comparing 2016 with 2015

Net cash from investing activities increased $143 million in 2016 as compared with 2015, primarily due to proceeds from the sale of assets, cash distributions from joint ventures, and lower capital expenditures.

Summary of Capital Spending by Business Segment

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2016	MARCH 2015
Timberlands	$19	$24
Real Estate & ENR	1	—
Wood Products	29	37
Cellulose Fibers	22	27
Unallocated Items	2	1
Total	$73	$89

We anticipate that our net capital expenditures for 2016 – excluding acquisitions – will be approximately $520 million.

CASH FROM FINANCING ACTIVITIES

Consolidated net cash used in financing activities was:

•	$668 million in 2016 and

•	$390 million in 2015.

Comparing 2016 with 2015

Net cash used in financing activities increased $278 million in 2016 as compared to 2015 primarily due to the following:

•	repayment of Plum Creek's line of credit and term loan outstanding at the merger date – $720 million,

•	the increase in cash paid to repurchase common shares – $545 million,

•	the increase in cash dividends paid – $89 million, and

•	a decrease in proceeds from exercises of stock options – $17 million.

These outflows were offset by $1.1 billion of proceeds from issuance of new term loan credit facilities subsequent to the merger date.

Revolving Credit Facility

Weyerhaeuser Company has a $1 billion senior unsecured revolving credit facility that expires in September 2018. There were no borrowings under our credit facility in year-to-date 2016 or 2015, and as of March 31, 2016, the entire $1 billion remained available for borrowing.

Assumed Debt and Debt Repayments

In connection with the merger with Plum Creek, Weyerhaeuser either assumed or repaid Plum Creek's outstanding long-term debt instruments. The long-term debt instruments assumed consisted of:

•	two issuances of publicly traded Senior Notes,

•	an Installment Note and

•	the Note Payable to Timberland Venture.

For additional information on long-term debt instruments assumed, see Notes to Consolidated Financial Statements - Note 10: Long-Term Debt and Lines of Credit.

Concurrent with the merger, Weyerhaeuser repaid in full the outstanding balances of Plum Creek's Revolving Line of Credit and Term Loan using $720 million of cash on hand. There were no payments of debt in 2015.

There are no debt maturities in the next 12 months.

Term Loan Credit Facilities

In February 2016, Weyerhaeuser Company entered into a $600 million 18-month senior unsecured term loan maturing in August 2017. As of March 31, 2016, we had $600 million outstanding under this facility.

In March 2016, Weyerhaeuser Company entered into a $1.9 billion 18-month senior unsecured term loan maturing in September 2017. As of March 31, 2016, we had $500 million outstanding under this facility.

Debt Covenants

As of March 31, 2016, Weyerhaeuser Company was in compliance with all debt covenants. There have been no significant changes during first quarter 2016 to the debt covenants presented in our 2015 Annual Report on Form 10-K for our existing long-term debt instruments. The debt covenants for the Senior Notes assumed through our merger with Plum Creek and the debt covenants for the new term loans issued in February 2016 and March 2016 do not differ materially from our debt covenants presented in our 2015 Annual Report on Form 10-K.

On April 28, 2016, the Installment Note Payable was amended to align the agreement's debt covenants with our term loans' covenants for determining compliance as of March 31, 2016. The assumed Note Payable to Timberland Venture does not include any material financial maintenance covenants.

When calculating compliance with financial debt covenants, we exclude the impact of our pension and other post-retirement plans recorded within cumulative other comprehensive income from adjusted shareholders' interest (equity). The excluded amounts are $1,417 million and $1,425 million and are equal to the cumulative actuarial losses and prior service costs for our pension and post-retirement plans at March 31, 2016 and December 31, 2015, respectively (see Notes to Consolidated Financial Statements - Note 13: Cumulative Other Comprehensive Income (Loss)).

Option Exercises

We received cash proceeds from the exercise of stock options of:

•	$4 million in 2016 and

•	$21 million in 2015.

Our average stock price was $26.70 and $35.01 in first quarter 2016 and 2015, respectively.

Paying Dividends and Repurchasing Stock

We paid cash dividends on common shares of:

•	$241 million in 2016 and

•	$152 million in 2015.

The increase in dividends paid is primarily due to an increase in our quarterly dividend from $0.29 to $0.31 per share and an increase in total shares outstanding.

During first quarter 2016, we repurchased 31,367,541 shares of common stock for $863 million (including transaction fees) under the 2016 Share Repurchase Authorization. The 2016 Share Repurchase Authorization was approved in November 2015 by our Board of Directors and authorized management to repurchase up to $2.5 billion of outstanding shares subsequent to the closing of our merger with Plum Creek. This new authorization replaced the August 2015 share repurchase authorization. Transaction fees incurred for repurchases are not counted as use of funds authorized for repurchases under the 2016 Share Repurchase Authorization. All common stock purchases under the stock repurchase program were made in open-market transactions. As of March 31, 2016, we had remaining authorization of $1,638 million for future stock repurchases.

We record share repurchases upon trade date as opposed to the settlement date when cash is disbursed. We record a liability to account for repurchases that have not been cash settled. Unsettled repurchases consisted of 2,128,645 shares totaling $66 million as of March 31, 2016. There were no unsettled repurchases as of March 31, 2015, or December 31, 2015.

From April 1, 2016 to April 30, 2016 we repurchased 12,288,096 shares of common stock for $387 million under the 2016 Share Repurchase Authorization. As of April 30, 2016, we had remaining authorization of $1,251 million.

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

Our definition of Adjusted EBITDA may be different from similarly titled measures reported by other companies. Due to recent organizational changes and our February 19, 2016 merger with Plum Creek, effective for the quarter ended March 31, 2016, we have revised our definition of Adjusted EBITDA to add back the basis of real estate sold. We have revised our prior-period presentation to conform to our current reporting.

Adjusted EBITDA, as we define it, is operating income from continuing operations adjusted for depreciation, depletion, amortization, basis of real estate sold, pension and postretirement costs not allocated to business segments (primarily interest cost, expected return on plan assets, amortization of actuarial loss and amortization of prior service cost/credit), and special items.

ADJUSTED EBITDA BY SEGMENT

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2016	MARCH 2015	2016 VS. 2015
Adjusted EBITDA by Segment:
Timberlands	$199	$192	$7
Real Estate & ENR	34	33	1
Wood Products	117	88	29
Cellulose Fibers	68	78	(10)
	418	391	27
Unallocated Items	(5)	(48)	43
Total	$413	$343	$70

We reconcile Adjusted EBITDA to net earnings for the consolidated company and to operating income for the business segments, as those are the most directly comparable U.S. GAAP measures for each. The table below reconciles Adjusted EBITDA for the quarter ended March 31, 2016:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Cellulose Fibers	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings						$81
Interest expense, net of capitalized interest						97
Income taxes						20
Net contribution to earnings	$129	$15	$87	$28	$(61)	$198
Equity (earnings) loss from joint ventures	—	—	—	2	(5)	(3)
Interest income and other	—	—	—	—	(9)	(9)
Operating income	129	15	87	30	(75)	186
Depreciation, depletion and amortization	70	2	30	38	2	142
Basis of real estate sold	—	17	—	—	—	17
Non-operating pension and postretirement credits	—	—	—	—	(12)	(12)
Special items(1)	—	—	—	—	80	80
Adjusted EBITDA	$199	$34	$117	$68	$(5)	$413

(1)
Special items include: a $36 million gain on the sale of nonstrategic assets, $110 million of Plum Creek merger-related costs, and $6 million of charges for restructuring, closures and asset impairments.

The table below reconciles Adjusted EBITDA for the quarter ended March 31, 2015:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Cellulose Fibers	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings						$101
Interest expense, net of capitalized interest						83
Income taxes						19
Net contribution to earnings	$139	$23	$62	$33	$(54)	$203
Equity (earnings) loss from joint ventures	—	—	—	6	—	6
Interest income and other	—	—	—	—	(9)	(9)
Operating income	139	23	62	39	(63)	200
Depreciation, depletion and amortization	53	—	26	39	5	123
Basis of real estate sold	—	10	—	—	—	10
Non-operating pension and postretirement credits	—	—	—	—	(3)	(3)
Special items(1)	—	—	—	—	13	13
Adjusted EBITDA	$192	$33	$88	$78	$(48)	$343

(1)    Special items include: a $13 million noncash impairment charge related to a nonstrategic asset.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are discussed in our 2015 Annual Report on form 10-K. As a result of the impact to our financial statements from our merger with Plum Creek, we now consider the following accounting policies to be critical accounting policies. The following are information updates, and should be read in conjunction with, the critical accounting policies disclosed in our 2015 Annual Report on Form 10-K.

Timber Depletion

We record depletion – the costs attributed to timber harvested – as trees are harvested.
To calculate our depletion rate, which is updated annually, we:

•	take the total carrying cost of the timber and

•	divide by the total timber volume estimated to be harvested during the harvest cycle.

Estimating the volume of timber available for harvest over the harvest cycle requires the consideration of the following factors:

•	effects of fertilizer and pesticide applications;

•	changes in environmental regulations and other regulatory restrictions;

•	limits on harvesting certain timberlands;

•	changes in harvest plans;

•	scientific advancement in seedling and growing technology; and

•	changes in weather patterns.

In addition, the duration of the harvest cycle varies by geographic region and species of timber.

Depletion rate calculations do not include estimates for:

•	future silviculture or sustainable forest management costs associated with existing stands;

•	future reforestation costs associated with a stand’s final harvest; and

•	future volume in connection with the replanting of a stand subsequent to its final harvest.

A 5% decrease in our estimate of future harvest volumes would have:

•	Increased depletion expense by $3 million for Q1 2016

•	Increased depletion expense by $2 million for Q1 2015.

Business Combinations

We recognize identifiable assets acquired and liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions for the purchase price allocation process to value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to any goodwill previously recorded (or to earnings in the event that no goodwill was previously recorded) to the extent that we identify adjustments to the preliminary purchase price allocation. Beginning January 1, 2016 we have adopted ASU 2015-16, which eliminates the requirement to retrospectively apply measurement period adjustments to the preliminary purchase price allocation and revise comparative information on the income statement and balance sheet for any prior periods affected. We will recognize measurement period adjustments and any resulting effect on earnings during the period in which the adjustment is identified. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our condensed consolidated statements of operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

LONG-TERM INDEBTEDNESS OBLIGATIONS

The following summary of our long-term indebtedness obligations includes:

•	all future cash obligations arising from our long-term indebtedness, which includes obligations for the Note Payable to Timberland Venture;

•	scheduled principal repayments for the next five years and after;

•	weighted average interest rates for debt maturing in each of the next five years and after; and

•	estimated fair values of outstanding obligations.

We estimate the fair value of our debt instruments using quoted market prices we received for the same types and issues of our debt or on the discounted value of the future cash flows using market yields for the same type and comparable issues of debt. Changes in market rates of interest affect the fair value of our fixed-rate debt.

SUMMARY OF LONG-TERM INDEBTEDNESS PRINCIPAL OBLIGATIONS AS OF MARCH 31, 2016

DOLLAR AMOUNTS IN MILLIONS
	2016	2017	2018	2019	2020	THEREAFTER	TOTAL	FAIR VALUE
Fixed-rate debt	$—	$281	$845	$500	$—	$5,257	$6,883	$7,836
Average interest rate	—%	6.95%	7.35%	7.38%	—%	6.17%	6.43%	N/A
Variable-rate debt	$—	1,100	$—	$—	$550	$—	$1,650	1,650
Average interest rate	—%	1.46%	—%	—%	2.25%	—%	1.72%	N/A

CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The company’s principal executive officer and principal financial officer have concluded that the company’s disclosure controls and procedures were effective as of March 31, 2016, based on an evaluation of the company’s disclosure controls and procedures as of that date.

CHANGES IN INTERNAL CONTROLS

As a result of our February 2016 merger with Plum Creek, the company is implementing internal controls over significant processes specific to the acquisition that management believes are appropriate in consideration of related integration of operations, systems, control activities, and accounting for the merger and merger-related transactions. As of the date of this Quarterly Report on Form 10-Q, we are in the process of further integrating the acquired Plum Creek operations into our overall internal controls over financial reporting.

Except as described above, no changes occurred in the company’s internal control over financial reporting during first quarter 2016 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

LEGAL PROCEEDINGS

Refer to “Notes to Consolidated Financial Statements – Note 12: Legal Proceedings, Commitments and Contingencies.”

RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our 2015 Annual Report on Form 10-K.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

INFORMATION ABOUT COMMON SHARE REPURCHASES DURING FIRST QUARTER 2016

ISSUER PURCHASES OF EQUITY SECURITIES

COMMON SHARE REPURCHASES DURING FIRST QUARTER	TOTAL NUMBER OF SHARES (OR UNITS) PURCHASED	AVERAGE PRICE PAID PER SHARE (OR UNIT)	TOTAL NUMBER OF SHARES (OR UNITS) PURCHASED AS PART OF PUBLICLY ANNOUCED PLANS OR PROGRAMS	MAXIMUM NUMBER (OR APPROXIMATE DOLLAR VALUE) OF SHARES (OR UNITS) THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS
January 1 – January 31	—	$—	—	$478,442,984
February 1 – February 29	11,151,586	24.90	11,151,586	2,222,380,446
March 1 – March 31	20,215,955	28.93	20,215,955	1,637,554,693
Total repurchases during first quarter	31,367,541	$27.49	31,367,541	$1,637,554,693

During first quarter 2016, we repurchased 31,367,541 shares of common stock for $863 million (including transaction fees) under the 2016 Share Repurchase Authorization. The 2016 Share Repurchase Authorization was approved in November 2015 by our Board of Directors and authorized management to repurchase up to $2.5 billion of outstanding shares subsequent to the closing of our merger with Plum Creek. This new authorization replaced the August 2015 share repurchase authorization. Transaction fees incurred for repurchases are not counted as use of funds authorized for repurchases under the 2016 Share Repurchase Authorization. All common stock purchases under the stock repurchase program were made in open-market transactions. As of March 31, 2016, we had remaining authorization of $1,638 million for future stock repurchases.

We record share repurchases upon trade date as opposed to the settlement date when cash is disbursed. We record a liability to account for repurchases that have not been cash settled. Unsettled repurchases consisted of 2,128,645 shares totaling $66 million as of March 31, 2016. There were no unsettled repurchases as of March 31, 2015, or December 31, 2015.

From April 1, 2016 to April 30, 2016, we repurchased 12,288,096 shares of common stock for $387 million under the 2016 Share Repurchase Authorization. As of April 30, 2016, we had remaining authorization of $1,251 million.

EXHIBITS

4.1
Note Indenture, dated November 14, 2005, by and among Plum Creek Timberlands, L.P., as Issuer, Weyerhaeuser Company, as successor to Plum Creek Timber Company, Inc., as Guarantor, and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, File No. 1-4825, filed on February 19, 2016)

4.2
Supplemental Indenture No. 1 dated as of February 19, 2016 between Plum Creek Timberlands, L.P., as Issuer, Weyerhaeuser Company, as Guarantor, and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, File No. 1-4825, filed on February 19, 2016)

4.3
Officer’s Certificate, dated November 15, 2010, executed by Plum Creek Timberlands, L.P., as Issuer, establishing the terms and form of the Plum Creek 2021 Notes (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, File No. 1-4825, filed on February 19, 2016)

4.4
Officer’s Certificate, dated November 26, 2012, executed by Plum Creek Timberlands, L.P., as Issuer, establishing the terms and form of the Plum Creek 2023 Notes (Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, File No. 1-4825, filed on February 19, 2016)

10.1	2011 Fee Deferral Plan for Directors of Weyerhaeuser Company, as amended and restated effective January 1, 2016

10.2
Assumption Agreement dated as of January 21, 2016 by Weyerhaeuser Company in favor of Southern Diversified Timber, LLC (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 1-4825, filed on February 19, 2016)

10.3
Credit Agreement and Guarantee, dated as of October 1, 2008, by and among Plum Creek Ventures I, LLC, as Borrower, Weyerhaeuser Company, as successor to Plum Creek Timber Company, Inc., as Guarantor and Southern Diversified Timber, LLC, as Lender (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, File No. 1-4825, filed on February 19, 2016)

10.4
Term Loan Agreement dated as of February 22, 2016 between Weyerhaeuser Company, as Borrower, and The Bank of Nova Scotia, as Lender (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 1-4825, filed on February 24, 2016)

10.5
Term Loan Agreement, dated as of March 9, 2016, among Weyerhaeuser Company, as Borrower, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 1-4825, filed on March 10, 2016)

10.6
Executive Employment Agreement between Weyerhaeuser Company and Doyle R. Simons dated February 17, 2016 (Incorporated by reference to Exhibit 10(v) to Form 10-K, File No. 1-4825, for the year ended December 31, 2015)

10.7
Retention Agreement between Weyerhaeuser Company and Catherine I. Slater effective November 4, 2015 (Incorporated by reference to Exhibit 10(w) to Form 10-K, File No. 1-4825, for the year ended December 31, 2015)

12.1	Statements regarding computation of ratios

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

100.INS	XBRL Instance Document

100.SCH	XBRL Taxonomy Extension Schema Document

100.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

100.DEF	XBRL Taxonomy Extension Definition Linkbase Document

100.LAB	XBRL Taxonomy Extension Label Linkbase Document

100.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYERHAEUSER COMPANY
Date:	May 6, 2016

By:	/s/ JEANNE M. HILLMAN
Jeanne M. Hillman
Vice President and Chief Accounting Officer