Form 10-Q/A
period 2016-03-31
WEYERHAEUSER CO
filed 2016-06-17
CIK 106535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
  __________________________________________________
FORM 10-Q/A
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

TABLE OF CONTENTS

EXPLANATORY NOTE
PART II	OTHER INFORMATION
ITEM 6.	EXHIBITS	2
	SIGNATURE	3
EXHIBITS INDEX

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) amends our Quarterly Report on Form 10-Q for the period ended March 31, 2016, as originally filed with the Securities and Exchange Commission on May 6, 2016 (“Form 10-Q”).  The sole purpose of this Amendment No. 1 is to correct a typographical error in the EDGAR version of the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002 and filed as Exhibit 32 to the Form 10-Q.  The original version of Exhibit 32, as reviewed and executed by the Company's Chief Executive Officer and Chief Financial Officer and as retained in paper form in our files, correctly references in the certification the date of the Form 10-Q as May 6, 2016.  However, the EDGAR version of Exhibit 32 filed with the Form 10-Q incorrectly references the date of the Form 10-Q as October 30, 2015. We are filing this Amendment No. 1 to include the correct version of the certifications with the Form 10-Q, which are filed herewith as Exhibit 32.1.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Part II, Item 6 of the Form 10-Q and the Exhibit Index to the Form 10-Q are each set forth herein in their entirety as amended by this Amendment No. 1.  Also in accordance with Rule 12b-15, new certifications by our Chief Executive Officer and Chief Financial Officer, dated as of the date of this Amendment No. 1, are included with this Amendment No. 1 and are set forth in Exhibits 31.2 and 32.2.
Except as expressly set forth herein, this Amendment No. 1 does not change or update in any way any of the disclosures or other information set forth in the Form 10-Q, nor does this Amendment No. 1 report, reflect or disclose any events occurring after the original filing date of the Form 10-Q.  Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Form 10-Q on May 6, 2016.

PART II                    OTHER INFORMATION

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

10.1	2011 Fee Deferral Plan for Directors of Weyerhaeuser Company, as amended and restated effective January 1, 2016*

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

12.1	Statements regarding computation of ratios*

31.1	Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, dated May 6, 2016*

31.2
Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, dated June 17, 2016 (filed herewith in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended)

32.1
Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code, dated May 6, 2016 (corrected version filed herewith pursuant to this Amendment No. 1)

32.2
Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code, dated June 17, 2016 (filed herewith in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended)

100.INS	XBRL Instance Document*

100.SCH	XBRL Taxonomy Extension Schema Document*

100.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

100.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

100.LAB	XBRL Taxonomy Extension Label Linkbase Document*

100.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
*Previously included with Weyerhaeuser Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, as filed with the Securities and Exchange Commission on May 6, 2016.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYERHAEUSER COMPANY
Date:	June 17, 2016

By:	/s/ JEANNE M. HILLMAN
Jeanne M. Hillman
Vice President and Chief Accounting Officer

EXHIBIT INDEX

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

10.1	2011 Fee Deferral Plan for Directors of Weyerhaeuser Company, as amended and restated effective January 1, 2016*

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

12.1	Statements regarding computation of ratios*

31.1	Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, dated May 6, 2016*

31.2
Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, dated June 17, 2016 (filed herewith in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended)

32.1
Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code, dated May 6, 2016 (corrected version filed herewith pursuant to this Amendment No. 1)

32.2
Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code, dated June 17, 2016 (filed herewith in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended)

100.INS	XBRL Instance Document*

100.SCH	XBRL Taxonomy Extension Schema Document*

100.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

100.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

100.LAB	XBRL Taxonomy Extension Label Linkbase Document*

100.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Previously included with Weyerhaeuser Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, as filed with the Securities and Exchange Commission on May 6, 2016.