Form 10-Q
period 2016-06-30
WEYERHAEUSER CO
filed 2016-08-05
CIK 106535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
  __________________________________________________
FORM 10-Q
  __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
As of July 29, 2016, 748,731,669 shares of the registrant’s common stock ($1.25 par value) were outstanding.

FINANCIAL INFORMATION

WEYERHAEUSER COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	JUNE 2016	JUNE 2015	JUNE 2016	JUNE 2015
Net sales	$1,655	$1,345	$3,060	$2,625
Costs of products sold	1,258	1,057	2,347	2,050
Gross margin	397	288	713	575
Selling expenses	22	24	45	49
General and administrative expenses	94	63	170	129
Research and development expenses	4	5	9	8
Charges for integration and restructuring, closures and asset impairments (Note 15)	14	—	125	14
Other operating costs (income), net (Note 16)	5	(4)	(47)	25
Operating income	258	200	411	350
Equity earnings from joint ventures (Note 7)	7	—	12	—
Interest income and other	10	9	19	18
Interest expense, net of capitalized interest	(114)	(85)	(209)	(167)
Earnings from continuing operations before income taxes	161	124	233	201
Income taxes (Note 17)	(31)	1	(42)	(8)
Earnings from continuing operations	130	125	191	193
Earnings from discontinued operations, net of income taxes (Note 3)	38	19	58	52
Net earnings	168	144	249	245
Dividends on preference shares	(11)	(11)	(22)	(22)
Net earnings attributable to Weyerhaeuser common shareholders	$157	$133	$227	$223
Earnings per share attributable to Weyerhaeuser common shareholders, basic and diluted (Note 5):
Continuing operations	$0.16	$0.22	$0.25	$0.33
Discontinued operations	0.05	0.04	0.08	0.10
Net earnings per share	$0.21	$0.26	$0.33	$0.43
Dividends paid per share	$0.31	$0.29	$0.62	$0.58
Weighted average shares outstanding (in thousands) (Note 5):
Basic	743,140	516,626	687,572	520,008
Diluted	747,701	519,804	691,060	523,595
See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2016	JUNE 2015	JUNE 2016	JUNE 2015
Net earnings	$168	$144	$249	$245
Other comprehensive income (loss):
Foreign currency translation adjustments	(2)	12	39	(35)
Actuarial gains, net of tax expense of $17, $24, $25 and $50	31	44	41	106
Prior service costs, net of tax expense (benefit) of $(1), $1, $0, and $1	—	—	(2)	(2)
Unrealized gains on available-for-sale securities	1	—	1	1
Total other comprehensive income	30	56	79	70
Comprehensive income attributable to Weyerhaeuser common shareholders	$198	$200	$328	$315
See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2016	DECEMBER 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$485	$1,011
Receivables, less allowances of $2 and $1	409	276
Receivables for taxes	7	30
Inventories (Note 6)	387	325
Prepaid expenses and other current assets	132	63
Assets of discontinued operations (Note 3)	1,908	1,934
Total current assets	3,328	3,639
Property and equipment, less accumulated depreciation of $3,334 and $3,291	1,462	1,233
Construction in progress	172	144
Timber and timberlands at cost, less depletion charged to disposals	14,474	6,479
Minerals and mineral rights, net	319	14
Investments in and advances to joint ventures (Note 7)	905	—
Goodwill	40	40
Deferred tax assets	250	254
Other assets	424	302
Restricted financial investments held by variable interest entities	615	615
Total assets	$21,989	$12,720
LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$1	$4
Accounts payable	300	204
Accrued liabilities (Note 9)	590	427
Liabilities of discontinued operations (Note 3)	666	690
Total current liabilities	1,557	1,325
Note payable to Timberland Venture (Note 10)	830	—
Long-term debt (Note 10)	8,013	4,787
Long-term debt (nonrecourse to the company) held by variable interest entities	511	511
Deferred pension and other postretirement benefits	926	987
Deposit from contribution of timberlands to related party (Note 7)	437	—
Other liabilities	285	241
Total liabilities	12,559	7,851
Commitments and contingencies (Note 12)

Equity:
Mandatory convertible preference shares, series A: $1.00 par value; $50.00 liquidation; authorized 40,000,000 shares; issued and outstanding: 13,693,046 and 13,799,711 shares	14	14
Common shares: $1.25 par value; authorized 1,360,000,000 shares; issued and outstanding: 733,010,052 and 510,483,285 shares	916	638
Other capital	8,527	4,080
Retained earnings	1,106	1,349
Cumulative other comprehensive loss (Note 13)	(1,133)	(1,212)
Total equity	9,430	4,869
Total liabilities and equity	$21,989	$12,720
See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS(UNAUDITED)

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2016	JUNE 2015
Cash flows from operations:
Net earnings	$249	$245
Noncash charges (credits) to earnings:
Depreciation, depletion and amortization	289	241
Basis of real estate sold	30	11
Deferred income taxes, net	56	16
Pension and other postretirement benefits (Note 8)	5	21
Share-based compensation expense	40	16
Charges for impairment of assets	15	13
Equity (earnings) loss from joint ventures (Note 7)	(9)	13
Net gains on dispositions of assets and operations	(51)	(21)
Foreign exchange transaction (gains) losses (Note 16)	(12)	21
Change in:
Receivables less allowances	(90)	(26)
Receivable for taxes	35	14
Inventories	17	(15)
Prepaid expenses	(1)	(2)
Accounts payable and accrued liabilities	36	(25)
Pension and postretirement contributions (Note 8)	(29)	(39)
Distributions received from joint ventures	5	—
Other	(46)	(29)
Net cash from operations	539	454
Cash flows from investing activities:
Capital expenditures for property and equipment	(140)	(170)
Capital expenditures for timberlands reforestation	(34)	(27)
Acquisition of timberlands	(8)	(32)
Proceeds from sale of assets	83	6
Proceeds from contribution of timberlands to related party (Note 7)	440	—
Distributions received from joint ventures	27	—
Cash and cash equivalents acquired in Plum Creek merger (Note 4)	9	—
Other	(3)	12
Cash from (used in) investing activities	374	(211)
Cash flows from financing activities:
Cash dividends on common shares	(469)	(301)
Cash dividends on preference shares	(11)	(11)
Proceeds from issuance of long-term debt	1,398	—
Payments of debt	(723)	—
Repurchase of common stock (Note 5)	(1,629)	(407)
Other	1	17
Cash from financing activities	(1,433)	(702)

Net change in cash and cash equivalents	(520)	(459)

Cash and cash equivalents from continuing operations at beginning of period	1,011	1,577
Cash and cash equivalents from discontinued operations at beginning of period	1	3
Cash and cash equivalents at beginning of period	1,012	1,580

Cash and cash equivalents from continuing operations at end of period	485	1,117
Cash and cash equivalents from discontinued operations at end of period	7	4
Cash and cash equivalents at end of period	$492	$1,121

Cash paid (received) during the period for:
Interest, net of amount capitalized of $3 and $3	$225	$172
Income taxes	$(25)	$5

Noncash investing and financing activities:
Equity issued as consideration for our merger with Plum Creek (Note 4)	$6,383	$—
See accompanying Notes to Consolidated Financial Statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTERS AND YEAR-TO-DATE ENDED JUNE 30, 2016 AND 2015

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

Our consolidated financial statements provide an overall view of our results and financial condition. They include our accounts and the accounts of entities we control, including:

•	majority-owned domestic and foreign subsidiaries,

•	the results of Plum Creek Timber Company, Inc. (Plum Creek) for the period from February 19, 2016 (the merger date) to June 30, 2016 (see Note 4: Merger with Plum Creek), and

•	variable interest entities in which we are the primary beneficiary.

They do not include our intercompany transactions and accounts, which are eliminated.

We account for investments in and advances to unconsolidated equity affiliates using the equity method, with taxes provided on undistributed earnings. This means that we record earnings and accrue taxes in the period earnings are recognized by our unconsolidated equity affiliates.

Throughout these Notes to Consolidated Financial Statements, unless specified otherwise, references to “Weyerhaeuser,” “we,” “the company” and “our” refer to the consolidated company.

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

Our reclassifications present 1) our adoption of new accounting pronouncements and 2) the results of discontinued operations separately from results of continuing operations on our Consolidated Statement of Operations, Consolidated Balance Sheet and in the related footnotes. Note 3: Discontinued Operations provides information about our discontinued operations.

As a result of the merger, we have revised our business segments. Results for fiscal periods prior to 2016 have been revised to conform to the new segments and to exclude discontinued operations. Note 2: Business Segments provides information about our revised business segments.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, a comprehensive new revenue recognition model that requires an entity to recognize revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14, which deferred the effective date for an additional year. In March 2016, FASB issued ASU 2016-08, which does not change the core principle of the guidance; however, it does clarify the implementation guidance on principal versus agent considerations. In April 2016, FASB issued ASU 2016-10, which clarifies two aspects of ASU 2014-09: identifying performance obligations and the licensing implementation guidance. In May 2016, FASB issued ASU 2016-12, which amends ASU 2014-09 to provide improvements and practical expedients to the new revenue recognition model. We plan to adopt these accounting standard updates on January 1, 2018, and may use either the retrospective or cumulative effect transition method. We are evaluating the impact on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor determined the effect of the standard to our ongoing financial reporting.

In April 2015, FASB issued ASU 2015-03, which amends the presentation of debt issuance costs on the consolidated balance sheet. Under the new guidance, debt issuance costs are presented as a direct deduction from the carrying amount of the debt liability rather than as an asset. The new guidance is effective retrospectively for fiscal periods beginning after December 15, 2015. We adopted on January 1, 2016, and have reclassified balances of debt issuance costs accordingly in our consolidated balance sheet and in related disclosures for all periods presented.

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

In July 2015, FASB issued ASU 2015-11, which simplifies the measurement of inventories valued under most methods, including our inventories valued under FIFO – the first-in, first-out – and moving average cost methods. Inventories valued under LIFO – the last-in, first-out method – are excluded. Under this new guidance, inventories valued under these methods would be valued at the lower of cost or net realizable value, with net realizable value defined as the estimated selling price less reasonable costs to sell the inventory. The new guidance is effective prospectively for fiscal periods starting after December 15, 2016, and early adoption is permitted. We expect to adopt on January 1, 2017, and are evaluating the impact on our consolidated financial statements and related disclosures.

In September 2015, FASB issued ASU 2015-16, which results in the ability to recognize, in current period earnings, any changes in provisional amounts during the measurement period after the closing of an acquisition, instead of restating prior periods for these changes. We adopted on January 1, 2016. Measurement period adjustments related to our merger with Plum Creek did not have a material impact to earnings or cash flows for the quarter and year-to-date period ended June 30, 2016.

In February 2016, FASB issued ASU 2016-02, which requires lessees to recognize assets and liabilities for the rights and obligations created by those leases and requires both capital and operating leases to be recognized on the balance sheet. The new guidance is effective for fiscal years beginning after December 15, 2018, and early adoption is permitted. We expect to adopt on January 1, 2019, and are evaluating the impact on our consolidated financial statements and related disclosures.

In March 2016, FASB issued ASU 2016-09, which simplifies several aspects of accounting for share-based payment transactions, including income tax consequences, award classification, cash flows reporting, and forfeiture rate application. Specifically, the update requires all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement with a cumulative-effect adjustment to equity as of the beginning of the period of adoption. The update allows excess tax benefits to be classified along with other income tax cash flows as an operating activity on the statement of cash flows. When accruing compensation cost, an entity can make an entity-wide accounting policy election to either estimate the number of awards expected to vest or to account for forfeitures as they occur with a cumulative-effect adjustment to equity as of the beginning of the period of adoption. The update requires cash paid by an employer when directly withholding shares for tax-withholding purposes to be classified as a financing activity on the statement of cash flows, applied retrospectively. This guidance is effective for fiscal years beginning after December 15, 2016. As permitted, we elected to adopt early, and applied the different aspects as prescribed by the standard effective January 1, 2016. The adoption of this guidance represents a change in accounting policy and did not have a material impact on our consolidated financial statements. Shares withheld by the employer for tax-withholding purposes for the six months ended June 30, 2015, of $11 million were retrospectively reclassified from an operating activity to a financing activity in the Consolidated Statement of Cash Flows.

NOTE 2: BUSINESS SEGMENTS

Reportable business segments are determined based on the company’s management approach. The management approach, as defined by FASB ASC 280, “Segment Reporting,” is based on the way the chief operating decision maker organizes the segments within a company for making decisions about resources to be allocated and assessing their performance.

During fiscal year 2016, the company’s chief operating decision maker changed the information regularly reviewed for making decisions to allocate resources and assess performance. As a result, the company will report its financial performance based on three business segments: Timberlands, Real Estate & ENR, and Wood Products. Prior to revising our segment structure, activities related to the Real Estate & ENR business segment were reported as part of the Timberlands business segment.

Amounts for all periods presented have been reclassified throughout the consolidated financial statements and disclosures to conform to the new segment structure.

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

•
Real Estate & ENR – which includes sales of HBU and non-core timberlands, minerals, oil, gas, coal and other natural resources, and equity interests in our Real Estate Development Ventures (as defined and described in Note 7: Related Parties); and

•	Wood Products – which includes softwood lumber, engineered wood products, oriented strand board, plywood, medium density fiberboard and building materials distribution.
Discontinued operations as presented herein consist of the operations of our former Cellulose Fibers segment, and relate to assets and liabilities that have been reclassified as discontinued operations on our balance sheet as of June 30, 2016. All periods presented have been revised to separate the results of discontinued operations from the results of our continuing operations. Refer to Note 3: Discontinued Operations for more information regarding our discontinued operations.

An analysis and reconciliation of our business segment information to the respective information in the Consolidated Statements of Operations is as follows:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2016	JUNE 2015	JUNE 2016	JUNE 2015
Sales to unaffiliated customers:
Timberlands	$471	$328	$858	$651
Real Estate & ENR	38	13	77	47
Wood Products	1,146	1,004	2,125	1,927
	1,655	1,345	3,060	2,625
Intersegment sales:
Timberlands	193	187	415	415
Wood Products	22	22	44	41
	215	209	459	456
Total sales	1,870	1,554	3,519	3,081
Intersegment eliminations	(215)	(209)	(459)	(456)
Total	$1,655	$1,345	$3,060	$2,625
Net contribution to earnings:
Timberlands	$125	$117	$254	$256
Real Estate & ENR(1)	12	10	27	33
Wood Products	156	71	243	133
	293	198	524	422
Unallocated items(2)(3)	(18)	11	(82)	(54)
Net contribution to earnings	275	209	442	368
Interest expense, net of capitalized interest	(114)	(85)	(209)	(167)
Earnings from continuing operations before income taxes	161	124	233	201
Income taxes	(31)	1	(42)	(8)
Earnings from continuing operations	130	125	191	193
Earnings from discontinued operations, net of income taxes	38	19	58	52
Net earnings	168	144	249	245
Dividends on preference shares	(11)	(11)	(22)	(22)
Net earnings attributable to Weyerhaeuser common shareholders	$157	$133	$227	$223

(1)
The Real Estate & ENR segment includes the equity earnings from and investments in and advances to our Real Estate Development Ventures (as defined and described in Note 7: Related Parties), which are accounted for under the equity method.

(2)
Unallocated items are gains or charges not related to or allocated to an individual operating segment. They include a portion of items such as: share-based compensation, pension and postretirement costs, foreign exchange transaction gains and losses associated with financing, equity earnings from our Timberland Venture, (as defined and described in Note 7: Related Parties), the elimination of intersegment profit in inventory and the LIFO reserve.

(3)
As a result of reclassifying our former Cellulose Fibers segment as discontinued operations, Unallocated items also includes retained indirect corporate overhead costs previously allocated to the former segment.

A reconciliation of our business segment total assets to total assets in the Consolidated Balance Sheet is as follows:

DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2016	DECEMBER 31, 2015
Total Assets:
Timberlands and Real Estate & ENR(1)	$15,888	$7,260
Wood Products	1,840	1,541
Unallocated items	2,353	1,985
Discontinued operations	1,908	1,934
Total	$21,989	$12,720

(1)	Assets attributable to the Real Estate & ENR business segment are combined with total assets for the Timberlands segment because we do not produce separate balance sheets internally.

NOTE 3: DISCONTINUED OPERATIONS

On November 8, 2015, Weyerhaeuser announced that the board authorized the exploration of strategic alternatives for its Cellulose Fibers business segment.

On May 1, 2016, we entered into an agreement to sell our Cellulose Fibers pulp business to International Paper for $2.2 billion in cash. The pulp business consists of five pulp mills located in Columbus, Mississippi; Flint River, Georgia; New Bern, North Carolina; Port Wentworth, Georgia and Grande Prairie, Alberta, and two modified fiber mills located in Columbus, Mississippi and Gdansk, Poland. This transaction is expected to close in fourth quarter 2016.

On June 15, 2016, we entered into an agreement to sell our Cellulose Fibers liquid packaging board business to Nippon Paper Industries Co., Ltd., for $285 million in cash. Our liquid packaging board business consists of one mill located in Longview, Washington. This transaction is expected to close in third quarter 2016.

The transactions with International Paper and Nippon Paper Industries Co., Ltd., are subject to customary closing conditions, including regulatory review. We will continue to operate these operations separately from International Paper and Nippon Paper Industries Co., Ltd., until the respective transactions close.

The assets and liabilities of the pulp and liquid packaging board businesses, along with our investment in our printing papers joint venture, met the criteria necessary to be classified as held-for-sale during second quarter 2016, including the expectation that the sales of these assets are probable and will be completed within one year.

Results of operations for these businesses, along with our interest in our printing papers joint venture, have been reclassified to discontinued operations. These operations were previously reported as the Cellulose Fibers segment. These results have been summarized as "Earnings from discontinued operations, net of income taxes" on our Consolidated Statement of Operations for each period presented. The related assets and liabilities of these operations met the criteria for classification as "held for sale" and have been reclassified as discontinued operations on our Consolidated Balance Sheet for each date presented. We did not reclassify our Consolidated Statement of Cash Flows to reflect discontinued operations.

We expect to use after-tax proceeds from our sales of our discontinued operations for repayment of long-term debt.

The following table presents net earnings from discontinued operations.

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2016	JUNE 2015	JUNE 2016	JUNE 2015
Total net sales	$456	$467	$886	$914
Costs of products sold	374	417	760	809
Gross margin	82	50	126	105
Selling expenses	3	4	7	7
General and administrative expenses	8	8	17	16
Research and development expenses	2	1	3	3
Charges for integration and restructuring, closures and asset impairments(1)	25	—	31	—
Other operating income, net	(10)	(6)	(19)	(14)
Operating income	54	43	87	93
Equity loss from joint venture	(1)	(7)	(3)	(13)
Interest expense, net of capitalized interest	(1)	(3)	(3)	(4)
Earnings from discontinued operations before income taxes	52	33	81	76
Income taxes	(14)	(14)	(23)	(24)
Net earnings from discontinued operations	$38	$19	$58	$52

(1)	Charges for integration and restructuring, closures and asset impairments consist of costs related to our strategic evaluation of the Cellulose Fibers businesses and transaction-related costs.

The following table shows carrying values for assets and liabilities classified as discontinued operations as of June 30, 2016 and December 31, 2015.

DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2016	DECEMBER 31, 2015
Assets
Cash and cash equivalents	$7	$1
Receivables, less allowances	213	211
Inventories	230	243
Prepaid expenses	15	14
Property and equipment, net	1,313	1,339
Construction in progress	72	51
Timber and timberlands at cost, less depletion charged to disposals	—	1
Investments in and advances to joint ventures	58	74
Total assets of discontinued operations	$1,908	$1,934
Liabilities
Accounts payable	$99	$122
Accrued liabilities	94	118
Long-term debt	88	88
Deferred income taxes	359	336
Other liabilities	26	26
Total liabilities of discontinued operations	$666	$690

Cash flows from discontinued operations for the three and six months ended June 30, 2016 and June 30, 2015 are as follows:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2016	JUNE 2015	JUNE 2016	JUNE 2015
Net cash provided by operating activities	$68	$73	$134	$173
Net cash used in investing activities	$(12)	$(31)	$(34)	$(58)

NOTE 4: MERGER WITH PLUM CREEK

On February 19, 2016, we merged with Plum Creek Timber Company, Inc. (Plum Creek). Plum Creek was a REIT that primarily owned and managed timberlands in the United States. Plum Creek also produced wood products, developed opportunities for mineral and other natural resource extraction, and sold real estate properties. The merger combined two industry leaders. The breadth and diversity of our combined timberlands, real estate, energy and natural resources assets, and wood products operations position Weyerhaeuser to capitalize on the improving housing market and to continue to capture HBU land values across the combined portfolio.

Under the merger agreement, each issued and outstanding share of Plum Creek common stock was exchanged for 1.60 Weyerhaeuser common shares, with cash paid in lieu of any fractional shares. Upon consummation of the merger, all outstanding Plum Creek stock options (all fully vested as of the merger date) and restricted stock units were converted into Weyerhaeuser stock options and restricted stock units, after giving effect to the 1.60 exchange ratio. Because the Plum Creek stock options were fully vested and relate to services rendered to Plum Creek prior to the merger, the replacement stock options were also fully vested and their fair value is included in the consideration transferred. Replacement restricted stock units relate to services to be performed post-merger and therefore were not included in consideration transferred. See additional details about replacement share-based payment awards in Note 14: Share-based Compensation.

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

We recognized $8 million and $118 million of merger-related costs that were expensed during the quarter and year-to-date period ended June 30, 2016, respectively. We also recognized $14 million of merger-related costs that were expensed during the fourth quarter of 2015. See Note 15: Charges for Integration and Restructuring, Closures, and Asset Impairments for descriptions of the components of merger-related costs. These costs are included in "Charges for integration and restructuring, closures and asset impairments" in our Consolidated Statement of Operations.

The amount of revenue and loss before income taxes from acquired Plum Creek operations included in our Consolidated Statement of Operations from the merger date to June 30, 2016 are as follows:

	QUARTER ENDED	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2016	JUNE 2016
Net sales	$243	$369
Loss before income taxes	$4	$35

Summarized unaudited pro forma information that presents combined amounts as if this merger occurred at the beginning of 2015 is as follows:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	JUNE 2016	JUNE 2015	JUNE 2016	JUNE 2015
Net sales	$1,655	$1,640	$3,216	$3,318
Net earnings from continuing operations attributable to Weyerhaeuser common shareholders	$122	$114	$266	$184
Earnings from continuing operations per share attributable to Weyerhaeuser common shareholders, basic and diluted	$0.16	$0.14	$0.35	$0.23

Pro forma net earnings attributable to Weyerhaeuser common shareholders excludes $3 million and $134 million non-recurring merger-related costs (net of tax) incurred in the quarterly and six-month periods ended June 30, 2016, respectively. No non-recurring merger-related costs were incurred during the quarterly or six-month periods ended June 30, 2015. Pro forma data may not be indicative of the results that would have been obtained had these events occurred at the beginning of the periods presented, nor is it intended to be a projection of future results.

Weyerhaeuser has accounted for the merger transaction as the acquirer and has applied the acquisition method of accounting. Under the acquisition method, the assets acquired and liabilities assumed by Weyerhaeuser from Plum Creek were recorded as of the date of the acquisition at their respective estimated fair values.

The fair values of the assets acquired and liabilities assumed were preliminarily determined using the income, cost and market approaches. The fair value measurements were generally based on significant inputs that are not observable in the market and thus represent Level 3 measurements as defined in ASC 820, Fair Value Measurement, with the exception of certain long-term debt instruments assumed in the acquisition that can be valued using observable market inputs and are therefore Level 2 measurements. The income approach was primarily used to value acquired timberlands, minerals and mineral rights, equity investments in the Timberland Venture (as defined and described in Note 7: Related Parties) and Real Estate Development Ventures (as defined and described in Note 7: Related Parties), and the note payable to the Timberland Venture. The income approach estimates fair value for an asset based on the present value of cash flow projected to be generated by the asset. Projected cash flows are discounted at rates of return that reflect the relative risk of achieving the cash flows and the time value of money. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used, as appropriate, for property and equipment. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the property, less an allowance for loss in value due to depreciation. The market approach was primarily used to value higher and better use real estate tracts included within acquired timberlands, certain land and building assets included within acquired property and equipment, and long-term debt instruments. The market approach estimates fair value for an asset based on values of recent comparable transactions.

The initial allocation of purchase price was recorded using preliminary estimated fair value of assets acquired and liabilities assumed based upon the best information available to management at the time. The purchase price allocation was updated in the second quarter 2016. The measurement period adjustments reflect additional information obtained to record the fair value of certain assets acquired and liabilities assumed based on facts and circumstances existing as of the acquisition date. Measurement period adjustments reflected below did not have a material impact to earnings and had no impact to cash flows for the quarter or year-to-date period ended June 30, 2016.

Initial and updated preliminary estimated fair values of identifiable assets acquired and liabilities assumed as of the merger date are as follows:

DOLLAR AMOUNTS IN MILLIONS	FEBRUARY 19, 2016	MEASURMENT PERIOD ADJUSTMENTS	JUNE 30, 2016
Current assets	$128	$(2)	$126
Timber and timberlands	8,124	48	8,172
Minerals and mineral rights	312	(3)	309
Property and equipment	272	(5)	267
Equity investment in Timberland Venture	876	(35)	841
Equity investment in Real Estate Development Ventures	88	(4)	84
Other assets	163	2	165
Total assets acquired	9,963	1	9,964

Current liabilities	610	—	610
Long-term debt	2,056	—	2,056
Note Payable to Timberland Venture	837	1	838
Other liabilities	77	—	77
Total liabilities assumed	3,580	1	3,581

Net assets acquired	$6,383	$—	$6,383

These estimated fair values are preliminary in nature and subject to further adjustments, which could be material. We have not identified any material unrecorded pre-merger contingencies where the related asset, liability or impairment is probable and the amount can be reasonably estimated. We are in the process of finalizing our valuations related to the following:

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

NOTE 5: NET EARNINGS PER SHARE AND SHARE REPURCHASES

NET EARNINGS PER SHARE

Our basic and diluted earnings per share attributable to Weyerhaeuser shareholders were:

•	$0.21 during second quarter 2016 and $0.33 during year-to-date 2016; and

•	$0.26 during second quarter 2015 and $0.43 during year-to-date 2015.

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

Diluted earnings per share is net earnings available to common shareholders divided by the sum of the weighted average number of our outstanding common shares and the effect of our outstanding dilutive potential common shares:

	QUARTER ENDED		YEAR-TO-DATE ENDED
SHARES IN THOUSANDS	JUNE 2016	JUNE 2015	JUNE 2016	JUNE 2015
Weighted average number of outstanding common shares – basic	743,140	516,626	687,572	520,008
Dilutive potential common shares:
Stock options	3,061	2,446	2,398	2,704
Restricted stock units	1,075	291	678	353
Performance share units	425	441	412	530
Total effect of outstanding dilutive potential common shares	4,561	3,178	3,488	3,587
Weighted average number of outstanding common shares – dilutive	747,701	519,804	691,060	523,595
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

Preference shares are evaluated for participation on a quarterly basis to determine whether two-class presentation is required. Preference shares are considered to be participating as of the financial reporting period end to the extent they would participate in dividends paid to common shareholders. Preference shares are not considered participating for the quarter and year-to-date periods ended June 30, 2016. Under the provisions of the two-class method, basic and diluted earnings per share would be presented for both preference and common shareholders.

Potential Shares Not Included in the Computation of Diluted Earnings per Share

The following shares were not included in the computation of diluted earnings per share because they were either antidilutive or the required performance or market conditions were not met. Some or all of these shares may be dilutive potential common shares in future periods.

	QUARTER ENDED		YEAR-TO-DATE ENDED
SHARES IN THOUSANDS	JUNE 2016	JUNE 2015	JUNE 2016	JUNE 2015
Stock options	1,916	2,102	1,916	2,102
Performance share units	471	354	471	354
Preference shares	25,273	24,987	25,273	24,987

STOCK REPURCHASE PROGRAM

We repurchased 26,673,396 shares of common stock for $832 million (including transaction fees) during second quarter 2016 and 58,040,937 shares of common stock for $1,695 million (including transaction fees) during year-to-date 2016 under the 2016 Share Repurchase Authorization. The 2016 Share Repurchase Authorization was approved in November 2015 by our Board of Directors and authorized management to repurchase up to $2.5 billion of outstanding shares subsequent to the closing of our merger with Plum Creek. This new authorization replaced the August 2015 share repurchase authorization. Transaction fees incurred for repurchases are not counted as use of funds authorized for repurchases under the 2016 Share Repurchase Authorization. All common stock purchases under the stock repurchase program were made in open-market transactions. As of June 30, 2016, we had remaining authorization of $806 million for future stock repurchases.

We record share repurchases upon trade date as opposed to the settlement date when cash is disbursed. We record a liability to account for repurchases that have not been cash settled. Unsettled repurchases consisted of 2,260,407 shares totaling $66 million as of June 30, 2016. There were no unsettled repurchases as of June 30, 2015, or December 31, 2015.

From July 1, 2016, to August 1, 2016, we repurchased 8,802,375 shares of common stock for $274 million under the 2016 Share Repurchase Authorization. As of August 1, 2016, we had remaining authorization of $532 million.

MANDATORY CONVERTIBLE PREFERENCE SHARES

On July 1, 2016, all outstanding 6.375% Mandatory Convertible Preference Shares, Series A (Preference Shares) converted into Weyerhaeuser common shares at a rate of 1.6929 Weyerhaeuser common shares per Preference Share. The company issued a total of 23.2 million Weyerhaeuser common shares in conjunction with the conversion, based on 13.7 million Preference Shares outstanding as of the conversion date.

In accordance with the terms of the Preference Shares, the number of Weyerhaeuser common shares issuable on conversion was determined based on the average volume weighted average price of $29.54 for Weyerhaeuser common shares over the 20-trading-day period beginning June 1, 2016, and ending on June 28, 2016.

NOTE 6: INVENTORIES

Inventories include raw materials, work-in-process and finished goods.

DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2016	DECEMBER 31, 2015
LIFO Inventories:
Logs and chips	$11	$5
Lumber, plywood and panels	54	48
Other products	13	11
FIFO or moving average cost inventories:
Logs and chips	33	36
Lumber, plywood, panels and engineered wood products	95	75
Other products	95	84
Materials and supplies	86	66
Total	$387	$325

LIFO – the last-in, first-out method – applies to major inventory products held at our U.S. domestic locations. The FIFO – the first-in, first-out method – or moving average cost methods apply to the balance of our domestic raw material and product inventories as well as for all material and supply inventories and all foreign inventories. If we used FIFO for all LIFO inventories, our stated inventories would have been higher by $68 million as of June 30, 2016 and $67 million as of December 31, 2015.

NOTE 7: RELATED PARTIES

We use the equity method to account for our investments in various joint ventures. The following tables summarize the current period equity earnings or loss from and our respective balances of our investments in and advances to each of our joint ventures:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2016	JUNE 2015	JUNE 2016	JUNE 2015
Equity earnings from joint ventures:
Timberland Venture	$7	$—	$12	$—
Real Estate Development Ventures	—	—	—	—
Total	$7	$—	$12	$—

			JUNE 30, 2016	DECEMBER 31, 2015
Investment in and advances to joint ventures:
Timberland Venture			$825	$—
Real Estate Development Ventures			80	—
Total			$905	$—

Through our merger with Plum Creek on February 19, 2016, we acquired equity interests in the Real Estate Development Ventures and the Timberland Venture. Additionally, through the merger Weyerhaeuser assumed the benefits and obligations associated with the formation of Twin Creeks Timber, LLC a timberland venture (Twin Creeks Venture). The Twin Creeks Venture was funded with initial capital contributions on April 1, 2016.

Real Estate Development Ventures

WestRock-Charleston Land Partners, LLC (WR-CLP) is a limited liability company which holds residential and commercial real estate development properties, currently under development (Class A Properties) and higher-value timber and development lands (Class B Properties) (referred to collectively as the Real Estate Development Ventures). We have a 3 percent interest in Class A Properties and a 50 percent interest in Class B Properties. WestRock Company is the other member of WR-CLP and owns 97 percent of the Class A Properties and 50 percent of the Class B Properties. The Company uses the equity method for both its Class A and Class B interests. Our share of the equity earnings are included in the net contribution to earnings of our Real Estate & ENR segment.

WR-CLP is a variable interest entity and is financed by regular capital calls from the manager of WR-CLP in proportion to a member’s ownership interest. If a member does not make a capital contribution, the member’s ownership interest is diluted. We are committed to make additional capital contributions of up to $29 million during the years 2016 to 2020. We do not intend to provide any additional sources of financing for WR-CLP.

We are not the primary beneficiary of WR-CLP. We consider the activities that most significantly impact the economic performance of WR-CLP to be the day-to-day operating decisions along with the oversight responsibilities for the real estate development projects and properties. WestRock Company (the other equity member) has the power to direct the activities of WR-CLP that most significantly impact its economic performance through its ability to manage the day-to-day operations of WR-CLP. WestRock Company also has the ability to control all management decisions associated with all Class A and Class B Properties through its majority representation on the board of directors for the Class A Properties and due to its equal representation on the board of directors for the Class B Properties.

Our maximum exposure to loss is $80 million, the carrying amount of our investment in WR-CLP at June 30, 2016, plus any required future capital contributions we make.

Timberland Venture

We hold preferred and common interests in Southern Diversified Timber, LLC, a timberland joint venture (Timberland Venture), which includes 100 percent of the preferred interests and 9 percent of the common interests. The Timberland Venture’s other member, an affiliate of Campbell Global LLC, holds 91 percent of the Timberland Venture’s common interests. The activities of the Timberland Venture consist primarily of owning timberlands and entering into cutting contracts with an affiliate of Campbell Global for the selling and harvesting of timber. An affiliate of Campbell Global is the manager of the Timberland Venture. Our investment in and share of the equity earnings of the Timberland Venture is not attributed to one of our business segments, and is reported in Unallocated Items.

The preferred interest is entitled to a cumulative preferred return equal to 7.875 percent per year. No distributions can be made on the common interests until all current period and prior period preferred returns have been paid. Both our preferred and common interests are accounted for based on the equity method. Equity earnings of the Timberland Venture are first allocated to our preferred interest to the extent of our preferred return, with any excess earnings allocated among the common interests based on ownership percentage. All of the equity earnings will be allocated to our preferred interest in years in which our preferred return equals or exceeds the earnings of the Timberland Venture. To the extent of shortfall in equity earnings (cumulative preferred return in excess of allocated equity earnings), future years’ excess earnings will be allocated to our preferred interest until the cumulative shortfall is eliminated.

On June 27, 2016, the other member of the Timberland Venture notified us of their intention to exercise its option to redeem its interest, which will result in a termination of the joint venture. Upon the redemption, the members’ capital accounts will be adjusted to reflect the fair value of the Timberland Venture’s net assets at the redemption date. The adjustments will first be allocated to our preferred interest to the extent that any accumulated shortfall in net income attributable to our preferred interest exists, but only to the extent that the fair value of the net assets of the Timberland Venture exceed book basis. The other member is entitled to receive timberlands and other assets equal to its adjusted capital account in redemption of its interest in the joint venture. We expect the redemption to occur during the second half of 2016.

The Timberland Venture is a variable interest entity. Aside from quarterly interest payments on the Note Payable to Timberland Venture, we did not provide financing or other support to the venture. The venture generates sufficient cash from operating activities to finance its operations.

We are not the primary beneficiary of the Timberland Venture. We do not manage the day-to-day operations of the Timberland Venture, have only limited protective rights and our involvement is generally limited to receiving distributions on our preferred and common interests. We are not the primary beneficiary because we do not direct the activities that most significantly impact the Timberland Venture’s economic performance. We believe that the activities that most significantly impact the Timberland Venture’s economic performance include managing the timberlands along with the timing and extent of the harvesting activities, neither of which we control.

Our maximum exposure to loss is $825 million, the carrying amount of the investment at June 30, 2016. Generally, losses are first allocated among the common interests based on positive capital accounts in which we hold a 9 percent common interest. Losses would be allocated to our preferred interest only when losses have reduced capital accounts comprising the common interests to zero.

Twin Creeks Venture

On April 1, 2016, we contributed approximately 260,000 acres of our southern timberlands with an agreed-upon value of approximately $560 million to Twin Creeks Timber LLC (Twin Creeks Venture) in exchange for cash of approximately $440 million and a 21 percent ownership interest. The other members contributed cash of approximately $440 million for a combined 79 percent ownership interest.

The Twin Creeks Venture is expected to raise total committed capital of up to $950 million from its investors over the next several years. We expect to maintain a 21 percent ownership interest and to contribute additional capital of up to $85 million during the next several years. Unless extended by unanimous vote of all the investors, the term of the Twin Creeks Venture is 15 years.
In conjunction with contributing to the venture, we entered into a separate agreement to manage the timberlands owned by the Twin Creeks Venture, including harvesting activities, marketing and log sales activities, and replanting and silviculture activities. This management agreement guarantees an annual return to the venture in the form of minimum quarterly payments from us equal to 3 percent of the fair value of the managed timberlands. We are also required to annually distribute 75 percent of any profits earned by us in excess of the minimum quarterly payments. The management agreement is cancellable at any time by Twin Creeks Timber LLC and otherwise will expire after three years.
The guaranteed return that the management agreement requires Weyerhaeuser to provide to the Twin Creeks Venture constitutes continuing involvement in the timberlands we contributed to the venture. This continuing involvement prohibits recognition of the contribution as a sale and requires application of the deposit method to account for the cash payment received. By applying the deposit method to the contribution of timberlands to the venture:

•
our receipt of $440 million proceeds from the contribution of timberlands to the venture was recorded as a noncurrent liability – "Deposit from contribution of timberlands to related party" – on our Consolidated Balance Sheet;

•	the contributed timberlands will continue to be reported within the "Timber and timberlands at cost, less depletion charged to disposals" on our Consolidated Balance Sheet with no change in value;

•	no gain or loss was recognized in our Consolidated Statement of Operations; and

•	our balance sheet does not reflect our 21 percent ownership interest in the Twin Creeks Venture.
The receipt of $440 million was classified as a cash flow from investing activities in our Consolidated Statement of Cash Flows. The cash proceeds from our contribution of timberlands were used to fund our share repurchases described in Note 5: Net Earnings per Share and Share Repurchases.
The "Deposit from contributions of timberlands to related party" liability balance will subsequently increase for additional payments received from the venture (e.g., distributions) and decrease for any payments by us to the venture (e.g., the guaranteed return payments) with no corresponding impact to earnings. These cash flows are included in "Other" cash flows from investing activities in our Consolidated Statement of Cash Flows.
All revenues and expenses from our harvest and sale of standing timber from the contributed timberland will continue to be reported in our Consolidated Statement of Operations and attributed to our Timberlands business segment as though the contribution had not occurred.

NOTE 8: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The components of net periodic benefit costs (credits) are:

	PENSION
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2016	JUNE 2015	JUNE 2016	JUNE 2015
Service cost(1)	$11	$13	$24	$28
Interest cost	69	68	137	133
Expected return on plan assets	(123)	(121)	(246)	(239)
Amortization of actuarial loss	40	47	78	91
Amortization of prior service cost	1	1	2	2
Accelerated pension costs included in Plum Creek merger-related costs (Note 15)	—	—	5	—
Total net periodic benefit cost (credit) - pension	$(2)	$8	$—	$15

(1)
Service cost includes $3 million and $5 million for quarters ended June 30, 2016, and June 30, 2015, respectively, and $7 million and $8 million for the year-to-date periods ended June 30, 2016, and June 30, 2015, respectively for employees of our Cellulose Fibers segment. These charges are included in our results of discontinued operations.

	OTHER POSTRETIREMENT BENEFITS
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2016	JUNE 2015	JUNE 2016	JUNE 2015
Interest cost	$3	$2	$5	$5
Amortization of actuarial loss	2	3	4	5
Amortization of prior service credit	(2)	(2)	(4)	(4)
Total net periodic benefit cost - other postretirement benefits	$3	$3	$5	$6

ASSUMED PLANS FROM MERGER WITH PLUM CREEK

Upon our merger with Plum Creek, we assumed one qualified pension plan and two nonqualified pension plans. All active participants in these plans became fully vested and the plans were frozen as of February 19, 2016. The cumulative funded status of the assumed plans as of February 19, 2016, was a net liability of $62 million.

The expected return on assets for the qualified plan assumed is 7 percent. Assets of $47 million related to the nonqualified plans are held in a grantor trust and are subject to the claims of creditors in the event of bankruptcy. As a result, these are not considered plan assets and have not been netted against the nonqualified pension liability. These assets are included in "Other assets" in our Consolidated Balance Sheet.

During first quarter 2016, we recognized $5 million of pension benefit costs from change in control provisions for certain Plum Creek executives. These enhanced pension benefits were triggered by changes in control and retention decisions made after the completion of the merger (see Note 15: Charges for Integration and Restructuring, Closures and Impairments). We did not recognize any additional costs for change in control provisions during second quarter 2016.

FAIR VALUE OF PENSION PLAN ASSETS AND OBLIGATION

We estimate the fair value of pension plan assets based upon the information available during the year-end reporting process. In some cases, primarily private equity funds, the information available consists of net asset values as of an interim date, cash flows between the interim date and the end of the year and market events. We updated the year-end estimated fair value of pension plan assets to incorporate year-end net asset values reflected in financial statements received after we have filed our Annual Report on Form 10-K. During second quarter 2016, we recorded an increase in the fair value of the pension assets of $7 million, or less than 1 percent. We also updated our census data that is used to estimate our projected benefit obligation for pension and other postretirement benefit plans. As a result of that update, during second quarter 2016, we recorded an increase to the projected benefit obligation of $1 million, or less than 1 percent. The net effect was a $6 million increase in the funded status.

Consistent with accounting for the merger as the acquirer in a business combination (see Note 4: Merger with Plum Creek), pension assets and benefit obligations for plans assumed from Plum Creek were re-measured to reflect their fair value as of the merger date. This included updating asset values, updating discount rates to reflect market conditions as of the date of the merger, and freezing benefit accruals. The fair value of these items as of February 19, 2016, were as follows:

•	$137 million qualified pension plan assets;

•	$149 million qualified pension plan projected benefit obligation; and

•	$50 million nonqualified pension plan projected benefit obligation.

No adjustments were made to the fair value of assets or projected benefit obligations of plans assumed from Plum Creek during the second quarter.

EXPECTED CONTRIBUTIONS AND BENEFIT PAYMENTS

In 2016 we expect to:

•	be required to contribute approximately $17 million for our Canadian registered plan;

•	be required to contribute or make benefit payments for our Canadian nonregistered plans of $3 million;

•
make benefit payments of $57 million for our U.S. nonqualified pension plans, including $38 million of benefit payments for plans assumed from Plum Creek to be paid out of assets held in grantor trusts; and

•	make benefit payments of $22 million for our U.S. and Canadian other postretirement plans.

We do not anticipate making a contribution to our U.S. qualified pension plans for 2016.

NOTE 9: ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2016	DECEMBER 31, 2015
Wages, salaries and severance pay	$130	$117
Pension and other postretirement benefits	88	44
Vacation pay	34	30
Taxes – Social Security and real and personal property	33	17
Interest	126	102
Customer rebates and volume discounts	30	31
Deferred income	63	28
Other	86	58
Total	$590	$427

NOTE 10: LONG-TERM DEBT AND LINES OF CREDIT

This note provides details about our:

•	long-term debt assumed in the Plum Creek merger and

•	new term loans issued.

LONG-TERM DEBT ASSUMED IN THE PLUM CREEK MERGER

Through our merger with Plum Creek, we assumed long-term debt instruments consisting of:

•	two issuances of publicly traded Senior Notes;

•	an Installment Note (defined and described below); and

•	the Note Payable to Timberland Venture (defined and described below).

Concurrent with the merger, we repaid in full the outstanding balances of Plum Creek's Revolving Line of Credit and Term Loan using $720 million of cash on hand.

Senior Notes

The assumed Senior Notes are publicly traded and were issued by Plum Creek Timberlands, L.P. (PC Timberlands) and are fully and unconditionally guaranteed by Weyerhaeuser Company as of the acquisition date. See Note 18: Condensed Consolidating Financial Information for issuer and guarantor financial information. There were two separate issuances of Senior Notes: $569 million (principal) of 4.70 percent notes which mature in 2021 and $325 million (principal) of 3.25 percent notes which mature in 2023. The Senior Notes are redeemable prior to maturity;

however, they are subject to a premium on redemption, which is based upon interest rates of U.S. Treasury securities having similar average maturities.

Through preliminary acquisition accounting the Senior Notes were recognized at estimated fair values of $614 million for the 4.70 percent notes and $324 million for the 3.25 percent notes as of the acquisition date. The differences between cash interest payments and the amounts recorded as interest expense at the effective market rates will adjust the carrying values of the notes to the principal amounts at maturity.

Installment Note

We assumed an installment note (Installment Note) payable to WestRock Land and Development, LLC (WR LD) that was issued in connection with Plum Creek's acquisition of certain timberland assets. The principal balance of the Installment Note is $860 million. Following the issuance, WR LD pledged the installment note to certain banks. The annual interest rate on the Installment Note is fixed at 5.207 percent. Interest is paid semi-annually with the principal due upon maturity in December 2023. The term may be extended at the request of the holder if the company at the time of the request intends to refinance all or a portion of the Installment Note for a term of five years or more. The Installment Note is generally not redeemable prior to maturity except in certain limited circumstances and could be subject to a premium on redemption.

We receive patronage refunds under the Installment Note. Patronage refunds are distributions of profits from banks in the farm credit system, which are cooperatives that are required to distribute profits to their members. Patronage distributions, which are made in either cash or stock, are received in the year after they were earned and are recorded as offsets to interest expense.

Through preliminary acquisition accounting, the Installment Note was recognized at an estimated fair value of $893 million as of the acquisition date. The difference between the cash interest payments and the amount being recorded as interest expense at the effective market rate will reduce the carrying value of the Installment Note to the principal amount at the maturity date.

Note Payable to Timberland Venture

We have assumed a promissory note payable to Timberland Venture (Note Payable to Timberland Venture) that has a principal balance of $783 million. The annual interest rate on the Note Payable to Timberland Venture is fixed at 7.375 percent. Interest is paid quarterly with the principal due upon maturity. The note matures on October 1, 2018, but may be extended until October 1, 2020, at our election. The note is not redeemable prior to maturity.

Through preliminary acquisition accounting, the Note Payable to Timberland Venture was recognized at an estimated fair value of $838 million as of the acquisition date. The difference between the cash interest payments and the amount being recorded as interest expense at the effective market rate will reduce the carrying value of the note to the principal amount at the maturity date.

The Timberland Venture is a related party, as described in Note 7: Related Parties.

NEW TERM LOANS ISSUED

During February 2016 and subsequent to completion of the Plum Creek merger, we entered into a $600 million 18-month senior unsecured term loan maturing in August 2017. Borrowings are currently at LIBOR plus 1.05 percent. As of June 30, 2016, we had $600 million outstanding under this facility.

During March 2016, we entered into a $1.9 billion 18-month senior unsecured term loan maturing in September 2017. Borrowings are currently at LIBOR plus 1.05 percent. At June 30, 2016, we had $800 million outstanding under this facility.

NOTE 11: FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values and carrying values of our long-term debt consisted of the following:

	JUNE 30, 2016		DECEMBER 31, 2015
DOLLAR AMOUNTS IN MILLIONS	CARRYING VALUE	FAIR VALUE (LEVEL 2)	CARRYING VALUE	FAIR VALUE (LEVEL 2)
Long-term Debt – fixed rate	$6,066	$7,184	$4,238	$4,967
Long-term Debt – variable rate	1,947	1,950	549	550
Note Payable to Timberland Venture	830	845	—	—
Total Debt	$8,843	$9,979	$4,787	$5,517

To estimate the fair value of fixed rate long-term debt, we used the following valuation approaches:

•	market approach – based on quoted market prices we received for the same types and issues of our debt; or

•	income approach – based on the discounted value of the future cash flows using market yields for the same type and comparable issues of debt.

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

FAIR VALUE OF OTHER FINANCIAL INSTRUMENTS

We believe that our other financial instruments, including cash and cash equivalents, short-term investments, mutual fund investments held in grantor trusts, receivables, and payables, have net carrying values that approximate their fair values with only insignificant differences. This is primarily due to the short-term nature of these instruments and the allowance for doubtful accounts.

NOTE 12: LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

This note provides details about our:

•	legal proceedings and

•	environmental matters.

LEGAL PROCEEDINGS

We are party to various legal proceedings arising in the ordinary course of business. We are not currently a party to any legal proceeding that management believes could have a material adverse effect on our long-term consolidated financial position, results of operations or cash flows. See Note 17: Income Taxes for a discussion of a tax proceeding involving Plum Creek REIT's 2008 U.S. federal income tax return.

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

We have received notification from the Environmental Protection Agency (the EPA) and have acknowledged that we are a potentially responsible party in a portion of the Kalamazoo River Superfund site in southwest Michigan. Our involvement in the remediation site is based on our former ownership of the Plainwell, Michigan mill located within the remediation site. In 2015, we received invitations from the EPA to negotiate an administrative order on consent for a contaminant removal action for a portion of the site comprising a stretch of the river approximately 1.7 miles long that the EPA refers to as the Otsego Township Dam Area. Several other companies also operated upstream pulp mills, and two other parties received the same invitations. On April 14, 2016, the EPA issued an administrative order to the company and the other parties, the terms and scope of which are generally consistent with the company’s and the other parties’ discussions with the EPA. The company and the other parties have begun to jointly implement the administrative order. At this time we do not expect to incur material losses related to the implementation of the administrative order.

As of June 30, 2016, our total accrual for future estimated remediation costs on the active Superfund sites and other sites for which we are responsible was approximately $36 million. These reserves are recorded in "Accrued liabilities" and "Other liabilities" on our Consolidated Balance Sheet. The accrual has not changed materially since the end of 2015.

Asset Retirement Obligations

We have obligations associated with the retirement of tangible long-lived assets consisting primarily of reforestation obligations related to forest management licenses in Canada and obligations to close and cap landfills. As of June 30, 2016, our accrued balance for these obligations was $32 million. These obligations are recorded in "Accrued liabilities" and "Other liabilities" on our Consolidated Balance Sheet. The accruals have not changed materially for continuing operations since the end of 2015.

Some of our sites have materials containing asbestos. We have met our current legal obligation to identify and manage these materials. In situations where we cannot reasonably determine when materials containing asbestos might be removed from the sites, we have not recorded an accrual because the fair value of the obligation cannot be reasonably estimated.

NOTE 13: CUMULATIVE OTHER COMPREHENSIVE INCOME (LOSS)

Changes in amounts included in our cumulative other comprehensive income (loss) by component are:

		PENSION		OTHER POSTRETIREMENT BENEFITS
DOLLAR AMOUNTS IN MILLIONS	Foreign currency translation adjustments	Actuarial losses	Prior service costs	Actuarial losses	Prior service credits	Unrealized gains on available-for-sale securities	Total
Beginning balance as of December 31, 2015	$207	$(1,372)	$(11)	$(77)	$35	$6	$(1,212)
Other comprehensive income (loss) before reclassifications	39	(19)	—	3	—	1	24
Income taxes	—	4	—	(1)	—	—	3
Net other comprehensive income (loss) before reclassifications	39	(15)	—	2	—	1	27
Amounts reclassified from cumulative other comprehensive income (loss)(1)	—	78	2	4	(4)	—	80
Income taxes	—	(27)	(1)	(1)	1	—	(28)
Net amounts reclassified from cumulative other comprehensive income (loss)	—	51	1	3	(3)	—	52
Total other comprehensive income (loss)	39	36	1	5	(3)	1	79
Ending balance as of June 30, 2016	$246	$(1,336)	$(10)	$(72)	$32	$7	$(1,133)
(1) Actuarial losses and prior service credits (cost) are included in the computation of net periodic benefit costs (credits). See Note 8: Pension and Other Postretirement Benefit Plans.

NOTE 14: SHARE-BASED COMPENSATION

In year-to-date 2016, we granted 6,121,835 stock options, 1,954,769 restricted stock units (RSUs), 495,079 performance share units (PSUs) and 106,752 stock appreciation rights. In addition, 1,128,765 outstanding RSUs and 288,780 outstanding PSUs vested during year-to-date 2016. A total of 1,516,957 shares of common stock were issued as a result of RSU vesting, PSU vesting and stock option exercises.

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

Replacement Stock Option Awards

The replacement stock option awards issued as a result of the merger with Plum Creek have similar exercise provisions as the terms of our current awards. All replacement stock option awards were fully vested prior to the date of the merger, so no expense will be recorded. The value of the replacement stock option awards was $5 million, which was included in the equity consideration issued in the merger as described in Note 4: Merger with Plum Creek.

Replacement Restricted Stock Unit Awards

The replacement RSUs issued as a result of the merger with Plum Creek have similar vesting provisions as the terms of existing Weyerhaeuser restricted stock unit awards. Expense for replacement RSUs will continue to be recognized over the remaining service period unless a qualifying termination occurs. A qualifying termination of an awardee will result in acceleration of vesting and expense recognition in the period that the qualifying termination occurs. Qualifying terminations during year-to-date 2016 resulted in accelerated vesting of 669,490 of the replacement RSUs and recognition of $15 million of expense. This accelerated expense is included in merger-related integration costs as described in Note 15: Charges for Integration and Restructuring, Closures and Asset Impairments.

Value Management Awards

Following the merger, the VMAs assumed were valued at target. All outstanding VMAs, if earned, will vest December 31, 2017, and be paid in the first quarter of 2018. The VMAs are classified and accounted for as liabilities, as they will be cash settled upon vesting. The expense recognized over the remaining performance period will equal the cash value of an award as of the last day of the performance period multiplied by the number of awards that are earned. Expense for VMAs will continue to be recognized over the remaining service period unless a qualifying termination occurs. A qualifying termination of an awardee will result in acceleration of vesting and expense recognition in the period that the qualifying termination occurs. Qualifying terminations during year-to-date 2016 resulted in $6 million of expense recognized. This accelerated expense is included in merger-related integration costs as described in Note 15: Charges for Integration and Restructuring, Closures and Asset Impairments.

STOCK OPTIONS

Excluding replacement awards granted as a result of the merger, the weighted average exercise price of stock options granted to date in 2016 was $23.09. The vesting and post-termination vesting terms for stock options granted to date in 2016 were as follows:

•	vest ratably over four years, except for the replacement stock option awards granted as a result of the Plum Creek merger, which were fully vested as of the grant date;

•	vest or continue to vest in the event of death while employed, disability or retirement at an age of at least 62;

•	continue to vest upon retirement at an age of at least 62, but a portion of the grant forfeits if retirement occurs before the one year anniversary of the grant;

•	continue to vest for one year in the event of involuntary termination when the retirement criteria has not been met; and

•	stop vesting for all other situations including early retirement prior to age 62.

Weighted Average Assumptions Used in Estimating the Value of Stock Options Granted in 2016

Stock Options(1)
Expected volatility	25.43%
Expected dividends	5.37%
Expected term (in years)	4.95
Risk-free rate	1.28%
Weighted average grant date fair value	$2.73

(1)	Weighted average assumptions presented do not include the replacement stock option awards issued as consideration for our merger with Plum Creek.

RESTRICTED STOCK UNITS

Excluding replacement awards granted as a result of the merger, the weighted average fair value of the RSUs granted in 2016 was $23.09. The vesting provisions for RSUs granted in 2016 were as follows:

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

The ultimate number of PSUs earned is based on three measures:

•	our relative total shareholder return (TSR) ranking measured against the S&P 500 over a three year period;

•	our relative TSR ranking measured against an industry peer group of companies over a three year period; and

•	achievement of Plum Creek merger cost synergy targets.

The vesting provisions for PSUs granted in 2016 were as follows:

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

STOCK APPRECIATION RIGHTS

Stock appreciation rights are re-measured to reflect the fair value at each reporting period. The following table shows the weighted average assumptions applied to all outstanding stock appreciation rights as of June 30, 2016.

Weighted Average Assumptions Used to Re-measure the Value of Stock Appreciation Rights as of June 30, 2016

Stock Appreciation Rights
Expected volatility	23.29%
Expected dividends	4.27%
Expected term (in years)	2.44
Risk-free rate	0.85%
Weighted average fair value	$6.52

The vesting and post-termination vesting terms for stock appreciation rights granted in 2016 are the same as for stock options described above.

NOTE 15: CHARGES FOR INTEGRATION AND RESTRUCTURING, CLOSURES AND ASSET IMPAIRMENTS

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2016	JUNE 2015	JUNE 2016	JUNE 2015
Integration and restructuring charges related to our merger with Plum Creek:
Termination benefits	$3	$—	$48	$—
Acceleration of share-based compensation related to qualifying terminations (Note 14)	2	—	21	—
Acceleration of pension benefits related to qualifying terminations (Note 8)	—	—	5	—
Professional services	—	—	39	—
Other integration and restructuring costs	3	—	5	—
Total integration and restructuring charges related to our merger with Plum Creek	8	—	118	—
Charges related to closures and other restructuring activities:
Termination benefits	3	—	3	1
Other closures and restructuring costs	1	—	2	—
Total charges related to closures and other restructuring activities	4	—	5	1
Impairments of long-lived assets	2	—	2	13
Total charges for integration and restructuring, closures and impairments	$14	$—	$125	$14

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

Changes in accrued severance related to restructuring during the year-to-date period ended June 30, 2016, were as follows:

DOLLAR AMOUNTS IN MILLIONS
Accrued severance as of December 31, 2015	$5
Charges	51
Payments	(26)
Accrued severance as of June 30, 2016	$30

Accrued severance is recorded within the "Wages, salaries and severance pay" component of "Accrued liabilities" on our Consolidated Balance Sheet as detailed in Note 9: Accrued Liabilities. The majority of the accrued severance balance as of June 30, 2016, is expected to be paid within one year.

NOTE 16: OTHER OPERATING COSTS (INCOME), NET

Other operating costs (income), net:

•	includes both recurring and occasional income and expense items and

•	can fluctuate from year to year.

ITEMS INCLUDED IN OTHER OPERATING COSTS (INCOME), NET

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2016	JUNE 2015	JUNE 2016	JUNE 2015
Gain on disposition of nonstrategic assets	$(10)	$(4)	$(46)	$(6)
Foreign exchange losses (gains), net	1	(8)	(12)	21
Litigation expense, net	18	6	21	11
Other, net	(4)	2	(10)	(1)
Total other operating costs (income), net	$5	$(4)	$(47)	$25

Gain on disposition of nonstrategic assets included a $36 million pretax gain recognized in the first quarter of 2016 on the sale of our Federal Way, Washington headquarters campus.
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

Following the merger with Plum Creek in first quarter 2016, our income tax receivables and deferred income tax balances for our TRS have been adjusted to include Plum Creek’s TRS, which include $4 million in federal income tax receivables and $61 million in deferred income tax assets arising from temporary differences between the tax bases and book bases of assets acquired and liabilities assumed in the merger. See Note 4: Merger with Plum Creek for additional details.

ONGOING IRS MATTER

We received a Notice of Final Partnership Administrative Adjustment (FPAA), dated July 20, 2016, from the Internal Revenue Service (IRS) in regard to Plum Creek REIT’s 2008 U.S. federal income tax treatment of the transaction forming the Timberland Venture. The IRS is asserting the transfer of the timberlands to the Timberland Venture was a taxable transaction to the company at the time of the transfer rather than a nontaxable capital contribution. We plan to file a petition in the U.S. Tax Court and will vigorously contest this adjustment.

In the event that we are unsuccessful in this tax litigation, we could be required to recognize and distribute gain to shareholders of approximately $600 million and pay built-in gains tax of approximately $100 million. We would also be required to pay interest on both of those amounts, which would be substantial. We expect that as much as 80 percent of any such distribution could be made with our common stock, and shareholders would be subject to tax on the distribution at the applicable capital gains tax rate. Alternatively, we could elect to retain the gain and pay corporate-level tax to minimize interest costs to the company.

Although the outcome of this process cannot be predicted with certainty, we are confident in our position based on U.S. tax law and believe we will be successful in defending it. Accordingly, no reserve has been recorded related to this matter.

NOTE 18: CONDENSED CONSOLIDATING FINANCIAL INFORMATION

PC Timberlands, a 100 percent owned subsidiary of Weyerhaeuser Company (WY), is the primary obligor of $894 million in debt securities that are registered under the U.S. Securities Act of 1933. WY has guaranteed this debt, fully, unconditionally and irrevocably assuming and agreeing to perform, jointly and severally with PC Timberlands, the payment and covenant obligations for the debt.

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS – QUARTER

	QUARTER ENDED JUNE 30, 2016
DOLLAR AMOUNTS IN MILLIONS	Parent Company – WY	Subsidiary Issuer – PC Timberlands	Non-Issuer and Non-Guarantor Subsidiaries	Eliminations	Total Company
Net sales	$186	$55	$1,618	$(204)	$1,655
Costs of products sold	68	37	1,360	(207)	1,258
Gross margin	118	18	258	3	397
Other operating expenses, net	12	14	113	—	139
Operating income	106	4	145	3	258
Non-operating expense, net	(23)	(9)	(65)	—	(97)
Earnings (loss) from continuing operations before income taxes	83	(5)	80	3	161
Income taxes	—	—	(31)	—	(31)
Earnings (loss) from continuing operations	83	(5)	49	3	130
Earnings from discontinued operations, net of income taxes	—	—	38	—	38
Net earnings (loss)	83	(5)	87	3	168
Dividends on preference shares	(11)	—	—	—	(11)
Net earnings (loss) attributable to Weyerhaeuser common shareholders	$72	$(5)	$87	$3	$157

	QUARTER ENDED JUNE 30, 2015
DOLLAR AMOUNTS IN MILLIONS	Parent Company – WY	Subsidiary Issuer – PC Timberlands*	Non-Issuer and Non-Guarantor Subsidiaries	Eliminations	Total Company
Net sales	$181	$—	$1,327	$(163)	$1,345
Costs of products sold	55	—	1,170	(168)	1,057
Gross margin	126	—	157	5	288
Other operating expenses, net	17	—	71	—	88
Operating income	109	—	86	5	200
Non-operating expense, net	(13)	—	(63)	—	(76)
Earnings from continuing operations before income taxes	96	—	23	5	124
Income taxes	—	—	1	—	1
Earnings from continuing operations	96	—	24	5	125
Earnings from discontinued operations, net of income taxes	—	—	19	—	19
Net earnings	96	—	43	5	144
Dividends on preference shares	(11)	—	—	—	(11)
Net earnings attributable to Weyerhaeuser common shareholders	$85	$—	$43	$5	$133

*
The Subsidiary Issuer – PC Timberlands – was acquired February 19, 2016, and there were no guarantees by Parent Company prior to that date. As such, information is included for this entity beginning on the acquisition date.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS – YEAR-TO-DATE

	YEAR-TO-DATE ENDED JUNE 30, 2016
DOLLAR AMOUNTS IN MILLIONS	Parent Company – WY	Subsidiary Issuer – PC Timberlands*	Non-Issuer and Non-Guarantor Subsidiaries	Eliminations	Total Company
Net sales	$372	$82	$2,996	$(390)	$3,060
Costs of products sold	125	61	2,551	(390)	2,347
Gross margin	247	21	445	—	713
Other operating expenses, net	93	36	173	—	302
Operating income (loss)	154	(15)	272	—	411
Non-operating expense, net	(35)	(15)	(128)	—	(178)
Earnings (loss) from continuing operations before income taxes	119	(30)	144	—	233
Income taxes	—	—	(42)	—	(42)
Earnings (loss) from continuing operations	119	(30)	102	—	191
Earnings from discontinued operations, net of income taxes	—	—	58	—	58
Net earnings (loss)	119	(30)	160	—	249
Dividends on preference shares	(22)	—	—	—	(22)
Net earnings (loss) attributable to Weyerhaeuser common shareholders	$97	$(30)	$160	$—	$227

	YEAR-TO-DATE ENDED JUNE 30, 2015
DOLLAR AMOUNTS IN MILLIONS	Parent Company – WY	Subsidiary Issuer – PC Timberlands*	Non-Issuer and Non-Guarantor Subsidiaries	Eliminations	Total Company
Net sales	$379	$—	$2,579	$(333)	$2,625
Costs of products sold	116	—	2,273	(339)	2,050
Gross margin	263	—	306	6	575
Other operating expenses, net	36	—	189	—	225
Operating income	227	—	117	6	350
Non-operating expense, net	(19)	—	(130)	—	(149)
Earnings (loss) from continuing operations before income taxes	208	—	(13)	6	201
Income taxes	—	—	(8)	—	(8)
Earnings (loss) from continuing operations	208	—	(21)	6	193
Earnings from discontinued operations, net of income taxes	—	—	52	—	52
Net earnings	208	—	31	6	245
Dividends on preference shares	(22)	—	—	—	(22)
Net earnings attributable to Weyerhaeuser common shareholders	$186	$—	$31	$6	$223

*
The Subsidiary Issuer – PC Timberlands – was acquired February 19, 2016, and there were no guarantees by Parent Company prior to that date. As such, information is included for this entity beginning on the acquisition date.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) – QUARTER

	QUARTER ENDED JUNE 30, 2016
DOLLAR AMOUNTS IN MILLIONS	Parent Company – WY	Subsidiary Issuer – PC Timberlands	Non-Issuer and Non-Guarantor Subsidiaries	Eliminations	Total Company
Net earnings (loss)	$83	$(5)	$87	$3	$168
Other comprehensive income:
Foreign currency translation adjustments	—	—	(2)	—	(2)
Actuarial gains, net of tax expense	1	—	30	—	31
Prior service costs, net of tax expense	—	—	—	—	—
Unrealized gains on available-for-sale securities	—	1	—	—	1
Total other comprehensive income	1	1	28	—	30
Comprehensive income (loss)	$84	$(4)	$115	$3	$198

	QUARTER ENDED JUNE 30, 2015
DOLLAR AMOUNTS IN MILLIONS	Parent Company – WY	Subsidiary Issuer – PC Timberlands*	Non-Issuer and Non-Guarantor Subsidiaries	Eliminations	Total Company
Net earnings	$96	$—	$43	$5	$144
Other comprehensive income:
Foreign currency translation adjustments	—	—	12	—	12
Actuarial gains (losses), net of tax expense	(1)	—	45	—	44
Prior service costs (credits), net of tax expense	(1)	—	1	—	—
Unrealized gains on available-for-sale securities	—	—	—	—	—
Total other comprehensive income (loss)	(2)	—	58	—	56
Comprehensive income	$94	$—	$101	$5	$200

*
The Subsidiary Issuer – PC Timberlands – was acquired February 19, 2016, and there were no guarantees by Parent Company prior to that date. As such, information is included for this entity beginning on the acquisition date.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) – YEAR-TO-DATE

	YEAR-TO-DATE ENDED JUNE 30, 2016
DOLLAR AMOUNTS IN MILLIONS	Parent Company – WY	Subsidiary Issuer – PC Timberlands*	Non-Issuer and Non-Guarantor Subsidiaries	Eliminations	Total Company
Net earnings (loss)	$119	$(30)	$160	$—	$249
Other comprehensive income:
Foreign currency translation adjustments	—	—	39	—	39
Actuarial gains, net of tax expense	3	—	38	—	41
Prior service credits, net of tax expense	—	—	(2)	—	(2)
Unrealized gains on available-for-sale securities	—	1	—	—	1
Total other comprehensive income	3	1	75	—	79
Comprehensive income (loss)	$122	$(29)	$235	$—	$328

	YEAR-TO-DATE ENDED JUNE 30, 2015
DOLLAR AMOUNTS IN MILLIONS	Parent Company – WY	Subsidiary Issuer – PC Timberlands*	Non-Issuer and Non-Guarantor Subsidiaries	Eliminations	Total Company
Net earnings	$208	$—	$31	$6	$245
Other comprehensive income:
Foreign currency translation adjustments	—	—	(35)	—	(35)
Actuarial gains, net of tax expense	4	—	102	—	106
Prior service credits, net of tax expense	(1)	—	(1)	—	(2)
Unrealized gains on available-for-sale securities	—	—	1	—	1
Total other comprehensive income	3	—	67	—	70
Comprehensive income	$211	$—	$98	$6	$315

*
The Subsidiary Issuer – PC Timberlands – was acquired February 19, 2016, and there were no guarantees by Parent Company prior to that date. As such, information is included for this entity beginning on the acquisition date.

CONDENSED CONSOLIDATING BALANCE SHEET

	JUNE 30, 2016
DOLLAR AMOUNTS IN MILLIONS	Parent Company – WY	Subsidiary Issuer – PC Timberlands	Non-Issuer and Non-Guarantor Subsidiaries	Eliminations	Total Company
Cash and cash equivalents	$69	$20	$396	$—	$485
Other current assets	73	7	863	(8)	935
Assets of discontinued operations	—	—	1,908	—	1,908
Total current assets	142	27	3,167	(8)	3,328
Property and equipment, net	165	89	1,208	—	1,462
Timber and timberlands at cost, net	3,454	5,813	5,228	(21)	14,474
Investments in and advances to subsidiaries	11,875	4,565	630	(17,070)	—
Other assets	96	139	3,125	(635)	2,725
Total assets	$15,732	$10,633	$13,358	$(17,734)	$21,989

Current liabilities	$174	$83	$639	$(5)	$891
Liabilities of discontinued operations	—	—	666	—	666
Total current liabilities	174	83	1,305	(5)	1,557
Note payable to Timberland Venture	—	—	830	—	830
Long-term debt	3,935	935	3,743	(600)	8,013
Other long-term liabilities	87	498	1,574	—	2,159
Total liabilities	4,196	1,516	7,452	(605)	12,559
Equity:
Mandatory convertible preference shares	14	—	—	—	14
Common shares	916	—	—	—	916
Other equity	10,606	9,117	5,906	(17,129)	8,500
Total equity	11,536	9,117	5,906	(17,129)	9,430
Total liabilities and equity	$15,732	$10,633	$13,358	$(17,734)	$21,989

CONDENSED CONSOLIDATING BALANCE SHEET (continued)

	DECEMBER 31, 2015
DOLLAR AMOUNTS IN MILLIONS	Parent Company – WY	Subsidiary Issuer – PC Timberlands*	Non-Issuer and Non-Guarantor Subsidiaries	Eliminations	Total Company
Cash and cash equivalents	$673	$—	$338	$—	$1,011
Other current assets	7	—	693	(6)	694
Assets of discontinued operations	—	—	1,934	—	1,934
Total current assets	680	—	2,965	(6)	3,639
Property and equipment, net	167	—	1,066	—	1,233
Timber and timberlands at cost, net	3,538	—	2,964	(23)	6,479
Investments in and advances to subsidiaries	2,948	—	—	(2,948)	—
Other assets	88	—	1,916	(635)	1,369
Total assets	$7,421	$—	$8,911	$(3,612)	$12,720

Current liabilities	$66	$—	$574	$(5)	$635
Liabilities of discontinued operations	—	—	690	—	690
Total current liabilities	66	—	1,264	(5)	1,325
Long-term debt	1,645	—	3,742	(600)	4,787
Other long-term liabilities	91	—	1,648	—	1,739
Total liabilities	1,802	—	6,654	(605)	7,851
Equity:
Mandatory convertible preference shares	14	—	—	—	14
Common shares	638	—	—	—	638
Other equity	4,967	—	2,257	(3,007)	4,217
Total equity	5,619	—	2,257	(3,007)	4,869
Total liabilities and equity	$7,421	$—	$8,911	$(3,612)	$12,720

*
The Subsidiary Issuer – PC Timberlands – was acquired February 19, 2016, and there were no guarantees by Parent Company prior to that date. As such, information is included for this entity beginning on the acquisition date.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	YEAR-TO-DATE ENDED JUNE 30, 2016
DOLLAR AMOUNTS IN MILLIONS	Parent Company – WY	Subsidiary Issuer – PC Timberlands*	Non-Issuer and Non-Guarantor Subsidiaries	Eliminations	Total Company
Net cash from (used in) operations	$40	$38	$461	$—	$539
Net cash from (used in) investing activities:
Capital expenditures	$(25)	$(9)	$(140)	$—	$(174)
Acquisition of timberlands	(1)	—	(7)	—	(8)
Proceeds from sale of assets	—	—	83	—	83
Proceeds from contribution of timberlands to related party	—	440	—	—	440
Distributions from joint ventures	—	—	27	—	27
Cash acquired in merger with Plum Creek	—	5	4	—	9
Distribution from subsidiaries	812	—	—	(812)	—
Other	—	(3)	—	—	(3)
Net cash from (used in) investing activities	$786	$433	$(33)	$(812)	$374
Net cash from (used in) financing activities:
Net proceeds from issuance of debt	$1,398	$—	$—	$—	$1,398
Payments on debt	(720)	—	(3)	—	(723)
Cash dividends on common shares	(469)	—	—	—	(469)
Cash dividends on preference shares	(11)	—	—	—	(11)
Repurchase of common stock	(1,629)	—	—	—	(1,629)
Distribution to parent	—	(451)	(361)	812	—
Other	1	—	—	—	1
Net cash used in financing activities	$(1,430)	$(451)	$(364)	$812	$(1,433)

	YEAR-TO-DATE ENDED JUNE 30, 2015
DOLLAR AMOUNTS IN MILLIONS	Parent Company – WY	Subsidiary Issuer – PC Timberlands*	Non-Issuer and Non-Guarantor Subsidiaries	Eliminations	Total Company
Net cash from (used in) operations	$(4)	$—	$458	$—	$454
Net cash from (used in) investing activities:
Capital expenditures	$(30)	$—	$(167)	$—	$(197)
Acquisitions of timberlands	(26)	—	(6)	—	(32)
Proceeds from sale of assets	—	—	6	—	6
Issuance of note to parent	—	—	(600)	600	—
Distribution from subsidiaries	292	—	—	(292)	—
Other	12	—	—	—	12
Net cash from (used in) investing activities	$248	$—	$(767)	$308	$(211)
Net cash from (used in) financing activities:
Proceeds from note from subsidiary	$600	$—	$—	$(600)	$—
Cash dividends on common shares	(301)	—	—	—	(301)
Cash dividends on preferred shares	(11)	—	—	—	(11)
Repurchase of common stock	(407)	—	—	—	(407)
Distribution to parent	—	—	(292)	292	—
Other	17	—	—	—	17
Net cash from (used in) financing activities	$(102)	$—	$(292)	$(308)	$(702)

*
The Subsidiary Issuer – PC Timberlands – was acquired February 19, 2016, and there were no guarantees by Parent Company prior to that date. As such, information is included for this entity beginning on the acquisition date.

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

•	performance of our manufacturing operations, including maintenance and capital requirements;

•	potential disruptions in our manufacturing operations;

•	the level of competition from domestic and foreign producers;

•	raw material availability and prices;

•	the effect of weather;

•	the risk of loss from fires, floods, windstorms, hurricanes, pest infestation and other natural disasters;

•	energy prices;

•	the successful execution of our internal plans and strategic initiatives, including without limitation the realization of cost and operational synergies;

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

In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, sales realizations, shipment volumes, and net contributions to earnings are based on the quarter and year-to-date period ended June 30, 2016, compared to the quarter and year-to-date period ended June 30, 2015.

The following discussion includes references to results from acquired Plum Creek operations beginning on the February 19, 2016, merger date and the respective impacts of these results to our current period results when compared to our prior period results, which do not include pre-merger results of Plum Creek operations. When compared to historical Plum Creek results, the post-merger results of the acquired operations are significantly impacted by the following items:

•
Increased depletion charges and increased basis of real estate sold as a result of applying acquisition accounting to Timber and timberlands assets acquired as described in Note 4: Merger with Plum Creek and

•	Certain merger-related costs as described in Note 15: Charges for Integration and Restructuring, Closures and Asset Impairments.

ECONOMIC AND MARKET CONDITIONS AFFECTING OUR OPERATIONS

The strength of the U.S. housing market strongly affects our Wood Products and Timberlands segments. As published by the U.S. Census Bureau, total housing starts for 2015 were 1.11 million units. We continue to expect improving U.S. housing starts and anticipate a level of approximately 1.2 million units in 2016 as a result of employment growth, improving consumer confidence and continued historically low mortgage rates. In the first half of 2016 housing starts averaged 1.16 million total units on a seasonally adjusted annual basis according to the U.S. Census Bureau and single family units averaged 0.78 million as a seasonally adjusted annual rate. This is consistent with expectations for 8 percent to 10 percent year-over-year growth in starts. Repair and remodeling activity is also a driver of wood product demand. The Joint Center for Housing of Harvard University is projecting an increase in remodeling expenditures of 8.6 percent in 2016 over 2015.

Our Real Estate & ENR segment is affected by the health of the U.S. economy and especially the U.S. housing sector, which influences the real estate market. According to the Realtors Land Institute of the National Association of Realtors, land transaction prices and volumes are expected to be the same or stronger in 2016 compared to 2015.

Demand for logs from our Timberlands segment is affected by production levels of wood-based building products. U.S. wood product markets advanced in second quarter 2016, consistent with the spring construction season and helped by a rising single family share of total housing starts. Single family starts are up 15 percent year to date over the same period last year on a seasonally adjusted basis. Demand for logs increased with wood products production and log supplies kept pace, leaving prices relatively flat from first quarter 2016 for western and southern sawlogs and southern pulpwood. Our western holdings are also affected by export demand. Log inventories in Chinese ports in April and May were lower in 2016 than for the same period in 2015 and demand was seasonally higher in second quarter 2016 as activity picked up after the conclusion of lunar New Year celebrations that impacted first quarter 2016. Japan housing starts for January through April 2016 are up 6.4 percent from the same period last year. Housing starts are a key driver of wood product and log demand in Japan. We expect demand from China and Japan in 2016 to be similar to 2015.

CONSOLIDATED RESULTS

How We Did Second Quarter and Year-to-Date 2016

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	JUNE 2016	JUNE 2015	2016 VS. 2015	JUNE 2016	JUNE 2015	2016 VS. 2015
Net sales	$1,655	$1,345	$310	$3,060	$2,625	$435
Costs of products sold	1,258	1,057	201	2,347	2,050	297
Operating income	258	200	58	411	350	61
Earnings of discontinued operations, net of tax	38	19	19	58	52	6
Net earnings attributable to Weyerhaeuser common shareholders	157	133	24	227	223	4
Earnings per share attributable to Weyerhaeuser shareholders, basic and diluted	$0.21	$0.26	$(0.05)	$0.33	$0.43	$(0.10)

Comparing Second Quarter 2016 with Second Quarter 2015

Net sales

Net sales increased $310 million – 23 percent. Excluding $236 million of net sales attributable to acquired Plum Creek operations, net sales increased $74 million – 6 percent – attributable to the following:

•	Timberlands segment sales increased $2 million, primarily due to increased sales volumes in the West and South;

•	Real Estate & ENR segment sales increased $8 million, primarily due to increased volume of real estate acres sold; and

•
Wood Products segment sales increased $64 million, primarily due to increased oriented strand board and lumber average sales realizations and increased lumber and engineered solid section shipment volumes.

Costs of products sold

Costs of products sold increased $201 million – 19 percent. Excluding $199 million of costs of products sold attributable to acquired Plum Creek operations, costs of products sold increased $2 million, primarily attributable to the following:

•	Timberlands costs of products sold increased $4 million, primarily due to increased sales volumes and higher fee sourcing costs in the West.

•	Real Estate & ENR costs of products sold increased $3 million, primarily due to increased real estate sales as explained above.

•	Costs of products sold from Unallocated Items increased $4 million, primarily due to higher unallocated pension expense.

These increases were partially offset by decreased costs of products sold in our Wood Products segment – $9 million – primarily due to lower log, resin and manufacturing costs per unit. These decreases were partially offset by increased sales volumes for lumber and engineered solid section.

Operating income

Operating income increased $58 million – 29 percent. Excluding $11 million of operating income attributable to acquired Plum Creek operations, operating income increased $47 million – 24 percent – primarily attributable to increased net sales and Costs of products sold explained above.
These increases were partially offset by a $14 million increase to charges for integration and restructuring, closures and asset impairments, which is primarily attributable to the following:

•	integration costs related to our merger with Plum Creek – $8 million – and

•	restructuring charges related to our decision to close our lumber and plywood mills in Columbia Falls, Montana – $3 million.

Net earnings attributable to Weyerhaeuser common shareholders

Our net earnings attributable to Weyerhaeuser common shareholders increased $24 million – 18 percent. Excluding $9 million of net losses attributable to acquired Plum Creek operations, net earnings increased $33 million – 25 percent. Earnings from discontinued operations, net of tax, increased $19 million – 100 percent – primarily due to lower costs of products sold from ceasing depreciation when Cellulose Fibers manufacturing assets were classified as held-for-sale during second quarter 2016 – $17 million (net of tax effect). This reduction to costs of products sold was partially offset by lower sales realizations.

Excluding earnings from discontinued operations, net of tax, net earnings attributable to Weyerhaeuser common shareholders increased $5 million – 4 percent – primarily attributable to the variances in net sales, costs of products sold and operating income as explained above, partially offset by a $33 million increase in income taxes from continuing operations resulting from increased taxable earnings generated by our TRS.

Comparing Year-to-Date 2016 with Year-to-Date 2015

Net sales

Net sales increased $435 million – 17 percent. Excluding $358 million of net sales attributable to acquired Plum Creek operations, net sales increased $77 million – 3 percent. This was attributable to increased sales in our Wood Products segment – $87 million, primarily due to increased oriented strand board average sales realizations and increased shipment volumes for oriented strand board and lumber.
This increase was partially offset by the following:

•	Timberlands segment sales decreased $2 million, primarily due to lower fiber prices in the West and South, offset by increased sales volumes in the West; and

•
Real Estate & ENR segment sales decreased $8 million, primarily due to decreases in volume of timberlands acres sold and lower oil and natural gas prices, partially offset by an increase in the average price realized per timberland acre.

Costs of products sold

Costs of products sold increased $297 million – 14 percent. Excluding $298 million of costs of products sold attributable to acquired Plum Creek operations, costs of products sold decreased $1 million, primarily attributable to the following:

•	Real Estate & ENR costs of products sold decreased $5 million, primarily due to a decrease in real estate acreage sold;

•	Wood Products costs of products sold decreased $4 million, primarily due to lower log, resin and manufacturing costs per unit, partially offset by increased sales volume in most product lines; and

•	Costs of products sold from Unallocated Items decreased $6 million primarily due to a decrease in the amount of intersegment profit eliminated from ending inventory and LIFO reserves.
These decreases were offset by a $14 million – 2 percent – increase in Timberlands costs of products sold caused by increased sales volumes and increased fee sourcing costs in the West.

Operating income

Operating income increased $61 million – 17 percent. Excluding $21 million of operating income attributable to acquired Plum Creek operations, operating income increased $40 million – 11 percent primarily due to the following:

•	increased gross profit as described above – $78 million,

•	a pretax gain related to the sale of our Federal Way headquarters campus – $36 million, and

•	gain on noncash foreign exchange debt held by our Canadian entity – $34 million.
These increases were partially offset by $118 million of transaction and integration costs from our merger with Plum Creek.

Net earnings attributable to Weyerhaeuser common shareholders

Our net earnings attributable to Weyerhaeuser common shareholders increased $4 million – 2 percent. Excluding $39 million of net losses attributable to acquired Plum Creek operations, net earnings increased $43 million – 19 percent. Earnings from discontinued operations, net of tax, increased $6 million – 12 percent – primarily due to lower costs of products sold from ceasing depreciation when Cellulose Fibers manufacturing assets were classified as held-for-sale during second quarter 2016. This reduction to costs of products sold was partially offset by lower sales realizations.

Excluding earnings from discontinued operations, net of tax, net earnings attributable to Weyerhaeuser common shareholders increased $37 million – 17 percent – primarily attributable to the variances in net sales, costs of products sold and operating income as explained above, partially offset by a $35 million increase in income taxes from continuing operations resulting from increased taxable earnings generated by our TRS.

TIMBERLANDS

How We Did Second Quarter 2016 and Year-to-Date 2016

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2016	JUNE 2015	2016 VS. 2015	JUNE 2016	JUNE 2015	2016 VS. 2015
Net sales to unaffiliated customers:
Delivered logs(1):
West	$232	$221	$11	$447	$431	$16
South	154	58	96	255	116	139
North	19	—	19	32	—	32
Other	7	3	4	14	11	3
Subtotal delivered logs sales	412	282	130	748	558	190
Stumpage and pay-as-cut timber	23	10	13	38	14	24
Products from international operations(2)	21	25	(4)	37	49	(12)
Recreational and other lease revenue	8	5	3	14	11	3
Other	7	6	1	21	19	2
Subtotal net sales to unaffiliated customers	471	328	143	858	651	207
Intersegment sales:
United States	153	139	14	297	288	9
Other	40	48	(8)	118	127	(9)
Subtotal intersegment sales	193	187	6	415	415	—
Total sales	$664	$515	$149	$1,273	$1,066	$207
Costs of products sold	$509	$383	$126	$968	$778	$190
Operating income and Net contribution to earnings	$125	$117	$8	$254	$256	$(2)

(1)
The Western region includes Washington and Oregon. The Southern region includes Virginia, North Carolina, South Carolina, Florida, Georgia, Alabama, Mississippi, Louisiana, Arkansas, Texas and Oklahoma. The Northern region includes West Virginia, Maine, New Hampshire, Vermont, Michigan, Wisconsin and Montana. Other includes our Canadian operations and the timberlands of the Twin Creeks Venture that we manage.

(2)	Includes logs, plywood and hardwood lumber harvested or produced by our international operations in Uruguay.

Comparing Second Quarter 2016 with Second Quarter 2015

Net sales – unaffiliated customers

Net sales to unaffiliated customers increased $143 million – 44 percent. Excluding $141 million of net sales attributable to acquired Plum Creek timberlands operations, net sales to unaffiliated customers increased $2 million – 1 percent – primarily due to slightly higher sales volumes in the South and West.

Intersegment sales

Intersegment sales increased $6 million – 3 percent. Excluding intersegment sales from Plum Creek timberlands operations of $7 million, intersegment sales were consistent between the compared periods.

Costs of products sold

Costs of products sold increased $126 million – 33 percent. Excluding $122 million of costs attributable to acquired Plum Creek operations, costs of products sold increased $4 million – 1 percent – primarily due to increased sales volumes and higher fee sourcing costs in the West.

Operating income and Net contribution to earnings

Operating income and Net contribution to earnings increased $8 million – 7 percent. Excluding $6 million of income attributable to acquired Plum Creek operations, operating income increased $2 million – 2 percent – attributable to net sales and costs of products sold explained above.

Comparing Year-to-Date 2016 with Year-to-Date 2015

Net sales – unaffiliated customers

Net sales to unaffiliated customers increased $207 million – 32 percent. Excluding $209 million of net sales attributable to acquired Plum Creek operations, net sales to unaffiliated customers decreased $2 million, primarily due to lower fiber prices in the West and South, offset by a 7 percent increase in sales volumes in the West.

Intersegment sales

Intersegment sales did not change. Excluding intersegment sales from Plum Creek timberlands operations of $11 million, intersegment sales decreased $11 million – 3 percent – primarily due to slightly lower sales realizations, partially offset by a 4 percent increase to sales volumes in both the West and the South.

Costs of products sold

Costs of products sold increased $190 million – 24 percent. Excluding $176 million of costs of products sold attributable to Plum Creek operations, costs of products sold increased $14 million – 2 percent – primarily due to increased sales volumes and increased fee sourcing costs in the West.

Operating income and Net contribution to earnings

Operating income and Net contribution to earnings decreased $2 million – 1 percent. Excluding $13 million of income attributable to acquired Plum Creek operations, operating income decreased $15 million – 6 percent – attributable to:

•	increased selling, general and administrative costs related to integrating operations following the Plum Creek merger; and

•	decreased net sales and increased costs of products sold explained above.

THIRD-PARTY LOG SALES VOLUMES AND FEE HARVEST VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS (1)(2)	JUNE 2016	JUNE 2015	2016 VS. 2015	JUNE 2016	JUNE 2015	2016 VS. 2015
Third party log sales – tons:
West	2,363	2,207	156	4,496	4,215	281
South	4,340	1,582	2,758	7,121	3,137	3,984
North	292	—	292	502	—	502
Uruguay	89	197	(108)	235	362	(127)
Other	169	61	108	338	257	81
Total	7,253	4,047	3,206	12,692	7,971	4,721
Fee harvest volumes – tons:
West	2,980	2,662	318	5,781	5,419	362
South	7,061	3,559	3,502	12,091	6,900	5,191
North	454	—	454	714	—	714
Uruguay	248	242	6	547	505	42
Other	181	—	181	181	—	181
Total	10,924	6,463	4,461	19,314	12,824	6,490

(1)
The West region includes Washington and Oregon. The South region includes Virginia, North Carolina, South Carolina, Florida, Georgia, Alabama, Mississippi, Louisiana, Arkansas, Texas and Oklahoma. The North region includes West Virginia, Maine, New Hampshire, Vermont, Michigan, Wisconsin, and Montana. Other includes our Canadian operations and the timberlands of the Twin Creeks Venture that we manage.

(2)
Beginning in the first quarter of 2016, we report log sales and fee harvest volumes in tons. Prior period volumes have been converted from cubic meters to tons using annualized 2015 conversion factors as follows:

West: 1.056 m3 = 1 ton
South: 0.818 m3 = 1 ton
Canada: 1.244 m3 = 1 ton
Uruguay: 0.907 m3 = 1 ton

REAL ESTATE, ENERGY & NATURAL RESOURCES

How We Did Second Quarter 2016 and Year-to-Date 2016

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2016	JUNE 2015	2016 VS. 2015	JUNE 2016	JUNE 2015	2016 VS. 2015
Net sales:
Real estate	$26	$8	$18	56	35	21
Energy and natural resources	12	5	7	21	12	9
Total	$38	$13	$25	$77	$47	$30
Costs of products sold	$19	$2	$17	$39	$12	$27
Operating income	$12	$10	$2	$27	$33	$(6)
Equity earnings from joint venture	—	—	—	—	—	—
Net contribution to earnings	$12	$10	$2	$27	$33	$(6)

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

Comparing Second Quarter 2016 with Second Quarter 2015

Net sales

Net sales increased $25 million – 192 percent. Excluding $17 million of net sales attributable to acquired Plum Creek operations, net sales increased $8 million – 62 percent – attributable to increases in volume of timberlands acres sold. This increase was partially offset by a decrease in average price realized per acre.

Costs of products sold

Costs of products sold increased $17 million. Excluding the $14 million of costs of products sold attributable to acquired Plum Creek operations, costs of products sold increased $3 million, primarily due to increased real estate sales volume as explained above.

Operating income and Net contribution to earnings

Operating income and Net contribution to earnings for the quarter increased $2 million – 20 percent. Excluding $2 million of operating income and net contribution to earnings attributable to acquired Plum Creek operations, operating income and net contribution to earnings were unchanged.

Comparing Year-to-Date 2016 with Year-to-Date 2015

Net sales

Net sales increased $30 million – 64 percent. Excluding $38 million of net sales attributable to acquired Plum Creek operations, net sales decreased $8 million – 17 percent.

•	Net real estate sales decreased $6 million – 17 percent – attributable to decreases in volume of timberlands acres sold, partially offset by an increase in the average price realized per acre.

•	Net energy and natural resource sales decreased $2 million – 17 percent – primarily due to lower oil and natural gas prices.
Costs of products sold

Costs of products sold increased $27 million. Excluding the $32 million of costs of products sold attributable to acquired Plum Creek operations, costs of products sold decreased $5 million – 42 percent – primarily due to a decrease in real estate acreage sold.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings for the quarter decreased $6 million – 18 percent. Excluding $4 million of operating income and net contribution to earnings attributable to acquired Plum Creek operations, operating income and net contribution to earnings decreased $10 million – 30 percent, primarily attributable to decreased net sales of Weyerhaeuser legacy operations as explained above.

REAL ESTATE SALES STATISTICS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
	JUNE 2016	JUNE 2015	2016 VS. 2015	JUNE 2016	JUNE 2015	2016 VS. 2015
Acres sold	10,020	1,220	8,800	25,245	15,595	9,650
Average price per acre	$2,555	$4,490	$(1,935)	$2,210	$2,025	$185

WOOD PRODUCTS

How We Did Second Quarter 2016 and Year-to-Date 2016

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2016	JUNE 2015	2016 VS. 2015	JUNE 2016	JUNE 2015	2016 VS. 2015
Net sales:
Structural lumber	$498	$450	$48	$917	$884	$33
Engineered solid section	115	113	2	224	207	17
Engineered I-joists	73	76	(3)	139	137	2
Oriented strand board	182	147	35	345	284	61
Softwood plywood	50	36	14	85	69	16
Medium density fiberboard	41	—	41	61	—	61
Other products produced	48	48	—	94	96	(2)
Complementary building products	139	134	5	260	250	10
Total	$1,146	$1,004	$142	$2,125	$1,927	$198
Costs of products sold	$957	$903	$54	$1,819	$1,732	$87
Operating income and Net contribution to earnings	$156	$71	$85	$243	$133	$110
Upon our merger with Plum Creek, we acquired five manufacturing facilities in Montana. The sales and net contribution to earnings of these entities beginning on the merger date of February 19, 2016, are included in the results of our Wood Products segment. The results of the two plywood facilities are reported in softwood plywood and the two lumber facilities are reported in structural lumber.
The Medium Density Fiberboard (MDF) facility supplies high-quality MDF to a wide range of customers throughout North America. Some of the more common uses for our MDF include furniture and cabinet components, architectural moldings, doors, store fixtures, core material for hardwood plywood, face material for softwood plywood, commercial wall paneling and substrate for laminate flooring.

In June 2016, we announced our plans to permanently close the lumber facility and softwood plywood facility in Columbia Falls, Montana, during the third quarter of 2016. The closure of these facilities will allow us to align the available log supply with our manufacturing capacity, including adding shifts at our Kalispell, Montana facilities, to position our Montana operations for long-term success.

Comparing Second Quarter 2016 with Second Quarter 2015

Net sales

Net sales increased $142 million – 14 percent. Excluding $78 million of net sales attributable to acquired Plum Creek operations, net sales increased $64 million – 6 percent – due to:

•	a 26 percent increase in oriented strand board average sales realizations, and

•	a 4 percent increase in lumber shipment volumes,

•	a 4 percent increase in lumber average sales realizations, and

•	a 7 percent increase in engineered solid section shipment volumes.
These items were partially offset by:

•	a 5 percent decrease in engineered solid section average sales realizations,

•	a 16 percent decrease in plywood average sales realizations, and

•	a 12 percent decrease in plywood shipment volumes.

Costs of products sold

Costs of products sold increased $54 million – 6 percent. Excluding $63 million of costs of products sold attributable to acquired Plum Creek operations, costs of products sold decreased $9 million – 1 percent – primarily due to lower log, resin and manufacturing costs per unit, partially offset by increased sales volume in lumber and engineered solid section.

Operating income and Net contribution to earnings

Operating income and Net contribution to earnings increased $85 million – 120 percent. Excluding $14 million of income attributable to acquired Plum Creek operations, operating income and net contribution to earnings increased $71 million – 100 percent. The increase is attributable to the changes in net sales and costs of products sold as explained above.

Comparing Year-to-Date 2016 with Year-to-Date 2015

Net sales

Net sales increased $198 million – 10 percent. Excluding $111 million of net sales attributable to acquired Plum Creek operations, net sales increased $87 million – 5 percent – due to:

•	an 18 percent increase in oriented strand board average sales realizations,

•	a 5 percent increase in lumber shipment volumes,

•	an 11 percent increase in engineered solid section shipment volumes,

•	a 3 percent increase in oriented strand board shipment volumes; and

•	a 4 percent increase in complementary building product sales.
These items were partially offset by:

•	a 3 percent decrease in lumber average sales realizations,

•	an 18 percent decrease in plywood average sales realizations,

•	a 3 percent decrease in engineered solid section average sales realizations, and

•	a 7 percent decrease in plywood shipment volumes.

Costs of products sold

Costs of products sold increased $87 million – 5 percent. Excluding $91 million of costs of products sold attributable to acquired Plum Creek operations, costs of products sold decreased $4 million, primarily due to lower log, resin and manufacturing costs per unit, partially offset by increased sales volume in most product lines.

Operating income and Net contribution to earnings

Operating income and Net contribution to earnings increased $110 million – 83 percent. Excluding $18 million of income attributable to acquired Plum Creek operations, operating income and net contribution to earnings increased $92 million – 69 percent. The increase is primarily attributable to the changes in net sales and costs of products sold as explained above.

THIRD-PARTY SALES VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS(1)	JUNE 2016	JUNE 2015	2016 VS. 2015	JUNE 2016	JUNE 2015	2016 VS. 2015
Structural lumber – board feet	1,249	1,175	74	2,401	2,250	151
Engineered solid section – cubic feet	6.0	5.6	0.4	11.5	10.4	1.1
Engineered I-joists – lineal feet	50	50	—	94	91	3
Oriented strand board – square feet (3/8”)	761	771	(10)	1,520	1,471	49
Softwood plywood – square feet (3/8”)	131	101	30	241	190	51

(1)	Sales volumes include sales of internally produced products and products purchased for resale primarily through our distribution business.

PRODUCTION AND OUTSIDE PURCHASE VOLUMES

Outside purchase volumes are primarily purchased for resale through our distribution business. Production volumes are produced for sale through our own sales organizations and through our distribution business. Production of oriented strand board and engineered solid section are also used to manufacture engineered I-joists.

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS	JUNE 2016	JUNE 2015	2016 VS. 2015	JUNE 2016	JUNE 2015	2016 VS. 2015
Structural lumber – board feet:
Production	1,205	1,087	118	2,334	2,130	204
Outside purchase	72	98	(26)	128	187	(59)
Total	1,277	1,185	92	2,462	2,317	145
Engineered solid section – cubic feet:
Production	5.9	5.6	0.3	11.5	10.6	0.9
Outside purchase	—	—	—	—	—	—
Total	5.9	5.6	0.3	11.5	10.6	0.9
Engineered I-joists – lineal feet:
Production	46	48	(2)	92	91	1
Outside purchase	3	1	2	4	2	2
Total	49	49	—	96	93	3
Oriented strand board – square feet (3/8”):
Production	733	700	33	1,482	1,404	78
Outside purchase	102	81	21	159	146	13
Total	835	781	54	1,641	1,550	91
Softwood plywood – square feet (3/8”):
Production	111	63	48	199	124	75
Outside purchase	24	27	(3)	44	64	(20)
Total	135	90	45	243	188	55

UNALLOCATED ITEMS

Unallocated items are gains or charges from continuing operations not related to or allocated to an individual operating segment. They include a portion of items such as: share-based compensation, pension and postretirement costs, foreign exchange transaction gains and losses associated with financing, equity earnings from our Timberland Venture, the elimination of intersegment profit in inventory and the LIFO reserve. As a result of reclassifying our former Cellulose Fibers segment as discontinued operations, Unallocated items also includes retained indirect corporate overhead costs previously allocated to the former segment.

NET CONTRIBUTION TO EARNINGS – UNALLOCATED ITEMS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2016	JUNE 2015	2016 VS. 2015	JUNE 2016	JUNE 2015	2016 VS. 2015
Unallocated corporate function expense	$(24)	$(16)	$(8)	$(41)	$(34)	$(7)
Unallocated share-based compensation	1	1	—	(1)	4	(5)
Unallocated pension and postretirement credits	10	3	7	22	6	16
Foreign exchange gain (loss)	1	9	(8)	14	(20)	34
Elimination of intersegment profit in inventory and LIFO	(2)	18	(20)	(8)	4	(12)
Gain on sale of non-strategic asset	8	—	8	44	—	44
Charges for integration and restructuring, closures and asset impairments:
Plum Creek merger- and integration-related costs	(8)	—	(8)	(118)	—	(118)
Other restructuring, closures, and asset impairments	(1)	—	(1)	(1)	(14)	13
Other	(20)	(13)	(7)	(24)	(18)	(6)
Operating income (loss)	(35)	2	(37)	(113)	(72)	(41)
Equity earnings from joint venture	7	—	7	12	—	12
Interest income and other	10	9	1	19	18	1
Net contribution to earnings	$(18)	$11	$(29)	$(82)	$(54)	$(28)

Comparing Second Quarter 2016 with Second Quarter 2015

Changes in Unallocated Items were primarily related to:

•	a decrease in elimination of intersegment profit in inventory and LIFO – $20 million;

•	charges recognized in second quarter 2016 related to our merger with Plum Creek (refer to Note 15: Charges for Integration and Restructuring, Closures and Asset Impairments) – $8 million;

•	a decrease in noncash foreign exchange gains on debt held by our Canadian entity – $8 million; and

•	equity earnings from our investment in the Timberland Venture – $7 million – which was acquired in our merger with Plum Creek.

Comparing Year-to-Date 2016 with Year-to-Date 2015

Changes in Unallocated Items were primarily related to:

•	charges recognized year-to-date 2016 related to our merger with Plum Creek (refer to Note 15: Charges for Integration and Restructuring, Closures and Asset Impairments) – $118 million;

•
a pretax gain related to the sale of our Federal Way, Washington headquarters campus, which is recorded in "Other operating costs (income), net" in our Consolidated Statement of Operations – $36 million;

•	noncash foreign exchange on debt held by our Canadian entity changed from a loss year-to-date 2015 to a gain year-to-date 2016 – $34 million;

•	equity earnings from our investment in the Timberland Venture – $12 million – which was acquired in our merger with Plum Creek; and

•	a noncash impairment charge recognized in first quarter 2015 related to a nonstrategic asset that was sold in second quarter 2015 – $13 million.

INTEREST EXPENSE

Our interest expense, net of capitalized interest incurred was:

•	$114 million for the second quarter 2016 and $209 million for the year-to-date 2016

•	$85 million for the second quarter 2015 and $167 million for the year-to-date 2015

Interest expense increased $29 million compared to second quarter 2015 and $42 million compared to year-to-date 2015 primarily due to interest costs from the long-term debt assumed in the Plum Creek merger, refer to Note 10: Long-Term Debt and Lines of Credit.

INCOME TAXES

Our provision for income taxes for our continuing operations was:

•	$31 million for the second quarter 2016 and $42 million year-to-date 2016 and

•	$(1) million for the second quarter 2015 and $8 million year-to-date 2015.

The increase to our provision for income taxes, both in the second quarter and year-to-date 2016, is primarily due to higher earnings in our TRS. Refer to Note 17: Income Taxes.

LIQUIDITY AND CAPITAL RESOURCES

We are committed to maintaining an appropriate capital structure that enables us to:

•	protect the interests of our shareholders and lenders and

•	have access at all times to all major financial markets.

CASH FROM OPERATIONS

Consolidated net cash provided by our operations was:

•	$539 million for year-to-date 2016 and

•	$454 million for year-to-date 2015.

Comparing Year-to-Date 2016 with Year-to-Date 2015

Net cash provided by our operations increased $85 million, primarily due to:

•	increased cash flows from our business segments of $197 million; and

•	a decrease in cash paid for income taxes of $30 million.
These increases were partially offset by:

•	decreased operating cash flows from discontinued operations of $39 million;

•	an increase in cash paid for interest of $53 million corresponding with our increased average indebtedness;

•	increased unallocated general and administrative costs – $14 million;

•	cash payments made in 2016 related to the Plum Creek merger of $75 million. Cash payments for merger-related costs were comprised of:

◦	investment banking and other professional services fees – $39 million;

◦	termination benefits – $26 million;

◦	settlement of VMAs – $5 million; and

◦	other merger-related costs – $5 million.

See Performance Measures for our Adjusted EBITDA by segment.

CASH FROM INVESTING ACTIVITIES

Consolidated net cash provided by (used in) investing activities was:

•	$374 million for year-to-date 2016 and

•	$(211) million for year-to-date 2015.

Comparing Year-to-Date 2016 with Year-to-Date 2015

Net cash from investing activities increased $585 million, primarily due to proceeds of $440 million from our contribution of timberlands to the Twin Creeks joint venture, as well as proceeds from the sale of assets, cash distributions from joint ventures, and reduced capital expenditures.

Summary of Capital Spending by Business Segment

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2016	JUNE 2015
Timberlands	$51	$41
Real Estate & ENR	1	—
Wood Products	81	97
Unallocated Items	7	1
Discontinued operations	34	58
Total	$174	$197

We anticipate that our net capital expenditures for 2016 – excluding acquisitions – will be approximately $540 million.

Our agreement to sell our pulp manufacturing business to International Paper (see Note 3: Discontinued Operations) provides for reimbursement of certain expenditures we incur to complete ongoing capital projects at our Port Wentworth pulp mill. According to the terms of the agreement, we anticipate that we will be reimbursed for approximately $30 million of our anticipated 2016 net capital expenditures following the close of the sale to International Paper, which is expected to occur in the fourth quarter of 2016.

CASH FROM FINANCING ACTIVITIES

Consolidated net cash used in financing activities was:

•	$1,433 million for year-to-date 2016 and

•	$702 million for year-to-date 2015.

Comparing Year-to-Date 2016 with Year-to-Date 2015

Net cash used in financing activities increased $731 million primarily due to the following:

•	repayment of Plum Creek's line of credit and term loan outstanding at the merger date – $720 million,

•	increase in cash paid to repurchase common shares – $1.2 billion, and

•	increase in cash dividends paid – $168 million.

These outflows were offset by $1.4 billion of proceeds from issuance of new term loan credit facilities subsequent to the merger date.

Revolving Credit Facility

Weyerhaeuser Company has a $1 billion senior unsecured revolving credit facility that expires in September 2018. There were no borrowings under our credit facility in year-to-date 2016 or 2015, and as of June 30, 2016, the entire $1 billion remained available for borrowing.

Assumed Debt and Debt Repayments

In connection with the merger with Plum Creek, Weyerhaeuser Company either assumed or repaid Plum Creek's outstanding long-term debt instruments. The long-term debt instruments assumed consisted of:

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

Term Loan Credit Facilities

In February 2016, Weyerhaeuser Company entered into a $600 million 18-month senior unsecured term loan maturing in August 2017. As of June 30, 2016, we had $600 million outstanding under this facility.

In March 2016, Weyerhaeuser Company entered into a $1.9 billion 18-month senior unsecured term loan maturing in September 2017. As of June 30, 2016, we had $800 million outstanding under this facility.

Debt Covenants

As of June 30, 2016, Weyerhaeuser Company was in compliance with all debt covenants. There have been no significant changes during second quarter 2016 to the debt covenants presented in our 2015 Annual Report on Form 10-K for our existing long-term debt instruments. The debt covenants for the Senior Notes assumed through our merger with Plum Creek and the debt covenants for the new term loans issued in February 2016 and March 2016 do not differ materially from our debt covenants presented in our 2015 Annual Report on Form 10-K.

On April 28, 2016, the Installment Note Payable was amended to align the agreement's debt covenants with our term loans' covenants. The assumed Note Payable to Timberland Venture does not include any material financial maintenance covenants.

When calculating compliance in accordance with financial debt covenants, we exclude the impact of our pension and other post-retirement plans recorded within cumulative other comprehensive income from adjusted shareholders' interest (equity). The excluded amounts are $1,386 million and $1,425 million and are equal to the cumulative actuarial losses and prior service costs for our pension and post-retirement plans at June 30, 2016 and December 31, 2015, respectively (see Notes to Consolidated Financial Statements - Note 13: Cumulative Other Comprehensive Income (Loss)).

Option Exercises

We received cash proceeds from the exercise of stock options of:

•	$12 million in 2016 and

•	$25 million in 2015.

Our average stock price was $28.78 and $33.55 in year-to-date 2016 and 2015, respectively.

Paying Dividends and Repurchasing Stock

We paid cash dividends on common shares of:

•	$469 million in 2016 and

•	$301 million in 2015.

The increase in dividends paid is primarily due to an increase in our quarterly dividend from $0.29 to $0.31 per share and an increase in total shares outstanding.

We repurchased 26,673,396 shares of common stock for $832 million (including transaction fees) during second quarter 2016 and 58,040,937 shares for $1,695 million (including transaction fees) during year-to-date 2016 under the 2016 Share Repurchase Authorization. The 2016 Share Repurchase Authorization was approved in November 2015 by our Board of Directors and authorized management to repurchase up to $2.5 billion of outstanding shares subsequent to the closing of our merger with Plum Creek. This new authorization replaced the August 2015 share repurchase authorization. Transaction fees incurred for repurchases are not counted as use of funds authorized for repurchases under the 2016 Share Repurchase Authorization. All common stock purchases under the stock repurchase program were made in open-market transactions. As of June 30, 2016, we had remaining authorization of $806 million for future stock repurchases.

We record share repurchases upon trade date as opposed to the settlement date when cash is disbursed. We record a liability to account for repurchases that have not been cash settled. Unsettled repurchases consisted of 2,260,407 shares totaling $66 million as of June 30, 2016. There were no unsettled repurchases as of June 30, 2015.

PERFORMANCE MEASURES

We use Adjusted Earnings before Interest, Taxes, Depreciation, Depletion and Amortization (Adjusted EBITDA) as a key performance measure to evaluate the performance of the consolidated company and our business segments. This measure should not be considered in isolation from and is not intended to represent an alternative to our results reported in accordance with U.S. generally accepted accounting principles (U.S. GAAP). However, we believe Adjusted EBITDA provides meaningful supplemental information for investors about our operating performance, better facilitates period to period comparisons, and is widely used by analysts, lenders, rating agencies and other interested parties.

Our definition of Adjusted EBITDA may be different from similarly titled measures reported by other companies. Due to recent organizational changes and our February 19, 2016 merger with Plum Creek, effective for 2016, we have revised our definition of Adjusted EBITDA to add back the basis of real estate sold. We have revised our prior-period presentation to conform to our current reporting.

Adjusted EBITDA, as we define it, is operating income from continuing operations adjusted for depreciation, depletion, amortization, basis of real estate sold, pension and postretirement costs not allocated to business segments (primarily interest cost, expected return on plan assets, amortization of actuarial loss and amortization of prior service cost/credit), and special items. Adjusted EBITDA excludes results from joint ventures.

ADJUSTED EBITDA BY SEGMENT

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2016	JUNE 2015	2016 VS. 2015	JUNE 2016	JUNE 2015	2016 VS. 2015
Adjusted EBITDA by Segment:
Timberlands	$220	$168	$52	$419	$360	$59
Real Estate & ENR	28	11	17	62	44	18
Wood Products	189	98	91	306	186	120
	437	277	160	787	590	197
Unallocated Items	(24)	1	(25)	(38)	(58)	20
Total	$413	$278	$135	$749	$532	$217

We reconcile Adjusted EBITDA to net earnings for the consolidated company and to operating income for the business segments, as those are the most directly comparable U.S. GAAP measures for each. The table below reconciles Adjusted EBITDA for the quarter ended June 30, 2016:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$168
Earnings from discontinued operations, net of income taxes					(38)
Interest expense, net of capitalized interest					114
Income taxes					31
Net contribution to earnings	$125	$12	$156	$(18)	$275
Equity earnings from joint ventures	—	—	—	(7)	(7)
Interest income and other	—	—	—	(10)	(10)
Operating income	125	12	156	(35)	258
Depreciation, depletion and amortization	95	3	33	2	133
Basis of real estate sold	—	13	—	—	13
Non-operating pension and postretirement credits	—	—	—	(10)	(10)
Special items(1)	—	—	—	19	19
Adjusted EBITDA	$220	$28	$189	$(24)	$413

(1)	Special items include: $8 million of Plum Creek merger-related costs and $11 million of legal expense.

The table below reconciles Adjusted EBITDA for the quarter ended June 30, 2015:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$144
Earnings from discontinued operations, net of income taxes					(19)
Interest expense, net of capitalized interest					85
Income taxes					(1)
Net contribution to earnings	$117	$10	$71	$11	$209
Equity earnings from joint ventures	—	—	—	—	—
Interest income and other	—	—	—	(9)	(9)
Operating income	117	10	71	2	200
Depreciation, depletion and amortization	51	—	27	2	80
Basis of real estate sold	—	1	—	—	1
Non-operating pension and postretirement credits	—	—	—	(3)	(3)
Adjusted EBITDA	$168	$11	$98	$1	$278

The table below reconciles Adjusted EBITDA for the year-to-date period ended June 30, 2016:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$249
Earnings from discontinued operations, net of income taxes					(58)
Interest expense, net of capitalized interest					209
Income taxes					42
Net contribution to earnings	$254	$27	$243	$(82)	$442
Equity earnings from joint ventures	—	—	—	(12)	(12)
Interest income and other	—	—	—	(19)	(19)
Operating income (loss)	254	27	243	(113)	411
Depreciation, depletion and amortization	165	5	63	4	237
Basis of real estate sold	—	30	—	—	30
Non-operating pension and postretirement credits	—	—	—	(22)	(22)
Special items(1)	—	—	—	93	93
Adjusted EBITDA	$419	$62	$306	$(38)	$749

(1)	Special items include: $118 million of Plum Creek merger-related costs, $36 million gain on sale of non-strategic assets, and $11 million of legal expense.

The table below reconciles Adjusted EBITDA for the year-to-date period ended June 30, 2015:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$245
Earnings from discontinued operations, net of income taxes					(52)
Interest expense, net of capitalized interest					167
Income taxes					8
Net contribution to earnings	$256	$33	$133	$(54)	$368
Equity earnings from joint ventures	—	—	—	—	—
Interest income and other	—	—	—	(18)	(18)
Operating income (loss)	256	33	133	(72)	350
Depreciation, depletion and amortization	104	—	53	7	164
Basis of real estate sold	—	11	—	—	11
Non-operating pension and postretirement credits	—	—	—	(6)	(6)
Special items(1)	—	—	—	13	13
Adjusted EBITDA	$360	$44	$186	$(58)	$532

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

Timber Depletion

We record depletion – the costs attributed to timber harvested – as trees are harvested.
To calculate our depletion rate, which is updated annually, we:

•	take the total carrying cost of the timber and

•	divide by the total timber volume estimated to be harvested during the harvest cycle.

Estimating the volume of timber available for harvest over the harvest cycle requires the consideration of the following factors:

•	effects of fertilizer and pesticide applications,

•	changes in environmental regulations and other regulatory restrictions,

•	limits on harvesting certain timberlands,

•	changes in harvest plans,

•	scientific advancement in seedling and growing technology; and

•	changes in weather patterns.

In addition, the duration of the harvest cycle varies by geographic region and species of timber.

Depletion rate calculations do not include estimates for:

•	future silviculture or sustainable forest management costs associated with existing stands,

•	future reforestation costs associated with a stand’s final harvest; and

•	future volume in connection with the replanting of a stand subsequent to its final harvest.

A 5 percent decrease in our estimate of future harvest volumes would have:

•	Increased depletion expense by $3 million for second quarter 2016.

•	Increased depletion expense by $2 million for second quarter 2015.

•	Increased depletion expense by $6 million for year-to-date 2016.

•	Increased depletion expense by $4 million for year-to-date 2015.

Business Combinations

We recognize identifiable assets acquired and liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions for the purchase price allocation process to value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to any goodwill previously recorded (or to earnings in the event that no goodwill was previously recorded) to the extent that we identify adjustments to the preliminary purchase price allocation. Beginning January 1, 2016, we have adopted ASU 2015-16, which eliminates the requirement to retrospectively apply measurement period adjustments to the preliminary purchase price allocation and revise comparative information on the income statement and balance sheet for any prior periods affected. We will recognize measurement period adjustments and any resulting effect on earnings during the period in which the adjustment is identified. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our condensed consolidated statements of operations.

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

SUMMARY OF LONG-TERM INDEBTEDNESS PRINCIPAL OBLIGATIONS AS OF JUNE 30, 2016

DOLLAR AMOUNTS IN MILLIONS
	2016	2017	2018	2019	2020	THEREAFTER	TOTAL	FAIR VALUE
Fixed-rate debt	$—	$281	$845	$500	$—	$5,168	$6,794	$8,029
Average interest rate	—%	6.95%	7.35%	7.38%	—%	6.16%	6.43%	N/A
Variable-rate debt	$—	$1,400	$—	$—	$550	$—	$1,950	$1,950
Average interest rate	—%	1.49%	—%	—%	2.07%	—%	1.66%	N/A

CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The company’s principal executive officer and principal financial officer have concluded that the company’s disclosure controls and procedures were effective as of June 30, 2016, based on an evaluation of the company’s disclosure controls and procedures as of that date.

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

Except as described above, no changes occurred in the company’s internal control over financial reporting during second quarter 2016 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

LEGAL PROCEEDINGS

Refer to “Notes to Consolidated Financial Statements – Note 12: Legal Proceedings, Commitments and Contingencies.”

RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our 2015 Annual Report on Form 10-K.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

INFORMATION ABOUT COMMON SHARE REPURCHASES DURING SECOND QUARTER 2016

ISSUER PURCHASES OF EQUITY SECURITIES

COMMON SHARE REPURCHASES DURING SECOND QUARTER	TOTAL NUMBER OF SHARES (OR UNITS) PURCHASED	AVERAGE PRICE PAID PER SHARE (OR UNIT)	TOTAL NUMBER OF SHARES (OR UNITS) PURCHASED AS PART OF PUBLICLY ANNOUCED PLANS OR PROGRAMS	MAXIMUM NUMBER (OR APPROXIMATE DOLLAR VALUE) OF SHARES (OR UNITS) THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS
April 1 – April 30	12,288,096	$31.48	12,288,096	$1,250,716,457
May 1 – May 31	12,124,893	31.16	12,124,893	872,903,002
June 1 – June 30	2,260,407	29.47	2,260,407	806,283,924
Total repurchases during second quarter	26,673,396	$31.16	26,673,396	$806,283,924

During second quarter 2016, we repurchased 26,673,396 shares of common stock for $832 million (including transaction fees) under the 2016 Share Repurchase Authorization. We repurchased 58,040,937 shares of common stock for $1,695 million (including transaction fees) during year-to-date 2016 under the 2016 Share Repurchase Authorization. The 2016 Share Repurchase Authorization was approved in November 2015 by our Board of Directors and authorized management to repurchase up to $2.5 billion of outstanding shares subsequent to the closing of our merger with Plum Creek. This new authorization replaced the August 2015 share repurchase authorization. Transaction fees incurred for repurchases are not counted as use of funds authorized for repurchases under the 2016 Share Repurchase Authorization. All common stock purchases under the stock repurchase program were made in open-market transactions. As of June 30, 2016, we had remaining authorization of $806 million for future stock repurchases.

We record share repurchases upon trade date as opposed to the settlement date when cash is disbursed. We record a liability to account for repurchases that have not been cash settled. Unsettled repurchases consisted of 2,260,407 shares totaling $66 million as of June 30, 2016. There were no unsettled repurchases as of June 30, 2015, or December 31, 2015.

OTHER INFORMATION

As discussed previously in this quarterly report, Weyerhaeuser NR Company, a wholly owned subsidiary of Weyerhaeuser Company, entered into an agreement on May 1, 2016 to sell the company’s Cellulose Fibers pulp manufacturing business to International Paper for $2.2 billion in cash. The basic terms of this agreement are described in our Current Report on Form 8-K, dated May 2, 2016 and filed with the Securities and Exchange Commission on May 2, 2016.  The sale is expected to close in the fourth quarter of 2016, subject to certain closing conditions, primarily the receipt of regulatory approvals.  On August 4, 2016, the Company was notified that the U.S. Department of Justice had concluded its Hart-Scott-Rodino review without taking any action.  Regulatory approvals are still required in other jurisdictions.

EXHIBITS

2.1	Asset Purchase Agreement, dated as of June 15, 2016, by and between Weyerhaeuser NR Company and Nippon Paper Industries, Co., Ltd.*

2.2	Asset Purchase Agreement, dated as of May 1, 2016, by and between Weyerhaeuser NR Company and International Paper Company*

12.1	Statements regarding computation of ratios

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

100.INS	XBRL Instance Document

100.SCH	XBRL Taxonomy Extension Schema Document

100.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

100.DEF	XBRL Taxonomy Extension Definition Linkbase Document

100.LAB	XBRL Taxonomy Extension Label Linkbase Document

100.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Exhibits and schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The company will furnish a copy of any such omitted exhibits and schedules to the Securities and Exchange Commission upon request but may request confidential treatment for any exhibit or schedule so furnished.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYERHAEUSER COMPANY
Date:	August 5, 2016

By:	/s/ JEANNE M. HILLMAN
Jeanne M. Hillman
Vice President and Chief Accounting Officer