Form 10-Q
period 2016-09-30
WEYERHAEUSER CO
filed 2016-10-28
CIK 106535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
  __________________________________________________
FORM 10-Q
  __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM              TO
COMMISSION FILE NUMBER: 1-4825
  __________________________________________________
WEYERHAEUSER COMPANY
  __________________________________________________

Washington	91-0470860
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

220 Occidental Avenue South Seattle, Washington	98104-7800
(Address of principal executive offices)	(Zip Code)
(206) 539-3000
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
As of October 21, 2016, 748,058,329 shares of the registrant’s common stock ($1.25 par value) were outstanding.

FINANCIAL INFORMATION

WEYERHAEUSER COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	SEPTEMBER 2016	SEPTEMBER 2015	SEPTEMBER 2016	SEPTEMBER 2015
Net sales	$1,709	$1,355	$4,769	$3,980
Costs of products sold	1,314	1,073	3,661	3,123
Gross margin	395	282	1,108	857
Selling expenses	22	24	67	73
General and administrative expenses	78	55	248	184
Research and development expenses	5	4	14	12
Charges for integration and restructuring, closures and asset impairments (Note 15)	16	2	141	16
Other operating costs (income), net (Note 16)	—	31	(47)	56
Operating income	274	166	685	516
Equity earnings from joint ventures (Note 7)	9	—	21	—
Interest income and other	15	9	34	27
Interest expense, net of capitalized interest	(114)	(87)	(323)	(254)
Earnings from continuing operations before income taxes	184	88	417	289
Income taxes (Note 17)	(22)	44	(64)	36
Earnings from continuing operations	162	132	353	325
Earnings from discontinued operations, net of income taxes (Note 3)	65	59	123	111
Net earnings	227	191	476	436
Dividends on preference shares (Note 5)	—	(11)	(22)	(33)
Net earnings attributable to Weyerhaeuser common shareholders	$227	$180	$454	$403
Earnings per share attributable to Weyerhaeuser common shareholders, basic (Note 5):
Continuing operations	$0.22	$0.24	$0.47	$0.56
Discontinued operations	0.08	0.11	0.17	0.22
Net earnings per share	$0.30	$0.35	$0.64	$0.78
Earnings per share attributable to Weyerhaeuser common shareholders, diluted (Note 5):
Continuing operations	$0.21	$0.23	$0.46	$0.56
Discontinued operations	0.09	0.12	0.18	0.21
Net earnings per share	$0.30	$0.35	$0.64	$0.77
Dividends paid per share	$0.31	$0.31	$0.93	$0.89
Weighted average shares outstanding (in thousands) (Note 5):
Basic	749,587	514,301	708,395	518,121
Diluted	754,044	517,088	712,205	521,455
See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2016	SEPTEMBER 2015	SEPTEMBER 2016	SEPTEMBER 2015
Net earnings	$227	$191	$476	$436
Other comprehensive income (loss):
Foreign currency translation adjustments	(5)	(43)	34	(78)
Actuarial gains, net of tax expense of $15, $25, $40 and $75	29	55	70	161
Prior service costs, net of tax benefits of $0, $1, $0, and $0	(1)	(1)	(3)	(3)
Unrealized gains on available-for-sale securities	—	(1)	1	—
Total other comprehensive income	23	10	102	80
Comprehensive income attributable to Weyerhaeuser common shareholders	$250	$201	$578	$516
See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2016	DECEMBER 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$769	$1,011
Receivables, less allowances of $2 and $1	412	276
Receivables for taxes	5	30
Inventories (Note 6)	368	325
Prepaid expenses and other current assets	150	63
Assets of discontinued operations (Note 3)	1,652	1,934
Total current assets	3,356	3,639
Property and equipment, less accumulated depreciation of $3,364 and $3,287	1,476	1,233
Construction in progress	202	144
Timber and timberlands at cost, less depletion charged to disposals	14,424	6,479
Minerals and mineral rights, net	321	14
Investments in and advances to joint ventures (Note 7)	73	—
Goodwill	40	40
Deferred tax assets	122	254
Other assets	317	302
Restricted financial investments held by variable interest entities	615	615
Total assets	$20,946	$12,720
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt (Note 10)	$1,981	$—
Notes payable	1	4
Accounts payable	234	204
Accrued liabilities (Note 9)	533	427
Liabilities of discontinued operations (Note 3)	578	690
Total current liabilities	3,327	1,325
Long-term debt (Note 10)	6,329	4,787
Long-term debt (nonrecourse to the company) held by variable interest entities	511	511
Deferred pension and other postretirement benefits	875	987
Deposit from contribution of timberlands to related party (Note 7)	429	—
Other liabilities	285	241
Total liabilities	11,756	7,851
Commitments and contingencies (Note 12)

Equity:
Mandatory convertible preference shares, series A: $1.00 par value; $50.00 liquidation; authorized 40,000,000 shares; issued and outstanding: 0 and 13,799,711 shares	—	14
Common shares: $1.25 par value; authorized 1,360,000,000 shares; issued and outstanding: 747,932,527 and 510,483,285 shares	935	638
Other capital	8,264	4,080
Retained earnings	1,101	1,349
Cumulative other comprehensive loss (Note 13)	(1,110)	(1,212)
Total equity	9,190	4,869
Total liabilities and equity	$20,946	$12,720
See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2016	SEPTEMBER 2015
Cash flows from operations:
Net earnings	$476	$436
Noncash charges (credits) to earnings:
Depreciation, depletion and amortization	428	359
Basis of real estate sold	49	13
Deferred income taxes, net	96	10
Pension and other postretirement benefits (Note 8)	5	32
Share-based compensation expense	53	22
Charges for impairment of assets	23	14
Equity (earnings) loss from joint ventures (Note 7)	(18)	18
Net gains on dispositions of assets and operations	(121)	(30)
Foreign exchange transaction (gains) losses (Note 16)	(11)	41
Change in:
Receivables less allowances	(96)	(41)
Receivable for taxes	37	11
Inventories	49	(9)
Prepaid expenses	(3)	(2)
Accounts payable and accrued liabilities	61	(47)
Pension and postretirement contributions (Note 8)	(83)	(59)
Distributions received from joint ventures	5	—
Other	(64)	(32)
Net cash from operations	886	736
Cash flows from investing activities:
Capital expenditures for property and equipment	(260)	(276)
Capital expenditures for timberlands reforestation	(43)	(33)
Acquisition of timberlands	(10)	(34)
Proceeds from sale of assets and operations	379	7
Proceeds from contribution of timberlands to related party (Note 7)	440	—
Distributions received from joint ventures	34	—
Cash and cash equivalents acquired in Plum Creek merger (Note 4)	9	—
Other	42	12
Cash from (used in) investing activities	591	(324)
Cash flows from financing activities:
Cash dividends on common shares	(700)	(460)
Cash dividends on preference shares	(22)	(22)
Proceeds from issuance of long-term debt	1,698	—
Payments of debt	(723)	—
Repurchase of common stock (Note 5)	(2,003)	(484)
Other	40	22
Cash used in financing activities	(1,710)	(944)

Net change in cash and cash equivalents	(233)	(532)

Cash and cash equivalents from continuing operations at beginning of period	1,011	1,577
Cash and cash equivalents from discontinued operations at beginning of period	1	3
Cash and cash equivalents at beginning of period	1,012	1,580

Cash and cash equivalents from continuing operations at end of period	769	1,046
Cash and cash equivalents from discontinued operations at end of period	10	2
Cash and cash equivalents at end of period	$779	$1,048

Cash paid (received) during the period for:
Interest, net of amount capitalized of $5 and $4	$367	$290
Income taxes	$(26)	$4
See accompanying Notes to Consolidated Financial Statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTERS AND YEAR-TO-DATE ENDED SEPTEMBER 30, 2016 AND 2015

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

Our consolidated financial statements provide an overall view of our results and financial condition. They include our accounts and the accounts of entities we control, including:

•	majority-owned domestic and foreign subsidiaries,

•	the results of Plum Creek Timber Company, Inc. (Plum Creek), for the period from February 19, 2016 (the merger date), to September 30, 2016 (see Note 4: Merger with Plum Creek), and

•	variable interest entities in which we are the primary beneficiary.

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

NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, a comprehensive new revenue recognition model that requires an entity to recognize revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14, which deferred the effective date for an additional year. In March 2016, FASB issued ASU 2016-08, which does not change the core principle of the guidance; however, it does clarify the implementation guidance on principal versus agent considerations. In April 2016, FASB issued ASU 2016-10, which clarifies two aspects of ASU 2014-09: identifying performance obligations and the licensing implementation guidance. In May 2016, FASB issued ASU 2016-12, which amends ASU 2014-09 to provide improvements and practical expedients to the new revenue recognition model. We plan to adopt these accounting standard updates on January 1, 2018, and have not yet determined whether we will use the retrospective or cumulative effect transition method. We anticipate that this standard will increase the volume of disclosures about our revenue transactions, but will not materially impact our consolidated financial statements.

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

In July 2015, FASB issued ASU 2015-11, which simplifies the measurement of inventories valued under most methods, including our inventories valued under FIFO – the first-in, first-out – and moving average cost methods. Inventories valued under LIFO – the last-in, first-out method – are excluded. Under this new guidance, inventories valued under these methods would be valued at the lower of cost or net realizable value, with net realizable value defined as the estimated selling price less reasonable costs to sell the inventory. The new guidance is effective prospectively for fiscal periods starting after December 15, 2016, and early adoption is permitted. We expect to adopt on January 1, 2017, and do not expect adoption to materially impact our consolidated financial statements and related disclosures.

In September 2015, FASB issued ASU 2015-16, which results in the ability to recognize, in current period earnings, any changes in provisional amounts during the measurement period after the closing of an acquisition, instead of restating prior periods for these changes. We adopted on January 1, 2016. Measurement period adjustments related to our merger with Plum Creek did not have a material impact to earnings or cash flows for the quarter and year-to-date period ended September 30, 2016.

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

In March 2016, FASB issued ASU 2016-09, which simplifies several aspects of accounting for share-based payment transactions, including income tax consequences, award classification, cash flows reporting, and forfeiture rate application. Specifically, the update requires all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement with a cumulative-effect adjustment to equity as of the beginning of the period of adoption. The update allows excess tax benefits to be classified along with other income tax cash flows as an operating activity on the statement of cash flows. When accruing compensation cost, an entity can make an entity-wide accounting policy election to either estimate the number of awards expected to vest or to account for forfeitures as they occur with a cumulative-effect adjustment to equity as of the beginning of the period of adoption. The update requires cash paid by an employer when directly withholding shares for tax-withholding purposes to be classified as a financing activity on the statement of cash flows, applied retrospectively. This guidance is effective for fiscal years beginning after December 15, 2016. As permitted, we elected to adopt early, and applied the different aspects as prescribed by the standard effective January 1, 2016. The adoption of this guidance represents a change in accounting policy and did not have a material impact on our consolidated financial statements. Shares withheld by the employer for tax-withholding purposes for the nine months ended September 30, 2015, of $11 million were retrospectively reclassified from an operating activity to a financing activity in the Consolidated Statement of Cash Flows.

In August 2016, FASB issued ASU 2016-15, which reduces diversity in practice in how certain transactions are classified in the statement of cash flows. These transactions include: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investments, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. The new guidance is effective for fiscal years beginning after December 15, 2017, and early adoption is permitted. We have adopted this update effective July 1, 2016, and our adoption did not materially impact our Consolidated Statement of Cash Flows.

In October 2016, FASB issued ASU 2016-16, which requires immediate recognition of the income tax consequences upon intra-entity transfers of assets other than inventory. The new guidance is effective for annual periods beginning after December 15, 2017, and early adoption is permitted. We expect to adopt this accounting standard update on January 1, 2017, and do not expect adoption to materially impact our consolidated financial statements and related disclosures.

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
Discontinued operations as presented herein consist of the operations of our former Cellulose Fibers segment, and relate to assets and liabilities that have been reclassified as discontinued operations on our balance sheet as of September 30, 2016. All periods presented have been revised to separate the results of discontinued operations from the results of our continuing operations. Refer to Note 3: Discontinued Operations for more information regarding our discontinued operations.

On October 12, 2016, we announced the exploration of strategic alternatives for our timberlands and manufacturing operations in Uruguay. We intend to consider a broad range of alternatives, including continuing to hold and operate the business, or a sale.
An analysis and reconciliation of our business segment information to the respective information in the Consolidated Statements of Operations is as follows:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2016	SEPTEMBER 2015	SEPTEMBER 2016	SEPTEMBER 2015
Sales to unaffiliated customers:
Timberlands	$484	$310	$1,342	$961
Real Estate & ENR	48	22	125	69
Wood Products	1,177	1,023	3,302	2,950
	1,709	1,355	4,769	3,980
Intersegment sales:
Timberlands	216	210	631	625
Wood Products	17	20	61	61
	233	230	692	686
Total sales	1,942	1,585	5,461	4,666
Intersegment eliminations	(233)	(230)	(692)	(686)
Total	$1,709	$1,355	$4,769	$3,980
Net contribution to earnings:
Timberlands	$122	$107	$376	$363
Real Estate & ENR(1)	15	19	42	52
Wood Products	170	85	413	218
	307	211	831	633
Unallocated items(2)(3)	(9)	(36)	(91)	(90)
Net contribution to earnings	298	175	740	543
Interest expense, net of capitalized interest	(114)	(87)	(323)	(254)
Earnings from continuing operations before income taxes	184	88	417	289
Income taxes	(22)	44	(64)	36
Earnings from continuing operations	162	132	353	325
Earnings from discontinued operations, net of income taxes	65	59	123	111
Net earnings	227	191	476	436
Dividends on preference shares	—	(11)	(22)	(33)
Net earnings attributable to Weyerhaeuser common shareholders	$227	$180	$454	$403

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

A reconciliation of our business segment total assets to total assets in the Consolidated Balance Sheet is as follows:

DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2016	DECEMBER 31, 2015
Total Assets:
Timberlands and Real Estate & ENR(1)	$15,810	$7,260
Wood Products	1,846	1,541
Unallocated items	1,638	1,985
Discontinued operations	1,652	1,934
Total	$20,946	$12,720

(1)	Assets attributable to the Real Estate & ENR business segment are combined with total assets for the Timberlands segment because we do not produce separate balance sheets internally.

NOTE 3: DISCONTINUED OPERATIONS

On November 8, 2015, Weyerhaeuser announced that the board authorized the exploration of strategic alternatives for its Cellulose Fibers business segment.

On May 1, 2016, we entered into an agreement to sell our Cellulose Fibers pulp business to International Paper for $2.2 billion in cash. The pulp business consists of five pulp mills located in Columbus, Mississippi; Flint River, Georgia; New Bern, North Carolina; Port Wentworth, Georgia and Grande Prairie, Alberta, and two modified fiber mills located in Columbus, Mississippi and Gdansk, Poland. This transaction is expected to close in fourth quarter 2016 and is subject to customary closing conditions, including regulatory review. We will continue to operate separately from International Paper until the transaction closes.

On June 15, 2016, we entered into an agreement to sell our Cellulose Fibers liquid packaging board business to Nippon Paper Industries Co., Ltd., for $285 million in cash. Our liquid packaging board business consisted of one mill located in Longview, Washington. On August 31, 2016, we completed the sale and recognized a pre-tax gain of $60 million, which is included in "Earnings from discontinued operations, net of income taxes" on the Consolidated Statement of Operations.

On October 4, 2016, we entered an agreement to sell our interest in our printing papers joint venture to One Rock Capital Partners, LLC. The transaction includes the printing papers mill located in Longview, Washington. This transaction is expected to close in the fourth quarter of 2016 and is subject to customary closing conditions. The printing papers joint venture will continue to operate separately from One Rock until the transaction closes.

The assets and liabilities of the pulp business, along with our investment in our printing papers joint venture, met the criteria necessary to be classified as held-for-sale during second quarter 2016 and continue to meet those criteria as of September 30, 2016. It is our expectation that the sales of these assets are probable and will be completed within one year.

Results of operations for our pulp and liquid packaging board businesses, along with our interest in our printing papers joint venture, have been reclassified to discontinued operations. These operations were previously reported as the Cellulose Fibers segment. These results have been summarized in "Earnings from discontinued operations, net of income taxes" on our Consolidated Statement of Operations for each period presented. The related assets and liabilities of these operations met the criteria for classification as "held for sale" and have been reclassified as discontinued operations on our Consolidated Balance Sheet for each date presented. We did not reclassify our Consolidated Statement of Cash Flows to reflect discontinued operations.

We expect to use after-tax proceeds from our sales of our discontinued operations for repayment of long-term debt.

The following table presents net earnings from discontinued operations.

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2016	SEPTEMBER 2015	SEPTEMBER 2016	SEPTEMBER 2015
Total net sales	$420	$471	$1,306	$1,385
Costs of products sold	350	372	1,110	1,181
Gross margin	70	99	196	204
Selling expenses	3	3	10	10
General and administrative expenses	7	5	24	21
Research and development expenses	—	2	3	5
Charges for integration and restructuring, closures and asset impairments(1)	13	1	44	1
Other operating income, net	(2)	(5)	(21)	(19)
Operating income	49	93	136	186
Equity loss from joint venture	—	(5)	(3)	(18)
Interest expense, net of capitalized interest	(2)	(1)	(5)	(5)
Earnings from discontinued operations before income taxes	47	87	128	163
Income taxes	(23)	(28)	(46)	(52)
Net earnings from operations	24	59	82	111
Net gain on divestiture of Liquid Packaging Board	41	—	41	—
Net earnings from discontinued operations	$65	$59	$123	$111

(1)	Charges for integration and restructuring, closures and asset impairments consist of costs related to our strategic evaluation of the Cellulose Fibers businesses and transaction-related costs.

The following table shows carrying values for assets and liabilities classified as discontinued operations as of September 30, 2016 and December 31, 2015.

DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2016	DECEMBER 31, 2015
Assets
Cash and cash equivalents	$10	$1
Receivables, less allowances	182	211
Inventories	173	243
Prepaid expenses	12	14
Property and equipment, net	1,130	1,339
Construction in progress	94	51
Timber and timberlands at cost, less depletion charged to disposals	—	1
Investments in and advances to joint ventures	51	74
Total assets of discontinued operations	$1,652	$1,934
Liabilities
Accounts payable	$107	$122
Accrued liabilities	89	118
Long-term debt	88	88
Deferred income taxes	280	336
Other liabilities	14	26
Total liabilities of discontinued operations	$578	$690

Cash flows from discontinued operations for the three and nine months ended September 30, 2016 and September 30, 2015 are as follows:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2016	SEPTEMBER 2015	SEPTEMBER 2016	SEPTEMBER 2015
Net cash provided by (used in) operating activities	$58	$75	$192	$248
Net cash provided by (used in) investing activities	$259	$(27)	$225	$(85)

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

The acquisition of total assets of $10.0 billion was a noncash investing and financing activity comprised of $6.4 billion in equity consideration transferred and $3.6 billion of liabilities assumed. See Note 10: Long-term Debt and Lines of Credit for additional details of indebtedness assumed.

The following table summarizes the equity consideration transferred in the merger:

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

We recognized $14 million and $132 million of merger-related costs that were expensed during the quarter and year-to-date period ended September 30, 2016, respectively. We also recognized $14 million of merger-related costs that were expensed during the fourth quarter of 2015. See Note 15: Charges for Integration and Restructuring, Closures, and Asset Impairments for descriptions of the components of merger-related costs. These costs are included in "Charges for integration and restructuring, closures and asset impairments" in our Consolidated Statement of Operations.

As a result of progress made to integrate financial systems since the merger date, the amount of revenue and loss before income taxes from acquired Plum Creek operations is no longer practicable to disclose for the quarter and and year-to-date period ended September 30, 2016.

Summarized unaudited pro forma information that presents combined amounts as if this merger occurred at the beginning of 2015 is as follows:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	SEPTEMBER 2016	SEPTEMBER 2015	SEPTEMBER 2016	SEPTEMBER 2015
Net sales	$1,709	$1,763	$4,925	$5,081
Net earnings from continuing operations attributable to Weyerhaeuser common shareholders	$172	$198	$438	$382
Earnings from continuing operations per share attributable to Weyerhaeuser common shareholders, basic and diluted	$0.23	$0.25	$0.58	$0.48

Pro forma net earnings attributable to Weyerhaeuser common shareholders exclude $10 million and $144 million non-recurring merger-related costs (net of tax) incurred in the quarter and year-to-date period ended September 30, 2016, respectively. No non-recurring merger-related costs were incurred during the quarter or year-to-date period ended September 30, 2015. Pro forma data may not be indicative of the results that would have been obtained had these events occurred at the beginning of the periods presented, nor is it intended to be a projection of future results.

Weyerhaeuser has accounted for the merger transaction as the acquirer and has applied the acquisition method of accounting. Under the acquisition method, the assets acquired and liabilities assumed by Weyerhaeuser from Plum Creek were recorded as of the date of the acquisition at their respective estimated fair values.

The fair values of the assets acquired and liabilities assumed were preliminarily determined using the income, cost or market approaches. The fair value measurements were generally based on significant inputs that are not observable in the market and thus represent Level 3 measurements as defined in ASC 820, Fair Value Measurement, with the exception of certain long-term debt instruments assumed in the acquisition that can be valued using observable market inputs and are therefore Level 2 measurements. The income approach was primarily used to value acquired timberlands, minerals and mineral rights, equity investments in the Timberland Venture (as defined and described in Note 7: Related Parties) and Real Estate Development Ventures (as defined and described in Note 7: Related Parties), and the Note Payable to Timberland Venture (as defined and described in Note 7: Related Parties). The income approach estimates fair value for an asset based on the present value of cash flow projected to be generated by the asset. Projected cash flows are discounted at rates of return that reflect the relative risk of achieving the cash flows and the time value of money. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used, as appropriate, for property and equipment. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the property, less an allowance for loss in value due to depreciation. The market approach was primarily used to value higher and better use real estate tracts included within acquired timberlands, certain land and building assets included within acquired property and equipment, and long-term debt instruments. The market approach estimates fair value for an asset based on values of recent comparable transactions.

The initial allocation of purchase price was recorded using preliminary estimated fair value of assets acquired and liabilities assumed based upon the best information available to management at the time. The purchase price allocation was updated in the third quarter 2016. The measurement period adjustments reflect additional information obtained to record the fair value of certain assets acquired and liabilities assumed based on facts and circumstances existing as of the acquisition date. Measurement period adjustments reflected below did not have a material impact to earnings and had no impact to cash flows for the quarter or year-to-date period ended September 30, 2016.

Initial and updated preliminary estimated fair values of identifiable assets acquired and liabilities assumed as of the merger date are as follows:

DOLLAR AMOUNTS IN MILLIONS	FEBRUARY 19, 2016	MEASUREMENT PERIOD ADJUSTMENTS	SEPTEMBER 30, 2016
Current assets	$128	$1	$129
Timber and timberlands	8,124	23	8,147
Minerals and mineral rights	312	4	316
Property and equipment	272	5	277
Equity investment in Timberland Venture	876	(29)	847
Equity investment in Real Estate Development Ventures	88	(4)	84
Other assets	163	(4)	159
Total assets acquired	9,963	(4)	9,959

Current liabilities	610	—	610
Long-term debt	2,056	—	2,056
Note Payable to Timberland Venture	837	1	838
Other liabilities	77	(5)	72
Total liabilities assumed	3,580	(4)	3,576

Net assets acquired	$6,383	$—	$6,383

These estimated fair values are preliminary in nature and subject to further adjustments, which could be material. We have not identified any material unrecorded pre-merger contingencies where the related asset, liability or impairment is probable and the amount can be reasonably estimated. We are in the process of finalizing our valuations related to the following:

•	timber and timberlands,

•	minerals and mineral rights, and

•	other contractual rights and obligations.
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

NOTE 5: NET EARNINGS PER SHARE AND SHARE REPURCHASES

NET EARNINGS PER SHARE

Our basic earnings per share attributable to Weyerhaeuser shareholders were:

•	$0.30 during third quarter 2016 and $0.64 during year-to-date 2016; and

•	$0.35 during third quarter 2015 and $0.78 during year-to-date 2015.

Our diluted earnings per share attributable to Weyerhaeuser shareholders were:

•	$0.30 during third quarter 2016 and $0.64 during year-to-date 2016; and

•	$0.35 during third quarter 2015 and $0.77 during year-to-date 2015.

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

Diluted earnings per share is net earnings available to common shareholders divided by the sum of the weighted average number of our outstanding common shares and the effect of our outstanding dilutive potential common shares:

	QUARTER ENDED		YEAR-TO-DATE ENDED
SHARES IN THOUSANDS	SEPTEMBER 2016	SEPTEMBER 2015	SEPTEMBER 2016	SEPTEMBER 2015
Weighted average number of outstanding common shares – basic	749,587	514,301	708,395	518,121
Dilutive potential common shares:
Stock options	3,185	1,969	2,660	2,459
Restricted stock units	814	348	723	352
Performance share units	458	470	427	523
Total effect of outstanding dilutive potential common shares	4,457	2,787	3,810	3,334
Weighted average number of outstanding common shares – dilutive	754,044	517,088	712,205	521,455
We use the treasury stock method to calculate the effect of our outstanding stock options, restricted stock units and performance share units. Share-based payment awards that are contingently issuable upon the achievement of specified performance or market conditions are included in our diluted earnings per share calculation in the period in which the conditions are satisfied.

As described below, on July 1, 2016, all outstanding Preference Shares were converted into common shares. For all periods presented the Preference Shares were antidilutive as determined using the if-converted method.

Potential Shares Not Included in the Computation of Diluted Earnings per Share

The following shares were not included in the computation of diluted earnings per share because they were either antidilutive or the required performance or market conditions were not met. Some or all of these shares may be dilutive potential common shares in future periods.

	QUARTER ENDED		YEAR-TO-DATE ENDED
SHARES IN THOUSANDS	SEPTEMBER 2016	SEPTEMBER 2015	SEPTEMBER 2016	SEPTEMBER 2015
Stock options	1,835	6,579	1,835	6,579
Performance share units	361	351	361	351
Preference shares	—	24,987	—	24,987

STOCK REPURCHASE PROGRAM

We repurchased 9,775,873 shares of common stock for $306 million (including transaction fees) during third quarter 2016 and 67,816,810 shares of common stock for $2.0 billion (including transaction fees) year-to-date 2016 under the 2016 Share Repurchase Authorization. The 2016 Share Repurchase Authorization was approved in November 2015 by our Board of Directors and authorized management to repurchase up to $2.5 billion of outstanding shares subsequent to the closing of our merger with Plum Creek. This new authorization replaced the August 2015 share repurchase authorization. Transaction fees incurred for repurchases are not counted as use of funds authorized for repurchases under the 2016 Share Repurchase Authorization. All common stock purchases under the stock repurchase program were made in open-market transactions. As of September 30, 2016, we had remaining authorization of $500 million for future stock repurchases.

We record share repurchases upon trade date as opposed to the settlement date when cash is disbursed. We record a liability to account for repurchases that have not been cash settled. There were no unsettled repurchases as of September 30, 2016 or December 31, 2015.

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

NOTE 6: INVENTORIES

Inventories include raw materials, work-in-process and finished goods.

DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2016	DECEMBER 31, 2015
LIFO Inventories:
Logs	$8	$5
Lumber, plywood and panels	48	48
Other products	14	11
FIFO or moving average cost inventories:
Logs	27	36
Lumber, plywood, panels and engineered wood products	83	75
Other products	104	84
Materials and supplies	84	66
Total	$368	$325

LIFO – the last-in, first-out method – applies to major inventory products held at our U.S. domestic locations. The FIFO – the first-in, first-out method – or moving average cost methods apply to the balance of our domestic raw material and product inventories as well as for all material and supply inventories and all foreign inventories. If we used FIFO for all LIFO inventories, our stated inventories would have been higher by $69 million as of September 30, 2016, and $67 million as of December 31, 2015.

NOTE 7: RELATED PARTIES

We use the equity method to account for our investments in various joint ventures. The following tables summarize the current period equity earnings or loss from our respective balances of our investments in and advances to each of our joint ventures:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2016	SEPTEMBER 2015	SEPTEMBER 2016	SEPTEMBER 2015
Equity earnings from joint ventures:
Timberland Venture	$8	$—	$20	$—
Real Estate Development Ventures	1	—	1	—
Total	$9	$—	$21	$—

			SEPTEMBER 30, 2016	DECEMBER 31, 2015
Investment in and advances to joint ventures:
Real Estate Development Ventures			$73	$—

Through our merger with Plum Creek on February 19, 2016, we acquired equity interests in the Real Estate Development Ventures and the Timberland Venture. Additionally, through the merger Weyerhaeuser assumed the benefits and obligations associated with the formation of Twin Creeks Timber, LLC, a timberland venture (Twin Creeks Venture). The Twin Creeks Venture was funded with initial capital contributions on April 1, 2016.

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

WR-CLP is a variable interest entity and is financed by regular capital calls from the manager of WR-CLP in proportion to a member’s ownership interest. If a member does not make a capital contribution, the member’s ownership interest is diluted. We are committed to make additional capital contributions of up to $26 million during the remaining term of the venture which expires in 2020. We do not intend to provide any additional sources of financing for WR-CLP.

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

Our maximum exposure to loss is $73 million, the carrying amount of our investment in WR-CLP at September 30, 2016, plus any required future capital contributions.

Timberland Venture

Beginning on the date of our merger with Plum Creek until August 31, 2016, we held preferred and common interests in Southern Diversified Timber, LLC, a timberland joint venture (Timberland Venture), which included 100 percent of the preferred interests and 9 percent of the common interests. The Timberland Venture’s other member, an affiliate of Campbell Global LLC (TCG Member), held 91 percent of the Timberland Venture’s common interests. The activities of the Timberland Venture consisted primarily of owning, growing, managing and sustaining its Southern timberlands, entering into cutting contracts with an affiliate of Campbell Global LLC for the sale and harvest of timber and owning a promissory note payable to the Timberland Venture (Note Payable to Timberland Venture) and collecting interest thereon. Our investment in and share of the equity earnings of the Timberland Venture was not attributed to one of our business segments, and was reported in Unallocated Items.

On August 31, 2016, the Timberland Venture redeemed TCG Member’s interest. Upon the redemption, the Timberland Venture distributed all of the timberlands, a portion of the cash balance, and other net assets to TCG Member equal in total to the fair value of TCG Member's adjusted capital account. Following the redemption and distribution of assets to TCG Member, the Timberland Venture's remaining assets consisted of cash and a note receivable from Weyerhaeuser.

As we now hold all of the equity interests in the Timberland Venture, we have consolidated it as a wholly-owned subsidiary and eliminated our equity method investment in the Timberland Venture. As a result, the Note Payable to Timberland Venture is now eliminated for financial reporting purposes in consolidation as it is now intercompany indebtedness and therefore no longer appears on our Consolidated Balance Sheet.

In conjunction with the redemption of TCG Member, we remeasured our previously held equity interest to fair value at August 31, 2016, resulting in recognition of a gain of $6 million in "Interest income and other" on our Consolidated Statement of Operations during the third quarter of 2016.

Twin Creeks Venture

On April 1, 2016, we contributed approximately 260,000 acres of our southern timberlands with an agreed-upon value of approximately $560 million to Twin Creeks Timber, LLC (Twin Creeks Venture), in exchange for cash of approximately $440 million and a 21 percent ownership interest. The other members contributed cash of approximately $440 million for a combined 79 percent ownership interest.

The Twin Creeks Venture is expected to raise total committed capital of up to $950 million from its investors over the next several years. We expect to maintain a 21 percent ownership interest and to contribute additional capital of up to $85 million during the next several years. Unless extended by unanimous vote of all the investors, the term of the Twin Creeks Venture is 15 years.
In conjunction with contributing to the venture, we entered into a separate agreement to manage the timberlands owned by the Twin Creeks Venture, including harvesting activities, marketing and log sales activities, and replanting and silviculture activities. This management agreement guarantees an annual return to the venture in the form of minimum quarterly payments from us equal to 3 percent of the fair value of the managed timberlands. We are also required to annually distribute 75 percent of any profits earned by us in excess of the minimum quarterly payments. The management agreement is cancellable at any time by Twin Creeks Timber, LLC, and otherwise will expire after three years.
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

NOTE 8: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The components of net periodic benefit costs (credits) are:

	PENSION
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2016	SEPTEMBER 2015	SEPTEMBER 2016	SEPTEMBER 2015
Service cost(1)	$13	$14	$37	$42
Interest cost	70	65	207	198
Expected return on plan assets	(125)	(115)	(371)	(354)
Amortization of actuarial loss	39	44	117	135
Amortization of prior service cost	1	1	3	3
Accelerated pension costs included in Plum Creek merger-related costs (Note 15)	—	—	5	—
Total net periodic benefit cost (credit) - pension	$(2)	$9	$(2)	$24

(1)
Service cost includes $3 million and $5 million for quarters ended September 30, 2016, and September 30, 2015, respectively, and $10 million and $13 million for the year-to-date periods ended September 30, 2016, and September 30, 2015, respectively for employees of our Cellulose Fibers segment. These charges are included in our results of discontinued operations.

	OTHER POSTRETIREMENT BENEFITS
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2016	SEPTEMBER 2015	SEPTEMBER 2016	SEPTEMBER 2015
Interest cost	$2	$2	$7	$7
Amortization of actuarial loss	2	2	6	7
Amortization of prior service credit	(2)	(2)	(6)	(6)
Total net periodic benefit cost - other postretirement benefits	$2	$2	$7	$8

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

During first quarter 2016, we recognized $5 million of pension benefit costs from change in control provisions for certain Plum Creek executives. These enhanced pension benefits were triggered by changes in control and retention decisions made after the completion of the merger (see Note 15: Charges for Integration and Restructuring, Closures and Impairments). We did not recognize any additional costs for change in control provisions during the second or third quarters of 2016.

During third quarter 2016, we made $37 million of nonqualified pension benefits payments, which included a portion of the enhanced benefits triggered by change in control provisions. These were paid using proceeds from sales of assets held in grantor trusts.

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

No adjustments were made to the fair value of assets or projected benefit obligations of plans assumed from Plum Creek during the second or third quarter.

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

•	make benefit payments of $22 million for our U.S. and Canadian other postretirement plans.

We do not anticipate making a contribution to our U.S. qualified pension plans for 2016.

NOTE 9: ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2016	DECEMBER 31, 2015
Wages, salaries and severance pay	$140	$117
Pension and other postretirement benefits	50	44
Vacation pay	35	30
Taxes – Social Security and real and personal property	37	17
Interest	89	102
Customer rebates and volume discounts	37	31
Deferred income	54	28
Other	91	58
Total	$533	$427

NOTE 10: LONG-TERM DEBT AND LINES OF CREDIT

This note provides details about our:

•	long-term debt assumed in the Plum Creek merger and

•	new term loans issued.

LONG-TERM DEBT ASSUMED IN THE PLUM CREEK MERGER

Through our merger with Plum Creek, we assumed long-term debt instruments consisting of:

•	two issuances of publicly traded Senior Notes;

•	an Installment Note (defined and described below); and

•	the Note Payable to Timberland Venture (defined and described below).

Concurrent with the merger, we repaid in full the outstanding balances of Plum Creek's Revolving Line of Credit and Term Loan using $720 million of cash on hand.

Senior Notes

The assumed Senior Notes are publicly traded and were issued by Plum Creek Timberlands, L.P. (PC Timberlands) and were fully and unconditionally guaranteed by Weyerhaeuser Company as of the acquisition date. During the third quarter 2016, PC Timberlands was merged into Weyerhaeuser Company and Weyerhaeuser Company assumed the obligations. There were two separate issuances of Senior Notes: $569 million (principal) of 4.70 percent notes which mature in 2021 and $325 million (principal) of 3.25 percent notes which mature in 2023. The Senior Notes are redeemable prior to maturity; however, they are subject to a premium on redemption, which is based upon interest rates of U.S. Treasury securities having similar average maturities.

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

Note Payable to Timberland Venture

We assumed the Note Payable to Timberland Venture, which has a principal balance of $783 million. The annual interest rate on the Note Payable to Timberland Venture is fixed at 7.375 percent. Interest is paid quarterly with the principal due upon maturity. The note matures on October 1, 2018, but may be extended until October 1, 2020, at our election. The note is not redeemable prior to maturity.

Through preliminary acquisition accounting, the Note Payable to Timberland Venture was recognized at an estimated fair value of $838 million as of the acquisition date. The difference between the cash interest payments and the amount being recorded as interest expense at the effective market rate will reduce the carrying value of the note to the principal amount at the maturity date.

On August 31, 2016, the Timberland Venture redeemed TCG Member's interest and Weyerhaeuser obtained full ownership of the Timberland Venture's equity. As a result, we consolidated the Timberland Venture as a wholly-owned subsidiary and the Note Payable to Timberland Venture is therefore eliminated for financial reporting purposes upon consolidation as it is now intercompany indebtedness. The redemption transaction and consolidation is described in Note 7: Related Parties.

NEW TERM LOANS ISSUED

During February 2016 and subsequent to completion of the Plum Creek merger, we entered into a $600 million 18-month senior unsecured term loan maturing in August 2017. Borrowings are currently at LIBOR plus 1.05 percent. At September 30, 2016, we had $600 million outstanding under this facility.

During March 2016, we entered into a $1.9 billion 18-month senior unsecured term loan maturing in September 2017. Borrowings are currently at LIBOR plus 1.05 percent. At September 30, 2016, we had $1,100 million outstanding under this facility.

NOTE 11: FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values and carrying values of our long-term debt consisted of the following:

	SEPTEMBER 30, 2016		DECEMBER 31, 2015
DOLLAR AMOUNTS IN MILLIONS	CARRYING VALUE	FAIR VALUE (LEVEL 2)	CARRYING VALUE	FAIR VALUE (LEVEL 2)
Long-term debt (including current maturities):
Fixed rate	$6,063	$7,204	$4,238	$4,967
Variable rate	2,247	2,250	549	550
Total Debt	$8,310	$9,454	$4,787	$5,517

To estimate the fair value of fixed rate long-term debt, we used the following valuation approaches:

•	market approach – based on quoted market prices we received for the same types and issues of our debt; or

•	income approach – based on the discounted value of the future cash flows using market yields for the same type and comparable issues of debt.

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

As of September 30, 2016, our total accrual for future estimated remediation costs on the active Superfund sites and other sites for which we are responsible was approximately $37 million. These reserves are recorded in "Accrued liabilities" and "Other liabilities" on our Consolidated Balance Sheet. The accrual has not changed materially since the end of 2015.

Asset Retirement Obligations

We have obligations associated with the retirement of tangible long-lived assets consisting primarily of reforestation obligations related to forest management licenses in Canada and obligations to close and cap landfills. As of September 30, 2016, our accrued balance for these obligations was $28 million. These obligations are recorded in "Accrued liabilities" and "Other liabilities" on our Consolidated Balance Sheet. The accruals have not changed materially for continuing operations since the end of 2015.

Some of our sites have materials containing asbestos. We have met our current legal obligation to identify and manage these materials. In situations where we cannot reasonably determine when materials containing asbestos might be removed from the sites, we have not recorded an accrual because the fair value of the obligation cannot be reasonably estimated.

NOTE 13: CUMULATIVE OTHER COMPREHENSIVE INCOME (LOSS)

Changes in amounts included in our cumulative other comprehensive income (loss) by component are:

		PENSION		OTHER POSTRETIREMENT BENEFITS
DOLLAR AMOUNTS IN MILLIONS	Foreign currency translation adjustments	Actuarial losses	Prior service costs	Actuarial losses	Prior service credits	Unrealized gains on available-for-sale securities	Total
Beginning balance as of December 31, 2015	$207	$(1,372)	$(11)	$(77)	$35	$6	$(1,212)
Other comprehensive income (loss) before reclassifications	34	(16)	—	3	—	1	22
Income taxes	—	3	—	(1)	—	—	2
Net other comprehensive income (loss) before reclassifications	34	(13)	—	2	—	1	24
Amounts reclassified from cumulative other comprehensive income (loss)(1)	—	117	3	6	(6)	—	120
Income taxes	—	(40)	(1)	(2)	1	—	(42)
Net amounts reclassified from cumulative other comprehensive income (loss)	—	77	2	4	(5)	—	78
Total other comprehensive income (loss)	34	64	2	6	(5)	1	102
Ending balance as of September 30, 2016	$241	$(1,308)	$(9)	$(71)	$30	$7	$(1,110)
(1) Actuarial losses and prior service credits (cost) are included in the computation of net periodic benefit costs (credits). See Note 8: Pension and Other Postretirement Benefit Plans.

NOTE 14: SHARE-BASED COMPENSATION

In year-to-date 2016, we granted 6,121,835 stock options, 1,954,796 restricted stock units (RSUs), 495,079 performance share units (PSUs) and 106,752 stock appreciation rights. In addition, 1,166,591 outstanding RSUs and 288,780 outstanding PSUs vested during year-to-date 2016. A total of 3,034,349 shares of common stock were issued as a result of RSU vesting, PSU vesting and stock option exercises.

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

Replacement Restricted Stock Unit Awards

The replacement RSUs issued as a result of the merger with Plum Creek have similar vesting provisions as the terms of existing Weyerhaeuser restricted stock unit awards. Expense for replacement RSUs will continue to be recognized over the remaining service period unless a qualifying termination occurs. A qualifying termination of an awardee will result in acceleration of vesting and expense recognition in the period that the qualifying termination occurs. Qualifying terminations during year-to-date 2016 resulted in accelerated vesting of 686,096 of the replacement RSUs and recognition of $15 million of expense. This accelerated expense is included in merger-related integration costs as described in Note 15: Charges for Integration and Restructuring, Closures and Asset Impairments.

Value Management Awards

Following the merger, the VMAs assumed were valued at target. All outstanding VMAs, if earned, will vest December 31, 2017, and be paid in the first quarter of 2018. The VMAs are classified and accounted for as liabilities, as they will be settled in cash upon vesting. The expense recognized over the remaining performance period will equal the cash value of an award as of the last day of the performance period multiplied by the number of awards that are earned. Expense for VMAs will continue to be recognized over the remaining service period unless a qualifying termination occurs. A qualifying termination of an awardee will result in acceleration of vesting and expense recognition in the period that the qualifying termination occurs. Qualifying terminations during year-to-date 2016 resulted in $6 million of expense recognized. This accelerated expense is included in merger-related integration costs as described in Note 15: Charges for Integration and Restructuring, Closures and Asset Impairments.

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

STOCK APPRECIATION RIGHTS

Stock appreciation rights are re-measured to reflect the fair value at each reporting period. The following table shows the weighted average assumptions applied to all outstanding stock appreciation rights as of September 30, 2016.

Weighted Average Assumptions Used to Re-measure the Value of Stock Appreciation Rights as of September 30, 2016

Stock Appreciation Rights
Expected volatility	23.08%
Expected dividends	4.14%
Expected term (in years)	2.21
Risk-free rate	0.86%
Weighted average fair value	$7.07

The vesting and post-termination vesting terms for stock appreciation rights granted in 2016 are the same as for stock options described above.

NOTE 15: CHARGES FOR INTEGRATION AND RESTRUCTURING, CLOSURES AND ASSET IMPAIRMENTS

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2016	SEPTEMBER 2015	SEPTEMBER 2016	SEPTEMBER 2015
Integration and restructuring charges related to our merger with Plum Creek:
Termination benefits	$4	$—	$52	$—
Acceleration of share-based compensation related to qualifying terminations (Note 14)	—	—	21	—
Acceleration of pension benefits related to qualifying terminations (Note 8)	—	—	5	—
Professional services	6	—	45	—
Other integration and restructuring costs	4	—	9	—
Total integration and restructuring charges related to our merger with Plum Creek	14	—	132	—
Charges related to closures and other restructuring activities:
Termination benefits	1	—	4	1
Other closures and restructuring costs	1	1	3	1
Total charges related to closures and other restructuring activities	2	1	7	2
Impairments of long-lived assets	—	1	2	14
Total charges for integration and restructuring, closures and impairments	$16	$2	$141	$16

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

Changes in accrued severance related to restructuring during the year-to-date period ended September 30, 2016, were as follows:

DOLLAR AMOUNTS IN MILLIONS
Accrued severance as of December 31, 2015	$5
Charges	56
Payments	(33)
Accrued severance as of September 30, 2016	$28

Accrued severance is recorded within the "Wages, salaries and severance pay" component of "Accrued liabilities" on our Consolidated Balance Sheet as detailed in Note 9: Accrued Liabilities. The majority of the accrued severance balance as of September 30, 2016, is expected to be paid within one year.

NOTE 16: OTHER OPERATING COSTS (INCOME), NET

Other operating costs (income), net:

•	includes both recurring and occasional income and expense items and

•	can fluctuate from year to year.

ITEMS INCLUDED IN OTHER OPERATING COSTS (INCOME), NET

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2016	SEPTEMBER 2015	SEPTEMBER 2016	SEPTEMBER 2015
Gain on disposition of nonstrategic assets	$(8)	$(1)	$(54)	$(7)
Foreign exchange losses (gains), net	1	20	(11)	41
Litigation expense, net	2	6	23	17
Other, net	5	6	(5)	5
Total other operating costs (income), net	$—	$31	$(47)	$56

Gain on disposition of nonstrategic assets included a $36 million pretax gain recognized in the first quarter of 2016 on the sale of our Federal Way, Washington headquarters campus.
Foreign exchange losses (gains) result from changes in exchange rates, primarily related to our Canadian operations.

NOTE 17: INCOME TAXES
As a REIT, we generally are not subject to federal corporate level income taxes on REIT taxable income that is distributed to shareholders. We are required to pay corporate income taxes on earnings of our TRS, which includes our manufacturing businesses and portions of our Timberlands and Real Estate & ENR segments' earnings.

The quarterly provision for income taxes is based on the current estimate of the annual effective tax rate. Our 2016 estimated annual effective tax rate for our TRS is approximately 33 percent, which is lower than the U.S. domestic statutory federal tax rate primarily due to lower foreign tax rates applicable to foreign earnings, partially offset by state income taxes.

Following the merger with Plum Creek in first quarter 2016, our income tax receivables and deferred income tax balances for our TRS have been adjusted to include Plum Creek’s TRS, which include $4 million in federal income tax receivables and $65 million in deferred income tax assets arising from temporary differences between the tax bases and book bases of assets acquired and liabilities assumed in the merger. See Note 4: Merger with Plum Creek for additional details.

ONGOING IRS MATTER

We received a Notice of Final Partnership Administrative Adjustment (FPAA), dated July 20, 2016, from the Internal Revenue Service (IRS) in regard to Plum Creek REIT’s 2008 U.S. federal income tax treatment of the transaction forming the Timberland Venture. The IRS is asserting that the transfer of the timberlands to the Timberland Venture was a taxable transaction to the company at the time of the transfer rather than a nontaxable capital contribution. We have filed a petition in the U.S. Tax Court and will vigorously contest this adjustment.

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

•	transportation and labor availability and costs;

•	federal tax policies, interpretations or rulings;

•	the effect of forestry, land use, environmental and other governmental regulations;

•	legal proceedings;

•	performance of pension fund investments and related derivatives;

•	the effect of timing of retirements and changes in the market price of our common stock on charges for share-based compensation;

•	changes in accounting principles; and

•	other factors described under “Risk Factors” in our 2015 Annual Report on Form 10-K and in our Registration Statement on Form S-4/A filed on December 23, 2015.

EXPORTING ISSUES

We are a large exporter, affected by:

•	economic activity in Europe and Asia, especially Japan and China;

•	currency exchange rates – particularly the relative value of the U.S. dollar, Canadian dollar, euro and yen; and

•	restrictions on international trade or tariffs imposed on imports.

RESULTS OF OPERATIONS

In reviewing our results of operations, it is important to understand these terms:

•	Sales realizations refer to net selling prices – this includes selling price plus freight, minus normal sales deductions.

•	Net contribution to earnings does not include interest expense and income taxes.

In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, sales realizations, shipment volumes, and net contributions to earnings are based on the quarter and year-to-date period ended September 30, 2016, compared to the quarter and year-to-date period ended September 30, 2015.

Our merger with Plum Creek during first quarter 2016 significantly impacted the comparability of our consolidated operating results between 2016 and 2015. As a result of progress made to integrate financial processes and systems since the merger date, the results beginning on February 19, 2016, from acquired Plum Creek operations and the respective impacts of these results on our current period results are impracticable to disclose in the quarter and year-to-date period ended September 30, 2016. Our prior period results do not include pre-merger results of Plum Creek operations.

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

ECONOMIC AND MARKET CONDITIONS AFFECTING OUR OPERATIONS

The strength of the U.S. housing market strongly affects our Wood Products and Timberlands segments. As published by the U.S. Census Bureau, total housing starts for 2015 were 1.11 million units. We continue to expect improving U.S. housing starts and anticipate a level of approximately 1.18 million units in 2016 as a result of employment growth, improving consumer confidence and continued historically low mortgage rates. In the first nine months of 2016, housing starts averaged 1.15 million total units on a seasonally adjusted annual basis according to the U.S. Census Bureau and single family units averaged 0.77 million as a seasonally adjusted annual rate. This is consistent with expectations for 7 percent to 8 percent year-over-year growth in housing starts. Repair and remodeling activity is also a driver of wood product demand. The Joint Center for Housing of Harvard University is projecting an increase in remodeling expenditures of 8.6 percent in 2016 over 2015.

Our Real Estate & ENR segment is affected by the health of the U.S. economy and especially the U.S. housing sector, which influences the real estate market. According to the Realtors Land Institute of the National Association of Realtors, land transaction prices and volumes are expected to be the same or stronger in 2016 compared to 2015.

Demand for logs from our Timberlands segment is affected by production levels of wood-based building products. U.S. wood product markets advanced in the first nine months of 2016, consistent with homebuilding and remodeling segments and helped by a rising single family share of total housing starts. Single family starts are up 10 percent year to date over the same period last year on a seasonally adjusted basis. Demand for logs increased with wood products production, and log supplies kept pace, leaving prices relatively flat year to date for western and southern sawlogs and southern pulpwood. Our western holdings are also affected by export demand. Log inventories in Chinese ports were lower in 2016 than for the same period in 2015 and demand was modestly improved over 2015. Japan housing starts for January through August 2016 are up 5 percent from the same period last year. Housing starts are a key driver of wood product and log demand in Japan. We expect demand from China and Japan in 2016 to be similar to 2015.

CONSOLIDATED RESULTS

How We Did Third Quarter and Year-to-Date 2016

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	SEPTEMBER 2016	SEPTEMBER 2015	2016 VS. 2015	SEPTEMBER 2016	SEPTEMBER 2015	2016 VS. 2015
Net sales	$1,709	$1,355	$354	$4,769	$3,980	$789
Costs of products sold	1,314	1,073	241	3,661	3,123	538
Operating income	274	166	108	685	516	169
Earnings of discontinued operations, net of tax	65	59	6	123	111	12
Net earnings attributable to Weyerhaeuser common shareholders	227	180	47	454	403	51
Earnings per share attributable to Weyerhaeuser shareholders, basic	$0.30	$0.35	$(0.05)	$0.64	$0.78	$(0.14)
Earnings per share attributable to Weyerhaeuser shareholders, diluted	$0.30	$0.35	$(0.05)	$0.64	$0.77	$(0.13)

Comparing Third Quarter 2016 with Third Quarter 2015

Net sales

Net sales increased $354 million – 26 percent – primarily attributable to the following factors:

•
Timberlands segment sales increased $174 million – 56 percent – due to higher delivered logs sales volumes primarily attributable to acquired Plum Creek operations. This increase was partially offset by lower average sales realizations. The decrease in average sales realizations is primarily attributable to the increase in sales volume for the South, which has lower average sales realizations compared to the West. The South comprised 33 percent of net sales for the quarter compared with 21 percent of net sales for third quarter 2015.

•
Real Estate & ENR segment sales increased $26 million – 118 percent – primarily due to increased volume of timberland acres sold and increased ENR sales volume attributable to the operations acquired in our merger with Plum Creek, partially offset by a decrease in average price realized per timberland acre.

•
Wood Products segment sales increased $154 million – 15 percent – primarily due to increased medium density fiberboard sales generated from our operations acquired from our merger with Plum Creek; increased oriented strand board, lumber, and plywood average sales realizations; and increased lumber and plywood sales volumes attributable to the operations acquired in our merger with Plum Creek.

Costs of products sold

Costs of products sold increased $241 million – 22 percent – primarily attributable to the following:

•	Timberlands segment costs of products sold increased $161 million, primarily due to:

◦	increased sales volumes as described above and higher depletion rates in the South and West for acquired Plum Creek timberlands, which were measured at fair value as of the merger date; and

◦	increased silviculture and reforestation costs, which is attributable to the significant increase in our timberlands holdings resulting from the merger;

•
Real Estate & ENR segment costs of products sold increased $23 million primarily due to increased real estate and ENR sales volume as explained above, coupled with an increase in the average basis of real estate sold attributable to measuring acquired Plum Creek land at fair value in acquisition accounting; and

•
Wood Products segment costs of products sold increased $66 million primarily due to increased sales volume as described above. This increase is partially offset by lower resin and manufacturing costs per unit.

Operating income

Operating income increased $108 million – 65 percent – primarily attributable to increased net sales and costs of products sold explained above.
These increases were partially offset by a $14 million increase to charges for integration and restructuring, closures and asset impairments, which is attributable to integration costs related to our merger with Plum Creek.

Net earnings attributable to Weyerhaeuser common shareholders

Our net earnings attributable to Weyerhaeuser common shareholders increased $47 million – 26 percent. Excluding earnings from discontinued operations, net of tax, net earnings attributable to Weyerhaeuser common shareholders increased $41 million – 34 percent – primarily attributable to the variances in net sales, costs of products sold and operating income as explained above. The increase is partially offset by a $66 million increase in income taxes from continuing operations attributable to:

•	increased earnings for our TRS due primarily to the improved performance of our Wood Products segment and

•	exhaustion of our remaining federal tax credit and net operating loss carryforwards during 2016.
Earnings from discontinued operations, net of tax, decreased $6 million – 10 percent – primarily due to:

•	lower average sales realizations and sales volumes for pulp and liquid packaging board; and

•	increased charges for restructuring, closures and asset impairments, which consists of costs related to our strategic evaluation of the Cellulose Fibers businesses and transaction-related costs.
These were partially offset by:

•	lower costs of products sold, primarily due to lower sales and ceasing depreciation when Cellulose Fibers manufacturing assets were classified as held-for-sale in the second quarter 2016;

•	lower equity loss from our printing papers joint venture; and

•	the net gain on the divestiture of liquid packaging board recognized in third quarter 2016.

Comparing Year-to-Date 2016 with Year-to-Date 2015

Net sales

Net sales increased $789 million – 20 percent – attributable to:

•
Timberlands segment sales increased $381 million – 40 percent – primarily due to acquired Plum Creek operations. This increase was partially offset by lower average sales realizations. The decrease in average sales realizations is primarily attributable to the increase in sales volume for the South, which has lower average sales realizations compared to the West. The South comprised 31 percent of net sales for year-to-date 2016 compared with 19 percent of net sales for the 2015 year-to-date period.

•
Real Estate & ENR segment sales increased $56 million – 81 percent – attributable to increased volume of timberland acres sold and increased ENR sales volume attributable to the operations acquired in our merger with Plum Creek, and an increase in average price realized per acre sold.

•
Wood Products segment sales increased $352 million – 12 percent – primarily due to increased medium density fiberboard sales generated from our operations acquired from our merger with Plum Creek; increased oriented strand board and plywood average sales realizations; and increased lumber, oriented strand board, plywood, and engineered solid section sales volumes.

Costs of products sold

Costs of products sold increased $538 million – 17 percent – primarily attributable to the following:

•
Timberlands segment costs of products sold increased $351 million, primarily due to increased sales volumes, as explained above and to higher depletion rates in the South and West for acquired Plum Creek timberlands, which were measured at fair value;

•	Real Estate & ENR segment costs of products sold increased $50 million attributable to increased real estate and ENR sales volumes as explained above; and

•
Wood Products segment costs of products sold increased $153 million primarily due to increased sales volume as explained above. This increase was partially offset by lower log, resin, and manufacturing costs per unit.

Operating income

Operating income increased $169 million – 33 percent – primarily due to the following:

•	increased gross margin as described above – $251 million,

•	noncash gain on foreign exchange debt held by our Canadian entity – $53 million, and

•	a pretax gain related to the sale of our Federal Way headquarters campus – $36 million.
These increases were partially offset by:

•
a $125 million increase in charges for integration and restructuring, closures and asset impairments, primarily attributable to 2016 integration costs related to our merger with Plum Creek – $132 million; and

•	a $64 million increase in general and administrative expenses attributable primarily to acquired Plum Creek operations.
These increases are partially offset by a noncash impairment charge recognized in first quarter 2015 related to a nonstrategic asset that was sold in second quarter 2015 – $13 million.

Net earnings attributable to Weyerhaeuser common shareholders

Our net earnings attributable to Weyerhaeuser common shareholders increased $51 million – 13 percent. Excluding earnings from discontinued operations, net of tax, net earnings attributable to Weyerhaeuser common shareholders increased $39 million – 13 percent – primarily attributable to the variances in net sales, costs of products sold and operating income as explained above, partially offset by $100 million increase in income taxes from continuing operations resulting from increased taxable earnings generated by our TRS.
Earnings from discontinued operations, net of tax, increased $12 million – 11 percent – primarily due to:

•	lower costs of products sold, primarily due to lower sales and ceasing depreciation when Cellulose Fibers manufacturing assets were classified as held-for-sale in the second quarter 2016,

•	a decrease in the equity loss from our printing papers joint venture, and

•	the gain on the divestiture of the liquid packaging board business recognized in third quarter of 2016.
These were partially offset by:

•	lower average sales realizations for pulp and liquid packaging board and lower sales volumes for liquid packaging board,

•	increased income tax expense due to the gain on the divestiture of the liquid packaging board business, and

•
increased charges for integration and restructuring, closures and asset impairments, which consists of costs related to our strategic evaluation of the Cellulose Fibers businesses and transaction-related costs.

TIMBERLANDS

Compared to 2015, the changes to the results of operations for our Timberlands segment are primarily attributable to the addition of approximately 6.3 million acres of Plum Creek timberlands, which produced over 18 million tons of harvest volumes in 2015. The merger results in expansion of our Southern timberlands from 4.0 million acres to 7.4 million acres – an 85 percent increase – and our Western timberlands from 2.6 million acres to 3.0 million acres – a 15 percent increase. The merger also added 2.5 million acres across West Virginia, Maine, New Hampshire, Vermont, Michigan, Wisconsin and Montana, which we refer to as our Northern timberlands. Increases to our sales volumes are primarily attributable to the significant increases in the size of our timberlands holdings by region, particularly in the South and North regions.

The composition of our sales volume by region was also altered by the merger, as the South and North regions, which have lower average sales realizations compared to the West, now comprise a greater portion of our overall sales. Additionally, within the South the acquired timberlands alter the overall sales mix, as lower realization pulpwood sales have increased and higher realization grade logs have decreased as a percentage of total sales, resulting in lower average sales realizations overall for the region.

As a result of of applying acquisition accounting to Timber and timberlands assets acquired as described in Note 4: Merger with Plum Creek, depletion rates have increased significantly in 2016 compared to 2015. When combined with increased sales volumes, these higher depletion rates drive the significant increases in our costs of products sold in 2016 compared to 2015 for the periods presented.

How We Did Third Quarter and Year-to-Date 2016

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2016	SEPTEMBER 2015	2016 VS. 2015	SEPTEMBER 2016	SEPTEMBER 2015	2016 VS. 2015
Net sales to unaffiliated customers:
Delivered logs(1):
West	$217	$196	$21	$664	$627	$37
South	160	64	96	415	180	235
North	29	—	29	61	—	61
Other	11	6	5	25	17	8
Subtotal delivered logs sales	417	266	151	1,165	824	341
Stumpage and pay-as-cut timber	24	13	11	62	27	35
Products from international operations(2)	21	20	1	58	69	(11)
Recreational and other lease revenue	15	7	8	29	18	11
Other	7	4	3	28	23	5
Subtotal net sales to unaffiliated customers	484	310	174	1,342	961	381
Intersegment sales:
United States	149	138	11	446	426	20
Other	67	72	(5)	185	199	(14)
Subtotal intersegment sales	216	210	6	631	625	6
Total sales	$700	$520	$180	$1,973	$1,586	$387
Costs of products sold	$559	$398	$161	$1,527	$1,176	$351
Operating income and Net contribution to earnings	$122	$107	$15	$376	$363	$13

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

Comparing Third Quarter 2016 with Third Quarter 2015

Net sales – unaffiliated customers

Net sales to unaffiliated customers increased $174 million – 56 percent – primarily due to:

•
a $96 million increase in Southern log sales as a result of a 166 percent increase in delivered logs sales volumes primarily attributable to acquired Plum Creek operations, partially offset by a 6 percent decrease in average sales realizations for delivered logs;

•	a $29 million increase in Northern log sales attributable to the operations added in our merger with Plum Creek; and

•
a $21 million increase in Western log sales as result of an 11 percent increase in delivered logs sales volumes primarily attributable to acquired Plum Creek operations and to more favorable fire season harvest conditions compared to third quarter 2015.

Intersegment sales

Intersegment sales increased $6 million – 3 percent – primarily due to increased intersegment sales in the United States – $11 million. This is attributable to higher intersegment log sales volumes attributable to the Montana operations acquired from Plum Creek, as well as an increase in average sales realizations. The increase in the United States was partially offset by a decrease in Canada intersegment sales – $5 million – primarily attributable to lower log sales volumes.

Costs of products sold

Costs of products sold increased $161 million – 40 percent – due to a 90 percent increase in sales volumes attributable to the operations acquired in our merger with Plum Creek and to higher depletion rates in the South and West for acquired Plum Creek timberlands, which were measured at fair value as of the merger date. Silviculture costs also increased as a result of the increased timberlands acreage.

Operating income and Net contribution to earnings

Operating income and Net contribution to earnings increased $15 million – 14 percent – primarily attributable to the changes in net sales and costs of products sold as explained above. The increase in gross margin was partially offset by higher selling, general, and administrative expenses due to our integration with Plum Creek.

Comparing Year-to-Date 2016 with Year-to-Date 2015

Net sales – unaffiliated customers

Net sales to unaffiliated customers increased $381 million – 40 percent – primarily due to:

•
a $235 million increase in Southern log sales as a result of a 141 percent increase in delivered logs sales volumes primarily attributable to adding acquired Plum Creek operations, partially offset by a 4 percent decrease in average sales realizations of delivered logs due to mix of sawlogs and pulp logs;

•	a $61 million increase in Northern log sales, which were acquired upon our merger with Plum Creek; and

•
a $37 million increase in Western log sales as a result of an 8 percent increase in delivered logs sales volumes primarily attributable to adding acquired Plum Creek operations, partially offset by a 2 percent decrease in average sales realizations for delivered logs.

Intersegment sales

Intersegment sales increased $6 million – 1 percent – primarily due to increased intersegment sales in the United States – $20 million. This is attributable to higher intersegment log sales volumes attributable to the Montana operations acquired from Plum Creek, as well as an increase in average sales realizations. The increase in the United States was partially offset by a decrease in Canada intersegment sales – $14 million. This decrease is attributable to lower log sales volumes and average log sales realizations, partially offset by higher chip sales volumes.

Costs of products sold

Costs of products sold increased $351 million – 30 percent – primarily due to a 69 percent increase in sales volumes attributable to the operations acquired in our merger with Plum Creek and to higher depletion rates in the South and West for acquired Plum Creek timberlands, which were measured at fair value as of the merger date.

Operating income and Net contribution to earnings

Operating income and Net contribution to earnings increased $13 million – 4 percent – primarily attributable to the changes in net sales and costs of products sold as explained above.

THIRD-PARTY LOG SALES VOLUMES AND FEE HARVEST VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS (1)(2)	SEPTEMBER 2016	SEPTEMBER 2015	2016 VS. 2015	SEPTEMBER 2016	SEPTEMBER 2015	2016 VS. 2015
Third party log sales – tons:
West	2,209	1,992	217	6,705	6,207	498
South	4,538	1,707	2,831	11,659	4,844	6,815
North	503	—	503	1,005	—	1,005
Uruguay	117	194	(77)	352	556	(204)
Other	263	127	136	601	384	217
Total	7,630	4,020	3,610	20,322	11,991	8,331
Fee harvest volumes – tons:
West	2,744	2,548	196	8,525	7,967	558
South	6,992	3,648	3,344	19,083	10,548	8,535
North	678	—	678	1,392	—	1,392
Uruguay	242	220	22	789	725	64
Other	191	—	191	372	—	372
Total	10,847	6,416	4,431	30,161	19,240	10,921

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

West: 1.056 m3 = 1 ton
South: 0.818 m3 = 1 ton
Canada: 1.244 m3 = 1 ton
Uruguay: 0.907 m3 = 1 ton

REAL ESTATE, ENERGY & NATURAL RESOURCES

How We Did Third Quarter and Year-to-Date 2016

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2016	SEPTEMBER 2015	2016 VS. 2015	SEPTEMBER 2016	SEPTEMBER 2015	2016 VS. 2015
Net sales:
Real estate	$31	$15	$16	87	50	37
Energy and natural resources	17	7	10	38	19	19
Total	$48	$22	$26	$125	$69	$56
Costs of products sold	$26	$3	$23	$65	$15	$50
Operating income	$14	$19	$(5)	$41	$52	$(11)
Equity earnings from joint venture	1	—	1	1	—	1
Net contribution to earnings	$15	$19	$(4)	$42	$52	$(10)

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

Land added as a result of our merger with Plum Creek generally carries a higher per acre cost basis compared to our other acreage as a result of measuring acquired land at fair value in acquisition accounting. As a result, our costs of products sold will vary period-to-period based on the sales mix of acquired Plum Creek acres versus acres owned by Weyerhaeuser prior to the merger.

Comparing Third Quarter 2016 with Third Quarter 2015

Net sales

Net sales increased $26 million attributable to:

•
Net real estate sales increased $16 million, attributable to increases in volume of timberlands acres sold. This increase was partially offset by a decrease in average price realized per acre due to mix of properties sold.

•	Net energy and natural resources sales increased $10 million, due primarily to increased sales volumes attributable to the operations acquired in our merger with Plum Creek.

Costs of products sold

Costs of products sold increased $23 million primarily due to increased real estate and ENR sales volumes, as explained above.

Net contribution to earnings

Net contribution to earnings for the quarter decreased $4 million – 21 percent – as a result of increased general and administrative expenses. The increase in general and administrative expenses is the result of allocating corporate overhead to the business segment in third quarter 2016, whereas in third quarter 2015 it did not receive a separate corporate allocation.

Comparing Year-to-Date 2016 with Year-to-Date 2015

Net sales

Net sales increased $56 million – 81 percent – attributable to:

•	Net real estate sales increased $37 million – 74 percent – attributable to increases in volume of timberlands acres sold and an increase in average price realized per acre.

•	Net energy and natural resources sales increased $19 million, due primarily to increased sales volumes attributable to the operations acquired in our merger with Plum Creek.
Costs of products sold

Costs of products sold increased $50 million, primarily due to increased real estate and ENR sales volumes, as explained above.

Net contribution to earnings

Net contribution to earnings decreased $10 million – 19 percent – primarily attributable to increased general and administrative expenses. The increase in general and administrative expenses is the result of allocating corporate overhead to the business segment in 2016, whereas in 2015 it did not receive a separate corporate allocation.

REAL ESTATE SALES STATISTICS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
	SEPTEMBER 2016	SEPTEMBER 2015	2016 VS. 2015	SEPTEMBER 2016	SEPTEMBER 2015	2016 VS. 2015
Acres sold	12,853	5,030	7,823	38,098	20,625	17,473
Average price per acre	$2,354	$2,635	$(281)	$2,271	$2,175	$96

WOOD PRODUCTS

How We Did Third Quarter and Year-to-Date 2016

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2016	SEPTEMBER 2015	2016 VS. 2015	SEPTEMBER 2016	SEPTEMBER 2015	2016 VS. 2015
Net sales:
Structural lumber	$495	$455	$40	$1,412	$1,339	$73
Engineered solid section	119	116	3	343	323	20
Engineered I-joists	79	79	—	218	216	2
Oriented strand board	199	151	48	544	435	109
Softwood plywood	48	33	15	133	102	31
Medium density fiberboard	51	—	51	112	—	112
Other products produced	49	49	—	143	145	(2)
Complementary building products	137	140	(3)	397	390	7
Total	$1,177	$1,023	$154	$3,302	$2,950	$352
Costs of products sold	$980	$914	$66	$2,799	$2,646	$153
Operating income and Net contribution to earnings	$170	$85	$85	$413	$218	$195
Upon our merger with Plum Creek, we acquired five manufacturing facilities in Montana. The sales and net contribution to earnings of these facilities beginning on the merger date of February 19, 2016, are included in the results of our Wood Products segment. The results of the two acquired plywood facilities are reported in softwood plywood and the two acquired lumber facilities are reported in structural lumber.
The Medium Density Fiberboard (MDF) facility supplies high-quality MDF to a wide range of customers throughout North America. Some of the more common uses for our MDF include furniture and cabinet components, architectural moldings, doors, store fixtures, core material for hardwood plywood, face material for softwood plywood, commercial wall paneling and substrate for laminate flooring.

We permanently closed two of the five acquired Plum Creek mills, the lumber facility and softwood plywood facility in Columbia Falls, Montana, during the third quarter of 2016. The closure of these facilities will allow us to align the available log supply with our manufacturing capacity, including adding shifts at our Kalispell, Montana facilities, to position our Montana operations for long-term success.

Comparing Third Quarter 2016 with Third Quarter 2015

Net sales

Net sales increased $154 million – 15 percent, primarily due to:

•	a $51 million increase in medium density fiberboard sales generated from operations acquired in our merger with Plum Creek;

•	a $48 million increase in oriented strand board sales, attributable to a 32 percent increase in average sales realizations;

•	a $40 million increase in lumber sales, attributable to a 8 percent increase in average realizations; and

•
a $15 million increase in plywood sales, attributable to a 15 percent increase in average sales realizations and a 27 percent increase in shipment volumes, with the volume increase due in part to acquired Plum Creek operations.

Costs of products sold

Costs of products sold increased $66 million – 7 percent – primarily due to increased sales volume in most product lines, mostly attributable to volumes produced and sold by operations acquired from our merger with Plum Creek. This increase is partially offset by lower resin and manufacturing costs per unit.

Operating income and Net contribution to earnings

Operating income and Net contribution to earnings increased $85 million – 100 percent – primarily attributable to the changes in net sales and costs of products sold as explained above.

Comparing Year-to-Date 2016 with Year-to-Date 2015

Net sales

Net sales increased $352 million – 12 percent, primarily attributable to:

•	a $112 million increase in medium density fiberboard sales generated from operations acquired in our merger with Plum Creek;

•	a $109 million increase in oriented strand board sales, attributable to a 22 percent increase in average sales realizations and a 2 percent increase in shipment volumes;

•	a $73 million increase in lumber sales, attributable to a 5 percent increase in shipment volumes;

•	a $31 million increase in plywood sales, attributable to a 27 percent increase in shipment volumes and 6 percent increase in average sales realizations; and

•	a $20 million increase in engineered solid section, attributable to a 11 percent increase in shipment volumes, partially offset by a 4 percent decrease in average sales realizations.

Costs of products sold

Costs of products sold increased $153 million – 6 percent, primarily due to increased sales volume in most product lines, mostly attributable to volumes produced and sold by operations acquired from our merger with Plum Creek. This increase was partially offset by lower log, resin, and manufacturing costs per unit.

Operating income and Net contribution to earnings

Operating income and Net contribution to earnings increased $195 million – 89 percent, primarily attributable to the changes in net sales and costs of products sold as explained above.

THIRD-PARTY SALES VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS(1)	SEPTEMBER 2016	SEPTEMBER 2015	2016 VS. 2015	SEPTEMBER 2016	SEPTEMBER 2015	2016 VS. 2015
Structural lumber – board feet	1,233	1,224	9	3,634	3,474	160
Engineered solid section – cubic feet	6.2	5.6	0.6	17.7	16.0	1.7
Engineered I-joists – lineal feet	53	52	1	147	143	4
Oriented strand board – square feet (3/8”)	776	778	(2)	2,296	2,249	47
Softwood plywood – square feet (3/8”)	127	100	27	368	290	78

(1)	Sales volumes include sales of internally produced products and products purchased for resale primarily through our distribution business.

PRODUCTION AND OUTSIDE PURCHASE VOLUMES

Outside purchase volumes are primarily purchased for resale through our distribution business. Production volumes are produced for sale through our own sales organizations and through our distribution business. Production of oriented strand board and engineered solid section are also used to manufacture engineered I-joists.

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS	SEPTEMBER 2016	SEPTEMBER 2015	2016 VS. 2015	SEPTEMBER 2016	SEPTEMBER 2015	2016 VS. 2015
Structural lumber – board feet:
Production	1,130	1,087	43	3,464	3,217	247
Outside purchase	65	92	(27)	193	279	(86)
Total	1,195	1,179	16	3,657	3,496	161
Engineered solid section – cubic feet:
Production	5.7	5.2	0.5	17.2	15.8	1.4
Outside purchase	—	—	—	—	—	—
Total	5.7	5.2	0.5	17.2	15.8	1.4
Engineered I-joists – lineal feet:
Production	49	50	(1)	141	141	—
Outside purchase	3	2	1	7	4	3
Total	52	52	—	148	145	3
Oriented strand board – square feet (3/8”):
Production	777	746	31	2,259	2,150	109
Outside purchase	102	77	25	261	223	38
Total	879	823	56	2,520	2,373	147
Softwood plywood – square feet (3/8”):
Production	105	67	38	304	191	113
Outside purchase	22	27	(5)	66	91	(25)
Total	127	94	33	370	282	88

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

NET CONTRIBUTION TO EARNINGS – UNALLOCATED ITEMS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2016	SEPTEMBER 2015	2016 VS. 2015	SEPTEMBER 2016	SEPTEMBER 2015	2016 VS. 2015
Unallocated corporate function expense	$(21)	$(14)	$(7)	$(62)	$(48)	$(14)
Unallocated share-based compensation	(4)	6	(10)	(5)	10	(15)
Unallocated pension and postretirement credits	11	2	9	33	8	25
Foreign exchange gain (loss)	(1)	(20)	19	13	(40)	53
Elimination of intersegment profit in inventory and LIFO	2	3	(1)	(6)	7	(13)
Gain on sale of non-strategic asset	1	—	1	45	2	43
Charges for integration and restructuring, closures and asset impairments:
Plum Creek merger- and integration-related costs	(14)	—	(14)	(132)	—	(132)
Other restructuring, closures, and asset impairments	(1)	(1)	—	(2)	(15)	13
Other	(5)	(21)	16	(29)	(41)	12
Operating income (loss)	(32)	(45)	13	(145)	(117)	(28)
Equity earnings from joint venture	8	—	8	20	—	20
Interest income and other	15	9	6	34	27	7
Net contribution to earnings	$(9)	$(36)	$27	$(91)	$(90)	$(1)

Comparing Third Quarter 2016 with Third Quarter 2015

Changes in Unallocated Items were primarily related to:

•	charges recognized in third quarter 2016 related to our merger with Plum Creek (refer to Note 15: Charges for Integration and Restructuring, Closures and Asset Impairments) – $14 million;

•	a decrease in noncash foreign exchange losses on debt held by our Canadian entity – $19 million; and

•	equity earnings from our investment in the Timberland Venture – $8 million – which was acquired in our merger with Plum Creek.

Comparing Year-to-Date 2016 with Year-to-Date 2015

Changes in Unallocated Items were primarily related to:

•	charges recognized year-to-date 2016 related to our merger with Plum Creek (refer to Note 15: Charges for Integration and Restructuring, Closures and Asset Impairments) – $132 million;

•
a pretax gain related to the sale of our Federal Way, Washington headquarters campus, which is recorded in "Other operating costs (income), net" in our Consolidated Statement of Operations – $36 million;

•	noncash foreign exchange on debt held by our Canadian entity changed from a loss year-to-date 2015 to a gain year-to-date 2016 – $53 million;

•	equity earnings from our investment in the Timberland Venture – $20 million – which was acquired in our merger with Plum Creek; and

•	a noncash impairment charge recognized in first quarter 2015 related to a nonstrategic asset that was sold in second quarter 2015 – $13 million.

INTEREST EXPENSE

Our interest expense, net of capitalized interest incurred was:

•	$114 million for the third quarter 2016 and $323 million for the year-to-date 2016

•	$87 million for the third quarter 2015 and $254 million for the year-to-date 2015

Interest expense increased $27 million compared to third quarter 2015 and $69 million compared to year-to-date 2015 primarily due to interest incurred on the long-term debt assumed in the Plum Creek merger and the term loans we entered into in first quarter 2016. See additional details in Note 10: Long-Term Debt and Lines of Credit.

INCOME TAXES

Our provision for income taxes for our continuing operations was:

•	$22 million for the third quarter 2016 and $64 million year-to-date 2016 and

•	$(44) million for the third quarter 2015 and $(36) million year-to-date 2015.

The increase to our provision for income taxes, both in the third quarter and year-to-date 2016, is attributable to:

•	increased earnings for our TRS due primarily to the improved performance of our Wood Products segment and

•	exhaustion of our remaining federal tax credit and net operating loss carryforwards during 2016.

Refer to Note 17: Income Taxes for additional information.

LIQUIDITY AND CAPITAL RESOURCES

We are committed to maintaining an appropriate capital structure that enables us to:

•	protect the interests of our shareholders and lenders and

•	have access at all times to all major financial markets.

CASH FROM OPERATIONS

Consolidated net cash provided by our operations was:

•	$886 million for year-to-date 2016 and

•	$736 million for year-to-date 2015.

Comparing Year-to-Date 2016 with Year-to-Date 2015

Net cash provided by our operations increased $150 million, primarily due to:

•	increased cash flows from our business segments of $370 million; and

•	a decrease in cash paid for income taxes of $30 million.

These increases were partially offset by:

•	decreased operating cash flows from discontinued operations of $56 million;

•	an increase in cash paid for interest of $77 million corresponding with our increased average indebtedness; and

•	cash payments made in 2016 related to the Plum Creek merger of $85 million. Cash payments for merger-related costs were comprised of:

◦	investment banking and other professional services fees – $6 million;

◦	termination benefits – $33 million;

◦	settlement of Value Management Awards – $5 million;

◦	pension and postretirement benefits – $37 million; and

◦	other merger-related costs – $4 million.

See Performance Measures for our Adjusted EBITDA by segment.

CASH FROM INVESTING ACTIVITIES

Consolidated net cash provided by (used in) investing activities was:

•	$591 million for year-to-date 2016 and

•	$(324) million for year-to-date 2015.

Comparing Year-to-Date 2016 with Year-to-Date 2015

Net cash from investing activities increased $915 million, primarily due to:

•	$440 million of proceeds from our contribution of timberlands to the Twin Creeks joint venture in second quarter 2016;

•	$287 million of proceeds from the sale of our liquid packaging board business in third quarter 2016;

•	$92 million of proceeds from the sale of nonstrategic assets, including our former corporate headquarters property; and

•	$34 million of cash distributions constituting a return of our investment in our various joint ventures.

Summary of Capital Spending by Business Segment

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2016	SEPTEMBER 2015
Timberlands	$77	$58
Real Estate & ENR	1	—
Wood Products	152	165
Unallocated Items	10	1
Discontinued operations	63	85
Total	$303	$309

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

CASH FROM FINANCING ACTIVITIES

Consolidated net cash used in financing activities was:

•	$1,710 million for year-to-date 2016 and

•	$944 million for year-to-date 2015.

Comparing Year-to-Date 2016 with Year-to-Date 2015

Net cash used in financing activities increased $766 million primarily due to the following:

•	repayment of Plum Creek's line of credit and term loan outstanding at the merger date – $720 million,

•	increase in cash paid to repurchase common shares – $1.5 billion, and

•	increase in cash dividends paid – $240 million.

These outflows were offset by $1.7 billion of proceeds from issuance of new term loan credit facilities subsequent to the merger date.

Revolving Credit Facility

Weyerhaeuser Company has a $1 billion senior unsecured revolving credit facility that matures in September 2018. There were no borrowings under our credit facility in year-to-date 2016 or 2015, and as of September 30, 2016, the entire $1 billion remained available for borrowing.

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

In the next 12 months $1,981 million of long-term debt is scheduled to mature, including the Term Loan Credit Facilities discussed below.

Term Loan Credit Facilities

In February 2016, Weyerhaeuser Company entered into a $600 million 18-month senior unsecured term loan maturing in August 2017. As of September 30, 2016, we had $600 million outstanding under this facility.

In March 2016, Weyerhaeuser Company entered into a $1.9 billion 18-month senior unsecured term loan maturing in September 2017. As of September 30, 2016, we had $1.1 billion outstanding under this facility.

Debt Covenants

As of September 30, 2016, Weyerhaeuser Company was in compliance with all debt covenants. There have been no significant changes during third quarter 2016 to the debt covenants presented in our 2015 Annual Report on Form 10-K for our existing long-term debt instruments. The debt covenants for the Senior Notes assumed through our merger with Plum Creek and the debt covenants for the new term loans issued in February 2016 and March 2016 do not differ materially from our debt covenants presented in our 2015 Annual Report on Form 10-K.

On April 28, 2016, the Installment Note Payable was amended to align the agreement's debt covenants with our term loans' covenants.

When calculating compliance in accordance with financial debt covenants, we exclude the impact of our pension and other post-retirement plans recorded within cumulative other comprehensive income from adjusted shareholders' interest (equity). The excluded amounts are $1,358 million and $1,425 million and are equal to the cumulative actuarial losses and prior service costs for our pension and post-retirement plans at September 30, 2016 and December 31, 2015, respectively (see Notes to Consolidated Financial Statements - Note 13: Cumulative Other Comprehensive Income (Loss)).

Option Exercises

We received cash proceeds from the exercise of stock options of:

•	$48 million in year-to-date 2016 and

•	$29 million in year-to-date 2015.

Our average stock price was $29.74 and $32.18 in year-to-date 2016 and 2015, respectively.

Paying Dividends and Repurchasing Stock

We paid cash dividends on common shares of:

•	$700 million in year-to-date 2016 and

•	$460 million in year-to-date 2015.

The increase in dividends paid is due in part to an increase in our quarterly dividend from $0.29 to $0.31 per share in the third quarter of 2015 and in part to an increase in total shares outstanding.

We repurchased 9,775,873 shares of common stock for $306 million (including transaction fees) during third quarter 2016 and 67,816,810 shares for $2.0 billion (including transaction fees) during year-to-date 2016 under the 2016 Share Repurchase Authorization. The 2016 Share Repurchase Authorization was approved in November 2015 by our Board of Directors and authorized management to repurchase up to $2.5 billion of outstanding shares subsequent to the closing of our merger with Plum Creek. This new authorization replaced the August 2015 share repurchase authorization. Transaction fees incurred for repurchases are not counted as use of funds authorized for repurchases under the 2016 Share Repurchase Authorization. All common stock purchases under the stock repurchase program were made in open-market transactions. As of September 30, 2016, we had remaining authorization of $500 million for future stock repurchases.

We record share repurchases upon trade date as opposed to the settlement date when cash is disbursed. We record a liability to account for repurchases that have not been cash settled. There were no unsettled repurchases as of September 30, 2016 or December 31, 2015.

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

ADJUSTED EBITDA BY SEGMENT

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2016	SEPTEMBER 2015	2016 VS. 2015	SEPTEMBER 2016	SEPTEMBER 2015	2016 VS. 2015
Adjusted EBITDA by Segment:
Timberlands	$223	$158	$65	$642	$518	$124
Real Estate & ENR	37	21	16	99	65	34
Wood Products	203	111	92	509	297	212
	463	290	173	1,250	880	370
Unallocated Items	(29)	(45)	16	(67)	(103)	36
Total	$434	$245	$189	$1,183	$777	$406

We reconcile Adjusted EBITDA to net earnings for the consolidated company and to operating income for the business segments, as those are the most directly comparable U.S. GAAP measures for each. The table below reconciles Adjusted EBITDA for the quarter ended September 30, 2016:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$227
Earnings from discontinued operations, net of income taxes					(65)
Interest expense, net of capitalized interest					114
Income taxes					22
Net contribution to earnings	$122	$15	$170	$(9)	$298
Equity earnings from joint ventures	—	(1)	—	(8)	(9)
Interest income and other	—	—	—	(15)	(15)
Operating income	122	14	170	(32)	274
Depreciation, depletion and amortization	101	4	33	—	138
Basis of real estate sold	—	19	—	—	19
Non-operating pension and postretirement credits	—	—	—	(11)	(11)
Special items(1)	—	—	—	14	14
Adjusted EBITDA	$223	$37	$203	$(29)	$434

(1)	Special items include: $14 million of Plum Creek merger-related costs.

The table below reconciles Adjusted EBITDA for the quarter ended September 30, 2015:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$191
Earnings from discontinued operations, net of income taxes					(59)
Interest expense, net of capitalized interest					87
Income taxes					(44)
Net contribution to earnings	$107	$19	$85	$(36)	$175
Equity earnings from joint ventures	—	—	—	—	—
Interest income and other	—	—	—	(9)	(9)
Operating income	107	19	85	(45)	166
Depreciation, depletion and amortization	51	—	26	2	79
Basis of real estate sold	—	2	—	—	2
Non-operating pension and postretirement credits	—	—	—	(2)	(2)
Adjusted EBITDA	$158	$21	$111	$(45)	$245

The table below reconciles Adjusted EBITDA for the year-to-date period ended September 30, 2016:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$476
Earnings from discontinued operations, net of income taxes					(123)
Interest expense, net of capitalized interest					323
Income taxes					64
Net contribution to earnings	$376	$42	$413	$(91)	$740
Equity earnings from joint ventures	—	(1)	—	(20)	(21)
Interest income and other	—	—	—	(34)	(34)
Operating income (loss)	376	41	413	(145)	685
Depreciation, depletion and amortization	266	9	96	4	375
Basis of real estate sold	—	49	—	—	49
Non-operating pension and postretirement credits	—	—	—	(33)	(33)
Special items(1)	—	—	—	107	107
Adjusted EBITDA	$642	$99	$509	$(67)	$1,183

(1)	Special items include: $132 million of Plum Creek merger-related costs, $36 million gain on sale of non-strategic assets, and $11 million of legal expense.

The table below reconciles Adjusted EBITDA for the year-to-date period ended September 30, 2015:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$436
Earnings from discontinued operations, net of income taxes					(111)
Interest expense, net of capitalized interest					254
Income taxes					(36)
Net contribution to earnings	$363	$52	$218	$(90)	$543
Equity earnings from joint ventures	—	—	—	—	—
Interest income and other	—	—	—	(27)	(27)
Operating income (loss)	363	52	218	(117)	516
Depreciation, depletion and amortization	155	—	79	9	243
Basis of real estate sold	—	13	—	—	13
Non-operating pension and postretirement credits	—	—	—	(8)	(8)
Special items(1)	—	—	—	13	13
Adjusted EBITDA	$518	$65	$297	$(103)	$777

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

Timber Depletion

We record depletion – the costs attributed to timber harvested – as trees are harvested.
To calculate our depletion rate, which is updated annually, we:

•	take the total carrying cost of the timber and

•	divide by the total timber volume estimated to be harvested during the harvest cycle.

Estimating the volume of timber available for harvest over the harvest cycle requires the consideration of the following factors:

•	effects of fertilizer and pesticide applications,

•	changes in environmental regulations and other regulatory restrictions,

•	limits on harvesting certain timberlands,

•	changes in harvest plans,

•	scientific advancement in seedling and growing technology; and

•	changes in weather patterns.

In addition, the duration of the harvest cycle varies by geographic region and species of timber.

Depletion rate calculations do not include estimates for:

•	future silviculture or sustainable forest management costs associated with existing stands,

•	future reforestation costs associated with a stand’s final harvest; and

•	future volume in connection with the replanting of a stand subsequent to its final harvest.

A 5 percent decrease in our estimate of future harvest volumes would have:

•	increased depletion expense by $4 million for third quarter 2016 and $10 million for year-to-date 2016; and

•	increased depletion expense by $1 million for third quarter 2015 and $5 million for year-to-date 2015.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

LONG-TERM INDEBTEDNESS OBLIGATIONS

The following summary of our long-term indebtedness obligations includes:

•	all future cash obligations arising from our long-term indebtedness;

•	scheduled principal repayments for the next five years and after;

•	weighted average interest rates for debt maturing in each of the next five years and after; and

•	estimated fair values of outstanding obligations.

We estimate the fair value of our debt instruments using quoted market prices we received for the same types and issues of our debt or on the discounted value of the future cash flows using market yields for the same type and comparable issues of debt. Changes in market rates of interest affect the fair value of our fixed-rate debt.

SUMMARY OF LONG-TERM INDEBTEDNESS PRINCIPAL OBLIGATIONS AS OF SEPTEMBER 30, 2016

DOLLAR AMOUNTS IN MILLIONS
	2016	2017	2018	2019	2020	THEREAFTER	TOTAL	FAIR VALUE
Fixed-rate debt	$—	$281	$62	$500	$—	$5,169	$6,012	$7,204
Average interest rate	—%	6.95%	7.00%	7.38%	—%	6.16%	6.30%	N/A
Variable-rate debt	$—	$1,700	$—	$—	$550	$—	$2,250	$2,250
Average interest rate	—%	1.53%	—%	—%	2.15%	—%	1.68%	N/A

CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The company’s principal executive officer and principal financial officer have concluded that the company’s disclosure controls and procedures were effective as of September 30, 2016, based on an evaluation of the company’s disclosure controls and procedures as of that date.

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

Except as described above, no changes occurred in the company’s internal control over financial reporting during third quarter 2016 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

LEGAL PROCEEDINGS

Refer to “Notes to Consolidated Financial Statements – Note 12: Legal Proceedings, Commitments and Contingencies.”

RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our 2015 Annual Report on Form 10-K.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

INFORMATION ABOUT COMMON SHARE REPURCHASES DURING THIRD QUARTER 2016

ISSUER PURCHASES OF EQUITY SECURITIES

COMMON SHARE REPURCHASES DURING THIRD QUARTER	TOTAL NUMBER OF SHARES (OR UNITS) PURCHASED	AVERAGE PRICE PAID PER SHARE (OR UNIT)	TOTAL NUMBER OF SHARES (OR UNITS) PURCHASED AS PART OF PUBLICLY ANNOUCED PLANS OR PROGRAMS	MAXIMUM NUMBER (OR APPROXIMATE DOLLAR VALUE) OF SHARES (OR UNITS) THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS
July 1 – July 31	8,579,989	$31.16	8,579,989	$538,928,998
August 1 – August 31	1,195,884	32.55	1,195,884	500,000,011
September 1 – September 30	—	—	—	500,000,011
Total repurchases during third quarter	9,775,873	$31.33	9,775,873	$500,000,011

During third quarter 2016, we repurchased 9,775,873 shares of common stock for $306 million (including transaction fees) under the 2016 Share Repurchase Authorization. We repurchased 67,816,810 shares of common stock for $2.0 billion (including transaction fees) during year-to-date 2016 under the 2016 Share Repurchase Authorization. The 2016 Share Repurchase Authorization was approved in November 2015 by our Board of Directors and authorized management to repurchase up to $2.5 billion of outstanding shares subsequent to the closing of our merger with Plum Creek. This new authorization replaced the August 2015 share repurchase authorization. Transaction fees incurred for repurchases are not counted as use of funds authorized for repurchases under the 2016 Share Repurchase Authorization. All common stock purchases under the stock repurchase program were made in open-market transactions. As of September 30, 2016, we had remaining authorization of $500 million for future stock repurchases.

We record share repurchases upon trade date as opposed to the settlement date when cash is disbursed. We record a liability to account for repurchases that have not been cash settled. There were no unsettled repurchases as of September 30, 2016, or December 31, 2015.

EXHIBITS

4.1
Supplemental Indenture No. 2 dated September 28, 2016, by and between Weyerhaeuser Company, as Successor Issuer, and U.S. Bank National Association, as Trustee, relating to the 4.70% Notes due 2021 and the 3.25% Notes due 2023 (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, File No. 1-4825, filed on September 30, 2016)

4.2
Supplemental Indenture No. 1 dated February 19, 2016 by and among Plum Creek Timberlands, L.P., as Issuer, Weyerhaeuser Company, as Successor Guarantor, and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, File No. 1-4825, filed on February 19, 2016)

4.3
Indenture dated November 14, 2005, by and among Plum Creek Timberlands, L.P., as Issuer, Weyerhaeuser Company, as successor to Plum Creek Timber Company, Inc., as Guarantor, and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, File No. 1-4825, filed on February 19, 2016)

4.4
Officer’s Certificate dated November 15, 2010, executed by Plum Creek Timberlands, L.P., as Issuer, establishing the terms and form of the 4.70% Notes due 2021 (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, File No. 1-4825, filed on February 19, 2016)

4.5
Officer’s Certificate dated November 26, 2012, executed by Plum Creek Timberlands, L.P., as Issuer, establishing the terms and form of the 3.25% Notes due 2023 (Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, File No. 1-4825, filed on February 19, 2016)

10.1
Redemption Agreement dated as of August 30, 2016 by and among Southern Diversified Timber, LLC, Weyerhaeuser NR Company, TCG Member, LLC, Plum Creek Timber Operations I, L.L.C., TCG/Southern Diversified Manager, LLC, Southern Diversified, LLC, Campbell Opportunity Fund VI, L.P., and Campbell Opportunity Fund VI-A, L.P.

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

WEYERHAEUSER COMPANY
Date:	October 28, 2016

By:	/s/ Jeanne M. Hillman
Jeanne M. Hillman
Vice President and Chief Accounting Officer