Form 10-Q
period 2017-03-31
WEYERHAEUSER CO
filed 2017-04-28
CIK 106535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
  __________________________________________________
FORM 10-Q
  __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐
   Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
As of April 21, 2017, 751,932,664 shares of the registrant’s common stock ($1.25 par value) were outstanding.

FINANCIAL INFORMATION

WEYERHAEUSER COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	MARCH 2017	MARCH 2016
Net sales	$1,693	$1,405
Costs of products sold	1,272	1,103
Gross margin	421	302
Selling expenses	22	23
General and administrative expenses	87	79
Research and development expenses	4	5
Charges for integration and restructuring, closures and asset impairments (Note 15)	13	111
Other operating costs (income), net (Note 16)	2	(55)
Operating income	293	139
Equity earnings from joint ventures (Note 7)	—	5
Non-operating pension and other postretirement benefit (costs) credits	(22)	14
Interest income and other	9	9
Interest expense, net of capitalized interest	(99)	(95)
Earnings from continuing operations before income taxes	181	72
Income taxes (Note 17)	(24)	(11)
Earnings from continuing operations	157	61
Earnings from discontinued operations, net of income taxes (Note 3)	—	20
Net earnings	157	81
Dividends on preference shares (Note 5)	—	(11)
Net earnings attributable to Weyerhaeuser common shareholders	$157	$70
Earnings per share attributable to Weyerhaeuser common shareholders, basic and diluted (Note 5):
Continuing operations	$0.21	$0.08
Discontinued operations	—	0.03
Net earnings per share	$0.21	$0.11
Dividends paid per share	$0.31	$0.31
Weighted average shares outstanding (in thousands) (Note 5):
Basic	750,665	632,004
Diluted	754,747	634,872
See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2017	MARCH 2016
Net earnings	$157	$81
Other comprehensive income (loss):
Foreign currency translation adjustments	2	41
Actuarial gains, net of tax expense of $26 and $8	29	10
Prior service costs, net of tax expense of $0 and $1	(1)	(2)
Unrealized gains on available-for-sale securities	1	—
Total other comprehensive income	31	49
Total comprehensive income	$188	$130
See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2017	DECEMBER 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$455	$676
Receivables, less discounts and allowances of $2 and $1	472	390
Receivables for taxes	10	84
Inventories (Note 6)	386	358
Prepaid expenses and other current assets	142	114
Total current assets	1,465	1,622
Property and equipment, less accumulated depreciation of $3,346 and $3,306	1,544	1,562
Construction in progress	230	213
Timber and timberlands at cost, less depletion charged to disposals	14,218	14,299
Minerals and mineral rights, less depletion	317	319
Investments in and advances to joint ventures (Note 7)	56	56
Goodwill	40	40
Deferred tax assets	287	293
Other assets	229	224
Restricted financial investments held by variable interest entities	615	615
Total assets	$19,001	$19,243

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt (Note 11)	$343	$281
Accounts payable	227	233
Accrued liabilities (Note 9)	452	692
Total current liabilities	1,022	1,206
Long-term debt (Note 11)	6,263	6,329
Long-term debt (nonrecourse to the company) held by variable interest entities	511	511
Deferred pension and other postretirement benefits (Note 8)	1,287	1,322
Deposit from contribution of timberlands to related party (Note 7)	422	426
Other liabilities	281	269
Total liabilities	9,786	10,063
Commitments and contingencies (Note 12)

Equity:
Common shares: $1.25 par value; authorized 1,360,000,000 shares; issued and outstanding: 751,410,510 and 748,528,131 shares	939	936
Other capital	8,340	8,282
Retained earnings	1,364	1,421
Cumulative other comprehensive loss (Note 13)	(1,428)	(1,459)
Total equity	9,215	9,180
Total liabilities and equity	$19,001	$19,243
See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2017		MARCH 2016
Cash flows from operations:
Net earnings	$157		$81
Noncash charges (credits) to earnings:
Depreciation, depletion and amortization	133	—	142
Basis of real estate sold	14	—	17
Deferred income taxes, net	3	—	18
Gains on sales of non-strategic assets	(7)		(41)
Pension and other postretirement benefits (Note 8)	32	—	4
Share-based compensation expense	10	—	24
Equity (earnings) loss from joint ventures (Note 7)	—	—	(3)
Foreign exchange transaction (gains) losses (Note 16)	3	—	(13)
Change in:
Receivables less allowances	(70)	—	(47)
Receivable/payable for taxes	(36)	—	10
Inventories	(28)	—	(43)
Prepaid expenses	(9)	—	(1)
Accounts payable and accrued liabilities	(137)	—	(70)
Pension and postretirement contributions (Note 8)	(22)	—	(17)
Distributions received from joint ventures	—	—	5
Other	(8)	—	(19)
Net cash from operations	35		47
Cash flows from investing activities:
Capital expenditures for property and equipment	(52)	—	(57)
Capital expenditures for timberlands reforestation	(23)	—	(16)
Acquisition of timberlands	—	—	(6)
Proceeds from sale of non-strategic assets	8	—	70
Distributions received from joint ventures	—	—	24
Cash and cash equivalents acquired in Plum Creek merger (Note 4)	—	—	9
Other	(1)		—
Cash from (used in) investing activities	(68)		24
Cash flows from financing activities:
Cash dividends on common shares	(233)	—	(241)
Proceeds from issuance of long-term debt	—	—	1,098
Payments of debt	—	—	(720)
Repurchase of common stock (Note 5)	—	—	(798)
Proceeds from exercise of stock options	55		4
Other	(10)	—	(11)
Cash used in financing activities	(188)		(668)

Net change in cash and cash equivalents	(221)		(597)

Cash and cash equivalents from continuing operations at beginning of period	676		1,011
Cash and cash equivalents from discontinued operations at beginning of period	—		1
Cash and cash equivalents at beginning of period	676		1,012

Cash and cash equivalents from continuing operations at end of period	455		411
Cash and cash equivalents from discontinued operations at end of period	—		4
Cash and cash equivalents at end of period	$455		$415

Cash paid (received) during the period for:
Interest, net of amount capitalized of $3 and $2	$120		$125
Income taxes	$59		$(13)
See accompanying Notes to Consolidated Financial Statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTERS ENDED MARCH 31, 2017 AND 2016

NOTE 1: BASIS OF PRESENTATION

We are a corporation that has elected to be taxed as a real estate investment trust (REIT). We expect to derive most of our REIT income from investments in timberlands, including the sale of standing timber. As a REIT, we generally are not subject to federal corporate level income taxes on REIT taxable income that is distributed to shareholders. We are required to pay corporate income taxes on earnings of our taxable REIT subsidiaries (TRSs), which includes our Wood Products segment and portions of our Timberlands and Real Estate, Energy and Natural Resources (Real Estate & ENR) segments.

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

The accompanying unaudited Consolidated Financial Statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Except as otherwise disclosed in these Notes to Consolidated Financial Statements, such adjustments are of a normal, recurring nature. The Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements. Certain information and footnote disclosures normally included in our annual Consolidated Financial Statements have been condensed or omitted. These quarterly Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016. Results of operations for interim periods should not necessarily be regarded as indicative of the results that may be expected for the full year.

RECLASSIFICATIONS

We have reclassified certain balances and results from the prior year to be consistent with our 2017 reporting. This makes year-to-year comparisons easier. Our reclassifications had no effect on consolidated net earnings or equity.

Our reclassifications present 1) our adoption of new accounting pronouncements and 2) the results of discontinued operations separately from results of continuing operations on our Consolidated Statement of Operations, Consolidated Balance Sheet and in the related footnotes. Note 3: Discontinued Operations provides information about our discontinued operations.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, a comprehensive new revenue recognition model that requires an entity to recognize revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14, which deferred the effective date for an additional year. In March 2016, FASB issued ASU 2016-08, which does not change the core principle of the guidance; however, it does clarify the implementation guidance on principal versus agent considerations. In April 2016, FASB issued ASU 2016-10, which clarifies two aspects of ASU 2014-09: identifying performance obligations and the licensing implementation guidance. In May 2016, FASB issued ASU 2016-12, which amends ASU 2014-09 to provide improvements and practical expedients to the new revenue recognition model. In December 2016, the FASB issued ASU 2016-20, which amends ASU 2014-09 for technical corrections and to correct for unintended application of the guidance. Finally, in February 2017, FASB issued ASU 2017-05, which clarifies the scope of ASC 610-20 and impacts accounting for partial sales of nonfinancial assets.

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

In October 2016, FASB issued ASU 2016-16, which requires immediate recognition of the income tax consequences upon intra-entity transfers of assets other than inventory. The new guidance is effective for annual periods beginning after December 15, 2017, and early adoption is permitted. We adopted this accounting standard on January 1, 2017. As a result of this adoption, our opening balance sheet was adjusted through retained earnings to include a deferred tax asset of $22 million for prior period intra-entity transfers. Adoption of this standard did not have a material impact on our Consolidated Statement of Cash Flows or Consolidated Statement of Operations.

In March 2017, FASB issued ASU 2017-07, which requires that an employer report the service cost component of pension and other postretirement benefit costs in the Consolidated Statement of Operations in the same line item or items as other compensation costs arising from services rendered by the pertinent employees. This requirement is consistent with how we have historically presented our pension service costs. The other requirement of this ASU is to present the remaining components of pension and other postretirement benefit costs (i.e., interest, expected return on plan assets, amortization of actuarial gains or losses, and amortization of prior service credits or costs) in the Consolidated Statement of Operations separately from the service cost component and outside a subtotal of income from operations. The new guidance is effective for annual periods beginning after December 15, 2017, and early adoption is permitted. We have adopted this accounting standard as of January 1, 2017. As a result, we have reclassified amounts related to other components of pension and other post retirement benefit costs from their prior financial statements captions ("Costs of products sold," "General and administrative expenses," and "Other operating costs (income), net") into a new financial statement caption titled "Non-operating pension and other postretirement benefit (costs) credits" in our Consolidated Statement of Operations. The adoption of this ASU does not impact "Net earnings," nor does it impact our Consolidated Balance Sheet.

NOTE 2: BUSINESS SEGMENTS

Reportable business segments are determined based on the company’s management approach. The management approach, as defined by FASB ASC 280, “Segment Reporting,” is based on the way the chief operating decision maker organizes the segments within a company for making decisions about resources to be allocated and assessing their performance.

We are principally engaged in growing and harvesting timber; manufacturing, distributing, and selling products made from trees; maximizing the value of every acre we own through the sale of higher and better use (HBU)

properties; and monetizing reserves of minerals, oil, gas, coal, and other natural resources on our timberlands. The following is a brief description of each of our reportable business segments and activities:

•	Timberlands – which includes logs, timber and leased recreational access;

•
Real Estate & ENR – which includes sales of timberlands; rights to explore for and extract hard minerals, oil and gas production and coal; and equity interests in our Real Estate Development Ventures (as defined and described in Note 7: Related Parties); and

•	Wood Products – which includes softwood lumber, engineered wood products, structural panels, medium density fiberboard and building materials distribution.
Discontinued operations as presented herein consist of the operations of our former Cellulose Fibers segment. All periods presented have been revised to separate the results of discontinued operations from the results of our continuing operations. Refer to Note 3: Discontinued Operations for more information regarding our discontinued operations.

On October 12, 2016, we announced the exploration of strategic alternatives for our timberlands and manufacturing operations in Uruguay. We intend to consider a broad range of alternatives, including continuing to hold and operate the business, or a sale. The related assets and liabilities of our Uruguay operations have not met the criteria for classification as "held for sale" and are not included in our results of discontinued operations.

An analysis and reconciliation of our business segment information to the respective information in the Consolidated Statements of Operations is as follows:

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2017	MARCH 2016
Sales to unaffiliated customers:
Timberlands	$486	$387
Real Estate & ENR	53	39
Wood Products	1,154	979
	1,693	1,405
Intersegment sales:
Timberlands	202	222
Wood Products	—	22
	202	244
Total sales	1,895	1,649
Intersegment eliminations	(202)	(244)
Total	$1,693	$1,405
Net contribution to earnings:
Timberlands	$148	$129
Real Estate & ENR(1)	26	15
Wood Products	172	87
	346	231
Unallocated items(2)	(66)	(64)
Net contribution to earnings	280	167
Interest expense, net of capitalized interest	(99)	(95)
Earnings from continuing operations before income taxes	181	72
Income taxes	(24)	(11)
Earnings from continuing operations	157	61
Earnings from discontinued operations, net of income taxes	—	20
Net earnings	157	81
Dividends on preference shares	—	(11)
Net earnings attributable to Weyerhaeuser common shareholders	$157	$70

(1)
The Real Estate & ENR segment includes the equity earnings from, investments in and advances to our Real Estate Development Ventures (as defined and described in Note 7: Related Parties), which are accounted for under the equity method.

(2)
Unallocated items are gains or charges not related to or allocated to an individual operating segment. They include a portion of items such as: share-based compensation, pension and postretirement costs, foreign exchange transaction gains and losses associated with financing, the elimination of intersegment profit in inventory and the LIFO reserve. As a result of reclassifying our former Cellulose Fibers segment as discontinued operations, Unallocated items also includes retained indirect corporate overhead costs previously allocated to the former segment. Additionally, amounts shown for 2016 include equity earnings from our former Timberland Venture. As of August 31, 2016, the Timberland Venture became a fully consolidated, wholly-owned subsidiary and therefore eliminated our equity method investment at that time.

NOTE 3: DISCONTINUED OPERATIONS

During 2016, we entered into three separate transactions to sell our Cellulose Fibers business. As a result of these transactions, the company recognized a pretax gain on disposition of $789 million and total cash proceeds of $2.5 billion in the second half of 2016. These transactions consisted of:

•	sale of our Cellulose Fibers liquid packaging board business to Nippon Paper Industries Co., Ltd, which closed on August 31, 2016;

•	sale of our Cellulose Fibers printing papers joint venture to One Rock Capital Partners, LLC, which closed on November 1, 2016; and

•	sale of our Cellulose Fibers pulp business to International Paper, which closed on December 1, 2016.

The results of operations for our pulp and liquid packaging board businesses, along with our interest in our printing papers joint venture, were reclassified to discontinued operations during our 2016 reporting year. These results have been summarized in "Earnings from discontinued operations, net of income taxes" on our Consolidated Statement of Operations for each period presented. We did not reclassify our Consolidated Statement of Cash Flows to reflect discontinued operations.

The following table presents net earnings from discontinued operations. As all discontinued operations were sold in 2016, no assets or liabilities remain as of March 31, 2017 or December 31, 2016.

QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2016
Total net sales	$430
Costs of products sold	386
Gross margin	44
Selling expenses	4
General and administrative expenses	9
Research and development expenses	1
Charges for integration and restructuring, closures and asset impairments(1)	6
Other operating income, net	(9)
Operating income	33
Equity loss from joint venture	(2)
Interest expense, net of capitalized interest	(2)
Earnings from discontinued operations before income taxes	29
Income taxes	(9)
Net earnings from discontinued operations	$20

(1)	Charges for integration and restructuring, closures and asset impairments consist of costs related to our strategic evaluation of the Cellulose Fibers businesses and transaction-related costs.

Cash flows from discontinued operations for the three months ended March 31, 2016 are as follows:

QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2016
Net cash provided by (used in) operating activities	$66
Net cash provided by (used in) investing activities	$(22)

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

Summarized unaudited pro forma information that presents combined amounts as if this merger occurred at the beginning of 2016 is as follows:

QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	MARCH 2016
Net sales	$1,561
Net earnings from continuing operations attributable to Weyerhaeuser common shareholders	$144
Earnings from continuing operations per share attributable to Weyerhaeuser common shareholders, basic and diluted	$0.18

Pro forma net earnings attributable to Weyerhaeuser common shareholders exclude $131 million non-recurring merger-related costs (net of tax) incurred in the quarter ended March 31, 2016. Pro forma data may not be indicative of the results that would have been obtained had these events occurred at the beginning of the periods presented, nor is it intended to be a projection of future results.

NOTE 5: NET EARNINGS PER SHARE AND SHARE REPURCHASES

NET EARNINGS PER SHARE

Our basic and diluted earnings per share attributable to Weyerhaeuser shareholders were:

•	$0.21 during first quarter 2017 and

•	$0.11 during first quarter 2016.

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

Diluted earnings per share is net earnings available to common shareholders divided by the sum of the weighted average number of our outstanding common shares and the effect of our outstanding dilutive potential common shares:

	QUARTER ENDED
SHARES IN THOUSANDS	MARCH 2017	MARCH 2016
Weighted average number of outstanding common shares – basic	750,665	632,004
Dilutive potential common shares:
Stock options	2,981	2,060
Restricted stock units	547	409
Performance share units	554	399
Total effect of outstanding dilutive potential common shares	4,082	2,868
Weighted average number of outstanding common shares – dilutive	754,747	634,872
We use the treasury stock method to calculate the dilutive effect of our outstanding stock options, restricted stock units and performance share units. Share-based payment awards that are contingently issuable upon the achievement of specified performance or market conditions are included in our diluted earnings per share calculation in the period in which the conditions are satisfied.

We issued 13.8 million 6.375 percent Mandatory Convertible Preference Shares, Series A on June 24, 2013, the majority of which remained outstanding through June 30, 2016. Preference Shares outstanding during the quarter ended March 31, 2016, were considered antidilutive and were not considered participating. On July 1, 2016, all outstanding 6.375 percent Mandatory Convertible Preference Shares, Series A (Preference Shares) converted into Weyerhaeuser common shares at a rate of 1.6929 Weyerhaeuser common shares per Preference Share. There were no preference shares outstanding as of March 31, 2017.

Potential Shares Not Included in the Computation of Diluted Earnings per Share

The following shares were not included in the computation of diluted earnings per share because they were either antidilutive or the required performance or market conditions were not met. Some or all of these shares may be dilutive potential common shares in future periods.

	QUARTER ENDED
SHARES IN THOUSANDS	MARCH 2017	MARCH 2016
Stock options	1,432	6,215
Performance share units	568	534
Preference shares	—	25,307

STOCK REPURCHASE PROGRAM

The 2016 Share Repurchase Authorization was approved in November 2015 by our Board of Directors and authorized management to repurchase up to $2.5 billion of outstanding shares. During first quarter 2017, we did not repurchase any shares. As of March 31, 2017, we had remaining authorization of $500 million for future stock repurchases.

NOTE 6: INVENTORIES

Inventories include raw materials, work-in-process and finished goods.

DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2017	DECEMBER 31, 2016
LIFO Inventories:
Logs	$12	$18
Lumber, plywood and panels	60	51
Other products	24	20
FIFO or moving average cost inventories:
Logs	41	21
Lumber, plywood, panels and engineered wood products	76	71
Other products	85	92
Materials and supplies	88	85
Total	$386	$358

LIFO – the last-in, first-out method – applies to major inventory products held at our U.S. domestic locations. The FIFO – the first-in, first-out method – or moving average cost methods apply to the balance of our domestic raw material and product inventories as well as for all material and supply inventories and all foreign inventories. If we used FIFO for all LIFO inventories, our stated inventories would have been higher by $71 million as of March 31, 2017, and December 31, 2016.

NOTE 7: RELATED PARTIES

This note provides details about our transactions with related parties. Our related parties consist of:

•	our Real Estate Development Ventures, which are accounted for using the equity method and

•	our Twin Creeks Venture.

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

The carrying amount of our investment in WR-CLP is $56 million at March 31, 2017 and December 31, 2016. We record our share of net earnings within "Equity earnings from joint ventures" in our Consolidated Statement of Operations in the period which earnings are recorded by the affiliates. We did not have any equity earnings from joint ventures during first quarter 2017.

Twin Creeks Venture

On April 1, 2016, we contributed approximately 260,000 acres of our southern timberlands with an agreed-upon value of approximately $560 million to Twin Creeks Timber, LLC (Twin Creeks Venture), in exchange for cash of approximately $440 million and a 21 percent ownership interest.
In conjunction with contributing to the venture, we entered into a separate agreement to manage the timberlands owned by the Twin Creeks Venture, including harvesting activities, marketing and log sales activities, and replanting and silviculture activities. This management agreement guarantees the Twin Creeks Venture an annual return equal to 3 percent of the contributed value of the managed timberlands in the form of minimum quarterly payments from Weyerhaeuser. We are also required to annually distribute 75 percent of any profits earned by us in excess of the minimum quarterly payments. The management agreement is cancellable at any time by Twin Creeks Timber, LLC, and otherwise will expire on April 1, 2019.

Changes in our "Deposit from contribution of timberlands to related party" balance during first quarter 2017 were as follows:

DOLLAR AMOUNTS IN MILLIONS
Balance at December 31, 2016	$426
Lease payments to Twin Creeks Venture	(5)
Distributions from Twin Creeks Venture	1
Balance at March 31, 2017	$422

NOTE 8: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The components of net periodic benefit costs (credits) are:

	PENSION
	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2017	MARCH 2016
Service cost(1)	$10	$13
Interest cost	66	68
Expected return on plan assets	(102)	(123)
Amortization of actuarial loss	55	38
Amortization of prior service cost	1	1
Accelerated pension costs included in Plum Creek merger-related costs (Note 15)	—	5
Total net periodic benefit cost - pension	$30	$2

(1)
Service cost includes $4 million for the quarter ended March 31, 2016, for employees that were part of our Cellulose Fibers divestitures. These charges are included in our results of discontinued operations.

	OTHER POSTRETIREMENT BENEFITS
	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2017	MARCH 2016
Interest cost	$2	$2
Amortization of actuarial loss	2	2
Amortization of prior service credit	(2)	(2)
Total net periodic benefit cost - other postretirement benefits	$2	$2

On January 1, 2017, we adopted ASU 2017-07, which affects where components of pension and other postretirement costs are presented on the Consolidated Statement of Operations. Refer to Note 1: Basis of Presentation for further information.

FAIR VALUE OF PENSION PLAN ASSETS AND OBLIGATION

We estimate the fair value of pension plan assets based upon the information available during the year-end reporting process. In some cases, primarily private equity funds, the information available consists of net asset values as of an interim date, cash flows between the interim date and the end of the year and market events. We update the year-end estimated fair value of pension plan assets to incorporate year-end net asset values reflected in financial statements received after we have filed our Annual Report on Form 10-K. We expect to complete the valuation of our pension plan assets during second quarter 2017. The final adjustments could affect net pension periodic benefit cost.

EXPECTED CONTRIBUTIONS AND BENEFIT PAYMENTS

In 2017 we expect to:

•	be required to contribute approximately $19 million for our Canadian registered plan;

•	be required to contribute or make benefit payments for our Canadian nonregistered plans of $3 million;

•	make benefit payments of $26 million for our U.S. nonqualified pension plans; and

•	make benefit payments of $21 million for our U.S. and Canadian other postretirement plans.

We do not anticipate making a contribution to our U.S. qualified pension plans for 2017.

NOTE 9: ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2017	DECEMBER 31, 2016
Wages, salaries and severance pay	$97	$178
Pension and other postretirement benefits	48	49
Vacation pay	36	33
Taxes – Social Security and real and personal property	25	20
Interest	89	120
Customer rebates and volume discounts	25	39
Deferred income	30	40
Accrued income taxes	31	139
Other	71	74
Total	$452	$692

NOTE 10: LINES OF CREDIT

During March 2017, we entered into a new $1.5 billion five-year senior unsecured revolving credit facility that expires in March 2022. This replaces a $1 billion senior unsecured revolving credit facility that was set to expire September 2018. The entire amount is available to Weyerhaeuser Company. Borrowings are at LIBOR plus a spread or at other interest rates mutually agreed upon between the borrower and the lending banks. There were no borrowings or repayments under our available credit facilities in first quarter 2017.

NOTE 11: FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values and carrying values of our long-term debt consisted of the following:

	MARCH 31, 2017		DECEMBER 31, 2016
DOLLAR AMOUNTS IN MILLIONS	CARRYING VALUE	FAIR VALUE (LEVEL 2)	CARRYING VALUE	FAIR VALUE (LEVEL 2)
Long-term debt (including current maturities):
Fixed rate	$6,057	$7,017	$6,061	$6,925
Variable rate	549	550	549	550
Total Debt	$6,606	$7,567	$6,610	$7,475

To estimate the fair value of fixed rate long-term debt, we used the following valuation approaches:

•	market approach – based on quoted market prices we received for the same types and issues of our debt; or

•	income approach – based on the discounted value of the future cash flows using market yields for the same type and comparable issues of debt.

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

ENVIRONMENTAL MATTERS

Site Remediation

Under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) – commonly known as the Superfund – and similar state laws, we:

•	are a party to various proceedings related to the cleanup of hazardous waste sites and

•	have been notified that we may be a potentially responsible party related to the cleanup of other hazardous waste sites for which proceedings have not yet been initiated.

We have received notification from the Environmental Protection Agency (the EPA) and have acknowledged that we are a potentially responsible party in a portion of the Kalamazoo River Superfund site in southwest Michigan. Our involvement in the remediation site is based on our former ownership of the Plainwell, Michigan mill located within the remediation site. Several other companies also operated upstream pulp mills within the remediation site. We are currently cooperating with the other parties to jointly implement an administrative order issued by the EPA on April 14, 2016 with respect to a portion of the site comprising a stretch of the river approximately 1.7 miles long referred to as the Otsego Township Dam Area. We do not expect to incur material losses related to the implementation of this administrative order; however, we may incur additional costs, as yet not specified, in connection with remediation tasks resulting from other areas of the site. The company, along with others, was named as a defendant by Georgia-Pacific Consumer Products LP, Fort James Corporation and Georgia Pacific LLC in an action seeking contribution under CERCLA for remediation costs relating to the site.  The trial has been concluded but a decision on cost contribution and allocation has not yet been rendered by the Court.

As of March 31, 2017, our total accrual for future estimated remediation costs on the active Superfund sites and other sites for which we are responsible was approximately $48 million. These reserves are recorded in "Accrued liabilities" (current) and "Other liabilities" (noncurrent) on our Consolidated Balance Sheet.

Asset Retirement Obligations

We have obligations associated with the retirement of tangible long-lived assets consisting primarily of reforestation obligations related to forest management licenses in Canada and obligations to close and cap landfills. As of March 31, 2017, our accrued balance for these obligations was $31 million. These obligations are recorded in

"Accrued liabilities" (current) and "Other liabilities" (noncurrent) on our Consolidated Balance Sheet. The accruals have not changed materially since the end of 2016.

Some of our sites have materials containing asbestos. We have met our current legal obligation to identify and manage these materials. In situations where we cannot reasonably determine when materials containing asbestos might be removed from the sites, we have not recorded an accrual because the fair value of the obligation cannot be reasonably estimated.

NOTE 13: CUMULATIVE OTHER COMPREHENSIVE INCOME (LOSS)

Changes in amounts included in our cumulative other comprehensive income (loss) by component are:

		PENSION		OTHER POSTRETIREMENT BENEFITS
DOLLAR AMOUNTS IN MILLIONS	Foreign currency translation adjustments	Actuarial losses	Prior service costs	Actuarial losses	Prior service credits	Unrealized gains on available-for-sale securities	Total
Beginning balance as of December 31, 2016	$232	$(1,651)	$(9)	$(67)	$29	$7	$(1,459)
Other comprehensive income (loss) before reclassifications	2	(2)	—	—	—	1	1
Income taxes	—	(6)	—	—	—	—	(6)
Net other comprehensive income (loss) before reclassifications	2	(8)	—	—	—	1	(5)
Amounts reclassified from cumulative other comprehensive income (loss)(1)	—	55	1	2	(2)	—	56
Income taxes	—	(19)	(1)	(1)	1	—	(20)
Net amounts reclassified from cumulative other comprehensive income (loss)	—	36	—	1	(1)	—	36
Total other comprehensive income (loss)	2	28	—	1	(1)	1	31
Ending balance as of March 31, 2017	$234	$(1,623)	$(9)	$(66)	$28	$8	$(1,428)
(1) Actuarial losses and prior service credits (cost) are components of net periodic benefit costs (credits). See Note 8: Pension and Other Postretirement Benefit Plans.

NOTE 14: SHARE-BASED COMPENSATION

Share-based compensation activity in first quarter 2017 included the following:

SHARES IN THOUSANDS	Granted	Vested
Restricted Stock Units (RSUs)	763	662
Performance Share Units (PSUs)	348	142

A total of 2.9 million shares of common stock were issued as a result of RSU vesting, PSU vesting and stock option exercises.

RESTRICTED STOCK UNITS

The weighted average fair value of the RSUs granted in 2017 was $32.79. The vesting provisions for RSUs granted in 2017 were as follows:

•	vest ratably over four years;

•	immediately vest in the event of death while employed or disability;

•	continue to vest upon retirement at an age of at least 62, but a portion of the grant forfeits if retirement occurs before the one year anniversary of the grant;

•	continue vesting for one year in the event of involuntary termination when the retirement criteria has not been met; and

•	will forfeit upon termination of employment in all other situations including early retirement prior to age 62.

PERFORMANCE SHARE UNITS

The weighted average grant date fair value of PSUs granted in 2017 was $37.93.

The final number of shares granted in 2017 will range from 0 percent to 150 percent of each grant's target, depending upon actual company performance.

The ultimate number of PSUs earned is based on two measures:

•	our relative total shareholder return (TSR) ranking measured against the S&P 500 over a three year period and

•	our relative TSR ranking measured against an industry peer group of companies over a three year period.

The vesting provisions for PSUs granted in 2017 were as follows:

•	vest 100 percent on the third anniversary of the grant date as long as the individual remains employed by the company;

•	fully vest in the event the participant dies or becomes disabled while employed;

•	continue to vest upon retirement at an age of at least 62, but a portion of the grant forfeits if retirement occurs before the one year anniversary of the grant;

•	continue vesting for one year in the event of involuntary termination when the retirement criteria has not been met and the employee has met the second anniversary of the grant date; and

•	will forfeit upon termination of employment in all other situations including early retirement prior to age 62.

Weighted Average Assumptions Used in Estimating the Value of Performance Share Units Granted in 2017

	Performance Share Units
Performance period	1/1/2017 - 12/31/2019
Valuation date average stock price (1)	$32.79
Expected dividends	3.74%
Risk-free rate	0.68%	–	1.55%
Expected volatility	22.71%	–	24.07%
(1) Calculated as an average of the high and low prices on grant date.

STOCK OPTIONS

We did not grant any stock options in first quarter 2017 and do not expect any grants to occur during the remainder of 2017.

STOCK APPRECIATION RIGHTS

We did not grant any stock appreciation rights in first quarter 2017 and do not expect any grants to occur during the remainder of 2017.

VALUE MANAGEMENT AWARDS

Value Management Awards (VMAs) are relative performance equity incentive awards granted to certain former employees of Plum Creek and assumed by the company in connection with the Plum Creek merger. In accordance with the terms of the merger, all VMAs outstanding on December 31, 2017 will vest at “target” level performance of $100 per unit and will be paid in the first quarter of 2018. The VMAs are classified and accounted for as liabilities, as they will be settled in cash upon vesting. The expense recognized over the remaining performance period will equal the cash value of an award as of the last day of the performance period multiplied by the number of awards that are earned. Expense for VMAs will continue to be recognized over the remaining service period unless a qualifying termination occurs. A qualifying termination of any holder of a VMA award before December 31, 2017 will accelerate vesting and expense recognition in the period that the qualifying termination occurs.

NOTE 15: CHARGES FOR INTEGRATION AND RESTRUCTURING, CLOSURES AND ASSET IMPAIRMENTS

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2017	MARCH 2016
Integration and restructuring charges related to our merger with Plum Creek:
Termination benefits	$6	$45
Acceleration of share-based compensation related to qualifying terminations	—	19
Acceleration of pension benefits related to qualifying terminations	—	5
Professional services	3	39
Other integration and restructuring costs	3	2
Total integration and restructuring charges related to our merger with Plum Creek	12	110
Charges related to closures and other restructuring activities:
Termination benefits	1	—
Other closures and restructuring costs	—	1
Total charges related to closures and other restructuring activities	1	1
Total charges for integration and restructuring, closures and impairments	$13	$111

During 2017, we incurred and accrued for termination benefits (primarily severance) and non-recurring professional services costs directly attributable to our merger with Plum Creek.

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

Changes in accrued severance related to restructuring during the year-to-date period ended March 31, 2017, were as follows:

DOLLAR AMOUNTS IN MILLIONS
Accrued severance as of December 31, 2016	$26
Charges	7
Payments	(14)
Accrued severance as of March 31, 2017	$19

Accrued severance is recorded within the "Wages, salaries and severance pay" component of "Accrued liabilities" on our Consolidated Balance Sheet as detailed in Note 9: Accrued Liabilities. The majority of the accrued severance balance as of March 31, 2017, is expected to be paid within one year.

NOTE 16: OTHER OPERATING COSTS (INCOME), NET

Other operating costs (income), net:

•	includes both recurring and occasional income and expense items and

•	can fluctuate from year to year.

ITEMS INCLUDED IN OTHER OPERATING COSTS (INCOME), NET

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2017	MARCH 2016
Gain on disposition of nonstrategic assets	$(7)	$(36)
Foreign exchange losses (gains), net	3	(13)
Litigation expense, net	3	3
Other, net	3	(9)
Total other operating costs (income), net	$2	$(55)

Gain on disposition of nonstrategic assets included a $36 million pretax gain recognized in first quarter 2016 on the sale of our Federal Way, Washington headquarters campus.
Foreign exchange losses (gains) result from changes in exchange rates, primarily related to our Canadian operations.

NOTE 17: INCOME TAXES
As a REIT, we generally are not subject to federal corporate level income taxes on REIT taxable income that is distributed to shareholders. We are required to pay corporate income taxes on earnings of our wholly-owned TRSs, which includes our Wood Products segment and portions of our Timberlands and Real Estate & ENR segments' earnings.

The quarterly provision for income taxes is based on the current estimate of the annual effective tax rate. Our 2017 estimated annual effective tax rate for our TRSs is approximately 31 percent, which is lower than the U.S. domestic statutory federal tax rate primarily due to lower foreign tax rates applicable to foreign earnings.

ONGOING IRS MATTER

In connection with the merger with Plum Creek, we acquired equity interests in Southern Diversified Timber, LLC, a timberland joint venture (Timberland Venture) with an affiliate of Campbell Global LLC (TCG Member). On August 31, 2016, the Timberland Venture redeemed TCG Member's interest and became a fully consolidated, wholly-owned subsidiary of Weyerhaeuser.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This report contains statements concerning our future results and performance that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report. These forward-looking statements generally are identified by words such as “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” and expressions such as “will be,” “will continue,” “will likely result,” and similar words and expressions. Forward-looking statements are based on our current expectations and assumptions and are not guarantees of future performance. The realization of our expectations and the accuracy of our assumptions are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to:

•
the effect of general economic conditions, including employment rates, interest rate levels, housing starts, general availability of financing for home mortgages and the relative strength of the U.S. dollar;

•
market demand for the company's products, including market demand for our timberland properties with higher and better uses, which is related to, among other factors, the strength of the various U.S. business segments and U.S. and international economic conditions;

•	changes in currency exchange rates and restrictions on international trade;

•	performance of our manufacturing operations, including maintenance and capital requirements;

•	potential disruptions in our manufacturing operations;

•	the level of competition from domestic and foreign producers;

•	our ability to successfully realize the expected benefits from the merger with Plum Creek;

•	the results of our strategic alternatives review of our operations in Uruguay;

•	the successful execution of our internal plans and strategic initiatives, including restructuring and cost reduction initiatives;

•	raw material availability and prices;

•	the effect of weather;

•	the risk of loss from fires, floods, windstorms, hurricanes, pest infestation and other natural disasters;

•	energy prices;

•	transportation and labor availability and costs;

•	federal tax policies;

•	the effect of forestry, land use, environmental and other governmental regulations;

•	legal proceedings;

•	performance of pension fund investments and related derivatives;

•	the effect of timing of retirements and changes in the market price of our common stock on charges for share-based compensation;

•	changes in accounting principles; and

•
other risks and uncertainties identified in our 2016 Annual Report on Form 10-K, which are incorporated herein by reference, as well as those set forth from time to time in our other public statements and other reports and filings with the SEC.

Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise any forward-looking statements, whether because of new information, future events, or otherwise.

EXPORTING ISSUES

We are a large exporter, affected by:

•	economic activity in Asia, especially Japan and China;

•	currency exchange rates – particularly the relative value of the U.S. dollar to the euro and the Canadian dollar, and the relative value of the euro to the yen; and

•	restrictions on international trade, tariffs imposed on imports and the availability and costs of shipping and transportation.

RESULTS OF OPERATIONS

In reviewing our results of operations, it is important to understand these terms:

•
Sales realizations for Timberlands and Wood Products refer to net selling prices – this includes selling price plus freight, minus normal sales deductions. Real Estate transactions are presented at the contract sales price before commissions and closing costs, net of any credits.

•	Net contribution to earnings does not include interest expense and income taxes.

In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, sales realizations, shipment volumes, and net contributions to earnings are based on the quarter ended March 31, 2017, compared to the quarter ended March 31, 2016.

ECONOMIC AND MARKET CONDITIONS AFFECTING OUR OPERATIONS

The strength of the U.S. housing market strongly affects our Wood Products and Timberlands segments. As published by the U.S. Census Bureau, total housing starts for 2016 were 1.17 million units. We continue to expect improving U.S. housing starts and anticipate a level of approximately 1.25 - 1.30 million units in 2017 as a result of employment growth, improving consumer confidence and mortgage rates which remain at historical lows. In first quarter 2017, housing starts averaged 1.25 million total units on a seasonally adjusted annual basis according to the U.S. Census Bureau with single family units accounting for 67 percent of total housing starts. This is consistent with expectations for 10 percent year-over-year growth in total housing starts. Repair and remodeling activity is also a driver of wood product demand. According to the Joint Center for Housing of Harvard University, the Leading Indicator of Remodeling Activity (LIRA) increased from 4.8 percent in first quarter 2016 to 6.8 percent by fourth quarter 2016 and is expected to average 7.1 percent in 2017.

Our Real Estate, Energy and Natural Resources segment is affected by the health of the U.S. economy and especially the U.S. housing sector, which influences the real estate market. According to the Realtors Land Institute of the National Association of Realtors, prices and volumes of rural timber properties sold grew 5 percent in 2016 over 2015 and are expected to grow 3 percent in 2017 compared to 2016.

Demand for logs from our Timberlands segment is affected by production levels of wood-based building products. U.S. wood product markets advanced in the first three months of 2017, consistent with growth in homebuilding and remodeling segments. Single family starts are up 6 percent year to date over the same period last year on a seasonally adjusted basis. According to FEA, North American lumber consumption is expected to grow at a 4 to 6 percent rate in 2017. Demand for logs increased with wood products production, and log prices were slightly higher in first quarter 2017 for Western logs. In the South, log supplies kept pace with increased demand, leaving prices relatively flat year to date. Our Western holdings are also affected by export demand. Log inventories in Chinese ports increased seasonally during first quarter 2017, and log demand has strengthened versus year ago levels due to stronger construction activity. Japan housing starts for January through February 2017 are up 4.8 percent from the same period last year. Housing starts are a key driver of wood product and log demand in Japan. We expect demand from China and Japan in 2017 to be similar to modestly improved over 2016.

SOFTWOOD LUMBER AGREEMENT

We operate a total of 19 softwood lumber mills with a total capacity of 4.9 billion board feet. Three of these mills are located in Canada, produce approximately 900 million board feet annually, and sell products in Canada, Asia, and the U.S. Under the Softwood Lumber Agreement between the U.S. and Canada, which expired in October 2015, our lumber shipments from Canada to the U.S. were subject to a system of quotas and taxes that varied based on geography and market pricing. Subsequent to the expiration of the agreement, there have been no taxes or quotas in place. On April 24, 2017, in response to a petition filed in November 2016 by the U.S. Lumber Coalition, of which Weyerhaeuser is a member, the U.S. Department of Commerce announced a preliminary determination that it would implement countervailing duties on Canadian softwood lumber shipments to the U.S. The rate applicable to Weyerhaeuser lumber shipments into the U.S. is 19.88% and collection is expected to begin in early May, upon publication in the Federal Register.

The U.S. Department of Commerce also announced that retroactive deposits will be collected from certain Canadian lumber producers, including Weyerhaeuser, for softwood lumber shipments from Canada to the U.S. during the 90-day period prior to publication in the Federal Register at the 19.88% rate. The decision is preliminary and subject to finalization by the U.S. Department of Commerce and International Trade Commission. In addition, the U.S. Department of Commerce is scheduled to issue a preliminary ruling in June 2017 on potential antidumping duties, which would be additive to the countervailing duties. Based on the information available to us at this time and the extent of remaining events prior to a final determination, we have concluded that a liability for retroactive duties is not determinable at this time. In any event, we do not anticipate the impact of the retroactive duties to be material to our financial position or results of operations.

CONSOLIDATED RESULTS

How We Did First Quarter 2017

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	MARCH 2017	MARCH 2016	2017 VS. 2016
Net sales	$1,693	$1,405	$288
Costs of products sold	1,272	1,103	169
Operating income	293	139	154
Earnings of discontinued operations, net of tax	—	20	(20)
Net earnings attributable to Weyerhaeuser common shareholders	157	70	87
Earnings per share attributable to Weyerhaeuser shareholders, basic and diluted	$0.21	$0.11	$0.10

Comparing First Quarter 2017 with First Quarter 2016

Net sales

Net sales increased $288 million – 20 percent – primarily attributable to the following factors:

•	Timberlands sales to unaffiliated customers increased $99 million – 26 percent – primarily due to higher delivered logs sales volumes. The higher volumes are primarily attributable to:

◦	the addition of a full quarter of Plum Creek operations; as well as

◦
the completion of the sales of our former Cellulose Fibers businesses. Upon completion of the sales of our former Cellulose Fibers businesses, chips and logs previously sold to Cellulose Fibers were sold to unaffiliated customers.

•
Real Estate & ENR sales to unaffiliated buyers increased $14 million – 36 percent – primarily due to an increase in average price realized per timberland acre and increased ENR sales volume attributable to the operations acquired in our merger with Plum Creek. These increases were partially offset by a decrease in volume of timberland acres sold.

•
Wood Products sales to unaffiliated customers increased $175 million – 18 percent – primarily due to increased oriented strand board, lumber, and plywood average sales realizations and increased plywood and medium density fiberboard sales volumes attributable to the operations acquired in our merger with Plum Creek. Additionally, upon completion of the sales of our former Cellulose Fibers businesses, chips previously sold to Cellulose Fibers are sales to unaffiliated customers.

Costs of products sold

Costs of products sold increased $169 million – 15 percent – primarily attributable to the following:

•	Timberlands segment costs of products sold increased $60 million, primarily due to:

◦
increased sales volumes as described above and higher depletion rates for timberlands in the West and South as a result of the Plum Creek acquisition, which were measured at fair value as of the merger date; and

◦	increased silviculture and reforestation costs, which is attributable to the significant increase in our timberlands holdings resulting from the merger.

•	Wood Products segment costs of products sold increased $64 million primarily due to increased sales volume as described above.

•
Intercompany eliminations of costs of products sold decreased $41 million, therefore increasing consolidated cost of products. This reduction in intercompany costs of products sold is primarily due to the completion of the sales of our former Cellulose Fibers businesses. Chips and logs previously sold to Cellulose Fibers are now sales to unaffiliated customers and therefore we no longer eliminate the related cost of products sold.

Operating income

Operating income increased $154 million – 111 percent – primarily attributable to:

•	increased net sales and costs of products sold explained above and

•	decreased charges recognized related to our merger with Plum Creek – $98 million.
These increases were partially offset by:

•	a pretax gain recognized in first quarter 2016 related to the sale of our Federal Way, Washington headquarters campus – $36 million – and

•
our noncash foreign exchange on debt held by our Canadian entity changed from a foreign exchange gain of $13 million in first quarter 2016 to a foreign exchange loss of $3 million in first quarter 2017 – for a total change of $16 million.

Net earnings attributable to Weyerhaeuser common shareholders

Our net earnings attributable to Weyerhaeuser common shareholders increased $87 million – 124 percent. Excluding earnings from discontinued operations, net of tax, net earnings attributable to Weyerhaeuser common shareholders increased $107 million, primarily attributable to the variances in net sales, costs of products sold and operating income as explained above.
The increase is partially offset by:

•
an increase in non-operating pension and other postretirement costs due to a decrease in the expected return on our plan assets and an increase in the amortization of actuarial losses – $36 million – and

•	a $13 million increase in income taxes from continuing operations attributable to increased earnings generated by our TRSs.
Earnings from discontinued operations, net of tax, decreased $20 million – 100 percent – as all discontinued operations were sold in 2016.

TIMBERLANDS

How We Did First Quarter 2017

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2017	MARCH 2016	2017 VS. 2016
Net sales to unaffiliated customers:
Delivered logs(1):
West	$225	$215	$10
South	148	101	47
North	27	13	14
Other	20	7	13
Subtotal delivered logs sales	420	336	84
Stumpage and pay-as-cut timber	12	15	(3)
Uruguay operations(2)	19	16	3
Recreational and other lease revenue	14	6	8
Other	21	14	7
Subtotal net sales to unaffiliated customers	486	387	99
Intersegment sales:
United States	130	144	(14)
Other	72	78	(6)
Subtotal intersegment sales	202	222	(20)
Total sales	$688	$609	$79
Costs of products sold	$519	$459	$60
Operating income and Net contribution to earnings	$148	$129	$19

(1)
The West region includes Washington and Oregon. The South region includes Virginia, North Carolina, South Carolina, Florida, Georgia, Alabama, Mississippi, Louisiana, Arkansas, Texas and Oklahoma. The North region includes West Virginia, Maine, New Hampshire, Vermont, Michigan, Wisconsin and Montana. Other includes our Canadian operations and the timberlands of the Twin Creeks Venture that we manage.

(2)	Includes logs, plywood and hardwood lumber harvested or produced by our international operations in Uruguay.

Comparing First Quarter 2017 with First Quarter 2016

Net sales – unaffiliated customers

Net sales to unaffiliated customers increased $99 million – 26 percent – primarily due to:

•
a $47 million increase in Southern log sales as a result of a 54 percent increase in delivered logs sales volumes primarily attributable to legacy Plum Creek operations, partially offset by a 5 percent decrease in average sales realizations for delivered logs;

•	a $14 million increase in Northern log sales attributable to a full quarter of legacy Plum Creek operations in 2017 versus a partial quarter in 2016;

•	a $10 million increase in Western log sales primarily attributable to a 4 percent increase in average sales realization for delivered logs.

Intersegment sales

Intersegment sales decreased $20 million – 9 percent – due to decreased intersegment sales in the United States – $14 million – and decreased intersegment sales in Canada – $6 million. This is attributable to a decrease in chip and log intersegment sales, which were previously sold to our Cellulose Fibers business segment.

Costs of products sold

Costs of products sold increased $60 million – 13 percent – primarily due to:

•	a 41 percent increase in sales volumes attributable to the operations acquired in our merger with Plum Creek;

•	higher depletion rates for timberlands in the West and South as a result of the Plum Creek acquisition, which were measured at fair value as of the merger date;

•	the addition of a full quarter of depletion related to the timberlands in the North, as opposed to a partial quarter in the first quarter of 2016; and

•	increased silviculture and reforestation costs, which is attributable to the significant increase in our timberlands holdings resulting from the merger.
Operating income and Net contribution to earnings

Operating income and Net contribution to earnings increased $19 million – 15 percent – primarily attributable to the changes in net sales and costs of products sold as explained above.

THIRD-PARTY LOG SALES VOLUMES AND FEE HARVEST VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS (1)(2)	MARCH 2017	MARCH 2016	2017 VS. 2016
Third party log sales – tons:
West	2,157	2,133	24
South	4,293	2,781	1,512
North	454	210	244
Uruguay	90	146	(56)
Other	510	169	341
Total	7,504	5,439	2,065
Fee harvest volumes – tons:
West	2,657	2,801	(144)
South	6,373	5,030	1,343
North	622	260	362
Uruguay	265	299	(34)
Other	371	—	371
Total	10,288	8,390	1,898

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

(2)	Western logs are primarily transacted in thousand board feet (MBF) but are converted to ton equivalents for external reporting purposes.

REAL ESTATE, ENERGY AND NATURAL RESOURCES

How We Did First Quarter 2017

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2017	MARCH 2016	2017 VS. 2016
Net sales to unaffiliated buyers:
Real estate	$37	$30	$7
Energy and natural resources	16	9	7
Total	$53	$39	$14
Costs of products sold	$20	$20	$—
Operating income	$26	$15	$11
Equity earnings from joint venture	—	—	—
Net contribution to earnings	$26	$15	$11

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

Comparing First Quarter 2017 with First Quarter 2016

Net sales - Unaffiliated buyers

Net sales to unaffiliated buyers increased $14 million – 36 percent – attributable to:

•
Net real estate sales increased $7 million – 23 percent – attributable to an increase in average price realized per acre due to mix of properties sold. This increase was partially offset by decreases in volume of acres sold.

•	Net energy and natural resources sales increased $7 million – 78 percent, due primarily to increases in sales volumes attributable to the operations acquired in our merger with Plum Creek.

Costs of products sold

Costs of products sold remained flat from first quarter 2016 to first quarter 2017 – attributable to:

•	Lower basis of real estate sold, which is attributable to the mix of Weyerhaeuser and Plum Creek legacy properties sold.

•	Energy and natural resources costs of products sold increased proportionately to the increase in ENR sales volumes.

Operating income and Net contribution to earnings

Operating income and Net contribution to earnings for the quarter increased $11 million – 73 percent – primarily attributable to the increase in net sales to unaffiliated buyers as explained above. The increase in gross margin was partially offset by higher selling, general, and administrative expenses – $3 million. The increase in general and administrative expenses is the result of creating a standalone business segment separate from Timberlands.

REAL ESTATE SALES STATISTICS

	QUARTER ENDED		AMOUNT OF CHANGE
	MARCH 2017	MARCH 2016	2017 VS. 2016
Acres sold	13,257	15,225	(1,968)
Average price per acre	$2,403	$1,980	$423

WOOD PRODUCTS

How We Did First Quarter 2017

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2017	MARCH 2016	2017 VS. 2016
Net sales:
Structural lumber	$478	$419	$59
Engineered solid section	117	109	8
Engineered I-joists	73	66	7
Oriented strand board	203	163	40
Softwood plywood	44	35	9
Medium density fiberboard	47	17	30
Other products produced	70	49	21
Complementary building products	122	121	1
Total	$1,154	$979	$175
Costs of products sold	$926	$862	$64
Operating income and Net contribution to earnings	$172	$87	$85

Comparing First Quarter 2017 with First Quarter 2016

Net sales

Net sales increased $175 million – 18 percent – primarily due to:

•	a $59 million increase in lumber sales, attributable to a 13 percent increase in average sales realizations;

•	a $40 million increase in oriented strand board sales, attributable to a 23 percent increase in average sales realizations;

•
a $30 million increase in medium density fiberboard sales attributable to a full quarter of legacy Plum Creek operations in 2017 versus a partial quarter in 2016 and a 4 percent increase in average sales realizations;

•
a $21 million increase in other products produced, primarily attributable to increased chip sales, which were previously sold to our former Cellulose Fibers segment and were intersegment sales during first quarter 2016. Upon completion of the sales of our former Cellulose Fibers businesses, chips previously sold to Cellulose Fibers are sales to unaffiliated customers.

•	a $9 million increase in plywood sales, attributable to a 19 percent increase in average sales realizations and a 7 percent increase in sales volumes.

Costs of products sold

Costs of products sold increased $64 million – 7 percent – primarily due to increased sales volumes in several product lines, which is mostly attributable to volumes produced and sold by operations acquired from our merger with Plum Creek.

Operating income and Net contribution to earnings

Operating income and Net contribution to earnings increased $85 million – 98 percent – primarily attributable to increased sales volumes and increased sales realizations as explained above.

THIRD-PARTY SALES VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS(1)	MARCH 2017	MARCH 2016	2017 VS. 2016
Structural lumber – board feet	1,158	1,152	6
Engineered solid section – cubic feet	6.2	5.5	0.7
Engineered I-joists – lineal feet	49	44	5
Oriented strand board – square feet (3/8”)	769	759	10
Softwood plywood – square feet (3/8”)	118	110	8
Medium density fiberboard – square feet (3/4”)	59	23	36

(1)	Sales volumes include sales of internally produced products and products purchased for resale primarily through our distribution business.

PRODUCTION AND OUTSIDE PURCHASE VOLUMES

Outside purchase volumes are primarily purchased for resale through our distribution business. Production volumes are produced for sale through our own sales organizations and through our distribution business. Production of oriented strand board and engineered solid section are also used to manufacture engineered I-joists.

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS	MARCH 2017	MARCH 2016	2017 VS. 2016
Structural lumber – board feet:
Production	1,152	1,129	23
Outside purchase	49	56	(7)
Total	1,201	1,185	16
Engineered solid section – cubic feet:
Production	6.3	5.6	0.7
Outside purchase	—	—	—
Total	6.3	5.6	0.7
Engineered I-joists – lineal feet:
Production	50	46	4
Outside purchase	2	1	1
Total	52	47	5
Oriented strand board – square feet (3/8”):
Production	758	749	9
Outside purchase	98	57	41
Total	856	806	50
Softwood plywood – square feet (3/8”):
Production	97	88	9
Outside purchase	19	20	(1)
Total	116	108	8
Medium density fiberboard – square feet (3/4"):
Production	56	25	31
Outside purchase	—	—	—
Total	56	25	31

UNALLOCATED ITEMS

Unallocated items are gains or charges from continuing operations not related or allocated to an individual operating segment. They include a portion of items such as: share-based compensation, pension and postretirement costs, foreign exchange transaction gains and losses associated with financing, the elimination of intersegment profit in inventory and the LIFO reserve. As a result of reclassifying our former Cellulose Fibers segment as discontinued operations, Unallocated items also includes retained indirect corporate overhead costs previously allocated to the former segment.

NET CONTRIBUTION TO EARNINGS – UNALLOCATED ITEMS

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2017	MARCH 2016	2017 VS. 2016
Unallocated corporate function expense	$(19)	$(17)	$(2)
Unallocated share-based compensation	(6)	(2)	(4)
Unallocated pension service costs	(2)	(2)	—
Foreign exchange gain (loss)	(3)	13	(16)
Elimination of intersegment profit in inventory and LIFO	(6)	(6)	—
Gains on sales of non-strategic assets	3	36	(33)
Plum Creek merger- and integration-related costs	(12)	(110)	98
Other	(8)	(4)	(4)
Operating income (loss)	(53)	(92)	39
Equity earnings from joint venture(1)	—	5	(5)
Non-operating pension and other postretirement benefit (costs) credits (2)	(22)	14	(36)
Interest income and other	9	9	—
Net contribution to earnings	$(66)	$(64)	$(2)

(1)	First quarter 2016 includes equity earnings from our Timberland Venture, which effective August 31, 2016, is consolidated as a wholly-owned subsidiary.
(2) During Q1 2017 we adopted ASU 2017-07, which requires us to show components of pension and other postretirement benefit costs (interest, expected return on plan assets, amortization of actuarial gains or losses, and amortization of prior service credits or costs) on the Consolidated Statement of Operations as a line item outside of Operating income. We reclassified these components for all periods shown above. Refer to Note 1: Basis of Presentation for further details.

Comparing First Quarter 2017 with First Quarter 2016

Changes in Unallocated Items were primarily related to:

•	charges recognized in first quarter 2016 related to our merger with Plum Creek (refer to Note 15: Charges for Integration and Restructuring, Closures and Asset Impairments) – $98 million;

•
a pretax gain recognized in first quarter 2016 related to the sale of our Federal Way, Washington headquarters campus, which is recorded in "Other operating costs (income), net" in our Consolidated Statement of Operations – $36 million;

•	a change from a gain in first quarter 2016 to a loss in first quarter 2017 on foreign exchange related to debt held by our Canadian entity – $16 million; and

•	an increase in non-operating pension and other postretirement costs due to a decrease in the expected return on our plan assets and an increase in the amortization of actuarial losses – $36 million.

INTEREST EXPENSE

Our interest expense, net of capitalized interest incurred was:

•	$99 million for the first quarter 2017 and

•	$95 million for the first quarter 2016.

Interest expense increased $4 million compared to first quarter 2016 primarily due to interest incurred on the long-term debt assumed in the Plum Creek merger and the term loans we entered into in first quarter 2016. Interest on debt assumed and entered into during the first quarter 2016 would have only accrued for a partial quarter in 2016, as opposed to accruing for a full quarter during 2017.

INCOME TAXES

Our provision for income taxes for our continuing operations was:

•	$24 million for the first quarter 2017 and

•	$11 million for the first quarter 2016.

Our provision for income taxes is primarily driven by earnings generated by our taxable REIT subsidiaries. Overall performance results for our business segments can be found in "Consolidated Results."

Refer to Note 17: Income Taxes for additional information.

LIQUIDITY AND CAPITAL RESOURCES

We are committed to maintaining an appropriate capital structure that enables us to:

•	protect the interests of our shareholders and lenders and

•	have access at all times to all major financial markets.

CASH FROM OPERATIONS

Consolidated net cash provided by our operations was:

•	$35 million in 2017 and

•	$47 million in 2016.

Comparing 2017 with 2016

Net cash provided by our operations decreased $12 million, primarily due to:

•	decreased operating cash flows from discontinued operations – $66 million;

•	an increase in cash paid for income taxes of $72 million;

•	an increase in pension and postretirement contributions - $5 million; and

•	a decrease in distributions received from joint ventures - $5 million.

These decreases were partially offset by increased cash flows from our business segments of $142 million.
See Performance Measures for our Adjusted EBITDA by segment.

CASH FROM INVESTING ACTIVITIES

Consolidated net cash provided by (used in) investing activities was:

•	$(68) million in 2017 and

•	$24 million in 2016.

Comparing 2017 with 2016

Net cash from investing activities changed $92 million to an outflow in 2017 as compared to an inflow in 2016, primarily due to:

•	proceeds received in 2016 from the sale of our Federal Way, Washington headquarters campus – $70 million – and

•	distributions received from joint ventures during 2016 – $24 million.

Summary of Capital Spending by Business Segment

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2017	MARCH 2016
Timberlands	$30	$20
Real Estate & ENR	—	—
Wood Products	44	29
Unallocated Items	1	2
Discontinued operations	—	22
Total	$75	$73

We expect our net capital expenditures for 2017 to be $435 million, which is comparable to 2016 capital spending for continuing operations. The amount we spend on capital expenditures could change due to:

•	capital allocation priorities,

•	future economic conditions,

•	environmental regulations,

•	changes in the composition of our business,

•	weather and

•	timing of equipment purchases.

CASH FROM FINANCING ACTIVITIES

Consolidated net cash used in financing activities was:

•	$188 million in 2017 and

•	$668 million in 2016.

Comparing 2017 with 2016

Net cash used in financing activities decreased $480 million primarily due to the following:

•	repayment of Plum Creek's line of credit and term loan outstanding at the merger date in 2016 – $720 million –, and

•	decrease in cash paid to repurchase common shares – $798 million.

These were offset by $1.1 billion of proceeds from issuance of new term loan credit facilities subsequent to the merger date in 2016.

Lines of Credit

During March 2017, we entered into a new $1.5 billion five-year senior unsecured revolving credit facility that expires in March 2022. This replaces a $1 billion senior unsecured revolving credit facility that was set to expire September 2018. Refer to Notes to Consolidated Financial Statements - Note 10: Lines of Credit for further information.

Debt Covenants

As of March 31, 2017, Weyerhaeuser Company was in compliance with its debt covenants. There have been no significant changes during first quarter 2017 to the debt covenants presented in our 2016 Annual Report on Form 10-K for our existing long-term debt instruments.

Option Exercises

We received cash proceeds from the exercise of stock options of:

•	$55 million in 2017 and

•	$4 million in 2016.

Our average stock price was $32.53 and $26.70 in first quarter 2017 and 2016, respectively.

Paying Dividends and Repurchasing Stock

We paid cash dividends on common shares of:

•	$233 million in 2017 and

•	$241 million in 2016.

The decrease in dividends paid is due to decreased common shares outstanding at the dividend record dates of March 3, 2017 compared to March 8, 2016.

The 2016 Share Repurchase Authorization was approved in November 2015 by our Board of Directors and authorized management to repurchase up to $2.5 billion of outstanding shares. During first quarter 2017, we did not repurchase any shares. As of March 31, 2017, we had remaining authorization of $500 million for future stock repurchases.

We record share repurchases upon trade date as opposed to the settlement date when cash is disbursed. We record a liability to account for repurchases that have not been cash settled. There were no unsettled repurchases as of March 31, 2017.

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

Our definition of Adjusted EBITDA may be different from similarly titled measures reported by other companies. Adjusted EBITDA, as we define it, is operating income from continuing operations adjusted for depreciation, depletion, amortization, basis of real estate sold, unallocated pension service costs and special items. Adjusted EBITDA excludes results from joint ventures.

ADJUSTED EBITDA BY SEGMENT

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2017	MARCH 2016	2017 VS. 2016
Adjusted EBITDA by Segment:
Timberlands	$242	$199	$43
Real Estate & ENR	43	34	9
Wood Products	207	117	90
	492	350	142
Unallocated Items	(38)	(14)	(24)
Total	$454	$336	$118

We reconcile Adjusted EBITDA by segment to net earnings for the consolidated company and to operating income for the business segments, as those are the most directly comparable U.S. GAAP measures for each. The table below reconciles Adjusted EBITDA for the quarter ended March 31, 2017:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$157
Earnings from discontinued operations, net of income taxes					—
Interest expense, net of capitalized interest					99
Income taxes					24
Net contribution to earnings	$148	$26	$172	$(66)	$280
Equity earnings from joint ventures	—	—	—	—	—
Non-operating pension and other postretirement benefit (costs) credits	—	—	—	22	22
Interest income and other	—	—	—	(9)	(9)
Operating income (loss)	148	26	172	(53)	293
Depreciation, depletion and amortization	94	3	35	1	133
Basis of real estate sold	—	14	—	—	14
Unallocated pension service costs	—	—	—	2	2
Special items(1)	—	—	—	12	12
Adjusted EBITDA	$242	$43	$207	$(38)	$454

(1)	Special items include: $12 million of Plum Creek merger-related costs.

The table below reconciles Adjusted EBITDA for the quarter ended March 31, 2016:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$81
Earnings from discontinued operations, net of income taxes					(20)
Interest expense, net of capitalized interest					95
Income taxes					11
Net contribution to earnings	$129	$15	$87	$(64)	$167
Equity earnings from joint ventures	—	—	—	(5)	(5)
Non-operating pension and other postretirement benefit costs (credits)	—	—	—	(14)	(14)
Interest income and other	—	—	—	(9)	(9)
Operating income (loss)	129	15	87	(92)	139
Depreciation, depletion and amortization	70	2	30	2	104
Basis of real estate sold	—	17	—	—	17
Unallocated pension service costs	—	—	—	2	2
Special items(1)	—	—	—	74	74
Adjusted EBITDA	$199	$34	$117	$(14)	$336

(1)	Special items include: a $36 million gain on the sale of nonstrategic assets and $110 million of Plum Creek merger-related costs.

CRITICAL ACCOUNTING POLICIES

There have been no significant changes during first quarter 2017 to our critical accounting policies presented in our 2016 Annual Report on Form 10-K.

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

SUMMARY OF LONG-TERM INDEBTEDNESS PRINCIPAL OBLIGATIONS AS OF MARCH 31, 2017

DOLLAR AMOUNTS IN MILLIONS
	2017	2018	2019	2020	2021	THEREAFTER	TOTAL	FAIR VALUE
Fixed-rate debt (1)	$281	$62	$500	$—	$719	$4,450	$6,012	$7,017
Average interest rate	6.95%	7.00%	7.38%	—%	5.60%	6.39%	6.41%	N/A
Variable-rate debt (1)	$—	$—	$—	$550	$—	$—	$550	$550
Average interest rate	—%	—%	—%	2.01%	—%	—%	2.01%	N/A
(1) Excludes $44 million of unamortized discounts, capitalized debt expense and fair value step-up (related to Plum Creek merger).

CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The company’s principal executive officer and principal financial officer have concluded that the company’s disclosure controls and procedures were effective as of March 31, 2017, based on an evaluation of the company’s disclosure controls and procedures as of that date.

CHANGES IN INTERNAL CONTROLS

As of the date of this Quarterly Report on Form 10-Q, we integrated the acquired Plum Creek operations into our overall internal controls over financial reporting.

Except as described above, no changes occurred in the company’s internal control over financial reporting during first quarter 2017 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

LEGAL PROCEEDINGS

Refer to “Notes to Consolidated Financial Statements – Note 12: Legal Proceedings, Commitments and Contingencies.”

RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our 2016 Annual Report on Form 10-K.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no share repurchases during the first quarter of 2017. Refer to “Notes to Consolidated Financial Statements – Note 5: Net Earnings Per Share” for further information regarding our Share Repurchase Authorization.

DEFAULTS UPON SENIOR SECURITIES

None.

MINE SAFETY DISCLOSURES

Not Applicable.

OTHER INFORMATION

None.

EXHIBITS

10.1
Revolving Credit Facility Agreement dated as of March 6, 2017, among Weyerhaeuser Company, as Borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as Co-Administrative Agent, and Wells Fargo Bank, National Association, as Co-Administrative Agent and Paying Agent (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 1-4825, filed on March 10, 2017)

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

WEYERHAEUSER COMPANY
Date:	April 28, 2017

By:	/s/ Jeanne M. Hillman
Jeanne M. Hillman
Vice President and Chief Accounting Officer