Form 10-Q
period 2017-06-30
WEYERHAEUSER CO
filed 2017-07-28
CIK 106535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
  __________________________________________________
FORM 10-Q
  __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐
   Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
As of July 24, 2017, 752,940,643 shares of the registrant’s common stock ($1.25 par value) were outstanding.

FINANCIAL INFORMATION

WEYERHAEUSER COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	JUNE 2017	JUNE 2016	JUNE 2017	JUNE 2016
Net sales	$1,808	$1,655	$3,501	$3,060
Costs of products sold	1,336	1,271	2,608	2,374
Gross margin	472	384	893	686
Selling expenses	22	22	44	45
General and administrative expenses	76	94	163	173
Research and development expenses	4	4	8	9
Charges for integration and restructuring, closures and asset impairments (Note 15)	151	14	164	125
Other operating costs (income), net (Note 16)	62	2	64	(53)
Operating income	157	248	450	387
Equity earnings from joint ventures (Note 7)	—	7	—	12
Non-operating pension and other postretirement benefit (costs) credits	(8)	10	(30)	24
Interest income and other	9	10	18	19
Interest expense, net of capitalized interest	(100)	(114)	(199)	(209)
Earnings from continuing operations before income taxes	58	161	239	233
Income taxes (Note 17)	(34)	(31)	(58)	(42)
Earnings from continuing operations	24	130	181	191
Earnings from discontinued operations, net of income taxes (Note 3)	—	38	—	58
Net earnings	24	168	181	249
Dividends on preference shares (Note 5)	—	(11)	—	(22)
Net earnings attributable to Weyerhaeuser common shareholders	$24	$157	$181	$227
Earnings per share attributable to Weyerhaeuser common shareholders, basic and diluted (Note 5):
Continuing operations	$0.03	$0.16	$0.24	$0.25
Discontinued operations	—	0.05	—	0.08
Net earnings per share	$0.03	$0.21	$0.24	$0.33
Dividends paid per share	$0.31	$0.31	$0.62	$0.62
Weighted average shares outstanding (in thousands) (Note 5):
Basic	752,630	743,140	751,674	687,572
Diluted	756,451	747,701	755,625	691,060
See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2017	JUNE 2016	JUNE 2017	JUNE 2016
Net earnings	$24	$168	$181	$249
Other comprehensive income (loss):
Foreign currency translation adjustments	9	(2)	11	39
Actuarial gains, net of tax expense of $24, $17, $50 and $25	43	31	72	41
Prior service costs, net of tax benefit of $1, $1, $1 and $0	(3)	—	(4)	(2)
Unrealized gains on available-for-sale securities	—	1	1	1
Total other comprehensive income	49	30	80	79
Total comprehensive income	$73	$198	$261	$328
See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2017	DECEMBER 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$701	$676
Receivables, less discounts and allowances of $1 and $1	442	390
Receivables for taxes	8	84
Inventories (Note 6)	349	358
Prepaid expenses and other current assets	177	114
Assets held for sale (Note 3)	411	—
Total current assets	2,088	1,622
Property and equipment, less accumulated depreciation of $3,319 and $3,306	1,534	1,562
Construction in progress	190	213
Timber and timberlands at cost, less depletion charged to disposals	13,669	14,299
Minerals and mineral rights, less depletion	314	319
Investments in and advances to joint ventures (Note 7)	33	56
Goodwill	40	40
Deferred tax assets	261	293
Other assets	246	224
Restricted financial investments held by variable interest entities	615	615
Total assets	$18,990	$19,243

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt (Note 10)	$668	$281
Accounts payable	252	233
Accrued liabilities (Note 9)	585	692
Liabilities held for sale (Note 3)	19	—
Total current liabilities	1,524	1,206
Long-term debt (Note 10)	5,936	6,329
Long-term debt (nonrecourse to the company) held by variable interest entities	511	511
Deferred pension and other postretirement benefits (Note 8)	1,230	1,322
Deposit from contribution of timberlands to related party (Note 7)	419	426
Other liabilities	280	269
Total liabilities	9,900	10,063
Commitments and contingencies (Note 12)

Equity:
Common shares: $1.25 par value; authorized 1,360,000,000 shares; issued and outstanding: 752,711,155 and 748,528,131 shares	941	936
Other capital	8,374	8,282
Retained earnings	1,154	1,421
Cumulative other comprehensive loss (Note 13)	(1,379)	(1,459)
Total equity	9,090	9,180
Total liabilities and equity	$18,990	$19,243
See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2017	JUNE 2016
Cash flows from operations:
Net earnings	$181	$249
Noncash charges (credits) to earnings:
Depreciation, depletion and amortization	262	289
Basis of real estate sold	24	30
Deferred income taxes, net	6	56
Gains on sales of non-strategic assets	(9)	(51)
Pension and other postretirement benefits (Note 8)	47	5
Share-based compensation expense	19	40
Charges for impairment of assets	147	15
Equity (earnings) loss from joint ventures (Note 7)	—	(9)
Foreign exchange transaction (gains) losses (Note 16)	3	(12)
Change in:
Receivables less allowances	(78)	(90)
Receivable/payable for taxes	(53)	35
Inventories	(7)	17
Prepaid expenses	(13)	(1)
Accounts payable and accrued liabilities	55	36
Pension and postretirement contributions (Note 8)	(37)	(29)
Distributions of earnings received from joint ventures	—	5
Other	(23)	(46)
Net cash from operations	524	539
Cash flows from investing activities:
Capital expenditures for property and equipment	(126)	(140)
Capital expenditures for timberlands reforestation	(36)	(34)
Acquisition of timberlands	—	(8)
Proceeds from sale of non-strategic assets	12	83
Proceeds from contribution of timberlands to related party	—	440
Distributions of investment received from joint ventures (Note 7)	23	27
Cash and cash equivalents acquired in Plum Creek merger (Note 4)	—	9
Other	21	(3)
Cash from (used in) investing activities	(106)	374
Cash flows from financing activities:
Cash dividends on common shares	(466)	(469)
Cash dividends on preference shares	—	(11)
Proceeds from issuance of long-term debt	—	1,398
Payments of debt	—	(723)
Repurchase of common stock	—	(1,629)
Proceeds from exercise of stock options	81	12
Other	(8)	(11)
Cash used in financing activities	(393)	(1,433)

Net change in cash and cash equivalents	25	(520)

Cash and cash equivalents from continuing operations at beginning of period	676	1,011
Cash and cash equivalents from discontinued operations at beginning of period	—	1
Cash and cash equivalents at beginning of period	676	1,012

Cash and cash equivalents from continuing operations at end of period	701	485
Cash and cash equivalents from discontinued operations at end of period	—	7
Cash and cash equivalents at end of period	$701	$492

Cash paid (received) during the period for:
Interest, net of amount capitalized of $5 and $3	$192	$225
Income taxes	$106	$(25)
See accompanying Notes to Consolidated Financial Statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTERS AND YEARS-TO-DATE ENDED JUNE 30, 2017 AND 2016

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

RECLASSIFICATIONS

We have reclassified certain balances and results from the prior year to be consistent with our 2017 reporting. This makes year-to-year comparisons easier. Our reclassifications had no effect on consolidated net earnings or equity. Our reclassifications present the adoption of new accounting pronouncements on our Consolidated Statement of Operations and in the related footnotes. Refer to discussion of new accounting pronouncements below.

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

The company expects to adopt and implement the new revenue recognition guidance effective January 1, 2018. The new standard is required to be applied retrospectively to each prior reporting period presented (full retrospective transition method) or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application (cumulative effect method). We expect to adopt using the cumulative effect method. We expect that the adoption of the new revenue recognition guidance will not materially impact our operating results, balance sheet, or cash flows. We expect an impact to our financial reporting from adding expanded disclosures.

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

In October 2016, FASB issued ASU 2016-16, which requires immediate recognition of the income tax consequences upon intra-entity transfers of assets other than inventory. The new guidance is effective for annual periods beginning after December 15, 2017, and early adoption is permitted. We adopted this accounting standard on January 1, 2017. As a result of this adoption, our opening balance sheet was adjusted through "Retained earnings" to include a deferred tax asset of $22 million for prior period intra-entity transfers. Adoption of this standard did not have a material impact on our Consolidated Statement of Cash Flows or Consolidated Statement of Operations.

In March 2017, FASB issued ASU 2017-07, which requires that an employer report the service cost component of pension and other postretirement benefit costs in the Consolidated Statement of Operations in the same line item or items as other compensation costs arising from services rendered by the pertinent employees. This requirement is consistent with how we have historically presented our pension service costs. The other requirement of this ASU is to present the remaining components of pension and other postretirement benefit costs (i.e., interest, expected return on plan assets, amortization of actuarial gains or losses, and amortization of prior service credits or costs) in the Consolidated Statement of Operations separately from the service cost component and outside a subtotal of income from operations. The new guidance is effective for annual periods beginning after December 15, 2017, and early adoption is permitted. We adopted this accounting standard as of January 1, 2017. As a result, we reclassified amounts related to other components of pension and other post retirement benefit costs from their prior financial statements captions ("Costs of products sold," "General and administrative expenses," and "Other operating costs (income), net") into a new financial statement caption titled "Non-operating pension and other postretirement benefit (costs) credits" in our Consolidated Statement of Operations. The adoption of this ASU did not impact "Net earnings," nor did it impact our Consolidated Balance Sheet.

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

An analysis and reconciliation of our business segment information to the respective information in the Consolidated Statements of Operations is as follows:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2017	JUNE 2016	JUNE 2017	JUNE 2016
Sales to unaffiliated customers:
Timberlands	$469	$471	$955	$858
Real Estate & ENR	46	38	99	77
Wood Products	1,293	1,146	2,447	2,125
	1,808	1,655	3,501	3,060
Intersegment sales:
Timberlands	163	193	365	415
Wood Products	—	22	—	44
	163	215	365	459
Total sales	1,971	1,870	3,866	3,519
Intersegment eliminations	(163)	(215)	(365)	(459)
Total	$1,808	$1,655	$3,501	$3,060
Net contribution to earnings:
Timberlands (1)	$(12)	$125	$136	$254
Real Estate & ENR(2)	23	12	49	27
Wood Products (3)	177	156	349	243
	188	293	534	524
Unallocated items(4)	(30)	(18)	(96)	(82)
Net contribution to earnings	158	275	438	442
Interest expense, net of capitalized interest	(100)	(114)	(199)	(209)
Earnings from continuing operations before income taxes	58	161	239	233
Income taxes	(34)	(31)	(58)	(42)
Earnings from continuing operations	24	130	181	191
Earnings from discontinued operations, net of income taxes (5)	—	38	—	58
Net earnings	24	168	181	249
Dividends on preference shares	—	(11)	—	(22)
Net earnings attributable to Weyerhaeuser common shareholders	$24	$157	$181	$227

(1)
Net contribution to earnings for the Timberlands segment includes a noncash pretax impairment charge of $147 million, recorded during second quarter 2017. This impairment is a result of our agreement to sell our Uruguayan operations, as announced during June 2017. Refer to Note 3: Held for Sale and Discontinued Operations for more information regarding this transaction.

(2)
The Real Estate & ENR segment includes the equity earnings from, investments in and advances to our Real Estate Development Ventures (as defined and described in Note 7: Related Parties), which are accounted for under the equity method.

(3)
Net contribution to earnings for the Wood Products segment includes a pretax $50 million charge to accrue for estimated costs to remediate an issue with certain I-joists coated with our Flak Jacket® Protection product. Refer to Note 12: Legal Proceedings, Commitments and Contingencies for additional details.

(4)
Unallocated items are gains or charges not related to, or allocated to, an individual operating segment. They include a portion of items such as: share-based compensation, pension and postretirement costs, foreign exchange transaction gains and losses associated with financing, and the elimination of intersegment profit in inventory and the LIFO reserve. Additionally, amounts shown for 2016 include equity earnings from our former Timberland Venture. As of August 31, 2016, the Timberland Venture became a fully consolidated, wholly-owned subsidiary and therefore eliminated our equity method investment at that time.

(5)
Discontinued operations as presented herein consist of the operations of our former Cellulose Fibers segment. Refer to Note 3: Held for Sale and Discontinued Operations for more information regarding our discontinued operations.

NOTE 3: HELD FOR SALE AND DISCONTINUED OPERATIONS

OPERATIONS HELD FOR SALE

On October 12, 2016, we announced the exploration of strategic alternatives for our Uruguay timberlands and manufacturing operations, which is part of our Timberlands business segment. On June 2, 2017, the Weyerhaeuser Board of Directors approved an equity purchase agreement with a consortium led by BTG Pactual's Timberland Investment Group (TIG), including other long-term investors, pursuant to which the Company has agreed to sell, in exchange for $403 million in cash, all of its equity interest in subsidiaries that collectively own and operate its Uruguayan timberlands and manufacturing business. The transaction is subject to customary purchase price adjustments, including adjustments relating to working capital, harvest limitations and timber inventory amounts, as well as standard operating covenants, casualty loss provisions, indemnities and closing conditions, including regulatory review. The sale is expected to close in the second half of 2017.

The assets and liabilities of our Uruguayan timberlands and manufacturing business now meet the criteria under generally accepted accounting principles to be classified as held for sale. This designation causes us to show the related assets and liabilities of the Uruguayan business separately on the current period Consolidated Balance Sheet, but does not affect prior period balance sheet classifications. Additionally, the designation as held for sale requires us to record the related net assets at the lower of their current cost basis or fair value, less an amount of estimated selling costs, and thus we recognized a noncash pretax impairment charge. The related impairment charge of $147 million was recorded during second quarter 2017 (refer to Note 15: Charges for Integration and Restructuring, Closures and Asset Impairments). Other than the impairment charge and the cessation of certain costs associated with held for sale classification, this classification does not affect the presentation in the Consolidated Statement of Operations.

As of June 30, 2017, "Assets held for sale" had a balance of $411 million, which consisted of $41 million related to Inventories and other assets as well as $370 million related to Timberlands and Property and equipment, net, after an impairment of $147 million. The related "Liabilities held for sale" of $19 million consisted of Accounts payable and other liabilities.

The sale of our Uruguayan operations is not considered a strategic shift that has or will have a major effect on our operations or financial results and therefore does not meet the requirements for presentation as discontinued operations.

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

The following table presents net earnings from discontinued operations. As all discontinued operations were sold in 2016, no assets or liabilities remain as of June 30, 2017, or December 31, 2016.

	QUARTER ENDED	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2016	JUNE 2016
Total net sales	$456	$886
Costs of products sold	374	760
Gross margin	82	126
Selling expenses	3	7
General and administrative expenses	8	17
Research and development expenses	2	3
Charges for integration and restructuring, closures and asset impairments(1)	25	31
Other operating income, net	(10)	(19)
Operating income	54	87
Equity loss from joint venture	(1)	(3)
Interest expense, net of capitalized interest	(1)	(3)
Earnings from discontinued operations before income taxes	52	81
Income taxes	(14)	(23)
Net earnings from discontinued operations	$38	58

(1)	Charges relate to our strategic evaluation of the Cellulose Fibers businesses and transaction-related costs.

Cash flows from discontinued operations for the three and six months ended June 30, 2016, are as follows:

	QUARTER ENDED	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2016	JUNE 2016
Net cash provided by (used in) operating activities	$68	$134
Net cash provided by (used in) investing activities	$(12)	$(34)

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

Summarized unaudited pro forma information that presents combined amounts as if this merger occurred at the beginning of 2016 is as follows:

	QUARTER ENDED	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	JUNE 2016	JUNE 2016
Net sales	$1,655	$3,216
Net earnings from continuing operations attributable to Weyerhaeuser common shareholders	$122	$266
Earnings from continuing operations per share attributable to Weyerhaeuser common shareholders, basic and diluted	$0.16	$0.35

Pro forma "Net earnings from continuing operations attributable to Weyerhaeuser common shareholders" excludes $3 million and $134 million non-recurring merger-related costs (net of tax) incurred in the quarter and year-to-date ended June 30, 2016, respectively. Pro forma data may not be indicative of the results that would have been obtained had these events occurred at the beginning of the periods presented, nor is it intended to be a projection of future results.

NOTE 5: NET EARNINGS PER SHARE

Our basic and diluted earnings per share attributable to Weyerhaeuser shareholders were:

•	$0.03 during second quarter 2017 and $0.24 during year-to-date 2017; and

•	$0.21 during second quarter 2016 and $0.33 during year-to-date 2016.

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

Diluted earnings per share is net earnings available to common shareholders divided by the sum of the weighted average number of our outstanding common shares and the effect of our outstanding dilutive potential common shares:

	QUARTER ENDED		YEAR-TO-DATE ENDED
SHARES IN THOUSANDS	JUNE 2017	JUNE 2016	JUNE 2017	JUNE 2016
Weighted average number of outstanding common shares – basic	752,630	743,140	751,674	687,572
Dilutive potential common shares:
Stock options	2,845	3,061	2,913	2,398
Restricted stock units	488	1,075	518	678
Performance share units	488	425	520	412
Total effect of outstanding dilutive potential common shares	3,821	4,561	3,951	3,488
Weighted average number of outstanding common shares – dilutive	756,451	747,701	755,625	691,060
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

	QUARTER ENDED		YEAR-TO-DATE ENDED
SHARES IN THOUSANDS	JUNE 2017	JUNE 2016	JUNE 2017	JUNE 2016
Stock options	1,408	1,916	1,408	1,916
Performance share units	450	471	450	471
Preference shares	—	25,273	—	25,273

We issued 13.8 million 6.375 percent Mandatory Convertible Preference Shares, Series A on June 24, 2013, the majority of which remained outstanding through June 30, 2016. Preference Shares outstanding during the quarter ended June 30, 2016, were considered antidilutive and were not considered participating. On July 1, 2016, all outstanding 6.375 percent Mandatory Convertible Preference Shares, Series A (Preference Shares) converted into Weyerhaeuser common shares at a rate of 1.6929 Weyerhaeuser common shares per Preference Share. There were no preference shares outstanding as of June 30, 2017.

NOTE 6: INVENTORIES

Inventories include raw materials, work-in-process and finished goods.

DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2017	DECEMBER 31, 2016
LIFO Inventories:
Logs	$5	$18
Lumber, plywood and panels	52	51
Medium density fiberboard	9	10
Other products	21	10
FIFO or moving average cost inventories:
Logs	18	21
Lumber, plywood, panels and engineered wood products	81	71
Other products	80	92
Materials and supplies	83	85
Total	$349	$358

LIFO – the last-in, first-out method – applies to major inventory products held at our U.S. domestic locations. The FIFO – the first-in, first-out method – or moving average cost methods apply to the balance of our domestic raw material and product inventories as well as for all material and supply inventories and all foreign inventories. If we used FIFO for all LIFO inventories, our stated inventories would have been higher by $70 million as of June 30, 2017, and $71 million as of December 31, 2016.

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

The carrying amount of our investment in WR-CLP is $33 million at June 30, 2017, and $56 million at December 31, 2016. The change in our investment in WR-CLP during 2017 is due to a $23 million cash return of investment received during second quarter 2017. We record our share of net earnings within "Equity earnings from joint ventures" in our Consolidated Statement of Operations in the period which earnings are recorded by the affiliates. We did not have any equity earnings from joint ventures during second quarter or year-to-date 2017.

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
Changes in our "Deposit from contribution of timberlands to related party" balance during 2017 were as follows:

DOLLAR AMOUNTS IN MILLIONS
Balance at December 31, 2016	$426
Lease payments to Twin Creeks Venture	(9)
Distributions from Twin Creeks Venture	2
Balance at June 30, 2017	$419

NOTE 8: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The components of net periodic benefit costs (credits) are:

	PENSION
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2017	JUNE 2016	JUNE 2017	JUNE 2016
Service cost(1)	$7	$11	$17	$24
Interest cost	66	69	132	137
Expected return on plan assets	(103)	(123)	(205)	(246)
Amortization of actuarial loss	42	40	97	78
Amortization of prior service cost	1	1	2	2
Accelerated pension costs included in Plum Creek merger-related costs (Note 15)	—	—	—	5
Total net periodic benefit cost (credit) - pension	$13	$(2)	$43	$—

(1)
Service cost includes $3 million and $7 million for the quarter and year-to-date ended June 30, 2016, respectively, for employees that were part of our Cellulose Fibers divestitures. These charges are included in our results of discontinued operations.

	OTHER POSTRETIREMENT BENEFITS
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2017	JUNE 2016	JUNE 2017	JUNE 2016
Interest cost	$2	$3	$4	$5
Amortization of actuarial loss	2	2	4	4
Amortization of prior service credit	(2)	(2)	(4)	(4)
Total net periodic benefit cost - other postretirement benefits	$2	$3	$4	$5

On January 1, 2017, we adopted ASU 2017-07, which affects where components of pension and other postretirement costs are presented on the Consolidated Statement of Operations. Refer to Note 1: Basis of Presentation for further information.

FAIR VALUE OF PENSION PLAN ASSETS AND OBLIGATION

We estimate the fair value of pension plan assets based upon the information available during the year-end reporting process. In some cases, primarily private equity funds, the information available consists of net asset values as of an interim date, cash flows between the interim date and the end of the year and market events. We update the year-end estimated fair value of pension plan assets to incorporate year-end net asset values reflected in financial statements received after we have filed our Annual Report on Form 10-K. During second quarter 2017, we recorded an increase in the fair value of the pension assets of $17 million, or less than 1 percent. We also updated our census data that is used to estimate our projected benefit obligation for our pension plans. As a result of that update, during second quarter 2017, we recorded a decrease to the projected benefit obligation of $10 million, or less than 1 percent. The net effect was a $27 million improvement in the funded status compared to December 31, 2016.

EXPECTED CONTRIBUTIONS AND BENEFIT PAYMENTS

In 2017 we expect to:

•	be required to contribute approximately $23 million for our Canadian registered plan;

•	be required to contribute or make benefit payments for our Canadian nonregistered plans of $3 million;

•	make benefit payments of $26 million for our U.S. nonqualified pension plans; and

•	make benefit payments of $21 million for our U.S. and Canadian other postretirement plans.

We do not anticipate making a contribution to our U.S. qualified pension plans for 2017.

NOTE 9: ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2017	DECEMBER 31, 2016
Wages, salaries and severance pay	$118	$178
Pension and other postretirement benefits	48	49
Vacation pay	35	33
Taxes – Social Security and real and personal property	31	20
Interest	118	120
Customer rebates and volume discounts	39	39
Deferred income	64	40
Accrued income taxes	12	139
Product remediation accrual (1)	50	—
Other	70	74
Total	$585	$692

(1)
In the second quarter of 2017, we recorded a $50 million accrual for estimated costs to remediate an issue with certain I-joists coated with our Flak Jacket® Protection product. Refer to Note 12: Legal Proceedings, Commitments and Contingencies for additional details.

NOTE 10: LONG-TERM DEBT AND LINES OF CREDIT

During March 2017, we entered into a new $1.5 billion five-year senior unsecured revolving credit facility that expires in March 2022. This replaced a $1 billion senior unsecured revolving credit facility that was set to expire September 2018. The entire amount is available to Weyerhaeuser Company. Borrowings are at LIBOR plus a spread or at other interest rates mutually agreed upon between the borrower and the lending banks. There were no borrowings or repayments under our revolving credit facility during year-to-date June 30, 2017.

Subsequent to our quarter ended June 30, 2017, but prior to the issuance of these financial statements, we prepaid a $550 million variable-rate term loan originally set to mature in 2020 (2020 term loan). The 2020 term loan was prepaid using available cash as well as borrowing proceeds from a new $225 million variable-rate term loan set to mature in 2026 (2026 term loan). Due to the use of available cash to settle a portion of the 2020 term loan, we have reclassified the related portion ($325 million) of the 2020 term loan outstanding at June 30, 2017, from "Long-term debt" to "Current maturities of long-term debt" on our current period Consolidated Balance Sheet.

NOTE 11: FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values and carrying values of our long-term debt consisted of the following:

	JUNE 30, 2017		DECEMBER 31, 2016
DOLLAR AMOUNTS IN MILLIONS	CARRYING VALUE	FAIR VALUE (LEVEL 2)	CARRYING VALUE	FAIR VALUE (LEVEL 2)
Long-term debt (including current maturities):
Fixed rate	$6,054	$7,142	$6,061	$6,925
Variable rate	550	550	549	550
Total Debt	$6,604	$7,692	$6,610	$7,475

To estimate the fair value of fixed rate long-term debt, we used the following valuation approaches:

•	market approach – based on quoted market prices we received for the same types and issues of our debt; or

•	income approach – based on the discounted value of the future cash flows using market yields for the same type and comparable issues of debt.

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

We have received notification from the Environmental Protection Agency (the EPA) and have acknowledged that we are a potentially responsible party in a portion of the Kalamazoo River Superfund site in southwest Michigan. Our involvement in the remediation site is based on our former ownership of the Plainwell, Michigan mill located within the remediation site. Several other companies also operated upstream pulp mills within the remediation site. We are currently cooperating with the other parties to jointly implement an administrative order issued by the EPA on April 14, 2016, with respect to a portion of the site comprising a stretch of the river approximately 1.7 miles long referred to as the Otsego Township Dam Area. We do not expect to incur material losses related to the implementation of this administrative order; however, we may incur additional costs, as yet not specified, in connection with remediation tasks resulting from other areas of the site. The company, along with others, was named as a defendant by Georgia-Pacific Consumer Products LP, Fort James Corporation and Georgia-Pacific LLC in an action seeking contribution under CERCLA for remediation costs relating to the site. The trial has been concluded but a decision on cost contribution and allocation has not yet been rendered by the Court.

As of June 30, 2017, our total accrual for future estimated remediation costs on the active Superfund sites and other sites for which we are responsible was approximately $47 million. These reserves are recorded in "Accrued liabilities" (current) and "Other liabilities" (noncurrent) on our Consolidated Balance Sheet.

Asset Retirement Obligations

We have obligations associated with the retirement of tangible long-lived assets consisting primarily of reforestation obligations related to forest management licenses in Canada and obligations to close and cap landfills. As of June 30, 2017, our accrued balance for these obligations was $31 million. These obligations are recorded in "Accrued liabilities" (current) and "Other liabilities" (noncurrent) on our Consolidated Balance Sheet. The accruals have not changed materially since the end of 2016.

Some of our sites have materials containing asbestos. We have met our current legal obligation to identify and manage these materials. In situations where we cannot reasonably determine when materials containing asbestos might be removed from the sites, we have not recorded an accrual because the fair value of the obligation cannot be reasonably estimated.

PRODUCT REMEDIATION CONTINGENCY

In July 2017, the company announced it is implementing a solution to address concerns regarding our TJI® Joists with Flak Jacket® Protection product. The company has determined that an odor in certain newly constructed homes is related to a recent formula change to the Flak Jacket coating that included formaldehyde-based resin. This issue is isolated to Flak Jacket product manufactured after December 1, 2016, and does not affect any of the company’s other products. The company also announced it will cover the cost to either remediate or replace affected joists. The estimated range of costs to remediate or replace is $50 million to $60 million. As of June 30, 2017, we have recorded a $50 million reserve for remediation costs. The charge is attributable to our Wood Products segment and was recorded in "Other operating costs (income), net," on the Consolidated Statement of Operations. The related accrual was recorded in "Accrued liabilities" on the Consolidated Balance Sheet.

NOTE 13: CUMULATIVE OTHER COMPREHENSIVE INCOME (LOSS)

Changes in amounts included in our cumulative other comprehensive income (loss) by component are:

		PENSION		OTHER POSTRETIREMENT BENEFITS
DOLLAR AMOUNTS IN MILLIONS	Foreign currency translation adjustments	Actuarial losses	Prior service costs	Actuarial losses	Prior service credits	Unrealized gains on available-for-sale securities	Total
Beginning balance as of December 31, 2016	$232	$(1,651)	$(9)	$(67)	$29	$7	$(1,459)
Other comprehensive income (loss) before reclassifications	11	21	(3)	—	—	1	30
Income taxes	—	(15)	1	—	—	—	(14)
Net other comprehensive income (loss) before reclassifications	11	6	(2)	—	—	1	16
Amounts reclassified from cumulative other comprehensive income (loss)(1)	—	97	2	4	(4)	—	99
Income taxes	—	(33)	(1)	(2)	1	—	(35)
Net amounts reclassified from cumulative other comprehensive income (loss)	—	64	1	2	(3)	—	64
Total other comprehensive income (loss)	11	70	(1)	2	(3)	1	80
Ending balance as of June 30, 2017	$243	$(1,581)	$(10)	$(65)	$26	$8	$(1,379)
(1) Actuarial losses and prior service credits (cost) are components of net periodic benefit costs (credits). See Note 8: Pension and Other Postretirement Benefit Plans.

NOTE 14: SHARE-BASED COMPENSATION

Share-based compensation activity during year-to-date 2017 included the following:

SHARES IN THOUSANDS	Granted	Vested
Restricted Stock Units (RSUs)	763	710
Performance Share Units (PSUs)	348	160

A total of 4.2 million shares of common stock were issued as a result of RSU vesting, PSU vesting and stock option exercises.

RESTRICTED STOCK UNITS

The weighted average fair value of the RSUs granted in 2017 was $32.79. The vesting provisions for RSUs granted in 2017 were as follows:

•	vest ratably over four years;

•	immediately vest in the event of death while employed or disability;

•	continue to vest upon retirement at an age of at least 62, but a portion of the grant forfeits if retirement occurs before the one year anniversary of the grant;

•	continue vesting for one year in the event of involuntary termination when the retirement criteria has not been met; and

•	will forfeit upon termination of employment in all other situations including early retirement prior to age 62.

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

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

We have not granted any stock options or stock appreciation rights during 2017, nor do we expect any grants to occur during the remainder of 2017.

VALUE MANAGEMENT AWARDS

Value Management Awards (VMAs) are relative performance equity incentive awards granted to certain former employees of Plum Creek and assumed by the company in connection with the Plum Creek merger. In accordance with the terms of the merger, all VMAs outstanding on December 31, 2017, will vest at “target” level performance of $100 per unit and will be paid in the first quarter of 2018. The VMAs are classified and accounted for as liabilities, as they will be settled in cash upon vesting. The expense recognized over the remaining performance period will equal the cash value of an award as of the last day of the performance period multiplied by the number of awards that are earned. Expense for VMAs will continue to be recognized over the remaining service period unless a qualifying termination occurs. A qualifying termination of any holder of a VMA award before December 31, 2017, will accelerate vesting and expense recognition in the period that the qualifying termination occurs.

NOTE 15: CHARGES FOR INTEGRATION AND RESTRUCTURING, CLOSURES AND ASSET IMPAIRMENTS

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2017	JUNE 2016	JUNE 2017	JUNE 2016
Integration and restructuring charges related to our merger with Plum Creek:
Termination benefits	$—	$3	$6	$48
Acceleration of share-based compensation and pension related benefits related to qualifying terminations	—	2	—	26
Professional services	2	—	5	39
Other integration and restructuring costs	—	3	3	5
Total integration and restructuring charges related to our merger with Plum Creek	2	8	14	118
Charges related to closures and other restructuring activities:
Termination benefits	1	3	2	3
Other closures and restructuring costs	1	1	1	2
Total charges related to closures and other restructuring activities	2	4	3	5
Impairments of long-lived assets	147	2	147	2
Total charges for integration and restructuring, closures and impairments	$151	$14	$164	$125

INTEGRATION, RESTRUCTURING AND CLOSURES

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

Changes in accrued severance related to restructuring during the year-to-date period ended June 30, 2017, were as follows:

DOLLAR AMOUNTS IN MILLIONS
Accrued severance as of December 31, 2016	$26
Charges	8
Payments	(19)
Accrued severance as of June 30, 2017	$15

Accrued severance is recorded within the "Wages, salaries and severance pay" component of "Accrued liabilities" on our Consolidated Balance Sheet as detailed in Note 9: Accrued Liabilities. The majority of the accrued severance balance as of June 30, 2017, is expected to be paid within one year.

IMPAIRMENTS OF LONG-LIVED ASSETS

The impairment of long-lived assets charge recognized in second quarter 2017, related to the impairment of our Uruguayan timberlands and manufacturing business. On June 2, 2017, our Board of Directors approved an agreement to sell all of the Company's equity in the Uruguayan business to a consortium led by BTG Pactual's Timberland Investment Group (TIG.) As a result of this agreement, the related assets met the criteria to be classified as held for sale. This designation required us to record the related assets at fair value, less an amount of estimated selling costs, and thus recognize a $147 million noncash pretax impairment charge. This amount was recorded in the Timberlands segment. The fair value of the related assets was primarily based on the agreed upon cash purchase price of $403 million. Refer to Note 3: Held for Sale and Discontinued Operations for further details of the related purchase agreement.

NOTE 16: OTHER OPERATING COSTS (INCOME), NET

Other operating costs (income), net:

•	includes both recurring and occasional income and expense items and

•	can fluctuate from year to year.

ITEMS INCLUDED IN OTHER OPERATING COSTS (INCOME), NET

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2017	JUNE 2016	JUNE 2017	JUNE 2016
Gain on disposition of nonstrategic assets (1)	$(2)	$(10)	$(9)	$(46)
Foreign exchange losses (gains), net (2)	—	1	3	(12)
Litigation expense, net	3	18	6	21
Product remediation (3)	50	—	50	—
Other, net	11	(7)	14	(16)
Total other operating costs (income), net	$62	$2	$64	$(53)

(1)
Gain on disposition of nonstrategic assets included a $36 million pretax gain recognized in the first quarter of 2016 on the sale of our Federal Way, Washington headquarters campus. The remaining gains on disposition of nonstrategic assets includes sales such as redundant offices and nurseries.

(2)	Foreign exchange losses (gains) result from changes in exchange rates, primarily related to our Canadian operations.

(3)
In the second quarter of 2017, we recorded a $50 million charge to accrue for estimated costs to remediate an issue with certain I-joists coated with our Flak Jacket® Protection product. Refer to Note 12: Legal Proceedings, Commitments and Contingencies for additional details.

NOTE 17: INCOME TAXES
As a REIT, we generally are not subject to federal corporate level income taxes on REIT taxable income that is distributed to shareholders. We are required to pay corporate income taxes on earnings of our wholly-owned TRSs, which includes our Wood Products segment and portions of our Timberlands and Real Estate & ENR segments' earnings.

The quarterly provision for income taxes is based on the current estimate of the annual effective tax rate. Our 2017 estimated annual effective tax rate for our TRSs is approximately 33 percent, which is lower than the U.S. domestic statutory federal tax rate primarily due to lower foreign tax rates applicable to foreign earnings.

ONGOING IRS MATTER

In connection with the merger with Plum Creek, we acquired equity interests in Southern Diversified Timber, LLC, a timberland joint venture (Timberland Venture) with an affiliate of Campbell Global LLC (TCG Member). On August 31, 2016, the Timberland Venture redeemed TCG Member's interest and became a fully consolidated, wholly-owned subsidiary of Weyerhaeuser.

We received a Notice of Final Partnership Administrative Adjustment (FPAA), dated July 20, 2016, from the Internal Revenue Service (IRS) in regard to Plum Creek’s 2008 U.S. federal income tax treatment of the transaction forming the Timberland Venture. The IRS is asserting that the transfer of the timberlands to the Timberland Venture was a taxable transaction to Plum Creek at the time of the transfer rather than a nontaxable capital contribution. We have filed a petition in the U.S. Tax Court and will vigorously contest this adjustment.

In the event that we are unsuccessful in this tax litigation, we could be required to recognize and distribute gain to shareholders of approximately $600 million and pay built-in gains tax of approximately $100 million. We would also be required to pay interest on both of those amounts, which would be substantial. We expect that as much as 80 percent of any such gain distribution could be made with our common stock, and shareholders would be subject to tax on the distribution at the applicable capital gains tax rate. Alternatively, we could elect to retain the gain and pay corporate-level tax to minimize interest costs to the company.

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

In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, sales realizations, shipment volumes, and net contributions to earnings are based on the quarter and year-to-date period ended June 30, 2017, compared to the quarter and year-to-date period ended June 30, 2016.

ECONOMIC AND MARKET CONDITIONS AFFECTING OUR OPERATIONS

The demand for logs within our Timberlands segment is directly affected by production levels of domestic wood-based building products. The strength of the U.S. housing market strongly affects demand in our Wood Products segment, as does repair and remodeling activity. Our Timberlands segment, specifically the Western region, is also affected by export demand. Japanese housing starts are a key driver of export log demand in Japan.
As published by the U.S. Census Bureau, total housing starts for 2016 were 1.17 million units. In the first half of 2017, housing starts averaged 1.2 million total units on a seasonally adjusted annual basis according to the U.S. Census Bureau. Single family units accounted for 69 percent of total housing starts in the first half of 2017. We continue to expect improving U.S. housing starts and anticipate a level of approximately 1.25 million units in 2017, a 7 percent increase compared to 2016. We attribute this continued improvement primarily to employment growth, improving consumer confidence and historically low mortgage rates.
According to the Joint Center for Housing of Harvard University, the Leading Indicator of Remodeling Activity (LIRA), has increased by 6.9 percent in first half of 2017 and is expected to average just under 6.7 percent year over year for 2017.
U.S. wood product markets advanced in the second quarter of 2017, consistent with growth in homebuilding and remodeling segments, as described above. According to Forest Economic Advisors, LLC (FEA), North American lumber consumption is expected to grow at a 4 to 5 percent rate in 2017. Consistent with this expectation, demand for logs increased with wood products production within our Western region. This coupled with slightly higher market prices in second quarter 2017 drove higher realizations within this region. In the South, log supplies kept pace with increased demand, leaving prices relatively flat year-to-date.
Log inventories in Chinese ports decreased during second quarter 2017 but remained in a reasonable range for the period. Log demand within these ports has strengthened versus previous year levels due to stronger construction activity. In Japan, housing starts for January through May 2017 are up 2.2 percent from the same period last year.
We expect demand from China and Japan in 2017 to be similar to modestly improved from demand experienced in 2016.
Our Real Estate, Energy and Natural Resources segment is affected by the health of the U.S. economy and especially the U.S. housing sector of the economy. According to the Realtors Land Institute of the National Association of Realtors, prices and volumes of rural timber properties sold in 2016 grew 5 percent over 2015 sales. Additionally, sales of these types of properties are expected to grow 3 percent in 2017 when compared to 2016.

SOFTWOOD LUMBER AGREEMENT

We operate a total of 19 softwood lumber mills with a total capacity of 4.9 billion board feet. Three of these mills are located in Canada, produce approximately 900 million board feet annually, and sell products in Canada, Asia, and the U.S.
On April 24, 2017, the U.S. Department of Commerce announced a preliminary determination that it would implement countervailing duties on Canadian softwood lumber shipments to the U.S. The rate applicable to Weyerhaeuser is 19.88 percent and became effective as of April 28, 2017. The U.S. Department of Commerce also announced that retroactive deposits at the 19.88 percent rate will be collected from certain Canadian lumber producers, including Weyerhaeuser, for softwood lumber shipments from Canada to the U.S. during the 90-day period prior to April 28, 2017.
The preliminary countervailing duties are expected to be suspended on August 28, four months after they became effective.  The suspension of the countervailing duties will last until the US International Trade Commission reaches its final determination of injury, which is expected to be in December of this year.

On June 26, 2017, the U.S. Department of Commerce announced a preliminary determination that it would implement anti-dumping duties on Canadian softwood lumber shipments to the U.S. The rate applicable to Weyerhaeuser is 6.87 percent and became effective as of June 30, 2017. The U.S. Department of Commerce also announced that retroactive deposits at the 6.87 percent rate will be collected from certain Canadian lumber producers, including Weyerhaeuser, for softwood lumber shipments from Canada to the U.S. during the 90-day period prior to June 30, 2017.
In second quarter 2017, we recorded an expense of approximately $8 million in our Wood Products segment related to the retroactive countervailing and antidumping duties. We also began expensing the prospective duties as incurred, which as of June 30, 2017 totaled $3 million.

CONSOLIDATED RESULTS

How We Did Second Quarter 2017 and Year-to-Date 2017

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	JUNE 2017	JUNE 2016	2017 VS. 2016	JUNE 2017	JUNE 2016	2017 VS. 2016
Net sales	$1,808	$1,655	$153	$3,501	$3,060	$441
Costs of products sold	1,336	1,271	65	2,608	2,374	234
Operating income	157	248	(91)	450	387	63
Earnings from discontinued operations, net of tax	—	38	(38)	—	58	(58)
Net earnings attributable to Weyerhaeuser common shareholders	24	157	(133)	181	227	(46)
Earnings per share attributable to Weyerhaeuser shareholders, basic and diluted	$0.03	$0.21	$(0.18)	$0.24	$0.33	$(0.09)

Comparing Second Quarter 2017 with Second Quarter 2016

Net sales

Net sales increased $153 million – 9 percent – primarily attributable to the following factors:

•
Wood Products sales to unaffiliated customers increased $147 million – 13 percent – primarily due to increased average sales realizations within our oriented strand board and structural lumber product lines, as well as, increased sales volumes within our engineered solid section and engineered I-joists product lines. Additionally, upon completion of the sales of our former Cellulose Fibers businesses, chips previously sold to Cellulose Fibers are now sales to unaffiliated customers.

•	Real Estate & ENR sales to unaffiliated buyers increased $8 million – 21 percent – primarily attributable to a $7 million increase in ENR sales.
These increases were partially offset by decreased Timberlands sales to unaffiliated customers, which decreased by $2 million – less than 1 percent – primarily due to a decrease in delivered log sales volumes and decreases in Southern and Northern average sales realizations for delivered logs. These decreases in Timberlands were partially offset by an increase in Western Timberlands average sales realizations for delivered logs.

Costs of products sold

Costs of products sold increased $65 million – 5 percent – primarily attributable to the following:

•	Wood Products segment costs of products sold increased $45 million – 5 percent – primarily due to increased sales volumes in several product lines.

•
Intercompany eliminations of costs of products sold decreased $52 million, therefore increasing consolidated cost of products. This reduction in intercompany costs of products sold is primarily due to the completion of the sales of our former Cellulose Fibers businesses. Chips and logs previously sold to Cellulose Fibers are now sales to unaffiliated customers and therefore have related cost of products sold.

These increases to costs of products sold were offset by decreased Timberlands segment costs of products sold, which decreased $33 million –6 percent – primarily due to a 3 percent decrease in sales volumes.

Operating income

Operating income decreased $91 million – 37 percent – primarily attributable to the $147 million noncash impairment charge recognized in relation to the company agreeing to sell its Uruguayan operations, as well as additional other operating costs associated with product remediation ($50 million) and countervailing/antidumping costs ($11 million). Refer to Note 15: Charges for Integration and Restructuring, Closures and Asset Impairments, Softwood Lumber Agreement, and Note 16: Other Operating Costs (Income), Net for further information on these respective topics. Excluding these charges, operating income increased $117 million which is primarily due to increased gross margin, as explained above.

Net earnings attributable to Weyerhaeuser common shareholders

Our net earnings attributable to Weyerhaeuser common shareholders decreased $133 million – 85 percent. Excluding 2016 "Earnings from discontinued operations, net of tax," net earnings attributable to Weyerhaeuser common shareholders decreased $95 million, primarily attributable to decreased operating income, as described above, as well as an increase in "Non-operating pension and other postretirement benefit (costs) credits". These increased costs were partially offset by increased gross margins, as discussed above, as well as reduced "General and administrative expenses."
"Earnings from discontinued operations, net of tax," decreased $38 million as all discontinued operations were sold in 2016.

Comparing Year-to-Date 2017 with Year-to-Date 2016
Net sales

Net sales increased $441 million – 14 percent – primarily attributable to the following factors:

•
Wood Products sales to unaffiliated customers increased $322 million – 15 percent – primarily due to increased average sales realizations within our oriented strand board and structural lumber product lines. Additionally, upon completion of the sales of our former Cellulose Fibers businesses, chips previously sold to Cellulose Fibers are now sales to unaffiliated customers.

•
Timberlands sales to unaffiliated customers increased $97 million – 11 percent – primarily due to an increase in delivered log sales volumes in our Southern and Northern regions, as well as an increase in average sales realizations for delivered logs in our Western region. The increased delivered log sales volumes within the Southern and Northern regions is primarily related to the additional production on lands acquired in our merger with Plum Creek. In addition to the increased sales volumes, Timberlands net sales also increased due to increased recreational lease revenue. This was partially offset by a decrease in Southern and Northern region average sales realizations for delivered logs.

•
Real Estate & ENR sales to unaffiliated buyers increased $22 million – 29 percent – primarily due to increased net energy and natural resources sales attributable to the operations acquired in our merger with Plum Creek. Additionally, our net real estate sales have increased due to higher average price realized per acre.

Costs of products sold

Costs of products sold increased $234 million – 10 percent – primarily attributable to the following:

•	Wood Products segment costs of products sold increased $109 million primarily due to increased sales volumes in most product lines.

•
Intercompany eliminations of costs of products sold decreased $93 million, therefore increasing consolidated cost of products. This reduction in intercompany costs of products sold is primarily due to the completion of the sales of our former Cellulose Fibers businesses. Chips and logs previously sold to Cellulose Fibers are now sales to unaffiliated customers and therefore have related cost of products sold.

•	Timberlands segment costs of products sold increased $27 million, primarily due to the increase in sales volumes, as described above.

Operating income

Operating income increased $63 million – 16 percent – primarily attributable to the increased gross margin, as described above. This increase in gross margin was partially offset by the $147 million noncash impairment charge recognized in relation to the company agreeing to sell its Uruguayan operations as well as additional other operating costs associated with product remediation ($50 million) and countervailing/antidumping costs ($11 million). Refer to Note 15: Charges for Integration and Restructuring, Closures and Asset Impairments, Softwood Lumber Agreement, and Note 16: Other Operating Costs (Income), Net for further information on these respective topics.

Net earnings attributable to Weyerhaeuser common shareholders

Our net earnings attributable to Weyerhaeuser common shareholders decreased $46 million – 20 percent. Excluding 2016 "Earnings from discontinued operations, net of tax," net earnings attributable to Weyerhaeuser common shareholders increased $12 million, primarily attributable to increased gross margins, as described above. These increases were partially offset by the non-recurring charges that occurred during second quarter 2017, as described above. Additionally, we have experienced an increase in "Non-operating pension and other postretirement benefit (costs) credits" and a reduction in "Equity earnings from joint ventures."
"Earnings from discontinued operations, net of tax," decreased $58 million as all discontinued operations were sold in 2016.

TIMBERLANDS

How We Did Second Quarter 2017 and Year-to-Date 2017

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2017	JUNE 2016	2017 VS. 2016	JUNE 2017	JUNE 2016	2017 VS. 2016
Net sales to unaffiliated customers:
Delivered logs(1):
West	$227	$232	$(5)	$452	$447	$5
South	148	154	(6)	296	255	41
North	16	19	(3)	43	32	11
Other	11	7	4	31	14	17
Subtotal delivered logs sales	402	412	(10)	822	748	74
Stumpage and pay-as-cut timber	17	23	(6)	29	38	(9)
Uruguay operations(2)	21	21	—	40	37	3
Recreational and other lease revenue	15	8	7	29	14	15
Other	14	7	7	35	21	14
Subtotal net sales to unaffiliated customers	469	471	(2)	955	858	97
Intersegment sales:
United States	126	153	(27)	256	297	(41)
Other	37	40	(3)	109	118	(9)
Subtotal intersegment sales	163	193	(30)	365	415	(50)
Total sales	$632	$664	$(32)	$1,320	$1,273	$47
Costs of products sold	$476	$509	$(33)	$995	$968	$27
Operating income and Net contribution to earnings	$(12)	$125	$(137)	$136	$254	$(118)

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

(2)
Includes logs, plywood and hardwood lumber harvested or produced by our international operations in Uruguay. On June 2, 2017, we agreed to sell all of our equity interest in the subsidiaries that collectively own and operate our Uruguayan timberlands and manufacturing business. The held for sale designation of the assets and liabilities of the Uruguayan business caused us to record a $147 million impairment within the Timberlands business segment during second quarter 2017. Refer to Note 2: Business Segments as well as Note 3: Held for Sale and Discontinued Operations for further information.

Comparing Second Quarter 2017 with Second Quarter 2016

Net sales – unaffiliated customers

Net sales to unaffiliated customers decreased $2 million – less than 1 percent – primarily due to:

•	a $6 million decrease in Southern log sales as a result of a 3 percent decrease in average sales realizations for delivered logs and a 1 percent decrease in delivered logs sales volumes.

•
a $5 million decrease in Western log sales, primarily attributable to a 9 percent decrease in delivered logs sales volumes. This decrease was partially offset by a 8 percent increase in average sales realizations for delivered logs. The increase in realizations is primarily due to the mix of delivered logs sold.

•	a $3 million decrease in Northern log sales, primarily attributable to a 13 percent decrease in delivered logs sales volumes and a 3 percent decrease in average sales realizations for delivered logs.
These decreases were partially offset by:

•	a $4 million increase in Other delivered logs, primarily attributable to increases in delivered logs sales volumes offset by decreases in average sales realizations.

•	an $8 million increase, primarily attributable to a $14 million increase in recreational lease revenue and other products revenue, offset by a $6 million decrease in stumpage and pay-as-cut revenue.

Intersegment sales

Intersegment sales decreased $30 million – 16 percent – due to a decrease in chip and log intersegment sales, which were previously sold to our Cellulose Fibers business segment.

Costs of products sold

Costs of products sold decreased $33 million – 6 percent – primarily due to a 3 percent decrease in sales volumes.

Operating income and Net contribution to earnings

Operating income and Net contribution to earnings decreased $137 million – 110 percent – primarily attributable to the $147 million noncash pretax impairment charge recognized in relation to the Uruguayan sale agreement (refer to Note 3: Held for Sale and Discontinued Operations). This was partially offset by a $9 million decrease in "General and administrative expenses."

Comparing Year-to-Date 2017 with Year-to-Date 2016

Net sales - unaffiliated customers

Net sales to unaffiliated customers increased $97 million – 11 percent – primarily due to:

•
a $41 million increase in Southern log sales, attributable to a 20 percent increase in delivered logs sales volumes offset by a 4 percent decrease in average sales realizations. The change in Southern log sales is primarily related to additional production from legacy Plum Creek operations. Results for year-to-date 2016 included only four months of legacy Plum Creek sales, as opposed to a full six months of operations included in year-to-date 2017.

•
an $11 million increase in Northern log sales, attributable to a 41 percent increase in delivered logs sales volumes offset by a 3 percent decrease in average sales realizations. The change in Northern log sales is primarily due to production in regions in which timberlands were acquired during the Plum Creek merger. Results for year-to-date 2016 included only four months of production from these timberlands, as opposed to a full six months of operations included in year-to-date 2017.

•
a $5 million increase in Western log sales, attributable to a 6 percent increase in average sales realizations on delivered logs, offset by a 4 percent decrease in delivered logs volumes. The increase in realizations is primarily due to the mix of delivered logs sold.

•	a $17 million increase in Other delivered logs, primarily attributable to increases in delivered logs sales volumes offset by decreases in average sales realizations on delivered logs.

•
a $23 million increase in other net sales, primarily attributable to a $15 million increase in recreational lease revenue and a $14 million increase in other products revenue, offset by a $9 million decrease in stumpage and pay-as-cut revenue.

Intersegment sales

Intersegment sales decreased $50 million – 12 percent – due to a decrease in chip and log intersegment sales, which were previously sold to our Cellulose Fibers business segment.

Costs of products sold

Costs of products sold increased $27 million – 3 percent – primarily due to the increase in sales volumes, as described above.

Operating income and Net contribution to earnings

Operating income and Net contribution to earnings decreased $118 million – 46 percent – primarily attributable to the $147 million noncash pretax impairment charge recognized in relation to the Uruguayan sale agreement (refer to Note 3: Held for Sale and Discontinued Operations). The impairment charge was partially offset by the changes in net sales and costs of products sold as explained above.

THIRD-PARTY LOG SALES VOLUMES AND FEE HARVEST VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS (1)(2)	JUNE 2017	JUNE 2016	2017 VS. 2016	JUNE 2017	JUNE 2016	2017 VS. 2016
Third party log sales – tons:
West	2,143	2,363	(220)	4,300	4,496	(196)
South	4,285	4,340	(55)	8,578	7,121	1,457
North	253	292	(39)	707	502	205
Uruguay	96	89	7	186	235	(49)
Other	292	169	123	802	338	464
Total	7,069	7,253	(184)	14,573	12,692	1,881
Fee harvest volumes – tons:
West	2,652	2,980	(328)	5,309	5,781	(472)
South	6,473	7,061	(588)	12,846	12,091	755
North	383	454	(71)	1,005	714	291
Uruguay	319	248	71	584	547	37
Other	444	181	263	815	181	634
Total	10,271	10,924	(653)	20,559	19,314	1,245

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

(2)	Western logs are primarily transacted in thousand board feet (MBF) but are converted to ton equivalents for external reporting purposes.

REAL ESTATE, ENERGY AND NATURAL RESOURCES

How We Did Second Quarter 2017 and Year-to-Date 2017

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2017	JUNE 2016	2017 VS. 2016	JUNE 2017	JUNE 2016	2017 VS. 2016
Net sales to unaffiliated buyers:
Real estate	$27	$26	$1	64	56	8
Energy and natural resources	19	12	7	35	21	14
Total	$46	$38	$8	$99	$77	$22
Costs of products sold	$16	$19	$(3)	$36	$39	$(3)
Operating income and Net contribution to earnings	$23	$12	$11	$49	$27	$22

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

Comparing Second Quarter 2017 with Second Quarter 2016

Net sales - Unaffiliated buyers

Net sales to unaffiliated buyers increased $8 million – 21 percent – primarily attributable to a $7 million increase in net energy and natural resources sales.

Costs of products sold

Costs of products sold decreased $3 million – 16 percent – attributable to lower basis of real estate sold, which is attributable to the mix of properties sold.

Operating income and Net contribution to earnings

Operating income and Net contribution to earnings for the quarter increased $11 million – 92 percent – primarily attributable to increased gross margin as explained above.

Comparing Year-to-Date 2017 with Year-to-Date 2016

Net sales - Unaffiliated buyers

Net sales to unaffiliated buyers increased $22 million – 29 percent – attributable to:

•	Net energy and natural resources sales increased $14 million – 67 percent – due primarily to increases in sales volumes attributable to the operations acquired in our merger with Plum Creek.

•
Net real estate sales increased $8 million – 14 percent – attributable to an increase in average price realized per acre due to mix of properties sold. This increase was partially offset by decreases in volume of acres sold.

Costs of products sold

Costs of products sold decreased $3 million – 8 percent – attributable to lower basis of real estate sold, which is attributable to the mix of properties sold. This decrease was partially offset by increased costs of products sold in Energy and natural resources, attributable to increased ENR sales volumes.

Operating income and Net contribution to earnings

Operating income and Net contribution to earnings increased $22 million – 81 percent – primarily attributable to increased gross margin as explained above.

REAL ESTATE SALES STATISTICS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
	JUNE 2017	JUNE 2016	2017 VS. 2016	JUNE 2017	JUNE 2016	2017 VS. 2016
Acres sold	10,003	10,020	(17)	23,260	25,245	(1,985)
Average price per acre	$2,714	$2,555	$159	$2,537	$2,210	$327

WOOD PRODUCTS

How We Did Second Quarter 2017 and Year-to-Date 2017

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2017	JUNE 2016	2017 VS. 2016	JUNE 2017	JUNE 2016	2017 VS. 2016
Net sales:
Structural lumber	$538	$498	$40	$1,016	$917	$99
Engineered solid section	130	115	15	247	224	23
Engineered I-joists	85	73	12	158	139	19
Oriented strand board	225	182	43	428	345	83
Softwood plywood	47	50	(3)	91	85	6
Medium density fiberboard	51	47	4	98	64	34
Other products produced	68	42	26	138	91	47
Complementary building products	149	139	10	271	260	11
Total	$1,293	$1,146	$147	$2,447	$2,125	$322
Costs of products sold	$1,002	$957	$45	$1,928	$1,819	$109
Operating income and Net contribution to earnings	$177	$156	$21	$349	$243	$106

Comparing Second Quarter 2017 with Second Quarter 2016

Net sales

Net sales increased $147 million – 13 percent – primarily due to:

•	a $43 million increase in oriented strand board sales, attributable to a 23 percent increase in average sales realizations.

•	a $40 million increase in lumber sales, attributable to a 11 percent increase in average sales realizations, partially offset by a 2 percent decrease in sales volumes.

•
a $26 million increase in other products produced, primarily attributable to increased chip sales, which were previously sold to our former Cellulose Fibers segment and were intersegment sales during second quarter 2016. Upon completion of the sales of our former Cellulose Fibers businesses, chips previously sold to Cellulose Fibers are sales to unaffiliated customers.

•	a $15 million increase in engineered solid section, attributable to a 10 percent increase in sales volumes and a 3 percent increase in average sales realizations.

•	a $12 million increase in engineered I-joists, attributable to a 14 percent increase in sales volumes and a 3 percent increase in average sales realizations.

Costs of products sold

Costs of products sold increased $45 million – 5 percent – primarily due to increased sales volumes in several product lines, as explained above.

Operating income and Net contribution to earnings

Operating income and Net contribution to earnings increased $21 million – 13 percent – primarily attributable to increased gross margin, as explained above. This increase is partially offset by increased Other operating costs, net related to retroactive and prospective countervailing and antidumping duties and product remediation costs. Refer to Softwood Lumber Agreement and Note 16: Other Operating Costs (Income), Net for further information on these respective topics.

Comparing Year-to-Date 2017 with Year-to-Date 2016

Net sales

Net sales increased $322 million – 15 percent – primarily due to:

•	a $99 million increase in lumber sales, attributable to a 12 percent increase in average sales realizations, partially offset by a 1 percent decrease in sales volumes.

•	a $83 million increase in oriented strand board sales, attributable to a 23 percent increase in average sales realizations.

•
a $47 million increase in other products produced, primarily attributable to increased chip sales, which were previously sold to our former Cellulose Fibers segment and were intersegment sales during year-to-date 2016. Upon completion of the sales of our former Cellulose Fibers businesses, chips previously sold to Cellulose Fibers are sales to unaffiliated customers.

•
a $34 million increase in medium density fiberboard sales, attributable to a full year-to-date of legacy Plum Creek operations in 2017 versus a partial year-to-date in 2016 and a 7 percent increase in average sales realizations.

Costs of products sold

Costs of products sold increased $109 million – 6 percent – primarily due to increased sales volumes in most product lines, as explained above.

Operating income and Net contribution to earnings

Operating income and Net contribution to earnings increased $106 million – 44 percent – primarily attributable to increased gross margin, as explained above. This increase is partially offset by increased Other operating costs, attributable to retroactive and prospective countervailing and antidumping duties and product remediation costs. Refer to Softwood Lumber Agreement and Note 16: Other Operating Costs (Income), Net for further information on these respective topics.

THIRD-PARTY SALES VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS(1)	JUNE 2017	JUNE 2016	2017 VS. 2016	JUNE 2017	JUNE 2016	2017 VS. 2016
Structural lumber – board feet	1,218	1,249	(31)	2,376	2,401	(25)
Engineered solid section – cubic feet	6.6	6.0	0.6	12.8	11.5	1.3
Engineered I-joists – lineal feet	57	50	7	106	94	12
Oriented strand board – square feet (3/8”)	764	761	3	1,533	1,520	13
Softwood plywood – square feet (3/8”)	123	131	(8)	241	241	—
Medium density fiberboard – square feet (3/4”)	60	60	—	119	83	36

(1)	Sales volumes include sales of internally produced products and products purchased for resale primarily through our distribution business.

PRODUCTION AND OUTSIDE PURCHASE VOLUMES

Outside purchase volumes are primarily purchased for resale through our distribution business. Production volumes are produced for sale through our own sales organizations and through our distribution business. Production of oriented strand board and engineered solid section are also used to manufacture engineered I-joists.

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS	JUNE 2017	JUNE 2016	2017 VS. 2016	JUNE 2017	JUNE 2016	2017 VS. 2016
Structural lumber – board feet:
Production	1,146	1,205	(59)	2,298	2,334	(36)
Outside purchase	51	72	(21)	100	128	(28)
Total	1,197	1,277	(80)	2,398	2,462	(64)
Engineered solid section – cubic feet:
Production	6.6	5.9	0.7	12.9	11.5	1.4
Outside purchase	1.0	—	1.0	1.0	—	1.0
Total	7.6	5.9	1.7	13.9	11.5	2.4
Engineered I-joists – lineal feet:
Production	53	46	7	103	92	11
Outside purchase	4	3	1	6	4	2
Total	57	49	8	109	96	13
Oriented strand board – square feet (3/8”):
Production	754	733	21	1,512	1,482	30
Outside purchase	106	102	4	204	159	45
Total	860	835	25	1,716	1,641	75
Softwood plywood – square feet (3/8”):
Production	99	111	(12)	196	199	(3)
Outside purchase	22	24	(2)	41	44	(3)
Total	121	135	(14)	237	243	(6)
Medium density fiberboard – square feet (3/4"):
Production	63	62	1	119	87	32
Outside purchase	—	—	—	—	—	—
Total	63	62	1	119	87	32

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

NET CONTRIBUTION TO EARNINGS – UNALLOCATED ITEMS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2017	JUNE 2016	2017 VS. 2016	JUNE 2017	JUNE 2016	2017 VS. 2016
Unallocated corporate function expense	$(17)	$(24)	$7	$(36)	$(41)	$5
Unallocated share-based compensation	—	1	(1)	(6)	(1)	(5)
Unallocated pension service costs	—	—	—	(2)	(2)	—
Foreign exchange gain (loss)	—	1	(1)	(3)	14	(17)
Elimination of intersegment profit in inventory and LIFO	(3)	(2)	(1)	(9)	(8)	(1)
Gains on sales of non-strategic assets	1	8	(7)	4	44	(40)
Charges for integration and restructuring, closures and asset impairments:
Plum Creek merger- and integration-related costs	(2)	(8)	6	(14)	(118)	104
Other restructuring, closures, and asset impairments	—	(1)	1	—	(1)	1
Other	(10)	(20)	10	(18)	(24)	6
Operating income (loss)	(31)	(45)	14	(84)	(137)	53
Equity earnings from joint venture(1)	—	7	(7)	—	12	(12)
Non-operating pension and other postretirement benefit (costs) credits (2)	(8)	10	(18)	(30)	24	(54)
Interest income and other	9	10	(1)	18	19	(1)
Net contribution to earnings	$(30)	$(18)	$(12)	$(96)	$(82)	$(14)

(1)	The quarter and year-to-date period ended 2016 includes equity earnings from our Timberland Venture, which effective August 31, 2016, is consolidated as a wholly-owned subsidiary.

(2)
During first quarter 2017 we adopted ASU 2017-07, which requires us to show components of pension and other postretirement benefit costs (interest, expected return on plan assets, amortization of actuarial gains or losses, and amortization of prior service credits or costs) on the Consolidated Statement of Operations as a line item outside of operating income. We reclassified these components for all periods shown above. Refer to Note 1: Basis of Presentation for further details.

Comparing Second Quarter 2017 with Second Quarter 2016

Changes in Unallocated Items were primarily related to:

•	charges related to our merger with Plum Creek decreased $6 million. Refer to Note 15: Charges for Integration and Restructuring, Closures and Asset Impairments.

•
an $18 million increase in expense related to "Non-operating pension and other postretirement benefit (costs) credits" due to a decrease in the expected return on our plan assets and an increase in the amortization of actuarial losses.

Comparing Year-to-Date 2017 with Year-to-Date 2016

Changes in Unallocated Items were primarily related to:

•	charges related to our merger with Plum Creek decreased $104 million. Refer to Note 15: Charges for Integration and Restructuring, Closures and Asset Impairments.

•
an increase in expense related to "Non-operating pension and other postretirement benefit (costs) credits" due to a decrease in the expected return on our plan assets and an increase in the amortization of actuarial losses – $54 million.

•
a pretax gain recognized in first quarter 2016 related to the sale of our Federal Way, Washington headquarters campus, which is recorded in "Other operating costs (income), net" in our Consolidated Statement of Operations – $36 million.

•	a change from a gain year-to-date 2016 to a loss year-to-date 2017 on foreign exchange primarily related to debt held by our Canadian entity – $17 million.

•
a decrease in equity earnings from our joint venture – $12 million. As of August 31, 2016, the Timberland Venture became a fully consolidated, wholly owned subsidiary and therefore eliminated our equity method investment at that time. Refer to Note 17: Income Taxes for further information.

INTEREST EXPENSE

Our interest expense, net of capitalized interest incurred was:

•	$100 million for the second quarter 2017 and $199 million for year-to-date 2017; and

•	$114 million for the second quarter 2016 and $209 million for year-to-date 2016.

Interest expense decreased $14 million compared to second quarter 2016 and $10 million compared to year-to-date 2016 primarily due to the decreased average outstanding debt in 2017 versus 2016. During first quarter 2016, we entered into two term loans totaling $2.5 billion, both of which were paid in full and terminated in fourth quarter 2016. As such, only the results for 2016 included interest incurred on these loans.

INCOME TAXES

Our provision for income taxes for our continuing operations was:

•	$34 million for the second quarter 2017 and $58 million year-to-date 2017; and

•	$31 million for the second quarter 2016 and $42 million year-to-date 2016.

Our provision for income taxes is primarily driven by earnings generated by our taxable REIT subsidiaries. Overall performance results for our business segments can be found in Consolidated Results.

Refer to Note 17: Income Taxes for additional information.

LIQUIDITY AND CAPITAL RESOURCES

We are committed to maintaining an appropriate capital structure that enables us to:

•	protect the interests of our shareholders and lenders; and

•	maintain access to all major financial markets.

CASH FROM OPERATIONS

Consolidated net cash provided by our operations was:

•	$524 million for year-to-date 2017; and

•	$539 million for year-to-date 2016.

Comparing Year-to-Date 2017 with Year-to-Date 2016

Net cash provided by our operations decreased $15 million, primarily due to:

•	decreased operating cash flows from discontinued operations of $134 million and

•	an increase in cash paid for income taxes of $131 million.

These decreases were partially offset by increased cash flows from our business segments of $238 million. See Performance Measures for our Adjusted EBITDA by segment.

CASH FROM INVESTING ACTIVITIES

Consolidated net cash provided by (used in) investing activities was:

•	($106 million) for year-to-date 2017; and

•	$374 million for year-to-date 2016.

Comparing Year-to-Date 2017 with Year-to-Date 2016

Net cash from investing activities decreased $480 million, primarily due to the following non-recurring cash inflows that occurred in 2016:

•	$440 million of proceeds from contribution of timberlands to the Twin Creeks Venture; and

•	$70 million of proceeds from the sale of our Federal Way, Washington headquarters campus.
These decreases were partially offset by a $12 million decrease in capital expenditures.

Summary of Capital Spending by Business Segment

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2017	JUNE 2016
Timberlands	$55	$51
Real Estate & ENR	1	1
Wood Products	105	81
Unallocated Items	1	7
Discontinued operations	—	34
Total	$162	$174

We expect our net capital expenditures for 2017 to be $435 million, which is comparable to 2016 capital spending for continuing operations. The amount we spend on capital expenditures could change due to:

•	capital allocation priorities,

•	future economic conditions,

•	environmental regulations,

•	changes in the composition of our business,

•	weather and

•	timing of equipment purchases.

CASH FROM FINANCING ACTIVITIES

Consolidated net cash used in financing activities was:

•	$393 million for year-to-date 2017; and

•	$1,433 million for year-to-date 2016.

Comparing Year-to-Date 2017 with Year-to-Date 2016

Net cash used in financing activities decreased $1,040 million primarily due to the following:

•	a $1.6 billion decrease in cash paid to repurchase common shares;

•	repayment of Plum Creek's line of credit and term loan outstanding at the merger date in 2016 in the amount of $720 million; and

•	an $11 million decrease in cash dividends paid on preference shares.

These were offset by $1.4 billion of cash proceeds from term loan credit facility borrowings subsequent to the merger date during first quarter 2016 and an increase of $69 million in cash proceeds from exercise of stock options.

Lines of Credit

During March 2017, we entered into a new $1.5 billion five-year senior unsecured revolving credit facility that expires in March 2022. This replaces a $1 billion senior unsecured revolving credit facility that was set to expire September 2018. Refer to Note 10: Long-Term Debt and Lines of Credit for further information.

Debt Covenants

As of June 30, 2017, Weyerhaeuser Company was in compliance with its debt covenants. There have been no significant changes during second quarter 2017 to the debt covenants presented in our 2016 Annual Report on Form 10-K for our existing long-term debt instruments.

Term Loan Prepayment and Replacement

Subsequent to our quarter ended June 30, 2017, but prior to the issuance of these financial statements, we have prepaid a $550 million variable-rate term loan originally set to mature in 2020 (2020 term loan). The 2020 term loan was prepaid using available cash as well as borrowing proceeds from a new $225 million variable-rate term loan set to mature in 2026 (2026 term loan). Due to the use of available cash to settle a portion of the 2020 term loan, we have reclassified the related portion ($325 million) of the 2020 term loan outstanding at June 30, 2017, from "Long-term debt" to "Current maturities of long-term debt" on our current period Consolidated Balance Sheet. For more information about the new term loan, see Other Information.

Option Exercises

We received cash proceeds from the exercise of stock options of:

•	$81 million in 2017; and

•	$12 million in 2016.

Our average stock price was $33.10 and $28.78 for year-to-date 2017 and 2016, respectively.

Paying Dividends and Repurchasing Stock

We paid cash dividends on common shares of:

•	$466 million in 2017; and

•	$469 million in 2016.

The decrease in dividends paid is due to decreased common shares outstanding at the dividend record dates.

The 2016 Share Repurchase Authorization was approved in November 2015 by our Board of Directors and authorized management to repurchase up to $2.5 billion of outstanding shares. During second quarter 2017, we did not repurchase any shares. As of June 30, 2017, we had remaining authorization of $500 million for future stock repurchases.

We record share repurchases upon trade date as opposed to the settlement date when cash is disbursed. We record a liability to account for repurchases that have not been cash settled. There were no unsettled repurchases as of June 30, 2017.

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

ADJUSTED EBITDA BY SEGMENT

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2017	JUNE 2016	2017 VS. 2016	JUNE 2017	JUNE 2016	2017 VS. 2016
Adjusted EBITDA by Segment:
Timberlands	$222	$220	$2	$464	$419	$45
Real Estate & ENR	37	28	9	80	62	18
Wood Products	274	189	85	481	306	175
	533	437	96	1,025	787	238
Unallocated Items	(27)	(24)	(3)	(65)	(38)	(27)
Adjusted EBITDA	$506	$413	$93	$960	$749	$211

We reconcile Adjusted EBITDA by segment to "Net earnings" for the consolidated company and to "Operating income" for the business segments, as those are the most directly comparable U.S. GAAP measures for each. The table below reconciles Adjusted EBITDA for the quarter ended June 30, 2017:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$24
Earnings from discontinued operations, net of income taxes					—
Interest expense, net of capitalized interest					100
Income taxes					34
Net contribution to earnings	$(12)	$23	$177	$(30)	$158
Equity earnings from joint ventures	—	—	—	—	—
Non-operating pension and other postretirement benefit costs (credits)	—	—	—	8	8
Interest income and other	—	—	—	(9)	(9)
Operating income (loss)	(12)	23	177	(31)	157
Depreciation, depletion and amortization	87	4	36	2	129
Basis of real estate sold	—	10	—	—	10
Unallocated pension service costs	—	—	—	—	—
Special items(1)	147	—	61	2	210
Adjusted EBITDA	$222	$37	$274	$(27)	$506

(1)
Special items include: $147 million of impairment charges related to our Uruguayan operations; $50 million of product remediation; $11 million of retroactive and prospective countervailing and antidumping duties; and $2 million of Plum Creek merger-related costs.

The table below reconciles Adjusted EBITDA for the quarter ended June 30, 2016:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$168
Earnings from discontinued operations, net of income taxes					(38)
Interest expense, net of capitalized interest					114
Income taxes					31
Net contribution to earnings	$125	$12	$156	$(18)	$275
Equity earnings from joint ventures	—	—	—	(7)	(7)
Non-operating pension and other postretirement benefit costs (credits)	—	—	—	(10)	(10)
Interest income and other	—	—	—	(10)	(10)
Operating income (loss)	125	12	156	(45)	248
Depreciation, depletion and amortization	95	3	33	2	133
Basis of real estate sold	—	13	—	—	13
Unallocated pension service costs	—	—	—	—	—
Special items(1)	—	—	—	19	19
Adjusted EBITDA	$220	$28	$189	$(24)	$413

(1)	Special items include: $8 million of Plum Creek merger-related costs and $11 million of legal expense.

The table below reconciles Adjusted EBITDA for the year-to-date period ended June 30, 2017:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$181
Earnings from discontinued operations, net of income taxes					—
Interest expense, net of capitalized interest					199
Income taxes					58
Net contribution to earnings	$136	$49	$349	$(96)	$438
Equity earnings from joint ventures	—	—	—	—	—
Non-operating pension and other postretirement benefit costs (credits)	—	—	—	30	30
Interest income and other	—	—	—	(18)	(18)
Operating income (loss)	136	49	349	(84)	450
Depreciation, depletion and amortization	181	7	71	3	262
Basis of real estate sold	—	24	—	—	24
Unallocated pension service costs	—	—	—	2	2
Special items(1)	147	—	61	14	222
Adjusted EBITDA	$464	$80	$481	$(65)	$960

(1)
Special items include: $147 million of impairment charges related to our Uruguayan operations; $50 million of product remediation; $11 million of retroactive and prospective countervailing and antidumping duties; and $14 million of Plum Creek merger-related costs.

The table below reconciles Adjusted EBITDA for the year-to-date period ended June 30, 2016:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$249
Earnings from discontinued operations, net of income taxes					(58)
Interest expense, net of capitalized interest					209
Income taxes					42
Net contribution to earnings	$254	$27	$243	$(82)	$442
Equity earnings from joint ventures	—	—	—	(12)	(12)
Non-operating pension and other postretirement benefit costs (credits)	—	—	—	(24)	(24)
Interest income and other	—	—	—	(19)	(19)
Operating income (loss)	254	27	243	(137)	387
Depreciation, depletion and amortization	165	5	63	4	237
Basis of real estate sold	—	30	—	—	30
Unallocated pension service costs	—	—	—	2	2
Special items(1)	—	—	—	93	93
Adjusted EBITDA	$419	$62	$306	$(38)	$749

(1)     Special items include: $118 million of Plum Creek merger-related costs, $36 million gain on sale of non-strategic assets, and $11 million of legal expense.

CRITICAL ACCOUNTING POLICIES

There have been no significant changes during second quarter 2017 to our critical accounting policies presented in our 2016 Annual Report on Form 10-K.

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

SUMMARY OF LONG-TERM INDEBTEDNESS PRINCIPAL OBLIGATIONS AS OF JUNE 30, 2017

DOLLAR AMOUNTS IN MILLIONS
	2017	2018	2019	2020	2021	THEREAFTER	TOTAL	FAIR VALUE
Fixed-rate debt (1)	$281	$62	$500	$—	$719	$4,450	$6,012	$7,142
Average interest rate	6.95%	7.00%	7.38%	—%	5.60%	6.39%	5.74%	N/A
Variable-rate debt (1) (2)	$—	$—	$—	$550	$—	$—	$550	$550
Average interest rate	—%	—%	—%	2.84%	—%	—%	2.84%	N/A

(1) Excludes $42 million of unamortized discounts, capitalized debt expense and fair value step-up (related to Plum Creek merger).

(2) Variable-rate debt matures in 2020. However, as noted in Note 10: Long-Term Debt and Lines of Credit, a portion of the $550 million has been reclassified to "Current maturities of long-term debt" as of June 30, 2017 due to prepayment of this term loan in July 2017. Refer to Note 10: Long-term Debt and Lines of Credit for further details of this prepayment.

CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The company’s principal executive officer and principal financial officer have concluded that the company’s disclosure controls and procedures were effective as of June 30, 2017, based on an evaluation of the company’s disclosure controls and procedures as of that date.

CHANGES IN INTERNAL CONTROLS

During 2017, we integrated the acquired Plum Creek operations into our overall internal controls over financial reporting.

Except as described above, no changes occurred in the company’s internal control over financial reporting during second quarter 2017 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

LEGAL PROCEEDINGS

Refer to “Notes to Consolidated Financial Statements – Note 12: Legal Proceedings, Commitments and Contingencies.”

RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our 2016 Annual Report on Form 10-K.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no share repurchases during the second quarter and year-to-date 2017. Refer to “Notes to Consolidated Financial Statements – Note 5: Net Earnings Per Share” for further information regarding our Share Repurchase Authorization.

DEFAULTS UPON SENIOR SECURITIES

None.

MINE SAFETY DISCLOSURES

Not applicable.

OTHER INFORMATION

The disclosure set forth below is provided pursuant to Items 1.01 and 2.03 of Form 8-K.

Term Loan Agreement

On July 24, 2017, Weyerhaeuser Company (Company or Weyerhaeuser) entered into a Term Loan Agreement (New Term Loan Agreement) with Northwest Farm Credit Services, PCA, as Administrative Agent, and the lenders party thereto, which provides for a $225 million senior unsecured term loan that will mature in July 2026. Along with cash on hand of the Company, the funds borrowed under the New Term Loan Agreement were used to prepay the Company’s existing $550 million term loan under the credit agreement dated as of September 13, 2013, by and among Weyerhaeuser, CoBank, ACB, as Administrative Agent, and the lenders party thereto (2013 Term Credit Agreement). The borrowing under the New Term Loan Agreement will bear interest, at Weyerhaeuser’s option, at a floating rate based on LIBOR or a Base Rate (as defined in the New Term Loan Agreement) plus a spread that will vary depending upon the credit rating assigned to Weyerhaeuser’s long-term senior unsecured debt from time to time.

Weyerhaeuser Covenants

Under the New Term Loan Agreement, key covenants relating to Weyerhaeuser include requirements to maintain:

•	a minimum defined total adjusted shareholders' equity of $3.0 billion, and

•	a funded debt ratio (defined total funded indebtedness divided by defined total adjusted shareholders' equity plus defined total funded indebtedness) of not more than 65%.

The New Term Loan Agreement contains other covenants customary for a borrower with Weyerhaeuser’s credit rating. These include covenants that place limitations on Weyerhaeuser’s ability to incur secured debt, enter into certain sale and leaseback transactions, merge or sell all or substantially all of its assets or fundamentally change its business.

Amendment to Installment Note

Reference is made to that certain Assumption and Amendment Agreement dated as of April 28, 2016, by and among Plum Creek Timberlands, L.P., Weyerhaeuser and MeadWestvaco Timber Note Holding Company II, L.L.C., including the Amended and Restated Installment Note dated December 16, 2013, as amended as of April 28, 2016, that is attached as Annex A thereto (Installment Note). Pursuant to Sections 2.01 and 3.01 of Appendix A to the Installment Note, the affirmative and negative covenants set forth in the 2013 Term Credit Agreement or, as applicable, any Replacement Credit Agreement (as defined in the Installment Note) are incorporated by reference into the Installment Note. The New Term Loan Agreement is a Replacement Credit Agreement; therefore, effective upon the execution of the New Term Loan Agreement, the affirmative and negative covenants set forth in the New Term Loan Agreement replaced such provisions from the 2013 Term Credit Agreement and became incorporated by reference into the Installment Note.

Claim Agreement

In connection with the New Term Loan Agreement, Weyerhaeuser NR Company (WNR), a wholly owned subsidiary of Weyerhaeuser, and Weyerhaeuser entered into a claim agreement pursuant to which the lenders under the New Term Loan Agreement will have claims enforceable against WNR for payment of obligations under the New Term Loan Agreement to the same extent that holders of certain debt securities issued by Weyerhaeuser have successfully asserted claims, if any, enforceable against WNR for the payment of such debt securities by reason of any assumption agreement entered into between WNR and Weyerhaeuser pursuant to which WNR assumed the performance of payment obligations of Weyerhaeuser in respect of such debt securities.

The foregoing description of the New Term Loan Agreement and the related matters, including the effect of the New Term Loan Agreement on the Installment Note, is a general description only, does not purport to be complete and is qualified in its entirety by reference to the New Term Loan Agreement and the Installment Note, which are filed with this quarterly report as Exhibit 10.1 and 4.1, respectively and are incorporated into this quarterly report by reference. The New Term Loan Agreement contains representations and warranties that Weyerhaeuser made to the lenders that are party to the New Term Loan Agreement as of a specific date. The assertions embodied in those representations and warranties were made solely for purposes of the contractual agreements between the parties to the New Term Loan Agreement and may be subject to important qualifications and limitations to which the parties agreed in connection with negotiating the New Term Loan Agreement. Moreover, some of those representations and warranties may not be accurate or complete as of any specified date, may be subject to a contractual standard of materiality different from those generally applicable to investors, or may have been used for the purpose of allocating risk between the parties rather than establishing matters as fact. For the foregoing reasons, investors should not rely on the representations and warranties contained in the New Term Loan Agreement as statements or representations of factual information.

Certain of the lenders and their respective affiliates have, from time to time, performed, and may in the future perform, various commercial banking and general financing services for the Company for which they received or will receive customary fees and reimbursement for related expenses.

EXHIBITS

4.1
Assumption and Amendment Agreement and Installment Note dated as of April 28, 2016 by and among Plum Creek Timberlands, L.P., Weyerhaeuser Company and MeadWestvaco Timber Note Holding Company II, L.L.C. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 4, 2016 - Commission File Number 1-4825)

10.1	Term Loan Agreement dated July 24, 2017, by and among Weyerhaeuser Company, Northwest Farm Credit Services, PCA, as administrative agent, and the lenders party thereto

12.1	Statements regarding computation of ratios

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

100.INS	XBRL Instance Document

100.SCH	XBRL Taxonomy Extension Schema Document

100.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

100.DEF	XBRL Taxonomy Extension Definition Linkbase Document

100.LAB	XBRL Taxonomy Extension Label Linkbase Document

100.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYERHAEUSER COMPANY
Date:	July 28, 2017

By:	/s/ Jeanne M. Hillman
Jeanne M. Hillman
Vice President and Chief Accounting Officer