Form 10-Q
period 2017-09-30
WEYERHAEUSER CO
filed 2017-10-27
CIK 106535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
  __________________________________________________
FORM 10-Q
  __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐
   Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
As of October 23, 2017, 754,829,417 shares of the registrant’s common stock ($1.25 par value) were outstanding.

FINANCIAL INFORMATION

WEYERHAEUSER COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	SEPTEMBER 2017	SEPTEMBER 2016	SEPTEMBER 2017	SEPTEMBER 2016
Net sales	$1,872	$1,709	$5,373	$4,769
Costs of products sold	1,374	1,328	3,982	3,702
Gross margin	498	381	1,391	1,067
Selling expenses	22	22	66	67
General and administrative expenses	75	80	238	253
Research and development expenses	4	5	12	14
Charges for integration and restructuring, closures and asset impairments (Note 15)	14	16	178	141
Charges for product remediation (Note 16)	190	—	240	—
Other operating costs (income), net (Note 17)	(12)	(3)	2	(56)
Operating income	205	261	655	648
Equity earnings from joint ventures (Note 7)	1	9	1	21
Non-operating pension and other postretirement benefit (costs) credits	(16)	13	(46)	37
Interest income and other	11	15	29	34
Interest expense, net of capitalized interest	(98)	(114)	(297)	(323)
Earnings from continuing operations before income taxes	103	184	342	417
Income taxes (Note 18)	27	(22)	(31)	(64)
Earnings from continuing operations	130	162	311	353
Earnings from discontinued operations, net of income taxes (Note 3)	—	65	—	123
Net earnings	130	227	311	476
Dividends on preference shares (Note 5)	—	—	—	(22)
Net earnings attributable to Weyerhaeuser common shareholders	$130	$227	$311	$454
Earnings per share attributable to Weyerhaeuser common shareholders, basic (Note 5):
Continuing operations	$0.17	$0.22	$0.41	$0.47
Discontinued operations	—	0.08	—	0.17
Net earnings per share	$0.17	$0.30	$0.41	$0.64
Earnings per share attributable to Weyerhaeuser common shareholders, diluted (Note 5):
Continuing operations	$0.17	$0.21	$0.41	$0.46
Discontinued operations	—	0.09	—	0.18
Net earnings per share	$0.17	$0.30	$0.41	$0.64
Dividends paid per share	$0.31	$0.31	$0.93	$0.93
Weighted average shares outstanding (in thousands) (Note 5):
Basic	753,535	749,587	752,301	708,395
Diluted	756,903	754,044	756,058	712,205
See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2017	SEPTEMBER 2016	SEPTEMBER 2017	SEPTEMBER 2016
Net earnings	$130	$227	$311	$476
Other comprehensive income (loss):
Foreign currency translation adjustments	24	(5)	35	34
Actuarial gains, net of tax expense of $12, $15, $62 and $40	18	29	90	70
Prior service costs, net of tax benefit of $0, $0, $1 and $0	(1)	(1)	(5)	(3)
Unrealized gains on available-for-sale securities	1	—	2	1
Total other comprehensive income	42	23	122	102
Total comprehensive income	$172	$250	$433	$578
See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2017	DECEMBER 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$497	$676
Receivables, less discounts and allowances of $1 and $1	485	390
Receivables for taxes	65	84
Inventories (Note 6)	340	358
Prepaid expenses and other current assets	130	114
Total current assets	1,517	1,622
Property and equipment, less accumulated depreciation of $3,393 and $3,306	1,534	1,562
Construction in progress	225	213
Timber and timberlands at cost, less depletion charged to disposals	13,627	14,299
Minerals and mineral rights, less depletion	312	319
Investments in and advances to joint ventures (Note 7)	33	56
Goodwill	40	40
Deferred tax assets	240	293
Other assets	259	224
Restricted financial investments held by variable interest entities	615	615
Total assets	$18,402	$19,243

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt (Note 10)	$62	$281
Accounts payable	259	233
Accrued liabilities (Note 9)	702	692
Total current liabilities	1,023	1,206
Long-term debt (Note 10)	5,933	6,329
Long-term debt (nonrecourse to the company) held by variable interest entities	511	511
Deferred pension and other postretirement benefits (Note 8)	1,201	1,322
Deposit from contribution of timberlands to related party (Note 7)	416	426
Other liabilities	273	269
Total liabilities	9,357	10,063
Commitments and contingencies (Note 12)

Equity:
Common shares: $1.25 par value; authorized 1,360,000,000 shares; issued and outstanding: 753,050,533 and 748,528,131 shares	941	936
Other capital	8,391	8,282
Retained earnings	1,050	1,421
Cumulative other comprehensive loss (Note 13)	(1,337)	(1,459)
Total equity	9,045	9,180
Total liabilities and equity	$18,402	$19,243
See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2017	SEPTEMBER 2016
Cash flows from operations:
Net earnings	$311	$476
Noncash charges (credits) to earnings:
Depreciation, depletion and amortization	394	428
Basis of real estate sold	48	49
Deferred income taxes, net	9	96
Pension and other postretirement benefits (Note 8)	72	5
Share-based compensation expense	29	53
Charges for impairment of assets	153	23
Equity (earnings) loss from joint ventures (Note 7)	(1)	(18)
Net gains on disposition of assets and operations	(15)	(121)
Foreign exchange transaction (gains) losses (Note 17)	—	(11)
Change in:
Receivables less allowances	(113)	(96)
Receivable/payable for taxes	(116)	37
Inventories	4	49
Prepaid expenses	(9)	(3)
Accounts payable and accrued liabilities	184	61
Pension and postretirement contributions (Note 8)	(59)	(83)
Distributions of earnings received from joint ventures (Note 7)	1	5
Other	(45)	(64)
Net cash from operations	847	886
Cash flows from investing activities:
Capital expenditures for property and equipment	(213)	(260)
Capital expenditures for timberlands reforestation	(46)	(43)
Acquisition of timberlands	—	(10)
Proceeds from sale of assets and operations	423	379
Proceeds from contribution of timberlands to related party	—	440
Distributions of investment received from joint ventures (Note 7)	23	34
Cash and cash equivalents acquired in Plum Creek merger (Note 4)	—	9
Other	5	42
Cash from investing activities	192	591
Cash flows from financing activities:
Cash dividends on common shares	(699)	(700)
Cash dividends on preference shares	—	(22)
Proceeds from issuance of long-term debt (Note 10)	225	1,698
Payments on long-term debt (Note 10)	(831)	(723)
Proceeds from borrowings on line of credit (Note 10)	100	—
Payments on line of credit (Note 10)	(100)	—
Repurchase of common stock	—	(2,003)
Proceeds from exercise of stock options	89	48
Other	(2)	(8)
Cash used in financing activities	(1,218)	(1,710)

Net change in cash and cash equivalents	(179)	(233)

Cash and cash equivalents from continuing operations at beginning of period	676	1,011
Cash and cash equivalents from discontinued operations at beginning of period	—	1
Cash and cash equivalents at beginning of period	676	1,012

Cash and cash equivalents from continuing operations at end of period	497	769
Cash and cash equivalents from discontinued operations at end of period	—	10
Cash and cash equivalents at end of period	$497	$779

Cash paid (received) during the period for:
Interest, net of amount capitalized of $6 and $5	$315	$367
Income taxes	$129	$(26)
See accompanying Notes to Consolidated Financial Statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTERS AND YEARS-TO-DATE ENDED SEPTEMBER 30, 2017 AND 2016

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

In July 2015, FASB issued ASU 2015-11, which simplifies the measurement of inventories valued under most methods, including our inventories valued under FIFO – the first-in, first-out – and moving average cost methods. Inventories valued under LIFO – the last-in, first-out method – are excluded. Under this new guidance, inventories valued under these methods would be valued at the lower of cost or net realizable value, with net realizable value defined as the estimated selling price less reasonable costs to sell the inventory. We adopted ASU 2015-11 on January 1, 2017, and determined this pronouncement does not have a material impact on our consolidated financial statements and related disclosures.

In February 2016, FASB issued ASU 2016-02, which requires lessees to recognize assets and liabilities for the rights and obligations created by those leases and requires both capital and operating leases to be recognized on the balance sheet. The new guidance is effective for fiscal years beginning after December 15, 2018, and early adoption is permitted. We expect to adopt ASU 2016-02 on January 1, 2019, and are evaluating the impact on our consolidated financial statements and related disclosures.

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

In March 2017, FASB issued ASU 2017-07, which requires that an employer report the service cost component of pension and other postretirement benefit costs in the Consolidated Statement of Operations in the same line item or items as other compensation costs arising from services rendered by the pertinent employees. This requirement is consistent with how we have historically presented our pension service costs. The other requirement of ASU 2017-07 is to present the remaining components of pension and other postretirement benefit costs (i.e., interest, expected return on plan assets, amortization of actuarial gains or losses, and amortization of prior service credits or costs) in the Consolidated Statement of Operations separately from the service cost component and outside a subtotal of income from operations. The new guidance is effective for annual periods beginning after December 15, 2017, and early adoption is permitted. We adopted this accounting standard as of January 1, 2017. As a result, we reclassified amounts related to other components of pension and other post retirement benefit costs from their prior financial statements captions ("Costs of products sold," "General and administrative expenses," and "Other operating costs (income), net") into a new financial statement caption titled "Non-operating pension and other postretirement benefit (costs) credits" in our Consolidated Statement of Operations. The adoption of ASU 2017-07 did not impact "Net earnings," nor did it impact our Consolidated Balance Sheet.

NOTE 2: BUSINESS SEGMENTS

Reportable business segments are determined based on the company’s "management approach," as defined by FASB ASC 280, “Segment Reporting.” The management approach is based on the way the chief operating decision maker organizes the segments within a company for making decisions about resources to be allocated and assessing their performance.

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

An analysis and reconciliation of our business segment information to the respective information in the Consolidated Statements of Operations is as follows:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2017	SEPTEMBER 2016	SEPTEMBER 2017	SEPTEMBER 2016
Sales to unaffiliated customers:
Timberlands	$491	$484	$1,446	$1,342
Real Estate & ENR	82	48	181	125
Wood Products	1,299	1,177	3,746	3,302
	1,872	1,709	5,373	4,769
Intersegment sales:
Timberlands	179	216	544	631
Wood Products	—	17	—	61
	179	233	544	692
Total sales	2,051	1,942	5,917	5,461
Intersegment eliminations	(179)	(233)	(544)	(692)
Total	$1,872	$1,709	$5,373	$4,769
Net contribution to earnings:
Timberlands (1)	$131	$122	$267	$376
Real Estate & ENR(2)	47	15	96	42
Wood Products (3)	40	170	389	413
	218	307	752	831
Unallocated items(4)	(17)	(9)	(113)	(91)
Net contribution to earnings	201	298	639	740
Interest expense, net of capitalized interest	(98)	(114)	(297)	(323)
Earnings from continuing operations before income taxes	103	184	342	417
Income taxes	27	(22)	(31)	(64)
Earnings from continuing operations	130	162	311	353
Earnings from discontinued operations, net of income taxes (5)	—	65	—	123
Net earnings	130	227	311	476
Dividends on preference shares	—	—	—	(22)
Net earnings attributable to Weyerhaeuser common shareholders	$130	$227	$311	$454

(1)
Net contribution to earnings for the Timberlands segment includes a noncash pretax impairment charge of $147 million, recorded during second quarter 2017. This impairment was a result of our agreement to sell our Uruguayan operations, which was announced in June 2017 and completed on September 1, 2017. Refer to Note 3: Discontinued Operations and Other Divestitures for more information regarding this transaction.

(2)
The Real Estate & ENR segment includes the equity earnings from, investments in and advances to our Real Estate Development Ventures (as defined and described in Note 7: Related Parties), which are accounted for under the equity method.

(3)
Net contribution to earnings for the Wood Products segment includes pretax charges of $190 million and $240 million incurred in the quarter and year-to-date period ended September 30, 2017, respectively, to accrue for estimated costs to remediate an issue with certain I-joists coated with our Flak Jacket® Protection product. Refer to Note 16: Charges for Product Remediation for additional details.

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

(5)
Discontinued operations as presented herein consist of the operations of our former Cellulose Fibers segment. Refer to Note 3: Discontinued Operations and Other Divestitures for more information regarding our discontinued operations.

NOTE 3: DISCONTINUED OPERATIONS AND OTHER DIVESTITURES

OPERATIONS DIVESTED

On October 12, 2016, we announced the exploration of strategic alternatives for our Uruguay timberlands and manufacturing operations, which was part of our Timberlands business segment. On June 2, 2017, the Weyerhaeuser Board of Directors approved an equity purchase agreement with a consortium led by BTG Pactual's Timberland Investment Group (TIG), including other long-term investors, pursuant to which the Company agreed to sell, in exchange for $403 million in cash, all of its equity interest in the subsidiaries that collectively owned and operated its Uruguayan timberlands and manufacturing operations.

On September 1, 2017, we completed the sale of our Uruguay timberlands and manufacturing operations for approximately $403 million of cash proceeds. Due to the impairment of our Uruguayan operations recorded during second quarter 2017 (refer to Note 15: Charges for Integration and Restructuring, Closures and Asset Impairments), no material gain or loss was recorded as a result of this sale. As of September 30, 2017, no assets or liabilities related to our Uruguayan operations remain on the Consolidated Balance Sheet.

The sale of our Uruguayan operations was not considered a strategic shift that had or will have a major effect on our operations or financial results, and therefore did not meet the requirements for presentation as discontinued operations.

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

The following table presents net earnings from discontinued operations. As all discontinued operations were sold in 2016, no assets or liabilities remain as of September 30, 2017, or December 31, 2016.

	QUARTER ENDED	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2016	SEPTEMBER 2016
Total net sales	$420	$1,306
Costs of products sold	350	1,110
Gross margin	70	196
Selling expenses	3	10
General and administrative expenses	7	24
Research and development expenses	—	3
Charges for integration and restructuring, closures and asset impairments(1)	13	44
Other operating income, net	(2)	(21)
Operating income	49	136
Equity loss from joint venture	—	(3)
Interest expense, net of capitalized interest	(2)	(5)
Earnings from discontinued operations before income taxes	47	128
Income taxes	(23)	(46)
Net earnings from operations	24	82
Net gain on divestiture of Liquid Packaging Board	41	41
Net earnings from discontinued operations	$65	$123

(1)	Charges relate to our strategic evaluation of the Cellulose Fibers businesses and transaction-related costs.

Cash flows from discontinued operations for the three and nine months ended September 30, 2016, are as follows:

	QUARTER ENDED	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2016	SEPTEMBER 2016
Net cash provided by operating activities	$58	$192
Net cash provided by investing activities	$259	$225

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

Summarized unaudited pro forma information that presents combined amounts as if this merger occurred at the beginning of 2016 is as follows:

	QUARTER ENDED	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	SEPTEMBER 2016	SEPTEMBER 2016
Net sales	$1,709	$4,925
Net earnings from continuing operations attributable to Weyerhaeuser common shareholders	$172	$438
Earnings from continuing operations per share attributable to Weyerhaeuser common shareholders, basic and diluted	$0.23	$0.58

Pro forma "Net earnings from continuing operations attributable to Weyerhaeuser common shareholders" excludes $10 million and $144 million of non-recurring merger-related costs (net of tax) incurred in the quarter and year-to-date ended September 30, 2016, respectively. Pro forma data may not be indicative of the results that would have been obtained had these events occurred at the beginning of the periods presented, nor is it intended to be a projection of future results.

NOTE 5: NET EARNINGS PER SHARE

Our basic and diluted earnings per share attributable to Weyerhaeuser shareholders were:

•	$0.17 during third quarter 2017 and $0.41 during year-to-date 2017; and

•	$0.30 during third quarter 2016 and $0.64 during year-to-date 2016.

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

Diluted earnings per share is net earnings available to common shareholders divided by the sum of the weighted average number of our outstanding common shares and the effect of our outstanding dilutive potential common shares:

	QUARTER ENDED		YEAR-TO-DATE ENDED
SHARES IN THOUSANDS	SEPTEMBER 2017	SEPTEMBER 2016	SEPTEMBER 2017	SEPTEMBER 2016
Weighted average number of outstanding common shares – basic	753,535	749,587	752,301	708,395
Dilutive potential common shares:
Stock options	2,437	3,185	2,754	2,660
Restricted stock units	551	814	529	723
Performance share units	380	458	474	427
Total effect of outstanding dilutive potential common shares	3,368	4,457	3,757	3,810
Weighted average number of outstanding common shares – dilutive	756,903	754,044	756,058	712,205
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

	QUARTER ENDED		YEAR-TO-DATE ENDED
SHARES IN THOUSANDS	SEPTEMBER 2017	SEPTEMBER 2016	SEPTEMBER 2017	SEPTEMBER 2016
Stock options	1,381	1,835	1,381	1,835
Performance share units	556	361	556	361

Mandatory Convertible Preference Shares

We issued 13.8 million 6.375 percent Mandatory Convertible Preference Shares, Series A on June 24, 2013, the majority of which remained outstanding through June 30, 2016. On July 1, 2016, all outstanding 6.375 percent Mandatory Convertible Preference Shares, Series A (Preference Shares) converted into Weyerhaeuser common shares at a rate of 1.6929 Weyerhaeuser common shares per Preference Share. There were no preference shares outstanding as of December 31, 2016, or September 30, 2017.

NOTE 6: INVENTORIES

Inventories include raw materials, work-in-process and finished goods.

DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2017	DECEMBER 31, 2016
LIFO Inventories:
Logs	$5	$18
Lumber, plywood and panels	44	51
Medium density fiberboard	11	10
Other products	14	10
FIFO or moving average cost inventories:
Logs	19	21
Lumber, plywood, panels and engineered wood products	81	71
Other products	81	92
Materials and supplies	85	85
Total	$340	$358

LIFO – the last-in, first-out method – applies to major inventory products held at our U.S. domestic locations. The FIFO – the first-in, first-out method – or moving average cost methods apply to the balance of our domestic raw material and product inventories as well as for all material and supply inventories and all foreign inventories. If we used FIFO for all LIFO inventories, our stated inventories would have been higher by $70 million as of September 30, 2017, and $71 million as of December 31, 2016.

NOTE 7: RELATED PARTIES

This note provides details about our transactions with related parties. Our related parties consist of:

•	our Real Estate Development Ventures (as defined below), which are accounted for using the equity method and

•	our Twin Creeks Venture.

Real Estate Development Ventures

WestRock-Charleston Land Partners, LLC (WR-CLP) is a limited liability company which holds residential and commercial real estate development properties, currently under development (Class A Properties) and higher-value timber and development lands (Class B Properties) (Class A Properties and Class B Properties referred to collectively as the Real Estate Development Ventures). Our share of the equity earnings of WR-CLP is included in the net contribution to earnings of our Real Estate & ENR segment.

The carrying amount of our investment in WR-CLP is $33 million at September 30, 2017, and $56 million at December 31, 2016. The change in our investment in WR-CLP during 2017 is due to a $23 million cash return of investment received during 2017. Additionally, we had $1 million of equity earnings from the joint ventures during third quarter and year-to-date 2017. These equity earnings were distributed during third quarter 2017. We record our share of net earnings within "Equity earnings from joint ventures" in our Consolidated Statement of Operations in the period which earnings are recorded by the affiliates.

Twin Creeks Venture

On April 1, 2016, we contributed approximately 260,000 acres of our southern timberlands with an agreed-upon value of approximately $560 million to Twin Creeks Timber, LLC (Twin Creeks Venture), in exchange for cash of approximately $440 million and a 21 percent ownership interest.
In conjunction with contributing to the venture, we entered into separate agreements to manage the timberlands owned by the Twin Creeks Venture, including harvesting activities, marketing and log sales activities, and replanting and silviculture activities. These management agreements guaranteed the Twin Creeks Venture an annual return equal to 3 percent of the contributed value of the managed timberlands in the form of minimum quarterly payments from Weyerhaeuser. We were also required to annually distribute 75 percent of any profits earned by us in excess of the minimum quarterly payments. The management agreement was cancellable at any time by Twin Creeks Timber, LLC, or otherwise would expire on April 1, 2019.
Subsequent to the quarter ended September 30, 2017, but prior to the issuance of these financial statements, we announced the redemption of our 21 percent ownership interest in the Twin Creeks Venture for $108 million in cash. We do not expect to recognize a material gain or loss on the redemption of our ownership interest. Effective December 31, 2017, we will also terminate the agreements under which we have managed the Twin Creeks timberlands. Following termination of these agreements, Weyerhaeuser will have no further responsibilities or obligations related to Twin Creeks. In conjunction with the redemption and termination discussed above, we have also entered into an agreement to sell 100,000 acres of our timberlands to Twin Creeks for $203 million. The sale, which will include 80,000 acres of timberlands in Mississippi and 20,000 acres in Georgia, is expected to close by the end of fourth quarter 2017.

Changes in our "Deposit from contribution of timberlands to related party" balance during 2017 were as follows:

DOLLAR AMOUNTS IN MILLIONS
Balance as of December 31, 2016	$426
Lease payments to Twin Creeks Venture	(13)
Distributions from Twin Creeks Venture	3
Balance at September 30, 2017	$416

NOTE 8: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The components of net periodic benefit costs (credits) are:

	PENSION
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2017	SEPTEMBER 2016	SEPTEMBER 2017	SEPTEMBER 2016
Service cost(1)	$9	$13	$26	$37
Interest cost	66	70	198	207
Expected return on plan assets	(101)	(125)	(306)	(371)
Amortization of actuarial loss	48	39	145	117
Amortization of prior service cost	1	1	3	3
Accelerated pension costs included in Plum Creek merger-related costs (Note 15)	—	—	—	5
Total net periodic benefit cost (credit) - pension	$23	$(2)	$66	$(2)

(1)
Service cost includes $3 million and $10 million for the quarter and year-to-date ended September 30, 2016, respectively, for employees that were part of our Cellulose Fibers divestitures. These charges are included in our results of discontinued operations.

	OTHER POSTRETIREMENT BENEFITS
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2017	SEPTEMBER 2016	SEPTEMBER 2017	SEPTEMBER 2016
Interest cost	$2	$2	$6	$7
Amortization of actuarial loss	2	2	6	6
Amortization of prior service credit	(2)	(2)	(6)	(6)
Total net periodic benefit cost - other postretirement benefits	$2	$2	$6	$7

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

EXPECTED CONTRIBUTIONS AND BENEFIT PAYMENTS

In 2017 we expect to:

•	be required to contribute approximately $23 million for our Canadian registered plan;

•	be required to contribute or make benefit payments for our Canadian nonregistered plans of $3 million;

•	make benefit payments of $26 million for our U.S. nonqualified pension plans; and

•	make benefit payments of $21 million for our U.S. and Canadian other postretirement plans.

We do not anticipate making a contribution to our U.S. qualified pension plans in 2017.

NOTE 9: ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2017	DECEMBER 31, 2016
Wages, salaries and severance pay	$132	$178
Pension and other postretirement benefits	48	49
Vacation pay	35	33
Taxes – Social Security and real and personal property	38	20
Interest	85	120
Customer rebates and volume discounts	46	39
Deferred income	60	40
Accrued income taxes	4	139
Product remediation accrual (Note 16)	179	—
Other	75	74
Total	$702	$692

NOTE 10: LONG-TERM DEBT AND LINES OF CREDIT

During March 2017, we entered into a new $1.5 billion five-year senior unsecured revolving credit facility that expires in March 2022. This replaced a $1 billion senior unsecured revolving credit facility that was set to expire September 2018. The entire amount is available to Weyerhaeuser Company. Borrowings are at LIBOR plus a spread or at other interest rates mutually agreed upon between the borrower and the lending banks. As of September 30, 2017, there were no borrowings outstanding.

During July 2017, we prepaid a $550 million variable-rate term loan originally set to mature in 2020 (2020 term loan). The 2020 term loan was prepaid using available cash of $325 million as well as borrowing proceeds from a new $225 million variable-rate term loan set to mature in 2026 (2026 term loan).

During August 2017, we paid our $281 million 6.95% debentures, originally set to mature in August 2017.

NOTE 11: FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values and carrying values of our long-term debt consisted of the following:

	SEPTEMBER 30, 2017		DECEMBER 31, 2016
DOLLAR AMOUNTS IN MILLIONS	CARRYING VALUE	FAIR VALUE (LEVEL 2)	CARRYING VALUE	FAIR VALUE (LEVEL 2)
Long-term debt (including current maturities):
Fixed rate	$5,771	$6,872	$6,061	$6,925
Variable rate	224	225	549	550
Total Debt	$5,995	$7,097	$6,610	$7,475

To estimate the fair value of fixed rate long-term debt, we used the following valuation approaches:

•	market approach – based on quoted market prices we received for the same types and issues of our debt; or

•	income approach – based on the discounted value of the future cash flows using market yields for the same type and comparable issues of debt.

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

NOTE 12: LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

We are party to various legal proceedings arising in the ordinary course of business. We are not currently a party to any legal proceeding that management believes could have a material adverse effect on our long-term consolidated financial position, results of operations or cash flows. See Note 18: Income Taxes for a discussion of a tax proceeding involving Plum Creek's 2008 U.S. federal income tax return.

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

As of September 30, 2017, our total accrual for future estimated remediation costs on the active Superfund sites and other sites for which we are responsible was approximately $46 million. These reserves are recorded in "Accrued liabilities" (current) and "Other liabilities" (noncurrent) on our Consolidated Balance Sheet.

Asset Retirement Obligations

We have obligations associated with the retirement of tangible long-lived assets consisting primarily of reforestation obligations related to forest management licenses in Canada and obligations to close and cap landfills. As of September 30, 2017, our accrued balance for these obligations was $30 million. These obligations are recorded in "Accrued liabilities" (current) and "Other liabilities" (noncurrent) on our Consolidated Balance Sheet. The accruals have not changed materially since the end of 2016.

Some of our sites have materials containing asbestos. We have met our current legal obligation to identify and manage these materials. In situations where we cannot reasonably determine when materials containing asbestos might be removed from the sites, we have not recorded an accrual because the fair value of the obligation cannot be reasonably estimated.

PRODUCT REMEDIATION CONTINGENCY

In July 2017, the company announced it was implementing a solution to address concerns regarding our TJI® Joists with Flak Jacket® Protection product. The company has determined that an odor in certain newly constructed homes is related to a recent formula change to the Flak Jacket coating that included a formaldehyde-based resin. This issue is isolated to Flak Jacket product manufactured after December 1, 2016, and does not affect any of the company’s other products. We recorded a pretax charge of $190 million and $240 million in the quarter and year-to-date period ended September 30, 2017, respectively, to accrue for remediation costs. Refer to Note 16: Charges for Product Remediation for further information.

NOTE 13: CUMULATIVE OTHER COMPREHENSIVE INCOME (LOSS)

Changes in amounts included in our cumulative other comprehensive income (loss) by component are:

		PENSION		OTHER POSTRETIREMENT BENEFITS
DOLLAR AMOUNTS IN MILLIONS	Foreign currency translation adjustments	Actuarial losses	Prior service costs	Actuarial losses	Prior service credits	Unrealized gains on available-for-sale securities	Total
Beginning balance as of December 31, 2016	$232	$(1,651)	$(9)	$(67)	$29	$7	$(1,459)
Other comprehensive income (loss) before reclassifications	35	1	(3)	—	—	2	35
Income taxes	—	(10)	1	—	—	—	(9)
Net other comprehensive income (loss) before reclassifications	35	(9)	(2)	—	—	2	26
Amounts reclassified from cumulative other comprehensive income (loss)(1)	—	145	3	6	(6)	—	148
Income taxes	—	(49)	(1)	(3)	1	—	(52)
Net amounts reclassified from cumulative other comprehensive income (loss)	—	96	2	3	(5)	—	96
Total other comprehensive income (loss)	35	87	—	3	(5)	2	122
Ending balance as of September 30, 2017	$267	$(1,564)	$(9)	$(64)	$24	$9	$(1,337)
(1) Actuarial losses and prior service credits (cost) are components of net periodic benefit costs (credits). See Note 8: Pension and Other Postretirement Benefit Plans.

NOTE 14: SHARE-BASED COMPENSATION

Share-based compensation activity during year-to-date 2017 included the following:

SHARES IN THOUSANDS	Granted	Vested
Restricted Stock Units (RSUs)	763	710
Performance Share Units (PSUs)	348	160

A total of 4.5 million shares of common stock were issued as a result of RSU vesting, PSU vesting and stock option exercises.

RESTRICTED STOCK UNITS

The weighted average fair value of the RSUs granted in 2017 was $32.79. The vesting provisions for RSUs granted in 2017 were as follows:

•	vest ratably over four years;

•	immediately vest in the event of death while employed or disability;

•	continue to vest upon retirement at an age of at least 62, but a portion of the grant is forfeited if retirement occurs before the one-year anniversary of the grant;

•	continue vesting for one year in the event of involuntary termination when the retirement criteria has not been met; and

•	will be entirely forfeited upon termination of employment in all other situations including early retirement prior to age 62.

PERFORMANCE SHARE UNITS

The weighted average grant date fair value of PSUs granted in 2017 was $37.93.

The final number of shares granted in 2017 will range from 0 percent to 150 percent of each grant's target, depending upon actual company performance.

The ultimate number of PSUs earned is based on two measures:

•	our relative total shareholder return (TSR) ranking measured against the S&P 500 over a three year period and

•	our relative TSR ranking measured against an industry peer group of companies over a three year period.

The vesting provisions for PSUs granted in 2017 were as follows:

•	vest 100 percent on the third anniversary of the grant date if the individual remains employed by the company;

•	fully vest in the event the participant dies or becomes disabled while employed;

•	continue to vest upon retirement at an age of at least 62, but a portion of the grant is forfeited if retirement occurs before the one year anniversary of the grant;

•	continue vesting for one year in the event of involuntary termination when the retirement criteria has not been met and the employee has met the second anniversary of the grant date; and

•	will be entirely forfeited upon termination of employment in all other situations including early retirement prior to age 62.

Weighted Average Assumptions Used in Estimating the Value of Performance Share Units Granted in 2017

	Performance Share Units
Performance period	1/1/2017 - 12/31/2019
Valuation date average stock price (1)	$32.79
Expected dividends	3.74%
Risk-free rate	0.68%	–	1.55%
Expected volatility	22.71%	–	24.07%
(1) Calculated as an average of the high and low prices on grant date.

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

We granted no stock options or stock appreciation rights during 2017, nor do we expect to make any such grants during the remainder of 2017.

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

NOTE 15: CHARGES FOR INTEGRATION AND RESTRUCTURING, CLOSURES AND ASSET IMPAIRMENTS

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2017	SEPTEMBER 2016	SEPTEMBER 2017	SEPTEMBER 2016
Integration and restructuring charges related to our merger with Plum Creek:
Termination benefits	$—	$4	$6	$52
Acceleration of share-based compensation and pension related benefits related to qualifying terminations	—	—	—	26
Professional services	5	6	10	45
Other integration and restructuring costs	1	4	4	9
Total integration and restructuring charges related to our merger with Plum Creek	6	14	20	132
Charges related to closures and other restructuring activities:
Termination benefits	—	1	2	4
Other closures and restructuring costs	2	1	3	3
Total charges related to closures and other restructuring activities	2	2	5	7
Impairments of long-lived assets	6	—	153	2
Total charges for integration and restructuring, closures and impairments	$14	$16	$178	$141

INTEGRATION, RESTRUCTURING AND CLOSURES

During 2017, we incurred and accrued for termination benefits (primarily severance) and non-recurring professional services costs directly attributable to our merger with Plum Creek.

During 2016, we incurred and accrued for termination benefits (primarily severance), accelerated share-based payment costs, and accelerated pension benefits based upon qualifying terminations of certain employees as a result of restructuring decisions made subsequent to the merger. We also incurred non-recurring professional services costs for investment banking, legal and consulting, and certain other fees directly attributable to our merger with Plum Creek.

Changes in accrued severance related to restructuring during the year-to-date period ended September 30, 2017, were as follows:

DOLLAR AMOUNTS IN MILLIONS
Accrued severance as of December 31, 2016	$26
Charges	8
Payments	(20)
Accrued severance as of September 30, 2017	$14

Accrued severance is recorded within the "Wages, salaries and severance pay" component of "Accrued liabilities" on our Consolidated Balance Sheet as detailed in Note 9: Accrued Liabilities. The majority of the accrued severance balance as of September 30, 2017, is expected to be paid within one year.

IMPAIRMENTS OF LONG-LIVED ASSETS

In second quarter 2017, we recognized an impairment charge to the timberlands and manufacturing assets of our Uruguayan operations. On June 2, 2017, our Board of Directors approved an agreement to sell all of the Company's equity in the Uruguayan operations to a consortium led by BTG Pactual's Timberland Investment Group (TIG.) As a result of this agreement, the related assets met the criteria to be classified as held for sale at June 30, 2017. This designation required us to record the related assets at fair value, less an amount of estimated selling costs, and thus recognize a $147 million noncash pretax impairment charge. This amount was recorded in the Timberlands segment. The fair value of the related assets was primarily based on the agreed upon cash purchase price of $403 million. On September 1, 2017, we announced the completion of the sale. Refer to Note 3: Discontinued Operations and Other Divestitures for further details of the Uruguayan operations sale.

Additionally, in September 2017, we recognized an impairment charge of $6 million related to a non-strategic asset in our Wood Products segment. The fair value of the asset was determined using a contract value associated with a pending asset sale.

NOTE 16: CHARGES FOR PRODUCT REMEDIATION

In July 2017, the company announced it was implementing a solution to address concerns regarding our TJI® Joists with Flak Jacket® Protection product. The company has determined that an odor in certain newly constructed homes is related to a recent formula change to the Flak Jacket coating that included a formaldehyde-based resin. This issue is isolated to Flak Jacket product manufactured after December 1, 2016, and does not affect any of the company’s other products. The company also announced it will cover the cost to either remediate or replace affected joists. The company estimates that approximately 2,400 homes are affected.

The company recorded a liability of $50 million in second quarter 2017 based on the preliminary information that was available at that time. As remediation work has progressed, the company has obtained additional information and experience about the scope of the required remediation efforts and associated costs. Accordingly, we have adjusted our liability to account for the higher than originally expected cost per home for remediation, a modest increase in the estimated number of homes affected, as well as additional homebuilder and homeowner reimbursements. We recorded pretax charges of $190 million and $240 million in the quarter and year-to-date period ended September 30, 2017, respectively, to accrue for expected costs associated with the remediation. The charges are attributable to our Wood Products segment and were recorded in "Charges for product remediation," on the Consolidated Statement of Operations. As of September 30, 2017, $61 million has been paid out in relation to our remediation efforts. The remaining accrual of $179 million is recorded in "Accrued liabilities" on the Consolidated Balance Sheet. The company ultimately expects a significant portion of the total expense will be covered by insurance, however, as of the date of these financial statements no amounts related to potential recoveries have been recorded.

NOTE 17: OTHER OPERATING COSTS (INCOME), NET

Other operating costs (income), net:

•	includes both recurring and occasional income and expense items and

•	can fluctuate from year to year.

ITEMS INCLUDED IN OTHER OPERATING COSTS (INCOME), NET

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2017	SEPTEMBER 2016	SEPTEMBER 2017	SEPTEMBER 2016
Gain on disposition of non-strategic assets (1)	$(5)	$(8)	$(14)	$(54)
Foreign exchange losses (gains), net (2)	(3)	1	—	(11)
Litigation expense, net	8	2	14	23
Other, net	(12)	2	2	(14)
Total other operating costs (income), net	$(12)	$(3)	$2	$(56)

(1)
Gain on disposition of non-strategic assets included a $36 million pretax gain recognized in the first quarter of 2016 on the sale of our Federal Way, Washington headquarters campus. The remaining gains on disposition of non-strategic assets includes sales such as redundant offices and nurseries.

(2)	Foreign exchange losses (gains) result from changes in exchange rates, primarily related to our Canadian operations.

NOTE 18: INCOME TAXES
As a REIT, we generally are not subject to federal corporate level income taxes on REIT taxable income that is distributed to shareholders. We are required to pay corporate income taxes on earnings of our wholly-owned TRSs, which includes our Wood Products segment and portions of our Timberlands and Real Estate & ENR segments' earnings.

The quarterly provision for income taxes is based on the current estimate of the annual effective tax rate. Our 2017 estimated annual effective tax rate for our TRSs is approximately 34 percent, which is lower than the U.S. domestic statutory federal tax rate primarily due to lower foreign tax rates applicable to foreign earnings.

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

•	raw material availability and prices;

•	the effect of weather;

•	the risk of loss from fires, floods, windstorms, hurricanes, pest infestation and other natural disasters;

•	energy prices;

•	transportation and labor availability and costs;

•	federal tax policies;

•	the effect of forestry, land use, environmental and other governmental regulations;

•	legal proceedings;

•	performance of pension fund investments and related derivatives;

•	the effect of timing of retirements and changes in the market price of our common stock on charges for share-based compensation;

•	the accuracy of our estimates of costs and expenses related to contingent liabilities;

•	changes in accounting principles; and

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

In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, sales realizations, shipment volumes, and net contributions to earnings are based on the quarter and year-to-date period ended September 30, 2017, compared to the quarter and year-to-date period ended September 30, 2016.

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
In the first nine months of 2017, housing starts averaged 1.19 million total units on a seasonally adjusted annual basis according to the U.S. Census Bureau. Single family units accounted for 70 percent of total housing starts 2017 year to date. While total housing start growth has slowed in 2017, there has been a shift in construction from multifamily units which are down 8 percent year over year, to single family units, which have increased 9 percent over the same period. This shift to the more wood intensive single family construction has been positive for wood product demand. We continue to expect improving U.S. housing starts and anticipate a level of approximately 1.21 million units in 2017, a 3 percent increase compared to 2016. We attribute this continued improvement primarily to employment growth, improving consumer confidence and historically low mortgage rates.
According to the Joint Center for Housing of Harvard University, the Leading Indicator of Remodeling Activity (LIRA), has increased by 6.9 percent in first half of 2017 and is expected to average just under 6.7 percent year over year for 2017.
U.S. wood product markets advanced in the first half of 2017, consistent with growth in homebuilding and remodeling segments, as described above. According to Forest Economic Advisors, LLC (FEA), North American lumber consumption is expected to grow at a 4 to 5 percent rate in 2017. Consistent with this expectation, demand for logs increased with wood products production within our Western region. This coupled with higher market prices in third quarter 2017 drove higher realizations within this region. In the South, log supplies kept pace with increased demand, leaving prices flat to slightly down year-to-date.
Log inventories in Chinese ports have been stable through September 2017 as reported by International Wood Markets China Bulletin. Log and lumber demand in China remain strong due to higher construction activity. In Japan, housing starts for January through August 2017 are up 1 percent from the same period last year.
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
The preliminary countervailing duties were suspended on August 26, 2017, at which time we effectively stopped accruing for the expense.  The suspension of the countervailing duties will last until the US International Trade Commission reaches its final determination of injury, which is expected to be in December of this year.

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
Year-to-date 2017, we recorded an expense of approximately $9 million in our Wood Products segment related to the retroactive countervailing and antidumping duties. We have also expensed prospective duties as incurred, which as of September 30, 2017 totaled $7 million. As of

September 30, 2017, we have expensed a total of $5 million quarter-to-date 2017 and $16 million year-to-date 2017 for retroactive and prospective duties combined.

CONSOLIDATED RESULTS

How We Did Third Quarter 2017 and Year-to-Date 2017

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	SEPTEMBER 2017	SEPTEMBER 2016	2017 VS. 2016	SEPTEMBER 2017	SEPTEMBER 2016	2017 VS. 2016
Net sales	$1,872	$1,709	$163	$5,373	$4,769	$604
Costs of products sold	1,374	1,328	46	3,982	3,702	280
Operating income	205	261	(56)	655	648	7
Earnings from discontinued operations, net of tax	—	65	(65)	—	123	(123)
Net earnings attributable to Weyerhaeuser common shareholders	130	227	(97)	311	454	(143)
Earnings per share attributable to Weyerhaeuser shareholders, basic	$0.17	$0.30	$(0.13)	$0.41	$0.64	$(0.23)
Earnings per share attributable to Weyerhaeuser shareholders, diluted	$0.17	$0.30	$(0.13)	$0.41	$0.64	$(0.23)

Comparing Third Quarter 2017 with Third Quarter 2016

Net sales

Net sales increased $163 million – 10 percent – primarily attributable to the following factors:

•
Wood Products sales to unaffiliated customers increased $122 million – 10 percent – primarily due to increased average sales realizations across all product lines, as well as, increased sales volumes within our engineered solid section and engineered I-joists product lines. Additionally, upon completion of the sales of our former Cellulose Fibers businesses, chips previously sold to Cellulose Fibers are now sales to unaffiliated customers.

•
Real Estate & ENR sales to unaffiliated buyers increased $34 million – 71 percent – primarily attributable to a $33 million increase in net real estate sales. This is attributable to increases in volume of acres sold, partially offset by a decrease in average price realized per acre.

•
Timberlands sales to unaffiliated customers increased $7 million – 1 percent – primarily attributable to an increase in Western Timberlands average sales realizations for delivered logs. These increases were partially offset by decreased Southern average sales realizations and decreased Northern delivered log sales volumes.

Costs of products sold

Costs of products sold increased $46 million – 3 percent – primarily attributable to the following:

•
Intercompany eliminations of costs of products sold decreased $54 million, therefore increasing consolidated cost of products sold. This reduction in intercompany costs of products sold is primarily due to the completion of the sales of our former Cellulose Fibers businesses. Chips and logs previously sold to Cellulose Fibers are now sales to unaffiliated customers and therefore have related cost of products sold.

•	Wood Products segment costs of products sold increased $25 million – 3 percent – primarily due to an increase in log and manufacturing costs, offset by a decrease in sales volume.

•	Real Estate & ENR segment costs of products sold increased $5 million – 19 percent – attributable to higher sales volumes and higher basis of real estate sold.
These increases to costs of products sold were offset by decreased Timberlands segment costs of products sold, which decreased $42 million –8 percent – primarily due to decreases in sales volumes and reduced silvicultural activities due to weather.

Operating income

Operating income decreased $56 million – 21 percent – primarily attributable to "Charges for product remediation" – $190 million. Refer to Note 16: Charges for Product Remediation for further information. Excluding this charge, operating income increased $134 million, which is primarily due to increased gross margin, as explained above.

Net earnings attributable to Weyerhaeuser common shareholders

Our Net earnings attributable to Weyerhaeuser common shareholders decreased $97 million – 43 percent. Excluding 2016 "Earnings from discontinued operations, net of tax," net earnings attributable to Weyerhaeuser common shareholders decreased $32 million. This is attributable to decreased operating income, as described above, and:

•
a $29 million increase in expense related to "Non-operating pension and other postretirement benefit (costs) credits" due to a decrease in the expected return on our plan assets and an increase in the amortization of actuarial losses.

•
an $8 million decrease in "Equity earnings from joint ventures." This is attributable to equity earnings from our Timberland Venture, which effective August 31, 2016, is consolidated as a wholly-owned subsidiary.

These are partially offset by:

•	a decrease in "Interest expense, net of capitalized interest" – $16 million. Refer to Interest Expense for further detail.

•	a change from an income tax expense in third quarter 2016 to an income tax benefit in third quarter 2017 – $49 million. Refer to Income Taxes for further information.
"Earnings from discontinued operations, net of tax," decreased $65 million as all discontinued operations were sold in 2016.

Comparing Year-to-Date 2017 with Year-to-Date 2016
Net sales

Net sales increased $604 million – 13 percent – primarily attributable to the following factors:

•
Wood Products sales to unaffiliated customers increased $443 million – 13 percent – primarily due to increased average sales realizations within our oriented strand board and structural lumber product lines. Additionally, upon completion of the sales of our former Cellulose Fibers businesses, chips previously sold to Cellulose Fibers are now sales to unaffiliated customers.

•
Timberlands sales to unaffiliated customers increased $104 million – 8 percent – primarily due to an increase in Southern and Other (primarily Twin Creeks) delivered log sales volumes. In addition to the increased sales volumes, Timberlands net sales also increased due to increased recreational lease revenue.

•
Real Estate & ENR sales to unaffiliated buyers increased $56 million – 45 percent – primarily due to increased net real estate sales attributable to increases in volume of acres sold. Additionally, our net energy and natural resources sales increased, attributable to the operations acquired in our merger with Plum Creek.

Costs of products sold

Costs of products sold increased $280 million – 8 percent – primarily attributable to the following:

•
Intercompany eliminations of costs of products sold decreased $147 million, therefore increasing consolidated cost of products. This reduction in intercompany costs of products sold is primarily due to the completion of the sales of our former Cellulose Fibers businesses. Chips and logs previously sold to Cellulose Fibers are now sales to unaffiliated customers and therefore have related cost of products sold.

•	Wood Products segment costs of products sold increased $134 million – 5 percent – primarily due to an increase in log and manufacturing costs, offset by a decrease in sales volume.
These increases to costs of products sold were offset by decreased Timberlands segment costs of products sold, which decreased $15 million – 1 percent – primarily due to continued focus on merger synergies and operational excellence as well as lower sales volumes in the West.

Operating income

Operating income increased $7 million – 1 percent – primarily attributable to increased gross margin, as described above, and decreased "General and administrative expenses" – $15 million. These were offset by:

•	increased "Charges for product remediation" – $240 million. Refer to Note 16: Charges for Product Remediation for further detail.

•	a $58 million increase in expense related to "Other operating costs (income), net." This is primarily due to:

◦
a decrease in gains on disposition of non-strategic assets, primarily attributable to a $36 million pretax gain recognized in the first quarter of 2016 on the sale of our Federal Way, Washington headquarters campus.

◦	a decrease in foreign exchange gains – $11 million – primarily related to debt held by our Canadian entity.

◦	Refer to Note 17: Other Operating Costs (Income), net for further information.

•
increased "Charges for integration and restructuring, closures and asset impairments" – $37 million. This is attributable to a $147 million noncash impairment charge recognized during second quarter 2017 in relation to the company agreeing to sell its Uruguayan operations. This was partially offset by a $112 million decrease in charges related to our merger with Plum Creek. Refer to Note 15: Charges for Integration and Restructuring, Closures and Asset Impairments for further information.

Net earnings attributable to Weyerhaeuser common shareholders

Our Net earnings attributable to Weyerhaeuser common shareholders decreased $143 million – 31 percent. Excluding 2016 "Earnings from discontinued operations, net of tax," net earnings attributable to Weyerhaeuser common shareholders decreased $20 million, primarily attributable to:

•
an $83 million increase in expense related to "Non-operating pension and other postretirement benefit (costs) credits" due to a decrease in the expected return on plan assets and an increase in the amortization of actuarial losses.

•
a $20 million decrease in "Equity earnings from joint ventures." This is attributable to equity earnings from our Timberland Venture, which effective August 31, 2016, is consolidated as a wholly-owned subsidiary.

These decreases were partially offset by:

•	a $33 million decrease in income tax expense. Refer to Income Taxes for further information.

•	a decrease in "Interest expense, net of capitalized interest" – $26 million. Refer to Interest Expense for further detail.

•
a decrease in "Dividends on preference shares" – $22 million. On July 1, 2016, all outstanding Preference Shares converted to Weyerhaeuser common shares. Refer to Note 5: Net Earnings Per Share and Share Repurchases for further information.

"Earnings from discontinued operations, net of tax," decreased $123 million as all discontinued operations were sold in 2016.

TIMBERLANDS

How We Did Third Quarter 2017 and Year-to-Date 2017

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2017	SEPTEMBER 2016	2017 VS. 2016	SEPTEMBER 2017	SEPTEMBER 2016	2017 VS. 2016
Net sales to unaffiliated customers:
Delivered logs(1):
West	$221	$217	$4	$673	$664	$9
South	155	160	(5)	451	415	36
North	25	29	(4)	68	61	7
Other	17	11	6	48	25	23
Subtotal delivered logs sales	418	417	1	1,240	1,165	75
Stumpage and pay-as-cut timber	23	24	(1)	52	62	(10)
Uruguay operations(2)	23	21	2	63	58	5
Recreational and other lease revenue	16	15	1	45	29	16
Other	11	7	4	46	28	18
Subtotal net sales to unaffiliated customers	491	484	7	1,446	1,342	104
Intersegment sales:
United States	125	149	(24)	381	446	(65)
Other	54	67	(13)	163	185	(22)
Subtotal intersegment sales	179	216	(37)	544	631	(87)
Total sales	$670	$700	$(30)	$1,990	$1,973	$17
Costs of products sold	$517	$559	$(42)	$1,512	$1,527	$(15)
Operating income and Net contribution to earnings	$131	$122	$9	$267	$376	$(109)

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

(2)
Includes logs, plywood and hardwood lumber harvested or produced by our international operations in Uruguay. On June 2, 2017, we agreed to sell all of our equity interest in the subsidiaries that collectively own and operate our Uruguayan timberlands and manufacturing operations. The held for sale designation of the assets and liabilities of the Uruguayan operations caused us to record a $147 million impairment within the Timberlands business segment during second quarter 2017. On September 1, 2017, we announced the completion of the sale. Refer to Note 2: Business Segments as well as Note 3: Discontinued Operations and Other Divestitures for further information.

Comparing Third Quarter 2017 with Third Quarter 2016

Net sales – unaffiliated customers

Net sales to unaffiliated customers increased $7 million – 1 percent – primarily due to:

•
a $6 million increase in Other delivered logs, primarily attributable to increases in delivered logs sales volumes from the Twin Creeks Venture (refer to Note 7: Related Parties for further information regarding our Twin Creeks Venture).

•
a $4 million increase in Western log sales, primarily attributable to a 18 percent increase in average sales realizations for delivered logs. This increase was partially offset by a 14 percent decrease in delivered log sales volumes.

•
a $4 million increase in "Other" sales, primarily attributable to increased chip sales in Canada, which we previously sold to our former Cellulose Fibers segment and were intersegment sales during the third quarter 2016.

These increases were partially offset by:

•	a $5 million decrease in Southern log sales as a result of a 3 percent decrease in average sales realizations.

•	a $4 million decrease in Northern log sales, primarily attributable to a 15 percent decrease in delivered logs sales volumes

Intersegment sales
Intersegment sales decreased $37 million – 17 percent – due to a decrease in chip and log intersegment sales, which were previously sold to our Cellulose Fibers business segment.

Costs of products sold

Costs of products sold decreased $42 million – 8 percent – primarily due to a 3 percent decrease in sales volumes.

Operating income and Net contribution to earnings

Operating income and Net contribution to earnings increased $9 million – 7 percent – primarily attributable to to the changes in net sales and costs of products sold as explained above.

Comparing Year-to-Date 2017 with Year-to-Date 2016

Net sales - unaffiliated customers

Net sales to unaffiliated customers increased $104 million – 8 percent – primarily due to:

•
a $36 million increase in Southern log sales, primarily attributable to a 12 percent increase in delivered log sales volumes. This increase was partially offset by a 3 percent decrease in average sales realizations.

•
a $23 million increase in Other delivered logs primarily attributable to increases in delivered logs sales volumes from the Twin Creeks Venture (refer to Note 7: Related Parties for further information regarding our Twin Creeks Venture).

•
a $9 million increase in Western log sales, attributable to a 10 percent increase in average sales realizations. This increase was partially offset by a 7 percent decrease in delivered log sales volumes.

•
a $7 million increase in Northern log sales, attributable to a 13 percent increase in delivered log sales volumes. This increase was partially offset by a 1 percent decrease in average sales realizations.

Intersegment sales

Intersegment sales decreased $87 million – 14 percent – due to a decrease in chip and log intersegment sales, which were previously sold to our Cellulose Fibers business segment.

Costs of products sold

Costs of products sold decreased $15 million – 1 percent – primarily due to a 7 percent decrease in sales volumes.

Operating income and Net contribution to earnings

Operating income and Net contribution to earnings decreased $109 million – 29 percent – primarily attributable to the $147 million noncash pretax impairment charge recognized in relation to the Uruguayan sale agreement (refer to Note 3: Discontinued Operations and Other Divestitures). The impairment charge was partially offset by the changes in net sales and costs of products sold as explained above.

THIRD-PARTY LOG SALES VOLUMES AND FEE HARVEST VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS (1)(2)	SEPTEMBER 2017	SEPTEMBER 2016	2017 VS. 2016	SEPTEMBER 2017	SEPTEMBER 2016	2017 VS. 2016
Third party log sales – tons:
West	1,910	2,209	(299)	6,210	6,705	(495)
South	4,527	4,538	(11)	13,105	11,659	1,446
North	428	503	(75)	1,135	1,005	130
Other	424	263	161	1,226	601	625
Total (3)	7,289	7,513	(224)	21,676	19,970	1,706
Fee harvest volumes – tons:
West	2,230	2,744	(514)	7,539	8,525	(986)
South	6,953	6,992	(39)	19,799	19,083	716
North	565	678	(113)	1,570	1,392	178
Other	569	191	378	1,384	372	1,012
Total (3)	10,317	10,605	(288)	30,292	29,372	920

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

(3)
Total volumes exclude third party log sales and fee harvest volumes from our Uruguayan operations, which we sold during third quarter 2017. Refer to Note 3: Discontinued Operations and Other Divestitures for further information regarding this sale.

REAL ESTATE, ENERGY AND NATURAL RESOURCES

How We Did Third Quarter 2017 and Year-to-Date 2017

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2017	SEPTEMBER 2016	2017 VS. 2016	SEPTEMBER 2017	SEPTEMBER 2016	2017 VS. 2016
Net sales to unaffiliated buyers:
Real estate	$64	$31	$33	128	87	41
Energy and natural resources	18	17	1	53	38	15
Total	$82	$48	$34	$181	$125	$56
Costs of products sold	$31	$26	$5	$67	$65	$2
Operating income	$46	$14	$32	$95	$41	$54
Equity earnings from joint venture	1	1	—	1	1	—
Net contribution to earnings	$47	$15	$32	$96	$42	$54

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

Comparing Third Quarter 2017 with Third Quarter 2016

Net sales - Unaffiliated buyers

Net sales to unaffiliated buyers increased $34 million – 71 percent – primarily attributable to a $33 million increase in net real estate sales. This is attributable to increases in volume of acres sold, partially offset by a decrease in average price realized per acre.

Costs of products sold
Costs of products sold increased $5 million – 19 percent – attributable to higher sales volumes and higher basis of real estate sold.

Net contribution to earnings

Net contribution to earnings for the quarter increased $32 million – 213 percent – primarily attributable to increased gross margin as explained above.

Comparing Year-to-Date 2017 with Year-to-Date 2016

Net sales - Unaffiliated buyers

Net sales to unaffiliated buyers increased $56 million – 45 percent – attributable to:

•	Net real estate sales increased $41 million – 47 percent – attributable to increases in volume of acres sold, partially offset by a decrease in average price realized per acre.

•	Net energy and natural resources sales increased $15 million – 39 percent – due primarily to increases in sales volumes attributable to the operations acquired in our merger with Plum Creek.

Costs of products sold

Costs of products sold increased $2 million – 3 percent – attributable to increased costs of products sold in Energy and natural resources, attributable to increased ENR sales volumes.

Net contribution to earnings

Net contribution to earnings increased $54 million – 129 percent – attributable to increased gross margin as explained above.

REAL ESTATE SALES STATISTICS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
	SEPTEMBER 2017	SEPTEMBER 2016	2017 VS. 2016	SEPTEMBER 2017	SEPTEMBER 2016	2017 VS. 2016
Acres sold	35,749	12,853	22,896	59,009	38,098	20,911
Average price per acre	$1,784	$2,354	$(570)	$2,081	$2,271	$(190)

WOOD PRODUCTS

How We Did Third Quarter 2017 and Year-to-Date 2017

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2017	SEPTEMBER 2016	2017 VS. 2016	SEPTEMBER 2017	SEPTEMBER 2016	2017 VS. 2016
Net sales:
Structural lumber	$525	$495	$30	$1,541	$1,412	$129
Engineered solid section	131	119	12	378	343	35
Engineered I-joists	93	79	14	251	218	33
Oriented strand board	243	199	44	671	544	127
Softwood plywood	45	48	(3)	136	133	3
Medium density fiberboard	48	49	(1)	146	113	33
Other products produced	68	51	17	206	143	63
Complementary building products	146	137	9	417	397	20
Total	$1,299	$1,177	$122	$3,746	$3,303	$443
Costs of products sold	$1,005	$980	$25	$2,933	$2,799	$134
Operating income and Net contribution to earnings	$40	$170	$(130)	$389	$413	$(24)

Comparing Third Quarter 2017 with Third Quarter 2016

Net sales

Net sales increased $122 million – 10 percent – primarily due to:

•	a $44 million increase in oriented strand board sales, attributable to a 28 percent increase in average sales realizations, partially offset by a 5 percent decrease in sales volumes.

•	a $30 million increase in structural lumber sales, attributable to a 12 percent increase in average sales realizations, partially offset by a 5 percent decrease in sales volumes.

•
a $17 million increase in other products produced, primarily attributable to increased chip sales, which were previously sold to our former Cellulose Fibers segment and were intersegment sales during third quarter 2016. Upon completion of the sales of our former Cellulose Fibers businesses, chips previously sold to Cellulose Fibers are sales to unaffiliated customers.

•	a $14 million increase in engineered I-joists, attributable to a 15 percent increase in sales volumes and a 4 percent increase in average sales realizations.

•	a $12 million increase in engineered solid section, attributable to a 7 percent increase in average sales realizations and a 3 percent increase in sales volumes.

Costs of products sold

Costs of products sold increased $25 million – 3 percent – primarily due to an increase in log and manufacturing costs, offset by a decrease in sales volume.

Operating income and Net contribution to earnings

Operating income and Net contribution to earnings decreased $130 million – 76 percent – primarily attributable to:

•	increased "Charges for product remediation" – $190 million. Refer to Note 16: Charges for Product Remediation for further information.

•	a $6 million impairment on non-strategic assets recognized during third quarter 2017. Refer to Note 15: Charges for Integration and Restructuring, Closures and Asset Impairments for further detail.

•	increased "Other operating costs, net," related to retroactive and prospective countervailing and antidumping duties – $5 million. Refer to Softwood Lumber Agreement for further information.

These increases were partially offset by increased gross margin, as explained above.

Comparing Year-to-Date 2017 with Year-to-Date 2016

Net sales

Net sales increased $443 million – 13 percent – primarily due to:

•	a $129 million increase in structural lumber sales, attributable to a 12 percent increase in average sales realizations, partially offset by a 2 percent decrease in sales volumes.

•	a $127 million increase in oriented strand board sales, attributable to a 24 percent increase in average sales realizations, partially offset by a 1 percent decrease in sales volumes.

•
a $63 million increase in other products produced, primarily attributable to increased chip sales, which were previously sold to our former Cellulose Fibers segment and were intersegment sales during year-to-date 2016. Upon completion of the sales of our former Cellulose Fibers businesses, chips previously sold to Cellulose Fibers are sales to unaffiliated customers.

•	a $35 million increase in engineered solid section, attributable to a 8 percent increase in sales volumes and a 2 percent increase in average sales realizations.

•	a $33 million increase in engineered I-joists, attributable to a 13 percent increase in sales volumes and a 2 percent increase in average sales realizations.

•	a $33 million increase in medium density fiberboard sales, attributable to a 20 percent increase in sales volumes and a 7 percent increase in average sales realizations.

Costs of products sold

Costs of products sold increased $134 million – 5 percent – primarily due to an increase in log and manufacturing costs, offset by a decrease in sales volume.

Operating income and Net contribution to earnings

Operating income and Net contribution to earnings decreased $24 million – 6 percent – primarily attributable to:

•	increased "Charges for product remediation" – $240 million. Refer to Note 16: Charges for Product Remediation for further information.

•
increased "Other operating costs, net," primarily related to retroactive and prospective countervailing and antidumping duties – $16 million. Refer to Softwood Lumber Agreement for further information.

•	a $6 million impairment on non-strategic assets recognized during third quarter 2017. Refer to Note 15: Charges for Integration and Restructuring, Closures and Asset Impairments for further detail.

These increased charges were partially offset by increased gross margin, as explained above.

THIRD-PARTY SALES VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS(1)	SEPTEMBER 2017	SEPTEMBER 2016	2017 VS. 2016	SEPTEMBER 2017	SEPTEMBER 2016	2017 VS. 2016
Structural lumber – board feet	1,172	1,233	(61)	3,548	3,634	(86)
Engineered solid section – cubic feet	6.4	6.2	0.2	19.2	17.7	1.5
Engineered I-joists – lineal feet	60	53	7	166	147	19
Oriented strand board – square feet (3/8”)	741	776	(35)	2,274	2,296	(22)
Softwood plywood – square feet (3/8”)	117	127	(10)	358	368	(10)
Medium density fiberboard – square feet (3/4”)	58	64	(6)	177	147	30

(1)	Sales volumes include sales of internally produced products and products purchased for resale primarily through our distribution business.

PRODUCTION AND OUTSIDE PURCHASE VOLUMES

Outside purchase volumes are primarily purchased for resale through our distribution business. Production volumes are produced for sale through our own sales organizations and through our distribution business. Production of oriented strand board and engineered solid section are also used to manufacture engineered I-joists.

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS	SEPTEMBER 2017	SEPTEMBER 2016	2017 VS. 2016	SEPTEMBER 2017	SEPTEMBER 2016	2017 VS. 2016
Structural lumber – board feet:
Production	1,093	1,130	(37)	3,391	3,464	(73)
Outside purchase	52	65	(13)	152	193	(41)
Total	1,145	1,195	(50)	3,543	3,657	(114)
Engineered solid section – cubic feet:
Production	6.4	5.7	0.7	19.3	17.2	2.1
Outside purchase	0.4	—	0.4	1.4	—	1.4
Total	6.8	5.7	1.1	20.7	17.2	3.5
Engineered I-joists – lineal feet:
Production	58	49	9	161	141	20
Outside purchase	6	3	3	12	7	5
Total	64	52	12	173	148	25
Oriented strand board – square feet (3/8”):
Production	744	777	(33)	2,256	2,259	(3)
Outside purchase	105	102	3	309	261	48
Total	849	879	(30)	2,565	2,520	45
Softwood plywood – square feet (3/8”):
Production	88	105	(17)	284	304	(20)
Outside purchase	21	22	(1)	62	66	(4)
Total	109	127	(18)	346	370	(24)
Medium density fiberboard – square feet (3/4"):
Production	63	68	(5)	182	155	27
Outside purchase	—	—	—	—	—	—
Total	63	68	(5)	182	155	27

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

NET CONTRIBUTION TO EARNINGS – UNALLOCATED ITEMS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2017	SEPTEMBER 2016	2017 VS. 2016	SEPTEMBER 2017	SEPTEMBER 2016	2017 VS. 2016
Unallocated corporate function expense	$(19)	$(21)	$2	$(55)	$(62)	$7
Unallocated share-based compensation	(1)	(4)	3	(7)	(5)	(2)
Unallocated pension service costs	(1)	(2)	1	(3)	(4)	1
Foreign exchange gain (loss)	3	(1)	4	—	13	(13)
Elimination of intersegment profit in inventory and LIFO	3	2	1	(6)	(6)	—
Gains on sales of non-strategic assets	4	1	3	8	45	(37)
Charges for integration and restructuring, closures and asset impairments:
Plum Creek merger- and integration-related costs	(6)	(14)	8	(20)	(132)	112
Other restructuring, closures, and asset impairments	—	(1)	1	—	(2)	2
Other	5	(5)	10	(13)	(29)	16
Operating income (loss)	(12)	(45)	33	(96)	(182)	86
Equity earnings from joint venture(1)	—	8	(8)	—	20	(20)
Non-operating pension and other postretirement benefit (costs) credits (2)	(16)	13	(29)	(46)	37	(83)
Interest income and other	11	15	(4)	29	34	(5)
Net contribution to earnings	$(17)	$(9)	$(8)	$(113)	$(91)	$(22)

(1)	The quarter and year-to-date period ended 2016 includes equity earnings from our Timberland Venture, which effective August 31, 2016, is consolidated as a wholly-owned subsidiary.

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

Comparing Third Quarter 2017 with Third Quarter 2016

Changes in Unallocated Items were primarily related to:

•
a $29 million increase in expense related to "Non-operating pension and other postretirement benefit (costs) credits" due to a decrease in the expected return on our plan assets and an increase in the amortization of actuarial losses.

•	charges related to our merger with Plum Creek decreased $8 million. Refer to Note 15: Charges for Integration and Restructuring, Closures and Asset Impairments.
Comparing Year-to-Date 2017 with Year-to-Date 2016

Changes in Unallocated Items were primarily related to:

•	charges related to our merger with Plum Creek decreased $112 million. Refer to Note 15: Charges for Integration and Restructuring, Closures and Asset Impairments.

•
an increase in expense related to "Non-operating pension and other postretirement benefit (costs) credits" due to a decrease in the expected return on our plan assets and an increase in the amortization of actuarial losses – $83 million.

•
a $37 million decrease in gains on sales of non-strategic assets, primarily due to a $36 million pretax gain recognized in first quarter 2016 related to the sale of our Federal Way, Washington headquarters campus, which is recorded in "Other operating costs (income), net" in our Consolidated Statement of Operations.

•
a decrease in equity earnings from our joint venture – $20 million. As of August 31, 2016, the Timberland Venture became a fully consolidated, wholly owned subsidiary and therefore eliminated our equity method investment at that time. Refer to Note 18: Income Taxes for further information.

INTEREST EXPENSE

Our interest expense, net of capitalized interest incurred was:

•	$98 million for the third quarter 2017 and $297 million for year-to-date 2017; and

•	$114 million for the third quarter 2016 and $323 million for year-to-date 2016.

Interest expense decreased $16 million compared to third quarter 2016 and $26 million compared to year-to-date 2016 primarily due to the decreased average outstanding debt in 2017 versus 2016. During first quarter 2016, we entered into two term loans totaling $2.5 billion, both of which were paid in full and terminated in fourth quarter 2016. As such, only the results for 2016 included interest incurred on these loans.

INCOME TAXES

Our provision for income taxes for our continuing operations was:

•	$(27) million for the third quarter 2017 and $31 million year-to-date 2017; and

•	$22 million for the third quarter 2016 and $64 million year-to-date 2016.

Our provision for income taxes is primarily driven by earnings generated by our taxable REIT subsidiaries. Overall performance results for our business segments can be found in Consolidated Results.

Refer to Note 18: Income Taxes for additional information.

LIQUIDITY AND CAPITAL RESOURCES

We are committed to maintaining an appropriate capital structure that enables us to:

•	protect the interests of our shareholders and lenders; and

•	maintain access to all major financial markets.

CASH FROM OPERATIONS

Consolidated net cash provided by our operations was:

•	$847 million for year-to-date 2017; and

•	$886 million for year-to-date 2016.

Comparing Year-to-Date 2017 with Year-to-Date 2016

Net cash provided by our operations decreased $39 million, primarily due to:

•	decreased operating cash flows from discontinued operations of $192 million and

•	an increase in cash paid for income taxes of $155 million.

These decreases were offset by increased cash flows from our business segments of $347 million. See Performance Measures for our Adjusted EBITDA by segment.

CASH FROM INVESTING ACTIVITIES

Consolidated net cash provided by investing activities was:

•	$192 million for year-to-date 2017; and

•	$591 million for year-to-date 2016.

Comparing Year-to-Date 2017 with Year-to-Date 2016

Net cash from investing activities decreased $399 million, primarily due to the following non-recurring cash inflows that occurred in 2016:

•	$440 million of proceeds from contribution of timberlands to the Twin Creeks Venture;

•	$287 million of proceeds from the sale of our liquid packaging board business in the third quarter 2016; and

•	$70 million of proceeds from the sale of our Federal Way, Washington headquarters campus.
These were offset by approximately $403 million of proceeds from the sale of our Uruguayan operations in the third quarter 2017.

Summary of Capital Spending by Business Segment

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2017	SEPTEMBER 2016
Timberlands	$79	$77
Real Estate & ENR	2	1
Wood Products	176	152
Unallocated Items	2	10
Discontinued operations	—	63
Total	$259	$303

We expect our net capital expenditures for 2017 to be $435 million, which is comparable to 2016 capital spending for continuing operations. The amount we spend on capital expenditures could change due to:

•	capital allocation priorities,

•	future economic conditions,

•	environmental regulations,

•	changes in the composition of our business,

•	weather and

•	timing of equipment purchases.

CASH FROM FINANCING ACTIVITIES

Consolidated net cash used in financing activities was:

•	$1,218 million for year-to-date 2017; and

•	$1,710 million for year-to-date 2016.

Comparing Year-to-Date 2017 with Year-to-Date 2016

Net cash used in financing activities decreased $492 million primarily due to the following:

•	a $2.0 billion decrease in cash paid to repurchase common shares in 2016;

•	repayment of Plum Creek's outstanding debt at the merger date in 2016 in the amount of $720 million; and

•	a $22 million decrease in cash dividends paid on preference shares.

These were offset by $1.7 billion of cash proceeds from issuance of new term loan credit facilities during 2016, as compared to $225 million of cash proceeds from issuance of new term loans in 2017. Additionally, payments of long-term debt increased by $108 million in year-to-date 2017.

Lines of Credit

During March 2017, we entered into a new $1.5 billion five-year senior unsecured revolving credit facility that expires in March 2022. This replaces a $1 billion senior unsecured revolving credit facility that was set to expire September 2018. As of September 30, 2017, there were no borrowings outstanding.

Refer to Note 10: Long-Term Debt and Lines of Credit for further information.

Debt Covenants

As of September 30, 2017, Weyerhaeuser Company was in compliance with its debt covenants. There have been no significant changes during third quarter 2017 to the debt covenants presented in our 2016 Annual Report on Form 10-K for our existing long-term debt instruments.

Term Loan Payment and Replacement

On July 24, 2017 we prepaid a $550 million variable-rate term loan originally set to mature in 2020 (2020 term loan). The 2020 term loan was prepaid using available cash of $325 million as well as borrowing proceeds from a new $225 million variable-rate term loan set to mature in 2026 (2026 term loan).

During August 2017, we paid our $281 million 6.95% debentures, originally set to mature in August 2017.

Refer to Note 10: Long-Term Debt and Lines of Credit for further information.

Option Exercises

We received cash proceeds from the exercise of stock options of:

•	$89 million in 2017; and

•	$48 million in 2016.

Our average stock price was $33.01 and $29.74 for year-to-date 2017 and 2016, respectively.

Paying Dividends and Repurchasing Stock

We paid cash dividends on common shares of:

•	$699 million in 2017; and

•	$700 million in 2016.

The slight decrease in dividends paid is due to decreased common shares outstanding at the dividend record dates.

The 2016 Share Repurchase Authorization was approved in November 2015 by our Board of Directors and authorized management to repurchase up to $2.5 billion of outstanding shares. During third quarter 2017, we did not repurchase any shares. As of September 30, 2017, we had remaining authorization of $500 million for future stock repurchases.

We record share repurchases upon the trade date as opposed to the settlement date when cash is disbursed. We record a liability for repurchases that have not been cash settled. There were no unsettled repurchases as of September 30, 2017.

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

ADJUSTED EBITDA BY SEGMENT

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2017	SEPTEMBER 2016	2017 VS. 2016	SEPTEMBER 2017	SEPTEMBER 2016	2017 VS. 2016
Adjusted EBITDA by Segment:
Timberlands	$220	$223	$(3)	$684	$642	$42
Real Estate & ENR	74	37	37	154	99	55
Wood Products	278	203	75	759	509	250
	572	463	109	1,597	1,250	347
Unallocated Items	(3)	(29)	26	(68)	(67)	(1)
Adjusted EBITDA	$569	$434	$135	$1,529	$1,183	$346

We reconcile Adjusted EBITDA by segment to "Net earnings" for the consolidated company and to "Operating income" for the business segments, as those are the most directly comparable U.S. GAAP measures for each. The table below reconciles Adjusted EBITDA for the quarter ended September 30, 2017:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$130
Earnings from discontinued operations, net of income taxes					—
Interest expense, net of capitalized interest					98
Income taxes					(27)
Net contribution to earnings	$131	$47	$40	$(17)	$201
Equity earnings from joint ventures	—	(1)	—	—	(1)
Non-operating pension and other postretirement benefit costs (credits)	—	—	—	16	16
Interest income and other	—	—	—	(11)	(11)
Operating income (loss)	131	46	40	(12)	205
Depreciation, depletion and amortization	89	4	37	2	132
Basis of real estate sold	—	24	—	—	24
Unallocated pension service costs	—	—	—	1	1
Special items(1)(2)	—	—	201	6	207
Adjusted EBITDA	$220	$74	$278	$(3)	$569

(1)
Special items attributable to Wood Products includes: $190 million of product remediation charges, a $6 million impairment on a non-strategic asset and $5 million of retroactive and prospective countervailing and antidumping duties.

(2)	Special items attributable to Unallocated Items include $6 million of Plum Creek merger-related costs.

The table below reconciles Adjusted EBITDA for the quarter ended September 30, 2016:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$227
Earnings from discontinued operations, net of income taxes					(65)
Interest expense, net of capitalized interest					114
Income taxes					22
Net contribution to earnings	$122	$15	$170	$(9)	$298
Equity earnings from joint ventures	—	(1)	—	(8)	(9)
Non-operating pension and other postretirement benefit costs (credits)	—	—	—	(13)	(13)
Interest income and other	—	—	—	(15)	(15)
Operating income (loss)	122	14	170	(45)	261
Depreciation, depletion and amortization	101	4	33	—	138
Basis of real estate sold	—	19	—	—	19
Unallocated pension service costs	—	—	—	2	2
Special items(1)	—	—	—	14	14
Adjusted EBITDA	$223	$37	$203	$(29)	$434

(1)	Special items include $14 million of Plum Creek merger-related costs.

The table below reconciles Adjusted EBITDA for the year-to-date period ended September 30, 2017:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$311
Earnings from discontinued operations, net of income taxes					—
Interest expense, net of capitalized interest					297
Income taxes					31
Net contribution to earnings	$267	$96	$389	$(113)	$639
Equity earnings from joint ventures	—	(1)	—	—	(1)
Non-operating pension and other postretirement benefit costs (credits)	—	—	—	46	46
Interest income and other	—	—	—	(29)	(29)
Operating income (loss)	267	95	389	(96)	655
Depreciation, depletion and amortization	270	11	108	5	394
Basis of real estate sold	—	48	—	—	48
Unallocated pension service costs	—	—	—	3	3
Special items(1)(2)(3)	147	—	262	20	429
Adjusted EBITDA	$684	$154	$759	$(68)	$1,529

(1)	Special items attributable to Timberlands include $147 million of impairment charges related to our Uruguayan operations.

(2)
Special items attributable to Wood Products includes: $240 million product remediation charges, $16 million of retroactive and prospective countervailing and antidumping duties and a $6 million impairment on a non-strategic asset.

(3)	Special items attributable to Unallocated Items include $20 million of Plum Creek merger-related costs.

The table below reconciles Adjusted EBITDA for the year-to-date period ended September 30, 2016:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$476
Earnings from discontinued operations, net of income taxes					(123)
Interest expense, net of capitalized interest					323
Income taxes					64
Net contribution to earnings	$376	$42	$413	$(91)	$740
Equity earnings from joint ventures	—	(1)	—	(20)	(21)
Non-operating pension and other postretirement benefit costs (credits)	—	—	—	(37)	(37)
Interest income and other	—	—	—	(34)	(34)
Operating income (loss)	376	41	413	(182)	648
Depreciation, depletion and amortization	266	9	96	4	375
Basis of real estate sold	—	49	—	—	49
Unallocated pension service costs	—	—	—	4	4
Special items(1)	—	—	—	107	107
Adjusted EBITDA	$642	$99	$509	$(67)	$1,183

(1)     Special items include: $132 million of Plum Creek merger-related costs, $36 million gain on sale of non-strategic assets and $11 million of legal expense.

CRITICAL ACCOUNTING POLICIES

There have been no significant changes during third quarter 2017 to our critical accounting policies presented in our 2016 Annual Report on Form 10-K.

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

SUMMARY OF LONG-TERM INDEBTEDNESS PRINCIPAL OBLIGATIONS AS OF SEPTEMBER 30, 2017

DOLLAR AMOUNTS IN MILLIONS
	2017	2018	2019	2020	2021	THEREAFTER	TOTAL	FAIR VALUE
Fixed-rate debt (1)	$—	$62	$500	$—	$719	$4,450	$5,731	$6,872
Average interest rate	—%	7.00%	7.38%	—%	5.56%	6.38%	6.37%	N/A
Variable-rate debt (1)	$—	$—	$—	$—	$—	$225	$225	$225
Average interest rate	—%	—%	—%	—%	—%	2.84%	2.84%	N/A

(1) Excludes $39 million of unamortized discounts, capitalized debt expense and fair value step-up (related to Plum Creek merger).

CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The company’s principal executive officer and principal financial officer have concluded that the company’s disclosure controls and procedures were effective as of September 30, 2017, based on an evaluation of the company’s disclosure controls and procedures as of that date.

CHANGES IN INTERNAL CONTROLS

During 2017, we integrated the acquired Plum Creek operations into our overall internal controls over financial reporting.

Except as described above, no changes occurred in the company’s internal control over financial reporting during third quarter 2017 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

LEGAL PROCEEDINGS

Refer to “Notes to Consolidated Financial Statements – Note 12: Legal Proceedings, Commitments and Contingencies.”

RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our 2016 Annual Report on Form 10-K.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no share repurchases during the third quarter and year-to-date 2017.

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

WEYERHAEUSER COMPANY
Date:	October 27, 2017

By:	/s/ Jeanne M. Hillman
Jeanne M. Hillman
Vice President and Chief Accounting Officer