Form 10-K
period 2017-12-31
WEYERHAEUSER CO
filed 2018-02-16
CIK 106535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER 1-4825
WEYERHAEUSER COMPANY
A WASHINGTON CORPORATION
91-0470860
(IRS EMPLOYER IDENTIFICATION NO.)
220 OCCIDENTAL AVENUE SOUTH, SEATTLE, WASHINGTON 98104-7800 TELEPHONE (206) 539-3000
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED:
Common Shares ($1.25 par value)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☒  Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐
   Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes    ☒  No
As of June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $25.0 billion based on the closing sale price as reported on the New York Stock Exchange Composite Price Transactions.
As of February 5, 2018, 756,097,841 shares of the registrant’s common stock ($1.25 par value) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Notice of 2018 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held May 18, 2018, are incorporated by reference into Part II and III.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K

OUR BUSINESS
We are one of the world's largest private owners of timberlands. We own or control 12.4 million acres of timberlands, primarily in the U.S., and manage an additional 14.0 million acres of timberlands under long-term licenses in Canada. We manage these timberlands on a sustainable basis in compliance with internationally recognized forestry standards. Our objective is to maximize the long-term value of timberlands we own. We analyze each timberland acre comprehensively to understand its highest-value use. We realize this value in many ways, particularly through harvesting the trees, but also by selling properties when we can create incremental value. In addition, we focus on opportunities to realize value for oil and natural gas production, construction aggregates and mineral extraction, wind power, communication tower leases and transportation rights of way that exist in our ownership.
We are also one of the largest manufacturers of wood products in North America. We provide high-quality wood products, including softwood lumber, engineered wood products, structural panels, medium density fiberboard and other specialty products. These products are primarily supplied to the residential, multi-family, industrial, light commercial and repair and remodel markets. Our manufacturing operations are located in the United States and Canada and span across 35 facility locations.
Our company is a real estate investment trust (REIT).
We are committed to operate as a sustainable company and are listed on the North American and Dow Jones World Sustainability Indices. In our operations, we focus on increasing energy and resource efficiency, reducing greenhouse gas emissions, reducing water consumption, conserving natural resources, and offering products that meet our customers' needs with superior sustainability attributes. We operate with world class safety results, understand and address the needs of the communities in which we operate, and communicate transparently.
In 2017, we generated $7.2 billion in net sales from continuing operations and employed approximately 9,300 people who serve customers worldwide.
This portion of our Annual Report on Form 10-K provides detailed information about who we are, what we do and where we are headed. Unless otherwise specified, current information reported in this Form 10-K is as of or for the fiscal year ended December 31, 2017.
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

WE CAN TELL YOU MORE
AVAILABLE INFORMATION
We meet the information-reporting requirements of the Securities Exchange Act of 1934 by filing periodic reports, proxy statements and other information with the Securities and Exchange Commission (SEC). These reports and statements — information about our company’s business, financial results and other matters — are available at:

•	the SEC website — www.sec.gov;

•	the SEC’s Public Conference Room, 100 F St. N.E., Washington, D.C., 20549, (800) SEC-0330; and

•	our website (without charge) — www.weyerhaeuser.com.
When we file the information electronically with the SEC, it also is posted to our website.

WHO WE ARE
Weyerhaeuser Timber Company was incorporated in the state of Washington in January 1900, when Frederick Weyerhaeuser and 15 partners bought 900,000 acres of timberland. Today, we are working to be the world's premier timber, land, and forest products company for our shareholders, customers and employees.

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

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 1

OUR BUSINESS SEGMENTS
In the Consolidated Results section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, you will find our overall performance results for our business segments, which are as follows:

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

EFFECT OF MARKET CONDITIONS
The health of the U.S. housing market strongly affects the performance of all our business segments. Wood Products primarily sells into the new residential building and repair and remodel markets. Demand for logs from our Timberlands segment is affected by the production of wood-based building products as well as export demand. Real Estate is affected by local real estate market conditions, such as the level of supply or demand for properties sharing the same or similar characteristics as our timberlands. Energy and Natural Resources is affected by underlying demand for commodities, including oil and gas.

COMPETITION IN OUR MARKETS
We operate in highly competitive domestic and foreign markets, with numerous companies selling similar products. Many of our products also face competition from substitutes for wood products. We compete in our markets primarily through product quality, service levels and price. We are relentlessly focused on operational excellence, producing quality products customers want and are willing to pay for, at the lowest possible cost.
Our business segments’ competitive strategies are as follows:

•	Timberlands — Extract maximum timber value from each acre we own or manage.

•	Real Estate & ENR — Deliver premiums to timber value by identifying and monetizing higher and better use lands and capturing the full value of surface and subsurface assets.

•
Wood Products — Manufacture high-quality lumber, structural panels and engineered wood products, as well as deliver complementary building products for residential, multi-family, industrial and light commercial applications at competitive costs.

SALES OUTSIDE THE U.S.
In 2017, $1,028 million — 14 percent — of our total consolidated sales from continuing operations were to customers outside the U.S. Our sales outside the U.S. are generally denominated in U.S. dollars. The table below shows sales outside the U.S. for the last three years.

DOLLAR AMOUNTS IN MILLIONS
	2017	2016 (1)	2015 (1)
Exports from the U.S.	$545	$515	$497
Canadian export and domestic sales	443	342	317
Other foreign sales	40	58	69
Total	$1,028	$915	$883
Percent of total sales	14%	14%	17%
(1) Excludes sales from Discontinued Operations. Refer to Note 3: Discontinued Operations and Other Divestitures in the Notes to Consolidated Financial Statements for further information.

OUR EMPLOYEES
We have approximately 9,300 employees. Of these employees, approximately 2,500 are members of unions covered by multi-year collective-bargaining agreements. More information about these agreements is provided in Note 9: Pension and Other Postretirement Benefit Plans in the Notes to Consolidated Financial Statements.

WHAT WE DO
This section provides information about how we:

•	grow and harvest trees;

•	maximize the value of every acre we own; and

•	manufacture and sell wood products.
For each of our business segments, we provide details about what we do, where we do it, how much we sell and where we are headed.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 2

TIMBERLANDS
Our Timberlands segment manages 12.4 million acres of private commercial timberlands in the U.S. We own 11.5 million of those acres and have long-term leases on the remaining acres. In addition, we have renewable, long-term licenses on 14.0 million acres of Canadian timberlands. The tables presented in this section include data from this segment's business units as of the end of 2017.

WHAT WE DO
Forestry Management
Our Timberlands segment:

•
plants seedlings to reforest harvested areas using the most effective regeneration method for the site and species (natural regeneration is employed and managed in parts of Canada and the northern U.S.);

•	manages our timberlands as the planted trees grow to maturity;

•	harvests trees to be converted into lumber, wood products, pellets, pulp and paper;

•	strives to sustain and maximize the timber supply from our timberlands while keeping the health of our environment a key priority; and

•	offers recreational access to the public.
Our goal is to maximize returns by selling logs and stumpage to internal and external customers. We leverage our expertise in forestry and use intensive silviculture to improve forest productivity and returns while managing our forests on a sustainable basis to meet customer needs and public expectations.
Competitive factors within each of our market areas generally include price, species, grade, quality, proximity to wood consuming facilities and the ability to consistently meet customer requirements. We compete in the marketplace through our ability to provide customers with a consistent and reliable supply of high-quality logs at scale volumes and competitive price. Our customers also value our status as a Sustainable Forestry Initiative® certified supplier.
Sustainable Forestry Practices
We manage our forests intensively to maximize the value of each acre and produce a sustainable supply of wood fiber for our customers. At the same time, we are careful to protect biological diversity, water quality and other ecosystem services. Our working forests also provide unique environmental, cultural, historical and recreational value. We work hard to protect these and other qualities, while still managing our forests to produce financially mature timber. We follow regulatory requirements, voluntary standards and certify one hundred percent of our North American timberlands under the Sustainable Forestry Initiative® (SFI) Forest Management Standard.
Canadian Forestry Operations
In Canada, we manage timberlands under long-term licenses that provide the primary source of the raw material for our manufacturing facilities in various provinces. When we harvest trees, we pay the provinces at stumpage rates set by the government. We transfer logs to our manufacturing facilities at cost, and do not generate any significant profit in the Timberlands segment from the harvest of timber from the licensed acres in Canada.
Timberlands Products

PRODUCTS	HOW THEY’RE USED
Delivered logs: • Grade logs • Fiber logs
Grade logs are made into lumber, plywood, veneer and other products used in residential homes, commercial structures, furniture, industrial and decorative applications. Fiber logs are sold to pulp, paper, and oriented strand board mills to make products used for printing, writing, packaging, homebuilding and consumer products, as well as into renewable energy and pellet manufacturing.

Timber	Standing timber is sold to third parties.
Recreational leases	Timberlands are leased to the public for recreational purposes.
Other products	Seed and seedlings grown in the U.S. and plywood produced at our mill in Uruguay (1).

(1)
Our Uruguayan operations were divested on September 1, 2017. Refer to Note 3: Discontinued Operations and Other Divestitures in the Notes to Consolidated Financial Statements for further information on this divestiture.

HOW WE MEASURE OUR PRODUCT
We use multiple units of measure when transacting business including:

•	Thousand board feet (MBF) — used in the West to measure the expected lumber recovery from a tree or log.

•	Green tons (GT) — used in the South to measure weight; factors used for conversion to product volume can vary by species, size, location and season.
We report Timberland volumes in ton equivalents. Prior to 2016, we reported Timberlands volumes information in cubic meters. Volumes for periods prior to 2016 have been converted from cubic meters to tons using conversion factors as follows:

•	West: 1.056 m3 = 1 ton

•	South: 0.818 m3 = 1 ton

•	Uruguay: 0.907 m3 = 1 ton

•	Canada: 1.244 m3 = 1 ton
WHERE WE DO IT
We manage sustainable timberlands in twenty states. This includes owned or leased acres in the following locations:

•	2.93 million acres in the western U.S. (Oregon and Washington);

•	6.95 million acres in the southern U.S. (Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, Oklahoma, South Carolina, Texas and Virginia); and

•	2.48 million acres in the northern U.S. (Maine, Michigan, Montana, New Hampshire, Vermont, West Virginia and Wisconsin).

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 3

In Canada, we manage timberlands under long-term licenses that provide raw material for our manufacturing facilities. These licenses are in Alberta, British Columbia, Ontario (license is managed by partnership) and Saskatchewan (license is managed by partnership).
Our total timber inventory — including timber on owned and leased land— is approximately 635 million tons. The amount of timber inventory does not translate into an amount of lumber or panel products because the quantity of end products varies according to the species, size and quality of the timber; and will change through time as these variables adjust.
We maintain our timber inventory in an integrated resource inventory system and geographic information system (“GIS”). The resource inventory component of the system is proprietary and is largely based on internally developed methods, including growth and yield models developed by our research and development organization. The GIS component is based on GIS software that is viewed as the standard in our industry.
Timber inventory data collection and verification techniques include the use of industry standard field sampling procedures as well as proprietary remote sensing technologies in some geographies. The data is collected and maintained at the timber stand level.
We also own and operate nurseries and seed orchards in Alabama, Arkansas, Georgia, Louisiana, Mississippi, Oregon, South Carolina, and Washington.
Summary of 2017 Standing Timber Inventory

GEOGRAPHIC AREA	MILLIONS OF TONS AT DECEMBER 31, 2017
TOTAL INVENTORY(1)
U.S.:
West
Douglas fir/Cedar	164
Whitewood	34
Hardwood	15
Total West	213
South
Southern yellow pine	263
Hardwood	83
Total South	346
North
Conifer	35
Hardwood	41
Total North	76
Total Company	635
(1) Inventory encompasses all conservation and non-harvest areas.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 4

Summary of 2017 Timberland Locations

GEOGRAPHIC AREA	THOUSANDS OF ACRES AT DECEMBER 31, 2017
	FEE OWNERSHIP	LONG-TERM LEASES	TOTAL ACRES(1)
U.S.:
West
Oregon	1,593	—	1,593
Washington	1,333	—	1,333
Total West	2,926	—	2,926
South
Alabama	390	232	622
Arkansas	1,214	18	1,232
Florida	227	84	311
Georgia	623	55	678
Louisiana	1,027	351	1,378
Mississippi	1,154	76	1,230
North Carolina	564	1	565
Oklahoma	495	—	495
South Carolina	281	—	281
Texas	30	2	32
Virginia	124	—	124
Total South	6,129	819	6,948
North
Maine	839	—	839
Michigan	558	—	558
Montana	713	—	713
New Hampshire	24	—	24
Vermont	86	—	86
West Virginia	258	—	258
Wisconsin	4	—	4
Total North	2,482	—	2,482
Total Company	11,537	819	12,356
(1) Acres include all conservation and non-harvest areas.
We provide a year-round flow of logs to internal and external customers. We sell grade and fiber logs to manufacturers that produce a diverse range of products. We also sell standing timber to third parties and lease land for recreational purposes. Our timberlands are generally well located to take advantage of road, logging and transportation systems for efficient delivery of logs to customers.
Western United States
Our Western timberlands are well situated to serve the wood product and pulp markets in Oregon and Washington. Additionally, our location on the West Coast provides access to higher-value export markets for Douglas fir and whitewood logs to Japan, China and Korea. Our largest export market is Japan where Douglas fir is the preferred species for higher-valued post and beam homebuilding. The size and quality of our Western Timberlands, coupled with their proximity to several deep-water port facilities, competitively positions us to meet the needs of Pacific Rim log markets.
Our holdings are composed primarily of Douglas fir, a species highly valued for its structural strength, stiffness and visual appearance. Most of our lands are located on the west side of the Cascade Mountain Range with soil and rainfall conditions considered favorable for growing this species. Approximately 80 percent of our lands are in established Douglas fir plantations. Our remaining holdings include a mix of whitewood and hardwood.
Our management systems and supply chain expertise provide us a competitive operating advantage in a number of areas including research and forestry, harvesting, marketing, and logistics. Additionally, our scale, diversity of timberlands ownership and infrastructure in the West Coast allow us to consistently and reliably supply logs to our customers year round.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 5

2017 Western U.S. Inventory by Species

2017 Western U.S. Inventory by Age / Species
The average age of timber harvested from our Western timberlands in 2017 was 50 years. In accordance with our sustainable forestry practices, we harvest approximately 2 percent of our Western acreage each year.
Southern United States
Our Southern acres, covering 11 states, are well situated to serve domestic wood products and pulp markets, including our own mills. Additionally, our coastal locations position us to serve a developing Asian log export market. Our holdings are comprised of 76 percent Southern yellow pine and 24 percent hardwoods.
We intensively manage our timber plantations using:

•	forestry research and planning systems to optimize log production,

•	customized silviculture prescriptions increasing productivity across our acreage and

•	innovative planting and harvesting techniques on varying Southern terrain.
Operationally, we focus on efficiently harvesting and hauling logs from our ownership and capitalizing on our scale and supply chain expertise to consistently and reliably serve customers through seasonal events.
We lease more than 95 percent of our owned Southern acreage for recreational purposes.

2017 Southern U.S. Inventory by Species

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 6

2017 Southern U.S. Inventory by Age / Species
The average age of timber harvested from our Southern timberlands in 2017 was 30 years. In accordance with our sustainable forestry practices, we harvest approximately 3 percent of our acreage each year in the South.
Northern United States
We are one of the largest private owners of northern hardwood timberlands. Our Northern acres contain a diverse mix of temperate broadleaf hardwoods and mixed conifer species across timberlands located in seven states. Species include American beech, balsam fir, birch, cedar, cherry, Douglas fir, hemlock, maple, oak, poplar, red pine, spruce, Western larch and white pine. We grow over 50 species and market over 600 product grades to a diverse mix of customers.
Our large-diameter cherry saw logs and veneer logs serve domestic and export furniture markets. Our hard maple and other appearance woods support furniture and high-value decorative applications. In addition to high value hardwood saw logs, our mix includes hardwood fiber logs for pulp and OSB applications. Hardwood pulpwood is a significant market in the Northern region and we have long term supply agreements, primarily at market rates, for nearly 86 percent of our production.
We also grow softwood logs that supply our Montana medium density fiberboard (MDF), lumber and plywood mills and other customers. Our competitive advantages include a merchandising program to capture the value of the premium hardwood logs and steep slope harvest mechanizing systems.
Regeneration is predominantly natural, augmented by planting where appropriate.

2017 Northern U.S. Inventory by Species

2017 Northern U.S. Inventory by Age / Species

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 7

The average age of timber harvested from our Northern timberlands in 2017 was 66 years. Timber harvested in the North is sold predominantly as delivered logs to domestic mills, including our manufacturing facilities located in Montana and West Virginia. In accordance with our sustainable forestry practices, we harvest approximately 1 percent of our acreage each year in the North.
Canada — Licensed Timberlands
We manage timberlands in Canada under long-term licenses from the provincial governments to secure volume for our manufacturing facilities in various provinces. The provincial governments regulate the volume of timber that may be harvested each year through Annual Allowable Cuts (AAC), which are updated every 10 years. As of December 31, 2017, our AAC by province was:

•	Alberta — 3,107 thousand tons,

•	British Columbia — 627 thousand tons,

•	Ontario — 254 thousand tons and

•	Saskatchewan — 632 thousand tons.
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
A small amount of harvested volumes are sold to unaffiliated customers.

GEOGRAPHIC AREA	THOUSANDS OF ACRES AT DECEMBER 31, 2017
TOTAL ACRES UNDER LICENSE ARRANGEMENTS
Province:
Alberta	5,398
British Columbia	1,012
Ontario(1)	2,574
Saskatchewan(1)	4,987
Total Canada	13,971
(1) License is managed by partnership.
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
Five-Year Summary of Timberlands Fee Harvest Volumes

FEE HARVEST VOLUMES IN THOUSANDS
	2017	2016	2015	2014	2013
Fee harvest volume – tons:
West	10,083	11,083	10,563	10,580	8,435
South	27,149	26,343	14,113	14,276	14,177
North	2,205	2,044	—	—	—
Uruguay(1)	822	1,119	980	1,091	902
Other(2)	1,384	701	—	—	—
Total	41,643	41,290	25,656	25,947	23,514
(1)
Our Uruguayan operations were divested on September 1, 2017. Refer to Note 3: Discontinued Operations and Other Divestitures in the Notes to Consolidated Financial Statements for further information on this divestiture.
(2)
Other includes volumes managed for the Twin Creeks Venture. Our management agreement for the Twin Creeks Venture began in April 2016 and terminated in December 2017. For additional information see Note 8: Related Parties in Notes to Consolidated Financial Statements.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 8

Five-Year Summary of Timberlands Fee Harvest Volumes - Percentage of Grade and Fiber

PERCENTAGE OF GRADE AND FIBER
		2017	2016	2015	2014	2013
West	Grade	89%	87%	87%	89%	90%
	Fiber	11%	13%	13%	11%	10%
South	Grade	52%	52%	59%	59%	57%
	Fiber	48%	48%	41%	41%	43%
North	Grade	49%	47%	—	—	—
	Fiber	51%	53%	—	—	—
Uruguay (1)	Grade	69%	66%	65%	63%	60%
	Fiber	31%	34%	35%	37%	40%
Other (2)	Grade	47%	45%	—	—	—
	Fiber	53%	55%	—	—	—
Total	Grade	63%	64%	73%	73%	69%
	Fiber	37%	36%	27%	27%	31%
(1)
Our Uruguayan operations were divested on September 1, 2017. Refer to Note 3: Discontinued Operations and Other Divestitures in the Notes to Consolidated Financial Statements for further information on this divestiture.
(2)
Other includes volumes managed for the Twin Creeks Venture. Our management agreement for the Twin Creeks Venture began in April 2016 and terminated in December 2017. For additional information see Note 8: Related Parties in Notes to Consolidated Financial Statements.

HOW MUCH WE SELL
Our net sales to unaffiliated customers over the last two years were:

•	$1.9 billion in 2017 — up 8 percent from 2016; and

•	$1.8 billion in 2016.
Effective December 31, 2017, we terminated the agreements under which we had managed the Twin Creeks timberlands. Refer to Note 8: Related Parties in Notes to Consolidated Financial Statements for further detail.
Our intersegment sales over the last two years were:

•	$762 million in 2017 — a decrease of 9 percent from 2016; and

•	$840 million in 2016.

The decrease in intersegment sales is primarily due to a decrease in chip and pulp log intersegment sales, which were previously sold to our Cellulose Fibers business segment. Refer to Note 3: Discontinued Operations and Other Divestitures in Notes to Consolidated Financial Statements for further detail regarding this divestiture.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 9

Five-Year Summary of Net Sales for Timberlands

NET SALES IN MILLIONS OF DOLLARS
	2017	2016	2015	2014	2013
To unaffiliated customers:
Delivered Logs:
West	$915	$865	$830	$972	$828
South	616	566	241	257	256
North	95	91	—	—	—
Other(1)	59	38	24	22	19
Total	1,685	1,560	1,095	1,251	1,103
Stumpage and pay-as-cut timber	73	85	37	18	9
Uruguay operations(2)	63	79	87	88	76
Recreational lease revenue	59	44	25	22	21
Other products(3)	62	37	29	36	40
Subtotal sales to unaffiliated customers	1,942	1,805	1,273	1,415	1,249
Intersegment sales:
United States	520	590	559	576	518
Canada	242	250	271	291	281
Subtotal intersegment sales	762	840	830	867	799
Total	$2,704	$2,645	$2,103	$2,282	$2,048
(1) Other delivered logs include sales to unaffiliated customers in Canada and sales from timberlands managed for the Twin Creeks Venture. Our management agreement for the Twin Creeks Venture began in April 2016 and terminated in December 2017. For additional information see Note 8: Related Parties in Notes to Consolidated Financial Statements.

(2) Sales from our Uruguay operations include plywood and hardwood lumber. Our Uruguayan operations were divested on September 1, 2017. Refer to Note 3: Discontinued Operations and Other Divestitures in the Notes to Consolidated Financial Statements for further information on this divestiture.

(3) Other products sales include sales of seeds and seedlings from our nursery operations, chips, and sales from our operations in Brazil (operations sold in 2014).

Five-Year Trend for Total Net Sales in Timberlands

Percentage of 2017 Sales Dollars to Unaffiliated Customers

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 10

Log Sales Volume
Logs sold to unaffiliated customers in 2017 increased 1.8 million tons — 7 percent — from 2016.

•	Sales volume in the South increased 1.9 million tons — 12 percent — primarily due to the addition of volumes harvested from acquired Plum Creek Timberlands.

•
Sales to "Other" unaffiliated customers increased 0.5 million tons — 55 percent — primarily due to increased chips sales in Canada, which we previously sold to our former Cellulose Fibers segment and were intersegment sales during 2016.

We sell three grades of logs — domestic grade, domestic fiber and export. Factors that may affect log sales in each of these categories include:

•
domestic grade log sales — lumber usage, primarily for housing starts and repair and remodel activity, the needs of our own mills and the availability of logs from both outside markets and our own timberlands;

•	domestic fiber log sales — demand for chips by pulp, containerboard mills, pellet mills and OSB mills; and

•	export log sales — the level of housing starts in Japan and construction in China.
Our sales volume includes logs purchased in the open market and all our domestic and export logs that are sold to unaffiliated customers or transferred at market prices to our internal mills.
Five-Year Summary of Log Sales Volume to Unaffiliated Customers

SALES VOLUME IN THOUSANDS
	2017	2016	2015	2014	2013
Logs – tons:
West	8,202	8,713	8,212	8,504	7,300
South	17,895	15,967	6,480	6,941	7,198
North	1,574	1,500	—	—	—
Uruguay (1)	291	470	714	667	394
Other (2)	1,458	943	551	474	410
Total	29,420	27,593	15,957	16,586	15,302
(1) Our Uruguayan operations were divested on September 1, 2017. Refer to Note 3: Discontinued Operations and Other Divestitures in the Notes to Consolidated Financial Statements for further information on this divestiture.

(2) Other includes our Canadian operations and managed Twin Creeks Venture. Our management agreement for the Twin Creeks Venture began in April 2016 and terminated in December 2017. For additional information see Note 8: Related Parties in Notes to Consolidated Financial Statements.

Log Prices
The majority of our log sales to unaffiliated customers involve sales to domestic sawmills and the export market. Log prices in the following tables are on a delivered (mill) basis:

Five-Year Summary of Published Domestic Log Prices (#2 Sawlog Bark On — $/MBF)

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 11

Five-Year Summary of Export Log Prices (#2 Sawlog Bark On — $/MBF)
Log prices are affected by the supply of and demand for grade and fiber logs. Export log prices are particularly affected by the Japanese housing market and Chinese demand.
WHERE WE’RE HEADED
Our competitive strategies include:

•	continuing to capitalize on our scale of operations, silviculture expertise and sustainability practices;

•
optimizing cash flow through operational excellence initiatives including merchandising for value, harvest and transportation efficiencies, and flexing harvest to capture seasonal and short-term opportunities;

•	sustaining our export and domestic market access, infrastructure and strong customer relationships;

•	increasing our recreational lease revenue stream; and

•	continuing to maximize the value of our timberlands portfolio by managing the acres with the ultimate best use in mind.

REAL ESTATE, ENERGY AND NATURAL RESOURCES
Our Real Estate & ENR segment maximizes the value of our timberland ownership through application of our asset value optimization (AVO) process and captures the full value of surface and subsurface assets, such as oil, natural gas, minerals and wind resources.
WHAT WE DO
Real Estate
Properties that exhibit higher value than commercial timberlands are monetized within our Real Estate business. We analyze existing U.S. timberland holdings using a process we call AVO. We start with understanding the value of a parcel operating as commercial timberlands and then assess the specific real estate attributes of the parcel and its corresponding market. The assessment includes demographics, infrastructure and proximity to amenities and recreation to determine the potential to yield a premium value to commercial timberland. Attributes can evolve over time, and accordingly, the assignment of value and opportunity can change.
These properties are acres we expect to sell, and/or entitle to support development, for recreational, conservation, commercial or residential purposes over time. Development, outside of entitlement activities, is typically performed by third parties. Some of our real estate activities are conducted through our taxable REIT subsidiary.
Occasionally we sell a small amount of timberlands acreage in areas where we choose to reduce our market presence, or we can capture a price that exceeds the value derivable from holding and operating as commercial timberlands. These transactions will vary based on factors including the locations and physical characteristics of the timberlands.
The timing of real estate sales is a function of many factors, including the general state of the economy, demand in local real estate markets, the ability of buyers to obtain financing, the number of competing properties listed for sale, the seasonal nature of sales (particularly in the Northern states), the plans of adjacent landowners, our expectation of future price appreciation, the timing of the harvesting activities, and the availability of government and not-for-profit funding. In any period, the average sales price per acre will vary based on the location and physical characteristics of parcels sold.
The AVO review of our legacy Weyerhaeuser Southern timberlands was completed in fourth quarter 2016. The AVO review of our legacy Weyerhaeuser Western timberlands was completed in second quarter 2017. We will continually revisit our AVO assessment of all of our U.S. timberland acres, including legacy Plum Creek acres for which AVO assessment was completed prior to the merger.
Energy and Natural Resources
We focus on maximizing potential opportunities for oil, natural gas, construction materials, industrial minerals, coal, renewable energy and rights of way easements on our timberlands portfolio and retained mineral interests.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 12

As the owner of mineral rights and interests, we typically do not invest in operations but instead enter into contracts with operators granting them the rights to explore and sell natural resources produced from our property in exchange for rents and royalties. Our primary sources of revenue are:

•	rentals and royalties from the exploration, extraction, generation and sale of minerals, oil and natural gas, coal and wind energy production;

•	rental payments from communication, energy and transportation rights of way; and

•	the occasional sale of mineral assets.
We generally reserve mineral rights when selling timberlands acreage. Some Energy and Natural Resources activities are conducted through our taxable REIT subsidiary.
Real Estate Development Joint Venture
Our share of equity earnings from WestRock-Charleston Land Partners, LLC (WR-CLP) is included in the net contribution to earnings of our Real Estate & ENR segment. WR-CLP develops and sells its acreage of high value rural lands and development-quality lands near Charleston, South Carolina. Refer to Note 8: Related Parties in Notes to Consolidated Financial Statements for further information.
Real Estate, Energy and Natural Resources Sources of Revenue

SOURCES	ACTIVITIES
Real Estate	Select timberland tracts are sold for recreational, conservation, commercial or residential purposes.
Energy and Natural Resources
• Rights are sold to explore and extract construction aggregates (rock, sand and gravel), coal, industrial materials and oil and natural gas for sale into energy markets.
• Ground leases and easements are granted to wind and solar developers to generate renewable electricity from our timberlands.
• Rights are granted to access and utilize timberland acreage for communications, pipeline, powerline and transportation rights of way.

WHERE WE DO IT
Our Real Estate business identifies opportunities to realize premium value for our U.S. timberland acreage.
Our significant Energy and Natural Resources revenue sources are located in Oregon, South Carolina and Georgia (construction material royalties); the Gulf South (oil and natural gas royalties); and West Virginia (coal reserves).
HOW MUCH WE SELL
Our net sales to unaffiliated buyers over the last two years were:

•	$280 million in 2017 — up 24 percent from 2016; and

•	$226 million in 2016.

Five-Year Summary of Net Sales for Real Estate, Energy and Natural Resources

NET SALES IN MILLIONS OF DOLLARS
	2017	2016	2015	2014	2013
Net Sales:
Real Estate	$208	$172	$75	$72	$84
Energy and Natural Resources	72	54	26	32	31
Total	$280	$226	$101	$104	$115
Five-Year Summary of Real Estate Sales Statistics

REAL ESTATE SALES STATISTICS
	2017	2016	2015	2014	2013
Acres sold	97,235	82,687	27,390	24,583	25,781
Average price per acre	$2,079	$2,072	$2,490	$2,428	$2,462
WHERE WE’RE HEADED
Our competitive strategies include:

•	continuing to apply the AVO process to identify opportunities to capture a premium to timber value;

•	maintaining a flexible, low-cost execution model by continuing to leverage strategic relationships with outside real estate brokers;

•	capturing the full value of our oil and natural gas, aggregates and industrial minerals, and wind renewable energy resources; and

•	delivering the most value from every acre.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 13

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
Summary of Wood Products Capacities and Principal Manufacturing Locations as of December 31, 2017

CAPACITIES IN MILLIONS
	PRODUCTION CAPACITY	NUMBER OF FACILITIES	FACILITY LOCATION
Structural lumber – board feet	4,985	19	Alabama, Arkansas, Louisiana (2), Mississippi (3), Montana, North Carolina (3), Oklahoma, Oregon (2), Washington (2), Alberta (2), British Columbia
Engineered solid section – cubic feet(1)	43	6	Alabama, Louisiana, Oregon, West Virginia, British Columbia, Ontario
Oriented strand board – square feet (3/8”)	3,035	6	Louisiana, Michigan, North Carolina, West Virginia, Alberta, Saskatchewan
Softwood plywood – square feet (3/8”)	610	3	Arkansas, Louisiana, Montana
Medium density fiberboard – square feet (3/4")	265	1	Montana
(1)
This represents total press capacity. Three facilities also produce I-Joist to meet market demand. In 2017, approximately 26 percent of the total press production was converted into 213 lineal feet of I-Joist.

Production capacities listed represent annual production volume under normal operating conditions and producing a normal product mix for each individual facility.
We also own or lease 18 distribution centers in the U.S. where our products and complementary building products are sold.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 14

Five-Year Summary of Wood Products Production

PRODUCTION IN MILLIONS
	2017	2016	2015	2014	2013
Structural lumber – board feet	4,509	4,516	4,252	4,152	4,084
Engineered solid section – cubic feet(1)	25.1	22.8	20.9	20.4	18.0
Engineered I-joists – lineal feet(1)	213	184	185	182	168
Oriented strand board – square feet (3/8”)	2,995	2,910	2,847	2,749	2,723
Softwood plywood – square feet (3/8”)(2)	370	396	248	252	241
Medium density fiberboard – square feet (3/4")	232	209	—	—	—
(1) Weyerhaeuser engineered solid section facilities also may produce engineered I-joist. (2) All Weyerhaeuser plywood facilities also produce veneer.
HOW MUCH WE SELL
Revenues of our Wood Products segment come from sales to wood products dealers, do-it-yourself retailers, builders and industrial users. Wood Products net sales were $5.0 billion in 2017 and $4.3 billion in 2016.
Five-Year Summary of Net Sales for Wood Products

NET SALES IN MILLIONS OF DOLLARS
	2017	2016	2015	2014	2013
Structural lumber	$2,058	$1,839	$1,741	$1,901	$1,873
Engineered solid section	500	450	428	402	353
Engineered I-joists	336	290	284	277	247
Oriented strand board	904	707	595	610	809
Softwood plywood	176	174	129	143	144
Medium density fiberboard	183	158	—	—	—
Other products produced (1)	276	201	189	176	171
Complementary building products	541	515	506	461	412
Total	$4,974	$4,334	$3,872	$3,970	$4,009
(1) Includes wood chips and other byproducts.

Five-Year Trend for Total Net Sales in Wood Products

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 15

Percentage of 2017 Net Sales Dollars in Wood Products

Wood Products Volume
Five-Year Summary of Sales Volume for Wood Products

SALES VOLUME(1) IN MILLIONS
	2017	2016	2015	2014	2013
Structural lumber – board feet	4,658	4,723	4,588	4,463	4,436
Engineered solid section – cubic feet	25.1	23.3	21.3	20.0	18.2
Engineered I-joists – lineal feet	220	195	188	184	177
Oriented strand board – square feet (3/8”)	2,971	2,934	2,972	2,788	2,772
Softwood Plywood – square feet (3/8”)	453	481	381	395	402
Medium density fiberboard – square feet (3/4")	222	206	—	—	—
(1) Sales volume includes sales of internally produced products and complementary building products sold primarily through our distribution centers.

Wood Products Prices
Prices for commodity wood products — Structural lumber, OSB and Plywood — increased in 2017 from 2016.
In general, the following factors influence sales realizations for wood products:

•
Demand for wood products used in residential and multi-family construction and the repair and remodel of existing homes affects prices. Residential and multi-family construction is influenced by factors such as population growth and other demographics, the level of employment, consumer confidence, consumer income, availability of financing and interest rate levels, and the supply and pricing of existing homes on the market. Repair and remodel activity is affected by the size and age of existing housing inventory and access to home equity financing and other credit.

•
The availability of supply of commodity building products such as structural lumber, OSB and plywood affects prices. A number of factors can influence supply, including changes in production capacity and utilization rates, weather, raw material supply and availability of transportation.

Demand for wood products continued to improve in 2017. The following graphs reflect product price trends for the past five years.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 16

Five-Year Summary of Published Lumber Prices — $/MBF

Five-Year Summary of Published Oriented Strand Board Price — $/MSF
WHERE WE’RE HEADED
Our competitive strategies include:

•	Industry leading controllable manufacturing costs through operational excellence and disciplined capital execution;

•	strong alignment with fiber supply;

•	leverage our brand and reputation as the preferred provider of quality building products; and

•	pursue disciplined, profitable sales growth in target markets.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 17

EXECUTIVE OFFICERS OF THE REGISTRANT
Adrian M. Blocker, 61, has been senior vice president, Wood Products since January 2015. Previously, he served as senior vice president, Lumber, from August 2013 to December 2014. He joined the company in May 2013 as vice president, Lumber. Prior to joining the company, he served as CEO of the Wood Products Council. He has held numerous leadership positions in the industry focused on forest management, fiber procurement, consumer packaging, strategic planning, business development and manufacturing, including at West Fraser, International Paper and Champion International.
Russell S. Hagen, 52, has been senior vice president and chief financial officer since February 2016. Previously, he served as senior vice president, Business Development, at Plum Creek from December 2011 to February 2016. Prior to this he was vice president, Real Estate Development, overseeing the development activities of the company's real estate, oil and gas, construction materials and bioenergy businesses. Mr. Hagen began his career in 1988 with Coopers and Lybrand, where he was a certified public accountant and led the audits of public clients in technology, banking and natural resource industries. He joined Plum Creek in 1993 as Manager of Internal Audit and held director-level positions in accounting, financial operations, risk management and information technology.
Kristy T. Harlan, 44, has been senior vice president, general counsel and corporate secretary since January 2017. She leads the company's Law department, with responsibility for global legal, compliance, real estate services and land title functions. Before joining the company, she was a partner at K&L Gates LLP since 2007. Previously, she worked as an attorney at Preston Gates & Ellis LLP and Akin Gump Strauss Hauer & Feld.
Devin W. Stockfish, 44, has been senior vice president, Timberlands, since January 2018. Previously, he has served as senior vice president, general counsel and corporate secretary, and vice president, Western Timberlands. He joined the company in March 2013 as corporate secretary and assistant general counsel. Before joining the company, he was vice president & associate general counsel at Univar Inc. where he focused on mergers and acquisitions, corporate governance and securities law. Previously, he was an attorney in the law department at Starbucks Corporation and practiced corporate law at K&L Gates LLP. Before he began practicing law, Mr. Stockfish was an engineer with the Boeing Company.
James A. Kilberg, 61, has been senior vice president, Real Estate, Energy and Natural Resources, since April 2016. In this position, he oversees the company's real estate development, land asset management, conservation, mitigation banking, recreational lease management, oil and gas, construction materials, heavy minerals, wind and water. Prior to joining the company, he served as Plum Creek's senior vice president, Real Estate, Energy and Natural Resources, from 2006 until February 2016, and as Plum Creek’s vice president, Land Management, from 2001 until 2006. Prior to joining Plum Creek, Mr. Kilberg held several executive positions in real estate, asset management and development. He currently serves on the board of the Georgia Chamber of Commerce and the Alliance Theater, as well as the Corporate Council of the Land Trust Alliance.
Denise M. Merle, 54, has been senior vice president, Human Resources and Information Technology, since February 2016. Prior to her current role, she was senior vice president, Human Resources and Investor Relations, since August 2014; and senior vice president, Human Resources, since February 2014. She was director, Finance and Human Resources, for the Lumber business since 2013. Prior to that, she was director, Compliance & Enterprise Planning, from 2009 to 2013, and director, Internal Audit, from 2004 to 2009. She has also held various roles in the company's paper and packaging businesses, including finance, capital planning and analysis, and business development. She is a licensed CPA in the state of Washington. She serves on the Board of Advisors of the Seattle University business school.
Doyle R. Simons, 54, has been president and chief executive officer since August 2013 and a director of the company since June 2012. He was appointed chief executive officer-elect and an executive officer of the company in June 2013. Prior to joining the company, he served as chairman and chief executive officer of Temple-Inland, Inc., from 2008 until February 2012 when it was acquired by International Paper Company. He held various management positions with Temple-Inland, including executive vice president from 2005 through 2007 and chief administrative officer from 2003 to 2005. Prior to joining Temple-Inland in 1992, he practiced real estate and banking law with Hutcheson and Grundy, L.L.P. He also serves on the Board of Fiserv, Inc.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 18

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

REGULATIONS AFFECTING FORESTRY PRACTICES
In the United States, regulations established by federal, state and local government agencies to protect water quality, wetlands and other wildlife habitat could affect future harvests and forest management practices on our timberlands. Forest practice laws and regulations that affect present or future harvest and forest management activities in certain states include:

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
- protect environmental values and
- encourage other stewardship values.
In Canada, 21 member companies of the Forest Products Association of Canada (FPAC), including Weyerhaeuser’s Canadian subsidiary, announced in May 2010 the signing of a Canadian Boreal Forest Agreement (CBFA) with nine environmental organizations. The CBFA applies to approximately 72 million hectares of public forests licensed to FPAC members and, when fully implemented, was expected to lead to the conservation of significant areas of Canada’s boreal forest and protection of boreal species at risk, in particular, woodland caribou. While the CBFA mandate came to an end in 2017, CBFA signatories continue to work on management plans with provincial governments, and seek the participation of aboriginal and local communities in advancing the goals of the CBFA.

ENDANGERED SPECIES PROTECTIONS
In the United States, a number of fish and wildlife species that inhabit geographic areas near or within our timberlands have been listed as threatened or endangered under the federal Endangered Species Act (ESA) or similar state laws, such as:

•	the northern spotted owl, the marbled murrelet, a number of salmon species, bull trout and steelhead trout in the Pacific Northwest;

•	several freshwater mussel and sturgeon species; and

•	the red-cockaded woodpecker, gopher tortoise, gopher frog, dusky gopher frog, American burying beetle and Northern long-eared bat in the South or Southeast.
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

Such actions could increase our operating costs and affect timber supply and prices in general. To date, we do not believe that these measures have had, and we do not believe that in 2018 they will have, a significant effect on our harvesting operations. We anticipate that likely future actions will not disproportionately affect Weyerhaeuser as compared with comparable operations of U.S. competitors.
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

•
In 2017, the Provinces were required to update the federal government on any progress associated with their draft caribou range plans. These draft plans will be further evaluated in 2018, and any additional information on potential impacts to forest harvest operations will be released.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 19

The identification and protection of habitat and the implementation of range plans and land use action plans may, over time, result in additional restrictions on timber harvests and other forest management practices that could increase operating costs for operators of timberlands in Canada. To date, we do not believe that these Canadian measures have had, and we do not believe that in 2018 they will have, a significant effect on our harvesting operations. We anticipate that likely future measures will not disproportionately affect Weyerhaeuser as compared with similar operations of Canadian competitors.

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

WHAT THESE REGULATIONS AND CERTIFICATION PROGRAMS MEAN TO US
The regulatory and non-regulatory forest management programs described above have:

•	increased our operating costs;

•	resulted in changes in the value of timber and logs from our timberlands;

•	contributed to increases in the prices paid for wood products and wood chips during periods of high demand;

•	sometimes made it more difficult for us to respond to rapid changes in markets, extreme weather or other unexpected circumstances; and

•	potentially encouraged further reductions in the use of, or substitution of other products for, lumber, oriented strand board, engineered wood products and plywood.
We believe that these kinds of programs have not had, and in 2018 will not have, a significant effect on our total harvest of timber in the United States or Canada. However, these kinds of programs may have such an effect in the future. We expect we will not be disproportionately affected by these programs as compared with typical owners of comparable timberlands. We also expect that these programs will not significantly disrupt our planned operations over large areas or for extended periods.

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
We believe that such claims will not have a significant effect on our total harvest of timber or production of forest products in 2018, although they may have such an effect in the future. In 2008, FPAC, of which we are a member, signed a Memorandum of Understanding with the Assembly of First Nations, under which the parties agree to work together to strengthen Canada’s forest sector through economic-development initiatives and business investments, strong environmental stewardship and the creation of skill-development opportunities particularly targeted to aboriginal youth.

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

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 20

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
We spent approximately $15 million in 2017 and expect to spend approximately $14 million in 2018 on environmental remediation of these sites.
It is our policy to accrue for environmental-remediation costs when we:

•	determine it is probable that such an obligation exists and

•	can reasonably estimate the amount of the obligation.
We currently believe it is reasonably possible that our costs to remediate all the identified sites may exceed our current accruals of $48 million. Based on currently available information and analysis, remediation costs for all identified sites may exceed our existing reserves by up to $150 million. This estimate of the upper end of the range of reasonably possible additional costs is much less certain than the estimates we currently are using to determine how much to accrue. The estimate of the upper range also uses assumptions less favorable to us among the range of reasonably possible outcomes.

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
Between 2011 and 2015, the EPA issued three related portions of new MACT standards for industrial boilers and process heaters. In July 2016, a court decision was issued that remains unsettled at this time, but which will cause certain of the emissions standards to be re-issued. Some of these re-issued emissions standards will be applicable to a small number of our wood products mills. Because the court decision remains unsettled and because we do not know how or when the EPA will implement the final court decision, we cannot predict whether or when the emission standard revisions may have a material impact on regulatory compliance costs at our mills. We do not expect any material expenditures in 2017 to comply with MACT standards.
The EPA must still promulgate supplemental MACT standards for plywood, lumber and composite wood products facilities. The EPA is expected to collect information for these future rulemakings in 2017.
We cannot currently quantify the amount of capital we will need in the future to comply with new regulations being developed by the EPA because final rules have not been promulgated.
In 2010, the EPA issued a final greenhouse gas rule limiting the growth of emissions from new projects meeting certain thresholds. On June 23, 2014, the US Supreme Court issued a decision that removed potential applicability of the underlying 2010 regulations based solely on greenhouse gas emissions and limited application of the rule’s technology requirements to larger emission sources as a result of new emissions from non-greenhouse gas pollutants. As a result of this Supreme Court ruling, EPA is expected to issue new regulations to set thresholds for when the greenhouse gas technology requirements apply if the non-greenhouse gas emissions trigger the rule in the first instance. The impact of the Supreme Court ruling is to end the potential applicability of the technology requirements for our smaller manufacturing operations and limit the applicability for our other operations.
In 2015, the EPA issued an extensive regulatory program for new and existing electric utility generating units to scale back emissions of greenhouse gas carbon dioxide (CO2) arising from fossil fuel use to generate electricity. EPA also proposed additional regulations related to how states and federal agencies may implement the requirements finalized in 2015. This regulatory program potentially will have indirect impacts on our operations, such as from rising purchased electricity prices or from mandated energy demand reductions that could apply to our mills and other facilities that we operate. We are evaluating the regulations and additional proposals but are not able to predict whether the regulations, when complete and implemented, will have a material impact on our operations.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 21

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

•	determined to achieve this goal by increasing energy efficiency and using more greenhouse gas-neutral, biomass fuels instead of fossil fuels; and

•	reduced greenhouse gas emissions by approximately 25 percent considering changes in the asset portfolio according to 2014 data, compared to our 2000 baseline.
Additional factors that could affect greenhouse gas emissions in the future include:

•	policy proposals by federal or state governments regarding regulation of greenhouse gas emissions,

•	Congressional legislation regulating greenhouse gas emissions within the next several years and

•	establishment of a multistate or federal greenhouse gas emissions reduction trading system with potentially significant implications for all U.S. businesses.
We believe these developments have not had, and in 2018 will not have, a significant effect on our operations. Although these measures could have a material adverse effect on our operations in the future, we expect that we will not be disproportionately affected by these measures as compared with owners of comparable operations. We maintain an active forestry research program to track and understand any potential effect from actual climate change related parameters that could affect the forests we own and manage and do not anticipate any disruptions to our planned operations.

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
We believe these measures have not had, and in 2018 will not have, a significant effect on our operations. Although these measures could have a material adverse effect on our operations in the future, we expect that we will not be disproportionately affected by these measures as compared with owners of comparable operations. We also expect that these measures will not significantly disrupt our planned operations.

REGULATION OF WATER
In the U.S., as a result of litigation under the federal Clean Water Act, additional federal or state permits are now required in some states for the application of pesticides, including herbicides, on timberlands. Those permits have entailed payment of additional costs. In 2015, federal regulatory agencies adopted rules that potentially expand the definition of waters subject to federal Clean Water Act jurisdiction, which could increase the scope and number of permits required for forestry-related activities and entail additional costs for Weyerhaeuser and other forest landowners in the U.S. Those rules were challenged in various federal courts by numerous parties and states, and a nationwide injunction was issued against the rule by the Sixth Circuit Court of Appeals. The U.S. Supreme Court recently ruled that the circuit court does not have jurisdiction over the case, so the nationwide injunction will be dissolved in the immediate future, but one other injunction still blocks the rule in several states. On January 31, 2018, federal agencies took regulatory action to further delay the 2015 rules from going into effect until February 2020. That action will likely be challenged in litigation. If any such challenge is successful, other injunctive efforts will likely be pursued by the parties to one or more of the other pending cases challenging the 2015 rules, whose jurisdiction has now been confirmed by the Supreme Court.  Meanwhile, the federal agencies will likely continue to pursue the repeal of the 2015 rules entirely and replacement of them with the pre-2015 rules. We are not able to predict the ultimate resolution of these pending legal and regulatory actions.
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
In addition, in 2013, amendments to the Canadian Federal Fisheries Act came into force. These amendments change the focus from habitat protection to fisheries protection and increase penalties. We expect further changes to these regulations subsequent to review and regulatory consultations that took place in 2016, but we cannot predict the scope or potential impact, if any, on our operations.
We believe the above developments have not had, and in 2018 will not have, a significant effect on our operations. Although these measures could have a material adverse effect on our operations in the future, we expect that we will not be disproportionately affected by these measures as compared with owners of comparable operations. We also expect that these measures will not significantly disrupt our planned operations.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 22

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

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 23

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
STATEMENTS
In this report we make forward-looking statements concerning our plans, strategies, intentions and expectations, including with respect to our strategic corporate initiatives; operational excellence initiatives, including costs and product development and production; estimated taxes and tax rates; future debt payments; future dividends; future restructuring charges; expected results of litigation and other legal proceedings and the sufficiency of litigation and other contingent liability reserves; expected uses of cash, including share repurchases; expected capital expenditures; expected economic conditions, including markets, pricing and demand for our products; laws and regulations relevant to our businesses; and our expectations relating to pension contributions and benefit payments.
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

•	changes in currency exchange rates, particularly the relative value of the U.S. dollar to the yen and the Canadian dollar, and the relative value of the euro to the yen;

•	restrictions on international trade, tariffs imposed on imports and the availability and cost of shipping and transportation; economic activity in Asia, especially Japan and China;

•	performance of our manufacturing operations, including maintenance and capital requirements;

•	potential disruptions in our manufacturing operations;

•	the level of competition from domestic and foreign producers;

•	the successful execution of our internal plans and strategic initiatives, including restructuring and cost reduction initiatives;

•
the successful and timely execution and integration of our strategic acquisitions, including our ability to realize expected benefits and synergies, and the successful and timely execution of our strategic divestitures, each of which is subject to a number of risks and conditions beyond our control including, but not limited to, timing and required regulatory approvals;

•	raw material availability and prices;

•	the effect of weather;

•	the risk of loss from fires, floods, windstorms, hurricanes, pest infestation and other natural disasters;

•	energy prices;

•	transportation and labor availability and costs;

•	federal tax policies;

•	the effect of forestry, land use, environmental and other governmental regulations;

•	legal proceedings;

•	performance of pension fund investments and related derivatives;

•	the effect of timing of employee retirements and changes in the market price of our common stock on charges for share-based compensation;

•	the accuracy of our estimates of costs and expenses related to contingent liabilities;

•	changes in accounting principles; and

•	other factors described in this report under Risk Factors.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 24

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

RISKS RELATED TO OUR INDUSTRY

MACROECONOMIC CONDITIONS
The industries in which we operate are sensitive to macroeconomic conditions and consequently are highly cyclical.
The overall levels of demand for the products we manufacture and distribute reflect fluctuations in levels of end-user demand, which consequently impact our sales and profitability. End-user demand depends in large part on general macroeconomic conditions, both in the U.S. and globally, as well as on local economic conditions. Current economic conditions in the United States reflect growth at or below historical trends. Global economic conditions reflect issues such as inflation and volatile and sporadic growth in emerging countries. The length and magnitude of industry cycles vary over time, both by market and by product, but generally reflect changes in macroeconomic conditions and levels of industry capacity. Any decline or stagnation in macroeconomic conditions could cause us to experience lower sales volume and reduced margins.

COMMODITY PRODUCTS
Many of our products are commodities that are widely available from other producers.
Because commodity products have few distinguishing properties from producer to producer, competition for these products is based primarily on price, which is determined by supply relative to demand and competition from substitute products. In addition, prices for our products are affected by many other factors outside of our control. As a result, we have little influence over the timing and extent of price changes, which often are volatile. Our profitability with respect to these products depends, in part, on managing our costs, particularly raw material, labor (including contract labor) and energy costs, which represent significant components of our operating costs and can fluctuate based upon factors beyond our control. Both sales and profitability of our products are subject to volatility due to market forces beyond our control.

INDUSTRY SUPPLY OF LOGS AND WOOD PRODUCTS
Excess supply of logs and wood products may adversely affect prices and margins.
Our industry may increase harvest levels, which could lead to an oversupply of logs. Wood products producers may likewise expand manufacturing capacity, which could lead to an oversupply of manufactured wood products. Any increase of industry supply to our markets could adversely affect our prices and margins.

HOMEBUILDING MARKET AND ECONOMIC RISKS
High unemployment, low demand and low levels of consumer confidence can adversely affect our business and results of operations.
Our business is dependent upon the health of the U.S. housing market. Demand for homes is sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, the availability of financing and interest rate levels. Other factors that could limit or adversely affect demand for new homes, and hence demand for our products, include factors such as limited wage growth, increases in non-mortgage consumer debt, any weakening in consumer confidence, and any increase in foreclosure rates and distress sales of houses.
Homebuyers’ ability to qualify for and obtain affordable mortgages could be affected by changes in interest rates, changes in home loan underwriting standards and government sponsored entities and private mortgage insurance companies supporting the mortgage market.
Access to affordable mortgage financing is critical to the health of the U.S. housing market. Generally, increases in interest rates make it more difficult for home buyers to obtain mortgage financing, which could negatively affect demand for housing and, in turn, negatively affect demand for our wood products. After an extended period during which the U.S. Federal Reserve kept its benchmark interest rate at historically low levels, it began raising rates again in 2016 and 2017. The number and extent of further rate increases is uncertain.
Credit requirements were severely tightened, and the number of mortgage loans available for financing home purchases were severely reduced, during the most recent recession and ensuing credit crisis. Although the availability of credit has improved since that time, the demand for new homes could be limited or adversely affected if credit requirements were to again tighten or become more restrictive for any reason.
The liquidity provided to the mortgage industry by Fannie Mae and Freddie Mac, both of which purchase home mortgages and mortgage-backed securities originated by mortgage lenders, has been critical to the housing market. Any political or other developments that would have the effect of limiting or restricting the availability of financing by these government sponsored entities could also adversely affect interest rates and the availability of mortgage financing. Whether resulting from direct increases in borrowing rates, tightened underwriting standards on mortgage loans or reduced federal support of the mortgage lending industry, a challenging mortgage financing environment could reduce demand for housing and, therefore, adversely affect demand for our products.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 25

Changes in regulations relating to tax deductions for mortgage interest expense and real estate taxes could harm our future sales and earnings.
Significant costs of homeownership include mortgage interest expense and real estate taxes, both of which are generally deductible for an individual’s federal and, in some cases, state income taxes. Recent federal legislation reduced the amount of mortgage interest and real estate taxes that certain taxpayers may deduct. These and any similar changes to income tax laws by the federal government or by a state government to eliminate or substantially reduce these income tax deductions, or any increase in real property taxes by local governments, may increase the cost of homeownership and thus could adversely affect the demand for our products.

TRANSPORTATION
We depend on third parties for transportation services and increases in costs and disruptions in the availability of transportation could materially adversely affect our business and operations.
Our business depends heavily on the availability of third-party transportation service providers for the transportation of our manufactured wood products and wood fiber; we are therefore materially affected by the availability and cost of these services. Any significant increase in the operating costs to our service providers, including without limitation the cost of fuel or labor, could have a material negative impact on our financial results by increasing the cost of these services to us, as well as result in an overall reduction in the availability of these services altogether.
Our third-party transportation providers are also subject to several events outside of their control, such as disruption of transportation infrastructure, labor issues and natural disasters. Any failure of a third-party transportation provider to timely deliver our products, including delivery of our wood products to our customer and delivery of wood fiber to our mills, could harm our supply chain, negatively affect our customer relationships and have a material adverse effect on our financial condition, results of operations and our reputation.

RISKS RELATED TO OUR BUSINESS
MANAGING COMMERCIAL TIMBERLANDS RISKS
Our ability to harvest and deliver timber may be subject to limitations which could adversely affect our results of operations.
Our primary assets are our timberlands. Weather conditions, timber growth cycles, access limitations, and availability of contract loggers and haulers may adversely affect our ability to harvest our timberlands. Other factors that may adversely affect our timber harvest include damage to our standing timber by fire or by insect infestation, disease, prolonged drought, flooding, severe weather and other natural disasters. Changes in global climate conditions could intensify one or more of these factors. Although damage from such causes usually is localized and affects only a limited percentage of standing timber, there can be no assurance that any damage affecting our timberlands will in fact be limited. As is common in the forest products industry, we do not maintain insurance coverage for damage to our timberlands. Our revenues, net income and cash flow from operations are dependent to a significant extent on the pricing of our products and our continued ability to harvest timber at adequate levels. Therefore, if we were to be restricted from harvesting on a significant portion of our timberlands for a prolonged period of time, or if material damage to a significant portion of our standing timber were to occur, we could suffer a materially adverse impact to our results of operations.
Our timber harvest levels may be affected by acquisitions of additional timberlands, sales of existing timberlands and shifts in harvest from one region to another. Future timber harvest levels may also be affected by our ability to timely and effectively replant harvested areas, which depends on several factors including changes in estimates of long-term sustainable yield because of silvicultural advances, natural disasters, fires, pests, insects and other hazards, regulatory constraints and other factors beyond our control.
Timber harvest activities are also subject to a number of federal, state and local regulations pertaining to the protection of fish, wildlife, water and other resources. Regulations, re-interpretations and litigation can restrict timber harvest activities and increase costs. Examples include federal and state laws protecting threatened, endangered and “at-risk” species, harvesting and forestry road building activities that may be restricted under the U.S. Federal Clean Water Act, state forestry practices laws, laws protecting aboriginal rights, and other similar regulations.
Our estimates of timber inventories and growth rates may be inaccurate and include risks inherent in calculating such estimates, which may impair our ability to realize expected revenues.
Whether in connection with managing our existing timberland portfolio or assessing potential timberland acquisitions, we make and rely on important estimates of merchantable timber inventories. These include estimates of timber inventories that may be lawfully and economically harvested, timber growth rates and end-product yields. Timber growth rates and yield estimates are developed by forest biometricians and other experts using statistical measurements of tree samples on given property. These estimates are central to forecasting our anticipated timber harvests, revenues and expected cash flows. While the company has confidence in its timber inventory processes and the professionals in the field who administer it, growth and yield estimates are inherently inexact and uncertain. If these estimates are inaccurate, our ability to manage our timberlands in a sustainable or profitable manner may be compromised, which may cause our results of operations and our stock price to be adversely affected.

Our operating results and cash flows will be materially affected by supply and demand for timber.
A variety of factors affect prices for timber, including available supply, changes in economic conditions that impact demand, the level of domestic new construction and remodeling activity, interest rates, credit availability, population growth, weather conditions and pest infestation, and other factors. These factors vary by region, by timber type (i.e., sawlogs or pulpwood logs) and by species.
Timber prices are affected by changes in demand on a local, national and international level. The closure of a mill in a region where we own timber could have a material adverse effect on demand in that region, and therefore pricing. For example, as the demand for paper continues to decline, closures of pulp mills in some of our operating regions have adversely affected the regional demand for pulpwood and wood chips. Another example involves our export of logs to Asia. While recent demand from Asian markets has remained steady, some Asian markets, particularly in China, have a history of significant volatility. A decrease in demand for logs from one or more Asian markets could have a negative impact on log and lumber prices.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 26

Timber prices are also affected by changes in timber availability at the local, national and international level. Our timberland ownership is concentrated in Alabama, Arkansas, Louisiana, Mississippi, North Carolina, Oklahoma, Oregon and Washington. In some of these states, much of the timberland is privately owned. Increases in timber prices often result in substantial increases in harvesting on private timberlands, including lands not previously made available for commercial timber operations, causing a short-term increase in supply that moderates such price increases. In western states such as Oregon and Washington, where a greater proportion of timberland is government-owned, any substantial increase in timber harvesting from government-owned land could significantly reduce timber prices. Any decrease in the demand from our log export markets could also result in significant downward pressure on timber prices, particularly in the western region. On a local level, timber supplies can fluctuate depending on factors such as changes in weather conditions and harvest strategies of local timberland owners, as well as occasionally high timber salvage efforts due to events such as pest infestations, fires or other natural disasters.

Timberlands make up a significant portion of our business portfolio.
Our real property holdings are primarily timberlands and we may make additional timberlands acquisitions in the future. As the owner and manager of approximately 12.4 million acres of timberlands, we are subject to the risks that are inherent in concentrated real estate investments. A downturn in the real estate industry generally, or the timber or forest products industries specifically, could reduce the value of our properties and adversely affect our results of operations. Such a downturn could also adversely affect our customers and reduce the demand for our products, as well as our ability to realize upon our strategy of selling nonstrategic timberlands and timberland properties that have higher and better uses at attractive prices. These risks may be more pronounced than if we diversified our investments outside of real property holdings.

MANUFACTURING AND SELLING WOOD PRODUCTS RISKS
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
Our results may be materially adversely affected by a change in our product mix or pricing. If we are not successful in implementing previously announced or future price increases, or in our plans to increase sales of higher-priced, higher-value products, or if there are delays in acceptance of price increases or if customers do not accept higher-priced products, our results of operations and financial condition could be materially and adversely affected. Price discounting, if required to maintain our competitive position in one or more markets, could result in lower than anticipated price realizations and margins.
We face intense competition in our markets; any failure to compete effectively could have a material adverse effect on our business, financial condition and results of operations.
We compete with North American producers and, for some of our product lines, global producers, some of which may have greater financial resources and lower production costs than do we. The principal basis for competition for many of our products is selling price. Our ability to maintain satisfactory margins depends in large part on our ability to control our costs. Our industries also are particularly sensitive to other factors including innovation, design, quality and service, with varying emphasis on these factors depending on the product line. To the extent that one or more of our competitors become more successful with respect to any key competitive factor, our ability to attract and retain customers could be materially adversely affected. Any failure to compete effectively could have a material adverse effect on our business, financial condition and results of operations.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 27

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
We rely heavily on certain raw materials (principally wood fiber and chemicals) and energy sources (principally natural gas, electricity and fuel oil) in our manufacturing processes. Our ability to increase earnings has been, and will continue to be, affected by changes in the costs and availability of such raw materials and energy sources. We may not be able to fully offset the effects of higher raw material or energy costs through price increases, productivity improvements, cost-reduction programs or hedging arrangements.

RISKS RELATED TO CAPITAL MARKETS

CAPITAL MARKETS
Deterioration in economic conditions and capital markets could adversely affect our access to capital.
Challenging market conditions could impair the company’s ability to raise debt or equity capital or otherwise access capital markets on terms acceptable to us, which may, among other impacts, reduce our ability to take advantage of growth and expansion opportunities. Likewise, our customers and suppliers may be unable to raise capital to fund their operations, which could, in turn, adversely affect their ability to purchase products or sell products to us.

CREDIT RATINGS
Changes in credit ratings issued by nationally recognized rating organizations could adversely affect our cost of financing and have an adverse effect on the market price of our securities.
Credit rating agencies rate our debt securities on factors that include our operating results and balance sheet, actions that we take, their view of the general outlook for our industry and their view of the general outlook for the economy. Ratings decisions by these agencies include maintaining, upgrading or downgrading our current rating, as well as placing the company on a "watch list" for possible future ratings actions. Any downgrade of our credit rating, or decision by a rating agency to place us on a "watch list" for possible future downgrading could have an adverse impact on our ability to access credit markets, increase our cost of financing, and have an adverse effect on the market price of our securities.

CAPITAL REQUIREMENTS AND ACCESS TO CAPITAL
Our operations require substantial capital.
Our businesses require substantial capital for expansion and for repair or replacement of existing facilities or equipment. Although we maintain our production equipment with regular scheduled maintenance, key pieces of equipment may need to be repaired or replaced periodically. The costs of repairing or replacing such equipment and the associated downtime of the affected production line could have a significant impact on our financial condition, results of operations and cash flows.
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

FOREIGN CURRENCY
We will be affected by changes in currency exchange rates.
We have manufacturing operations in Canada. We are also an exporter and compete with global producers of products very similar to ours. Therefore, we are affected by changes in the strength of the U.S. dollar, particularly relative to the Canadian dollar, euro and yen, and the strength of the euro relative to the yen. Changes in exchange rates could materially and adversely affect our sales volume, margins and results of operations.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 28

RISKS RELATED TO LEGAL, REGULATORY AND TAX

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
We also lease some of our properties to third-party operators for the purpose of exploring, extracting, developing and producing oil, gas, rock and other minerals in exchange for fees and royalty payments. These activities are also subject to federal, state and local laws and regulations. These operations may create risk of environmental liabilities for any unlawful discharge of oil, gas or other chemicals into the air, soil or water. Generally, these third-party operators indemnify us against any such liability, and we require that that they maintain liability insurance during the term of our lease with them. However, if for any reason our third-party operators are not able to honor their indemnity obligation, or if the required liability insurance were not in effect, then it is possible that we could be deemed responsible for costs associated with environmental liability caused by such third-party operators.
Any material liability we incur as a result of activities conducted on our properties by us or by others with whom we have a business relationship could adversely affect our financial condition.
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

LEGAL MATTERS
We are involved in various environmental, regulatory, product liability and other legal matters, disputes and proceedings that, if determined or concluded in a manner adverse to our interests, could have a material adverse effect on our financial condition.
We are, from time to time, involved in a number of legal matters, disputes and proceedings (“legal matters”), some of which involve on-going litigation. These include, without limitation, legal matters involving environmental clean-up and remediation, warranty and non-warranty product liability claims, regulatory issues, contractual and personal injury claims and other legal matters. In some cases, all or a portion of any loss we experience in connection with any such legal matters will be covered by insurance; in other cases, any such losses will not be covered.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 29

The outcome, costs and other effects of current legal matters in which we are involved, and any related insurance recoveries, cannot be determined with certainty. Although the disclosures in Note 14: Legal Proceedings, Commitments and Contingencies and Note 20: Income Taxes of Notes to Consolidated Financial Statements contain management’s current views of the effect such legal matters could have on our financial results, there can be no assurance that the outcome of such legal matters will be as currently expected. It is possible that there could be adverse judgments against us in some or all major litigation matters against us, and that we could be required to take a charge and make cash payments for all or a portion of any related awards of damages. Any one or more of such charges or cash payment could materially and adversely affect our results of operations or cash flows for the quarter or year in which we record or pay it.

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
Under the Internal Revenue Code, REITs generally must engage in the ownership and management of income producing real estate. For the company, this generally includes owning and managing a timberland portfolio for the production and sale of standing timber. Accordingly, the harvesting and sale of logs, the development or sale of certain timberlands and other real estate, and the manufacture and sale of wood products are conducted through one or more of our wholly-owned taxable REIT subsidiaries (TRSs) because such activities could generate non-qualifying REIT income and could constitute “prohibited transactions.” Prohibited transactions are defined by the Internal Revenue Code generally to be sales or other dispositions of property to customers in the ordinary course of a trade or business. By conducting our business in this manner, we believe that we satisfy the REIT requirements of the Internal Revenue Code and are not subject to the 100 percent tax that could be imposed if a REIT were to conduct a prohibited transaction. The net income of our TRSs is subject to corporate-level income tax.
The extent of our use of our TRSs may affect the price of our common shares relative to the share price of other REITs.
We conduct a significant portion of our business activities through one or more TRSs. The use of our TRSs enables us to engage in non-REIT qualifying business activities such as the sale of logs, production and sale of wood products, and the development and sale of certain higher and better use (HBU) property. Our TRSs are subject to corporate-level income tax. Under the Code, no more than 20 percent of the value of the gross assets of a REIT may be represented by securities of one or more TRSs. This limitation may affect our ability to increase the size of our TRSs’ operations. Furthermore, our use of TRSs may cause the market to value our common shares differently than the shares of other REITs, which may not use TRSs as extensively as we use them.
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
Generally, REITs are required to distribute 90 percent of their ordinary taxable income and 95 percent of their net capital gains income. Capital gains may be retained by the REIT but would be subject to corporate income taxes. If capital gains are retained rather than distributed, our shareholders would be notified, and they would be deemed to have received a taxable distribution, with a refundable credit for any federal income tax paid by the REIT. Accordingly, we believe that we are not required to distribute material amounts of cash since substantially all of our taxable income is treated as capital gains income. Our board of directors, in its sole discretion, determines the amount of quarterly dividends to be provided to our shareholders based on consideration of a number of factors. These factors include, but are not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity and other factors, including debt covenant restrictions that may impose limitations on cash payments, future acquisitions and divestitures, harvest levels, changes in the price and demand for our products and general market demand for timberlands including those timberland properties that have higher and better uses. Consequently, our dividend levels may fluctuate.
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

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 30

IMPORT/EXPORT TAXES AND DUTIES
We may be required to pay significant taxes on our exported products or countervailing and anti-dumping duties on our imported products.
We export logs and finished wood products to foreign markets, and our ability to do so profitably is affected by U.S. and foreign trade policy. International trade disputes occur frequently and can be taken to an International Trade Court for resolution of unfair trade practices between countries. For example, there have been many disputes and subsequent trade agreements regarding sales of softwood lumber between Canada, historically a significant source of lumber for the U.S. market, and the United States. The Softwood Lumber Agreement (SLA) between Canada and the U.S., originally signed in October 2006, expired in October 2015, and a new agreement has not been reached. The prior agreement imposed a sliding scale export tax on Canadian lumber exported to the U.S. when the price of lumber was at or below a threshold price. In November 2016, a coalition of U.S. lumber producers filed petitions seeking countervailing and anti-dumping duties on Canadian lumber. On the basis of the U.S. International Trade Commission's affirmative finding of injury to U.S. lumber producers, the U.S. Department of Commerce recently imposed final anti-dumping and countervailing duties at a combined rate of 20.23% on most Canadian softwood lumber exporters.
For more information regarding the status of the softwood lumber agreement and any U.S. government regulatory action regarding imposition of countervailing and anti-dumping duties or other actions, and the effect of any such actions on our business, see the discussion in the Management's Discussion and Analysis - Softwood Lumber Agreement section of this report.
U.S. international trade policy could result in one or more of our foreign export market jurisdictions adopting responsive trade policy making it more difficult or costly for us to export our products to those countries. We could therefore experience reduced revenues and margins in any of our businesses that is adversely affected by international trade tariffs, duties, taxes, customs or dispute settlement terms. To the extent such trade policies increase prices, they could also reduce the demand for our products and could have a material adverse effect on our business, financial results and financial condition, including facility closures or impairments of assets. We cannot predict future trade policy or the terms of any settlements of international trade disputes and their impact on our business.

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

OUR MERGER WITH PLUM CREEK TIMBER COMPANY, INC.
We could incur substantial U.S. federal tax liability in connection with our merger with Plum Creek.
On February 19, 2016, Plum Creek Timber Company, Inc. merged with and into Weyerhaeuser Company, with Weyerhaeuser continuing as the surviving company. Both companies have operated in a manner intended to qualify them as “REITs” for U.S. federal income tax purposes under the Internal Revenue Code. See “REIT Status and Tax Implications” above for a description of the consequences of our failure to maintain REIT status. However, even if we have operated in a manner that allows us to retain our REIT status, if Plum Creek were deemed to have lost its REIT status for a taxable year before the merger or the taxable year in which the merger occurred, we could face serious tax consequences that could substantially reduce cash available for distribution to our shareholders and significantly impair our ability to expand our business and raise capital. In addition, if the merger were determined not to qualify as a tax-free merger, we could incur substantial federal tax liability that could materially and adversely affect the company's cash flows, financial condition and results of operations.

OTHER RISKS

CYBERSECURITY
We rely on information technology to support our operations and reporting environments. A security failure of that technology could impact our ability to operate our businesses effectively, adversely affect our reported financial results, impact our reputation and expose us to potential liability or litigation.
We use information systems to carry out our operational activities, maintain our business records, collect and store sensitive data, including intellectual property, other proprietary and personally identifiable information. Some systems are internally managed and some are maintained by third-party service providers. We and our service providers employ what we believe are reasonably adequate security measures, but notwithstanding these efforts, our systems could be compromised as a result of a cyber incident, natural disaster, hardware or software corruption, failure or error, telecommunications system failure, service provider error or failure, intentional or unintentional personnel actions or other disruption. If by any cause our systems or information resources were compromised, or if our data were destroyed, misappropriated or inappropriately disclosed we could suffer significant loss or incur significant liability, including: damage to our reputation; loss of customer confidence or goodwill; and significant expenditures of time and money to address and remediate resulting damages to affected individuals or business partners, or to defend ourselves in resulting litigation or other legal proceedings, by affected individuals, business partners or regulators.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 31

PENSION PLAN LIABILITY
We have a significant pension liability.
A portion of our current and former employees have accrued benefits under our defined benefit pension plans. Although the plans are not open to employees hired on or after January 1, 2014, current employees hired before that time continue to accrue benefits. Requirements for funding our pension plan liabilities are based on a number of actuarial assumptions, including the expected rate of return on our plan assets and the discount rate applied to our pension plan obligations. Fluctuations in equity market returns and changes in long-term interest rates could increase our costs under our plans and may significantly impact future contribution requirements.  It is unknown what the actual investment return on our pension assets will be in future years and what interest rates may be at any given point in time. We cannot therefore provide any assurance of what our actual pension plan costs will be in the future, or whether we will be required under applicable law to make future material plan contributions. See Note 9: Pension and Other Postretirement Benefit Plans of Notes to Consolidated Financial Statements for additional information about these plans, including funding status.

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

PEOPLE
Our business is dependent upon attracting, retaining and developing key personnel.
Our success depends, to a significant extent, upon our ability to attract, retain and develop senior management, operations management and other key personnel. Our financial condition or results of operations could be significantly adversely affected if we were to fail to recruit, retain, and develop such personnel, or if there were to occur any significant increase in the cost of providing such personnel with competitive total compensation and benefits.

STOCK-PRICE VOLATILITY
The market price of our common stock may be influenced by many factors, some of which are beyond our control.
The market price of our common stock may be influenced by many factors, some of which are beyond our control, including without limitation those described above and elsewhere in this report, as well as the following:

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
In addition, there has been significant volatility in the market price and trading volume of securities of companies operating in the forest products industry that often has been unrelated to individual company operating performance.
Some companies that have experienced volatile market prices for their securities have had securities litigation brought against them. If litigation of this type is brought against us, it could result in substantial costs and divert management’s attention and resources.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 32

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
As of December 31, 2017, there were 15,138 holders of record of our common shares. Dividend-per-share data and the range of closing market prices for our common stock for each of the four quarters in 2017 and 2016 are included in Note 22: Selected Quarterly Financial Information (unaudited) in the Notes to Consolidated Financial Statements.
INFORMATION ABOUT SECURITIES AUTHORIZED FOR ISSUANCE UNDER OUR EQUITY COMPENSATION PLAN

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES TO BE ISSUED UPON EXERCISE)
Equity compensation plans approved by security holders(1)	11,232,881	$21.21	21,092,207
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	11,232,881	$21.21	21,092,207
(1)
Includes 1,509,474 restricted stock units and 965,347 performance share units. Because there is no exercise price associated with restricted stock units and performance share units, excluding these stock units the weighted average exercise price calculation would be $26.38.

INFORMATION ABOUT COMMON STOCK REPURCHASES DURING 2017
The 2016 Share Repurchase Authorization was approved in November 2015 by our Board of Directors and authorized management to repurchase up to $2.5 billion of outstanding shares subsequent to the closing of our merger with Plum Creek. Transaction fees incurred for repurchases are not counted as use of funds authorized for repurchase under the 2016 Share Repurchase Authorization. All common stock purchases under the stock repurchase program are to be made in open-market transactions. We did not enter into any common stock repurchases during 2017.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 33

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL SHAREHOLDER RETURN
Weyerhaeuser Company, S&P 500 and S&P Global Timber & Forestry Index
PERFORMANCE GRAPH ASSUMPTIONS

•	Assumes $100 invested on December 31, 2012, in Weyerhaeuser common stock, the S&P 500 Index and the S&P Global Timber & Forestry Index.

•	Total return assumes dividends received are reinvested at month end.

•	Measurement dates are the last trading day of the calendar year shown.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 34

SELECTED FINANCIAL DATA
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES

PER COMMON SHARE
	2017	2016	2015	2014	2013
Diluted earnings from continuing operations attributable to Weyerhaeuser common shareholders	$0.77	$0.55	$0.71	$1.02	$0.54
Diluted earnings from discontinued operations attributable to Weyerhaeuser common shareholders	$—	$0.84	$0.18	$2.16	$0.41
Diluted net earnings attributable to Weyerhaeuser common shareholders	$0.77	$1.39	$0.89	$3.18	$0.95
Dividends paid	$1.25	$1.24	$1.20	$1.02	$0.81
Weyerhaeuser shareholders’ interest (end of year)	$11.78	$12.26	$9.54	$10.11	$11.64
FINANCIAL POSITION(1)
	2017	2016	2015	2014	2013
Total assets	$18,059	$19,243	$12,470	$13,247	$14,352
Total long-term debt, including current portion (2)	$5,992	$6,610	$4,787	$4,873	$4,871
Weyerhaeuser shareholders’ interest	$8,899	$9,180	$4,869	$5,304	$6,795
Percent earned on average year-end Weyerhaeuser shareholders’ interest	6.4%	14.3%	9.1%	29.5%	9.9%
OPERATING RESULTS
	2017	2016	2015	2014	2013
Net sales	$7,196	6,365	5,246	5,489	5,373
Earnings from continuing operations	582	415	411	616	330
Discontinued operations, net of income taxes	—	612	95	1,210	233
Net earnings	582	1,027	506	1,826	563
Dividends on preference shares	—	(22)	(44)	(44)	(23)
Net earnings attributable to Weyerhaeuser common shareholders	$582	$1,005	$462	$1,782	$540
CASH FLOWS(1)
	2017	2016	2015	2014	2013
Net cash from operations	$1,201	$735	$1,075	$1,109	$1,023
Net cash from investing activities	367	2,559	(487)	361	(1,848)
Net cash from financing activities	(1,420)	(3,630)	(1,156)	(725)	762
Net change in cash and cash equivalents	$148	$(336)	$(568)	$745	$(63)
STATISTICS (UNAUDITED)
	2017	2016	2015	2014	2013
Number of employees	9,300	10,400	12,600	12,800	13,700
Number of common shareholder accounts at year-end	15,138	15,504	7,700	8,248	8,859
Number of common shares outstanding at year-end (thousands)	755,223	748,528	510,483	524,474	583,548
Weighted average common shares outstanding – diluted (thousands)	756,666	722,401	519,618	560,899	571,239
(1) Amounts are not updated for the Cellulose Fibers divestitures. See Note 3: Discontinued Operations and Other Divestitures in the Notes to Consolidated Financial Statements.
(2) Does not include nonrecourse debt held by our Variable Interest Entities (VIEs). See Note 8: Related Parties in the Notes to Consolidated Financial Statements for further information on our VIEs and the related nonrecourse debt.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 35

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

WHAT YOU WILL FIND IN THIS MD&A

Our MD&A includes the following major sections:

•	economic and market conditions affecting our operations;

•	financial performance summary;

•	discussion of the softwood lumber agreement;

•	results of our operations — consolidated and by segment;

•	liquidity and capital resources — where we discuss our cash flows;

•	off-balance sheet arrangements;

•	environmental matters, legal proceedings and other contingencies; and

•	accounting matters — where we discuss critical accounting policies and areas requiring judgments and estimates.

ECONOMIC AND MARKET CONDITIONS AFFECTING OUR OPERATIONS
The demand for logs within our Timberlands segment is directly affected by production levels of domestic wood-based building products. This segment, specifically the Western region, is also affected by export demand. Japanese housing starts are a key driver of export log demand in Japan. The strength of the U.S. housing market strongly affects demand in our Wood Products segment, as does repair and remodeling activity.
According to the U.S. Census Bureau, housing starts in 2017 totaled 1.2 million units. Single family units accounted for 0.8 million of total housing starts year to date, increasing the share of single family units to 71 percent of total housing starts compared with 67 percent in 2016. While total housing start growth slowed in 2017, rising by a modest 2.4 percent overall, there has been a shift in construction away from multifamily units, which are down 10 percent year over year, to single family units, which have increased 9 percent over the same period. This shift to the more wood intensive single family construction has been positive for wood products demand. We continue to expect improving U.S. housing starts and anticipate a 4 percent to 10 percent increase in total starts in 2018. Consensus forecasts place expected total housing starts between 1.25 and 1.31 million units for 2018 (sources include National Association of Home Builders (NAHB), Fannie Mae, Mortgage Bankers Association, The Engineered Wood Association (APA), and Forest Economic Advisors, LLC (FEA)). Demand for homes remains strong relative to inventories. U.S. Census reported new homes sales of 608 thousand units in 2017, an increase of 8.4 percent over 2016. This sales level was characterized by consistently low inventories as measured by months of supply, which averaged 5.4 months through 2017. Existing home sales continued to rise in 2017, with total sales of 5.51 million units, a gain of 1.1 percent over 2016 and the highest sales level since 2006 according to the National Association of Realtors. Existing home inventories were also tight with supplies averaging 3.9 months for the year, down from 4.3 months in 2016. We attribute this continued improvement primarily to employment growth, improving consumer confidence and favorable mortgage rates.
According to the Joint Center for Housing Studies at Harvard University, the Leading Indicator of Remodeling Activity (LIRA) increased by 6.4 percent in 2017 and is expected to increase by 7.5 percent year over year for 2018.
U.S. wood product markets advanced in 2017, consistent with growth in homebuilding and remodeling segments, as described above. According to FEA, North American lumber consumption grew at a 7.2 percent rate in 2017. The Random Lengths framing lumber composite price increased 19.4 percent in 2017 versus 2016 while oriented strand board (OSB) increased 31 percent in 2017 versus 2016 as measured by Random Lengths North Central Price. We expect similar to slightly higher wood product prices in 2018 as demand continues to increase with growth in housing starts and remodeling.
Consistent with this, demand for logs increased with wood products production within our Western region. This coupled with higher market prices year over year drove higher realizations within this region. Douglas fir sawlog prices as reported by Loglines increased 10 percent from 2016 for the domestic market and 5.7 percent for Japan export logs. In the South, log supplies increased consistent with increased demand, leaving prices flat to slightly down year-over-year. According to TimberMart - South, prices for delivered sawtimber and stumpage were down 2.6 percent and 4.6 percent respectively.
Log inventories in Chinese ports have been stable through 2017, ranging from 1.0 million to 1.5 million cubic meters (M3) per month as reported by International Wood Markets China Bulletin. Log and lumber demand in China remain strong, primarily due to the strength of construction activity. Total imports of logs and lumber increased 13 percent and 20 percent, respectively, for the first 11 months of 2017 compared on a year ago basis. In Japan, post and beam housing starts (the primary source of log demand) for January through November 2017 are up 1.0 percent from the same period last year while total housing starts are down 0.1 percent on a year ago basis.
We expect demand from China and Japan in 2018 to be similar to modestly improved from demand experienced in 2017.
Our Real Estate, Energy and Natural Resources segment is affected by the health of the U.S. economy and especially the U.S. housing sector of the economy. According to the Realtors Land Institute of the National Association of Realtors, the dollar volume of rural properties, including timber, sold in 2017 grew 4 percent over 2016 sales while per acre prices were up 3 percent on average.
Energy markets recovered steadily in 2017. For the year, Brent crude oil averaged $54 per barrel in 2017, an increase of $10 per barrel from 2016 levels. Prices increased fairly steadily through the second half of the year, with year-end prices higher than the annual average. Natural gas prices were also higher in 2017 averaging $2.99 per million British thermal units (MMBtu) a 19 percent increase over 2016. Expectations are for energy prices to be stable to gradually increasing in 2018.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 36

FINANCIAL PERFORMANCE SUMMARY
Net Sales by Segment

Contribution to Earnings by Segment

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 37

SOFTWOOD LUMBER AGREEMENT
We operate a total of 19 softwood lumber mills with a total capacity of 4.9 billion board feet. Three of these mills, located in Canada, produce approximately 900 million board feet annually, and sell products in Canada, Asia, and the U.S.
On April 24, 2017, the U.S. Department of Commerce announced a preliminary determination that it would implement countervailing duties on Canadian softwood lumber shipments to the U.S. The rate applicable to Weyerhaeuser was 19.88 percent and became effective as of April 28, 2017. The U.S. Department of Commerce also announced that retroactive deposits at the 19.88 percent rate would be collected from certain Canadian lumber producers, including Weyerhaeuser, for softwood lumber shipments from Canada to the U.S. during the 90-day period prior to April 28, 2017.
The preliminary countervailing duties were suspended on August 26, 2017, at which time we effectively stopped accruing for the expense.  The suspension of the countervailing duties was set to last until the US International Trade Commission reaches its final determination of injury, which was issued December 28, 2017.
On June 26, 2017, the U.S. Department of Commerce announced a preliminary determination that it would implement anti-dumping duties on Canadian softwood lumber shipments to the U.S. The rate applicable to Weyerhaeuser was 6.87 percent and became effective as of June 30, 2017. The U.S. Department of Commerce also announced that retroactive deposits at the 6.87 percent rate would be collected from certain Canadian lumber producers, including Weyerhaeuser, for softwood lumber shipments from Canada to the U.S. during the 90-day period prior to June 30, 2017.
Based on affirmative final determinations by the Department of Commerce (DOC) and the US International Trade Commission (USITC) on December 28, 2017, the DOC issued countervailing duty (CVD) and anti-dumping (AD) duty orders on certain softwood lumber products from Canada.
The CVD rate applicable to Weyerhaeuser is 14.19 percent and will be assessed on entries of softwood lumber from Canada for consumption on or after April 28, 2017, the date of publication of the preliminary determination. It will not include entries occurring after the expiration of the provisional measures period and before publication of the ITC’s final injury determination (CVD suspension date was August 26, 2017 - December 27, 2017).
The AD rate applicable to Weyerhaeuser is 6.04 percent and will be assessed on entries of softwood lumber from Canada for consumption on or after June 30, 2017, the date of publication of the preliminary determination. It will not include entries occurring after the expiration of the provisional measures period, until and through the day preceding the day of publication of the USITC’s final injury determinations in the Federal Register (AD suspension date was December 26, 2017 - January 2, 2018).
For retroactive imposition of CVD and AD duties to apply 90 days prior to the dates of publication of the preliminary determinations, both the USITC and DOC must make a positive determination. The USITC made a negative determination regarding critical circumstances on December 7, 2017. As a result, we reversed the accrual for the retroactive duties for both CVD and AD, which totaled $9 million. Additionally, we reduced our accrual by $2 million related to reduced rate applicable to prospective period duties. As of December 31, 2017, we have expensed CVD and AD duties at the final published rates totaling $7 million.

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

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 38

CONSOLIDATED RESULTS
HOW WE DID IN 2017
Summary of Financial Results

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES
				AMOUNT OF CHANGE
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Net sales	$7,196	$6,365	$5,246	$831	$1,119
Costs of products sold	$5,298	$4,980	$4,153	$318	$827
Operating income	$1,131	$822	$644	$309	$178
Earnings from discontinued operations, net of tax	$—	$612	$95	$(612)	$517
Net earnings attributable to Weyerhaeuser common shareholders	$582	$1,005	$462	$(423)	$543
Basic earnings per share attributable to Weyerhaeuser common shareholders	$0.77	$1.40	$0.89	$(0.63)	$0.51
Diluted earnings per share attributable to Weyerhaeuser common shareholders	$0.77	$1.39	$0.89	$(0.62)	$0.50
COMPARING 2017 WITH 2016
Net Sales
Net sales increased $831 million — 13 percent — primarily due to:

•
Wood Products segment Net sales to unaffiliated customers increased $640 million, primarily attributable to increased sales realizations across all product lines, as well as increased sales volumes within our oriented strand board, engineered I-joists, medium density fiberboard, and our engineered solid section product lines. Additionally, upon completion of the sales of our former Cellulose Fibers businesses, chips previously sold to Cellulose Fibers are now sales to unaffiliated customers. Refer to Note 3: Discontinued Operations and Other Divestitures in the Notes to Consolidated Financial Statements for further details regarding these divestitures.

•
Timberlands segment Net sales to unaffiliated customers increased $137 million, which is primarily attributable to increased Southern and Other (includes our Canadian operations and timberlands included in the Twin Creeks Venture) delivered log sales volumes, as well as, an increase in Western log sales prices.

•	Real Estate & ENR segment Net sales to unaffiliated customers increased $54 million attributable to an increase in timberlands acres sold in Real Estate and an increase in royalties.
Costs of Products Sold
Costs of products sold increased $318 million — 6 percent — primarily due to:

•
Wood Products segment Costs of products sold increased $192 million primarily attributable to an overall increase in sales volumes, as discussed above. This increase was offset by the mix of products sold during 2017 compared to 2016.

•
Intercompany eliminations decreased $144 million, therefore increasing our consolidated Cost of products sold. This reduction in intercompany costs of products sold is primarily due to the completion of the divestitures of our former Cellulose Fibers businesses. Prior to the completion of these divestitures the sales and related cost of products sold for chips and logs sold to our Cellulose Fibers businesses were considered intercompany and therefore were not included in our consolidated results. However, subsequent to the divestitures these sales and the related cost of products sold are considered sales to unaffiliated customers and therefore included in our consolidated results.

These increases were partially offset by a decrease in Real Estate and ENR costs of $24 million, primarily attributable to the mix in properties sold in 2017 compared to 2016.
Operating Income
Operating income increased $309 million — 38 percent — primarily due to:

•	an increase in consolidated gross margin of $513 million, as described above;

•	an increase in "Other operating income, net" of $75 million, which is primarily attributable to:

◦
a $99 million gain recorded in fourth quarter 2017 as a result of the sale of land in our Southern timberlands region to Twin Creeks (refer to Note 8: Related Parties in the Notes to Consolidated Financial Statements for further details);

◦a $42 million benefit related to environmental remediation insurance recoveries received in 2017; and

◦
a $44 million decrease in gains on disposition of nonstrategic assets, primarily attributable to a $36 million pretax gain recognized in the first quarter of 2016 on the sale of our Federal Way, Washington headquarters campus (refer to Note 19: Other Operating Costs (Income) in the Notes to Consolidated Financial Statements for further information).

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 39

These increases were partially offset by the following:

•
the addition of $290 million in "Charges for product remediation" in 2017, as there were no similar charges during 2016. Refer to Note 18: Charges for Product Remediation in the Notes to Consolidated Financial Statements for further information.

•
a $24 million increase in "Charges for integration and restructuring, closures and asset impairments," which is primarily attributable to a $147 million noncash impairment charge recognized during second quarter 2017 in relation to the divestiture of our Uruguayan operations. This was partially offset by a $112 million decrease in charges related to our merger with Plum Creek. Refer to Note 17: Charges for integration and restructurings, closures, and asset impairments in the Notes to Consolidated Financial Statements for further details regarding the impairment as well as the Plum Creek merger related costs.

Net Earnings Attributable to Weyerhaeuser Common Shareholders
Our Net earnings attributable to Weyerhaeuser common shareholders decreased $423 million — 42 percent — compared to 2016. Excluding "Earnings from discontinued operations, net of tax," Net earnings attributable to Weyerhaeuser common shareholders increased $189 million — 48 percent — primarily due to the increase in Operating income, as explained above. The increases in Operating income were partially offset by a $110 million increase in expense related to "Non-operating pension and other postretirement benefits (costs) credits" due to a decrease in the expected return on our plan assets as well as an increase in the amortization of actuarial losses.
Earnings from discontinued operations, net of tax, decreased $612 million — 100 percent — as all discontinued operations were sold in 2016.
COMPARING 2016 WITH 2015
Net Sales
Net sales increased $1,119 million — 21 percent — primarily due to the following developments:

•
Timberlands segment sales increased $532 million primarily due to sales from acquired Plum Creek operations. This increase was partially offset by lower average sales realizations. The decrease in average sales realizations is primarily attributable to the increase in sales volume for the South, which has lower average sales realizations compared to the West. The South comprised 31 percent of Timberlands' sales to unaffiliated customers in 2016 compared to 19 percent in 2015.

•
Real Estate & ENR segment sales increased $125 million attributable to increased volume of timberland acres sold and increased ENR sales volume attributable to the operations acquired in our merger with Plum Creek. These increases were partially offset by a decrease in average price realized per acre due to geographic mix of properties sold.

•
Wood Products segment sales increased $462 million due to increased medium density fiberboard and plywood sales generated from our operations acquired from our merger with Plum Creek and increased oriented strand board and lumber average sales realizations.

Costs of Products Sold
Costs of products sold increased $827 million — 20 percent — primarily attributable to the following developments:

•
Timberlands costs of products sold increased $488 million due to increased sales volume as explained above and to higher depletion rates in the South and West for acquired Plum Creek timberlands, which were measured at fair value as of the merger date.

•
Real Estate & ENR costs of products sold increased $114 million attributable to increased real estate and ENR sales volume and higher basis of real estate sold, which is a result of measuring acquired Plum Creek properties at fair value as of the February 19, 2016 merger date.

•
Wood Products costs of products sold increased $201 million primarily attributable to increased sales volume as explained above. This increase was partially offset by lower log costs and lower manufacturing costs per unit.

Operating Income
Operating income increased $178 million — 28 percent — primarily due to:

•	an increase to company-wide gross margin of $292 million as described above;

•	a favorable shift in gain on foreign currency remeasurement — $52 million; and

•	a gain on the sale of our Federal Way headquarters campus — $36 million.
These increases were partially offset by:

•
a $131 million increase in charges for integration and restructuring, closures and asset impairments, primarily attributable to incurring $146 million of costs related to our merger with Plum Creek in 2016 compared to $14 million in 2015; and

•	a $76 million increase in selling, general and administrative expenses primarily attributable to merging legacy Weyerhaeuser and Plum Creek operations.
Net Earnings Attributable to Weyerhaeuser Common Shareholders
Our net earnings attributable to Weyerhaeuser common shareholders increased $543 million — 118 percent — compared to 2015. Earnings from continuing operations before income taxes increased $151 million — 43 percent — due to variances in net sales, costs of products sold and operating income explained above. The increase was offset by a $147 million increase to income taxes from continuing operations resulting from increased taxable earnings generated by our TRSs.
Earnings from discontinued operations, net of tax, increased $517 million — 544 percent — primarily due to:

•	the after-tax gains recognized from divesting our Cellulose Fibers business in 2016 — $546 million;

•	a decrease in the equity loss from our printing papers joint venture — $101 million — primarily attributable to an $84 million noncash asset impairment recorded in fourth quarter 2015; and

•	lower costs of products sold, primarily due to lower sales volumes and the cessation of depreciation when Cellulose Fibers manufacturing assets were classified as held-for-sale in second quarter 2016.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 40

These increases were partially offset by:

•	lower average sales realizations for pulp and liquid packaging board;

•	lower sales volume for pulp and liquid packaging board attributable to a partial year of operations in 2016 compared to a full year in 2015; and

•	increased charges for restructuring, closures and asset impairments and transaction-related costs related to our strategic evaluation and divestiture of the Cellulose Fibers businesses.

TIMBERLANDS
HOW WE DID IN 2017
We report sales volume and annual production data for our Timberlands segment in Our Business/What We Do/Timberlands.
Net Sales and Net Contribution to Earnings for Timberlands

DOLLAR AMOUNTS IN MILLIONS
				AMOUNT OF CHANGE
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Net sales to unaffiliated customers:
Delivered logs(1):
West	$915	$865	$830	$50	$35
South	616	566	241	50	325
North	95	91	—	4	91
Other	59	38	24	21	14
Total	1,685	1,560	1,095	125	465
Stumpage and pay-as-cut timber	73	85	37	(12)	48
Uruguay operations(2)	63	79	87	(16)	(8)
Recreational and other lease revenue	59	44	25	15	19
Other products(3)	62	37	29	25	8
Subtotal sales to unaffiliated customers	1,942	1,805	1,273	137	532
Intersegment sales:
United States	520	590	559	(70)	31
Other	242	250	271	(8)	(21)
Subtotal intersegment sales	762	840	830	(78)	10
Total	$2,704	$2,645	$2,103	$59	$542
Costs of products sold	$2,043	$2,054	$1,566	$(11)	$488
Operating income and Net contribution to earnings	$532	$499	$470	$33	$29
(1)
The Western region includes Oregon and Washington. The Southern region includes Alabama, Arkansas, Georgia, Florida, Louisiana, Mississippi, North Carolina, Oklahoma, South Carolina, Texas and Virginia. The Northern region includes Maine, Michigan, Montana, New Hampshire, Vermont, West Virginia and Wisconsin. Other includes our Canadian operations and the timberlands of the Twin Creeks Venture that we managed. (Our management agreement for the Twin Creeks Venture began in April 2016 and terminated in December 2017. For additional information see Note 8: Related Parties in Notes to Consolidated Financial Statements.)
(2)
Sales from our former Uruguayan operations included plywood and hardwood lumber. Our Uruguayan operations were divested on September 1, 2017. Refer to Note 3: Discontinued Operations and Other Divestitures in the Notes to Consolidated Financial Statements for further information on this divestiture.
(3)
Other products sales include sales of seeds and seedlings from our nursery operations and chips.

COMPARING 2017 WITH 2016
Net Sales — Unaffiliated Customers
Net sales to unaffiliated customers increased $137 million — 8 percent — primarily due to:

•	a $50 million increase in Southern log sales attributable to 12 percent increase in delivered logs sales volumes, partially offset by a 3 percent decrease in Southern log prices;

•	a $50 million increase in Western log sales attributable to a 12 percent increase in Western log prices, partially offset by a 6 percent decrease in delivered logs sales volumes;

•
a $25 million increase in Other products, primarily attributable to increased chips sales to unaffiliated customers (prior to our 2016 divestitures of our Cellulose Fibers businesses, chips sales were primarily intersegment sales); and

•	a $21 million increase in Other delivered logs, primarily due to a 55 percent increase in delivered logs sales volumes.
These increases were partially offset by a $16 million decrease in our Uruguayan operations, primarily attributable to the divestiture that occurred during third quarter 2017. Refer to Note 3: Discontinued Operations and Other Divestitures in the Notes to Consolidated Financial Statements.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 41

Intersegment Sales
Intersegment sales decreased $78 million — 9 percent — due to a decrease in chip and log intersegment sales, which were previously sold to our former Cellulose Fibers business segment. The businesses within this segment were divested during the second half of 2016. Refer to Note 3: Discontinued Operations and Other Divestitures in the Notes to Consolidated Financial Statements for further information on these divestitures.
Costs of Products Sold
Costs of products sold decreased $11 million — 1 percent — primarily due to:

•
a $23 million decrease due to the divestiture of our Uruguayan operations in third quarter 2017. Refer to Note 3: Discontinued Operations and Other Divestitures in the Notes to Consolidated Financial Statements for further details.

•	a $16 million decrease in the West, attributable to a decrease in delivered logs sales volumes.
These decreases were partially offset by a $19 million increase in Canada primarily attributable to an increase in delivered logs sales volumes.
Operating Income and Net Contribution to Earnings
Net contribution to earnings increased $33 million — 7 percent — primarily due to:

•
a $99 million gain recorded in fourth quarter 2017 as a result of the sale of land in our Southern timberlands region to Twin Creeks (refer to Note 8: Related Parties in the Notes to Consolidated Financial Statements for further details), and

•	a $70 million increase in gross margin, as explained above.
These increases were partially offset by a $147 million noncash impairment charge recognized in relation to the divestiture of our Uruguayan operations. Refer to Note 17: Charges for integration and restructuring, closures, and asset impairments in the Notes to Consolidated Financial Statements for further details of this impairment.
COMPARING 2016 WITH 2015
Compared to 2015, the changes to the results of operations for our Timberlands segment during 2016 are primarily attributable to the addition of approximately 6.3 million acres of Plum Creek timberlands, which produced over 18 million tons of harvest volume in 2015. The merger resulted in the expansion of our Southern timberlands from 4.0 million acres to 7.4 million acres — an 85 percent increase — and our Western timberlands from 2.6 to 3.0 million acres — a 15 percent increase. The merger also added 2.5 million acres across Maine, Michigan, Montana, New Hampshire, Vermont, West Virginia and Wisconsin, which we refer to collectively as our Northern timberlands. Increases to sales volume are primarily attributable to the significant increases in the overall size of and harvests from our timberlands holdings by region, particularly in the South and North regions.
The composition of our sales volume by region was also altered by the merger, as the South and North regions, which historically had lower average sales realizations compared to the West, comprise a greater portion of our overall sales subsequent to the merger. Additionally, within the South the acquired timberlands altered the overall sales mix, as lower realization pulpwood sales increased and higher realization grade logs decreased as a percentage of total sales volume, resulting in lower average sales realizations overall for the region in 2016 compared with 2015.
As a result of applying acquisition accounting to our Timber and timberland assets acquired as described in Note 4: Merger with Plum Creek in Notes to Consolidated Financial Statements, depletion rates increased significantly in 2016 compared to 2015. When combined with increased sales volume, these higher depletion rates drove significant increases in our costs of products sold in 2016 compared to 2015.
Net Sales — Unaffiliated Customers
Net sales to unaffiliated customers increased $532 million — 42 percent — primarily due to:

•
a $325 million increase in Southern log sales as a result of a 146 percent increase in delivered logs sales volume primarily attributable to adding acquired Plum Creek operations, partially offset by a 5 percent decrease in average sales realizations of delivered logs due to mix of sawlogs and pulp logs;

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
The increase in the United States intersegment sales was partially offset by a $21 million decrease in intersegment sales in Canada. This decrease is attributable to lower log and chip sales volume to our former Cellulose Fibers segment as a result of divesting from our pulp mill in Grande Prairie, Alberta. There was also a slight decrease in average intersegment sales realizations compared to 2015.
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

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 42

REAL ESTATE, ENERGY AND NATURAL RESOURCES
HOW WE DID IN 2017
We report acres sold and average price per acre for our Real Estate, Energy and Natural Resources segment in Our Business/What We Do/Real Estate, Energy and Natural Resources.
Net Sales and Net Contribution to Earnings for Real Estate, Energy and Natural Resources

DOLLAR AMOUNTS IN MILLIONS
				AMOUNT OF CHANGE
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Net sales to unaffiliated buyers:
Real estate	$208	$172	$75	$36	$97
Energy and natural resources	72	54	26	18	28
Subtotal sales to unaffiliated buyers	280	226	101	54	125
Intersegment sales	1	1	—	—	1
Total	$281	$227	$101	$54	$126
Cost of products sold	$110	$134	$20	$(24)	$114
Operating income	$145	$53	$79	$92	$(26)
Equity earnings (loss) from joint venture	1	2	—	(1)	2
Net contribution to earnings	$146	$55	$79	$91	$(24)
The timing of real estate sales is a function of many factors, including:

•	the general state of the economy,

•	demand in local real estate markets,

•	the ability to obtain entitlements,

•	the ability of buyers to obtain financing,

•	the number of competing properties listed for sale,

•	the seasonal nature of sales (particularly in the northern states),

•	the plans of adjacent landowners,

•	our expectations of future price appreciation,

•	the timing of harvesting activities, and

•	the availability of government and not-for-profit funding (especially for conservation sales).
In any period, the average sales price per acre will vary based on the location and physical characteristics of parcels sold.
COMPARING 2017 WITH 2016
Net Sales — Unaffiliated Buyers
Net sales to unaffiliated buyers increased $54 million — 24 percent — primarily due to:

•	a $36 million increase in Net real estate sales primarily attributable to an 18 percent increase in volume of timberlands acres sold.

•
an $18 million increase in Net energy and natural resources sales primarily attributable to the increased operations acquired during our merger with Plum Creek. Our 2017 operations include a full twelve months of combined operations as compared to ten months of combined operations in 2016. The increase is further attributable to increases in royalties.

Costs of Products Sold
Costs of products sold decreased $24 million — 18 percent — primarily due to the mix of properties sold in 2017 compared to 2016.
Net Contribution to Earnings
Net contribution to earnings increased $91 million — 165 percent — primarily due to increased gross margin discussed above. Additionally, our 2016 results include a $15 million asset impairment charge recorded for development projects. No comparable impairment charges were recorded within this segment during 2017.
COMPARING 2016 WITH 2015
Land acquired as a result of our merger with Plum Creek generally carried a higher per acre cost basis compared to our other acreage as a result of measuring acquired land at fair value via acquisition accounting as of the February 19, 2016, merger date. As a result, our costs of timberlands varied period-to-period based on the sales mix between acquired Plum Creek acreage and acreage owned by Weyerhaeuser prior to the merger.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 43

Net Sales — Unaffiliated Buyers
Net sales to unaffiliated buyers increased $125 million — 124 percent — attributable to the following developments:

•
Net real estate sales increased $97 million attributable to increases in volume of timberlands acres sold. This increase was partially offset by a decrease in average price realized per acre due to mix of properties sold.

•	Net energy and natural resources sales increased $28 million due primarily to increased sales volumes attributable to the operations acquired with our merger with Plum Creek.
Costs of Products Sold
Costs of products sold increased $114 million — 570 percent — due primarily to:

•	increased real estate and ENR sales volume, as explained above;

•	higher basis of real estate sold resulting from measuring acquired Plum Creek properties at fair value as of the February 19, 2016, merger date; and

•	an $11 million increase in commissions and closing costs that corresponds with the increased volume of transactions.
Net Contribution to Earnings
Net contribution to earnings decreased $24 million — 30 percent — primarily attributable to increased general and administrative expenses of $20 million. The increase in general and administrative expenses is the result of creating a standalone business segment separate from Timberlands and dedicating more staff to the expanded land and natural resource footprint.

WOOD PRODUCTS
HOW WE DID IN 2017
We report sales volume and annual production data for our Wood Products segment in Our Business/What We Do/Wood Products.
Net Sales and Net Contribution to Earnings for Wood Products

DOLLAR AMOUNTS IN MILLIONS
				AMOUNT OF CHANGE
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Net sales:
Structural lumber	$2,058	$1,839	$1,741	$219	$98
Engineered solid section	500	450	428	50	22
Engineered I-joists	336	290	284	46	6
Oriented strand board	904	707	595	197	112
Softwood plywood	176	174	129	2	45
Medium density fiberboard	183	158	—	25	158
Other products produced (1)	276	201	189	75	12
Complementary building products	541	515	506	26	9
Total	$4,974	$4,334	$3,872	$640	$462
Costs of products sold	$3,880	$3,688	$3,487	$192	$201
Operating income and Net contribution to earnings	$569	$512	$258	$57	$254
(1) Includes wood chips and other byproducts.
COMPARING 2017 WITH 2016
Net Sales
Net sales increased $640 million — 15 percent — primarily due to:

•	a $219 million increase in structural lumber sales, attributable to a 13 percent increase in average sales realizations, partially offset by a 1 percent decrease in sales volumes;

•	a $197 million increase in oriented strand board sales, attributable to a 26 percent increase in average sales realizations as well as a 1 percent increase in sales volumes;

•
a $75 million increase in other products produced, primarily attributable to increased chip sales. Chips were previously sold to our former Cellulose Fibers segment and were therefore considered intersegment sales until the sale of our Cellulose Fibers businesses which occurred in the second half of 2016. Upon completion of these divestitures, chips sold to those businesses were considered sales to unaffiliated customers. (Refer to Note 3: Discontinued Operations and Other Divestitures in the Notes to Consolidated Financial Statements for further details regarding these divestitures.);

•	a $50 million increase in engineered solid section, primarily attributable to an 8 percent increase in sales volumes as well as a 3 percent increase in average sales realizations; and

•	a $46 million increase in engineered I-joists, primarily attributable to a 13 percent increase in sales volume as well as a 3 percent increase in average sales realizations.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 44

Costs of Products Sold
Costs of products sold increased $192 million — 5 percent — primarily attributable to an overall increase in sales volumes, as discussed above. This increase was offset by the mix of products sold during 2017 compared to 2016.
Operating Income and Net Contribution to Earnings
Operating income and Net contribution to earnings increased $57 million — 11 percent — primarily due to increased gross margin, as discussed above. This was partially offset by:

•
The $290 million addition of "Charges for product remediation" in 2017, as there were no similar charges during 2016 (refer to Note 18: Charges for Product Remediation in the Notes to Consolidated Financial Statements for further information);

•
A $68 million decrease in intersegment sales in 2017 compared to 2016, which is primarily attributable to decreased intersegment chip sales. Prior to our divestitures of our former Cellulose Fibers business, which occurred in the second half of 2016, chips sold to these businesses were considered intersegment sales. Upon completion of these divestitures, chips sold to our former Cellulose Fibers businesses were considered sales to unaffiliated customers.

•	A $7 million increase in "Other operating costs, net," related to countervailing and anti-dumping duties. Refer to Softwood Lumber Agreement for further information regarding these regulations.

•
A $6 million impairment on nonstrategic assets recognized during third quarter 2017. Refer to Note 17: Charges for Integration and Restructuring, Closures and Asset Impairments in the Notes to Consolidated Financial Statements for further detail.

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
Refer to Note 4: Merger with Plum Creek in Notes to Consolidated Financial Statements for further information regarding our merger with Plum Creek.
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

UNALLOCATED ITEMS
Unallocated Items are gains or charges from continuing operations not related to or allocated to an individual operating segment. They include a portion of items such as: share-based compensation, pension and postretirement costs, foreign exchange transaction gains and losses associated with financing, and the elimination of intersegment profit in inventory, equity earnings from our Timberland Venture and the LIFO reserve. As a result of reclassifying our former Cellulose Fibers segment as discontinued operations, Unallocated Items also includes retained indirect corporate overhead costs previously allocated to the former segment.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 45

Net Contribution to Earnings for Unallocated Items

DOLLAR AMOUNTS IN MILLIONS
				AMOUNT OF CHANGE
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Unallocated corporate function expenses	$(73)	$(87)	$(64)	$14	$(23)
Unallocated share-based compensation	(9)	(3)	6	(6)	(9)
Unallocated pension service costs	(4)	(5)	(3)	1	(2)
Foreign exchange gains (losses)	1	6	(46)	(5)	52
Elimination of intersegment profit in inventory and LIFO	(20)	(18)	8	(2)	(26)
Gain (loss) from sales of nonstrategic assets	9	50	6	(41)	44
Charges for integration and restructuring, closures and asset impairments:
Plum Creek merger-and integration-related costs	(34)	(146)	(14)	112	(132)
Other restructuring, closures, and asset impairments	—	(2)	(15)	2	13
Other	15	(37)	(41)	52	4
Operating income (loss)	$(115)	$(242)	$(163)	$127	$(79)
Equity earnings from joint venture(1)	—	20	—	(20)	20
Non-operating pension and other postretirement benefit (costs) credits	(62)	48	14	(110)	34
Interest income and other	39	43	36	(4)	7
Net contribution to earnings	$(138)	$(131)	$(113)	$(7)	$(18)
(1) 2016 includes equity earnings from our Timberland Venture, which effective August 31, 2016, is consolidated as a wholly-owned subsidiary.
Unallocated Items in 2017 include:

•
an increase in expense related to "Non-operating pension and other postretirement benefits (costs) credits" due to a decrease in the expected return on our plan assets as well as an increase in the amortization of actuarial losses — $110 million;

•	a benefit in Other primarily related to environmental remediation insurance recoveries received in 2017 — $42 million; and

•
decreased charges recognized in 2017 related to our merger with Plum Creek (refer to Note 17: Charges for Integration and Restructuring, Closures and Asset Impairments in Notes to Consolidated Financial Statements) — $112 million.

Unallocated Items in 2016 include:

•
charges recognized in 2016 related to our merger with Plum Creek (refer to Note 17: Charges for Integration and Restructuring, Closures and Asset Impairments in Notes to Consolidated Financial Statements) — $146 million;

•	an increase in unallocated corporate function expenses primarily as a result of retaining costs allocated to our former Cellulose Fibers segment — $23 million; and

•	a gain related to the sale of our Federal Way, Washington headquarters campus, which is recorded in "Other operating costs (income), net" in our Consolidated Statement of Operations – $36 million.
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

•	$14 million Plum Creek merger-related costs which are recorded in "Charges for integration and restructuring, closures and asset impairments" in our Consolidated Statement of Operations.

INTEREST EXPENSE
Our net interest expense incurred for the last three years was:

•	$393 million in 2017,

•	$431 million in 2016 and

•	$341 million in 2015.

The primary factor driving the $38 million decrease in interest expense in 2017 as compared to 2016 is the decrease in our average indebtedness throughout the year.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 46

INCOME TAXES
As a REIT, we generally are not subject to federal corporate level income taxes on REIT taxable income that is distributed to shareholders. Historical distributions to shareholders, including amounts and tax characteristics, for the years ended December 31 are summarized in the table below.

AMOUNTS PER SHARE
	2017	2016	2015
Preference - capital gain distribution	$—	$1.59	$3.19
Common - capital gain distribution	$1.25	$1.24	$1.20
The table below summarizes the items of tax preference for alternative minimum tax (AMT) purposes which have been apportioned to shareholders for the years ended December 31.

AMOUNTS PER SHARE
	2017	2016	2015
Preference - AMT	$—	$0.0120	$—
Common - AMT	$0.0097	$0.0094	$—
We are required to pay corporate income taxes on earnings of our TRSs, which includes our Wood Products segment and portions of our Timberlands and Real Estate & ENR segments' earnings. Our provision for income taxes is primarily driven by earnings generated by our TRSs. Overall performance results for our business segments can be found in Results of Operations/Timberlands, Results of Operations/Real Estate, Energy and Natural Resources, and Results of Operations/Wood Products.
On December 22, 2017, H.R. 1, commonly known as the Tax Cuts and Jobs Act (the "Tax Act"), was enacted. The Tax Act contains significant changes to corporate taxation, including the reduction of the corporate tax rate from 35 percent to 21 percent, increased deductions for capital spending and limitations on interest expense deductions. The Tax Act does not affect our REIT status or the provisions that allow us to pay capital gain dividends to our shareholders.
As a result of the reduction in the corporate tax rate, we have revalued our deferred tax assets and liabilities and have recorded a tax expense of $74 million during 2017, which reduced our net deferred tax asset.
For 2018, we expect our effective tax rate will be between 11 percent and 13 percent. The estimated range is based on current assumptions with respect to our earnings and the Tax Act. Our actual effective tax rate in 2018 may differ. The reduced effective tax rate is expected to result in overall lower tax expense beginning in 2018.
Our provision (benefit) for income taxes for our continuing operations over the last three years was:

•	$134 million in 2017,

•	$89 million in 2016 and

•	$(58) million in 2015.
During 2017, we recorded a $22 million tax benefit related to the repatriation of Canadian earnings.
During 2016, we recorded a $24 million tax charge related to the repatriation of Canadian earnings.
During 2015, we recorded a $13 million tax benefit for the expiration of the company’s built-in-gains tax period due to a change in tax law in the fourth quarter 2015.
See also Note 20: Income Taxes in Notes to Consolidated Financial Statements, which outlines the major components related to our income tax provision.

LIQUIDITY AND CAPITAL RESOURCES
We are committed to maintaining an appropriate capital structure that enables us to:

•	protect the interests of our shareholders and lenders and

•	have access to major financial markets.

CASH FROM OPERATIONS
Consolidated net cash provided by our operations was:

•	$1,201 million in 2017,

•	$735 million in 2016 (includes continuing and discontinued operations) and

•	$1,075 million in 2015 (includes continuing and discontinued operations).
COMPARING 2017 WITH 2016
Net cash provided by our operations increased $466 million, primarily due to:

•	increased cash flows from business segments of $499 million;

•	a decrease in cash paid for income taxes of $316 million, which is primarily attributable to taxes paid in connection with our divestitures of our former Cellulose Fibers businesses during 2016; and

•	a decrease in cash paid for interest of $65 million corresponding with our decreased average indebtedness during 2017 compared to 2016.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 47

These items were partially offset by:

•	decreased operating cash flows from discontinued operations of $196 million; and

•	an increase of $192 million in cash used for product remediation efforts (refer to Note 18: Charges for Product Remediation in the Notes to Consolidated Financial Statements).

Also see Performance Measures for our Adjusted EBITDA by segment.
COMPARING 2016 WITH 2015
Net cash provided by our continuing and discontinued operations decreased $340 million, primarily due to:

•	an increase in cash paid for income taxes of $471 million largely due to taxes paid in connection with our Cellulose Fibers businesses;

•	decreased operating cash flows from discontinued operations of $233 million;

•	an increase in cash paid for interest of $99 million corresponding with our increased average indebtedness; and

•	cash payments made in 2016 related to the Plum Creek merger of $154 million, comprised of:

◦	termination benefits — $33 million;

◦	investment banking and other professional services fees — $52 million;

◦	settlement of Value Management Awards — $6 million;

◦	pension and postretirement benefits — $38 million; and

◦	other merger-related costs — $14 million.
Pension Contributions and Benefit Payments Made and Expected
During 2017, we:

•	contributed $25 million for our Canadian registered plan in accordance with minimum funding rules and respective provincial regulations;

•	contributed to or made benefit payments for our Canadian nonregistered pension plans of $2 million;

•	made benefit payments of $31 million for our U.S. nonqualified pension plans; and

•	made benefit payments of $20 million for our U.S. and Canadian other postretirement plans.
There was no minimum required contribution for our U.S. qualified plan for 2017, nor were any contributions made to this plan in 2017.
During 2018, based on estimated year-end assets and projections of plan liabilities, we expect to:

•	be required to contribute approximately $23 million for our Canadian registered plan;

•	be required to contribute or make benefit payments for our Canadian nonregistered plans of $4 million;

•	make benefit payments of $19 million for our U.S. nonqualified pension plans; and

•	make benefit payments of $19 million for our U.S. and Canadian other postretirement plans.
We do not anticipate being required to make a contribution to our U.S. qualified pension plan for 2018.

INVESTING IN OUR BUSINESS
Cash from investing activities includes:

•	acquisitions of property, equipment, timberlands and reforestation;

•	investments in or distribution from equity affiliates;

•	proceeds from sale of assets and operations; and

•	purchases and redemptions of short-term investments.
Consolidated net cash provided by (used in) investing activities was:

•	$367 million in 2017,

•	$2,559 million in 2016 (includes continuing and discontinued operations) and

•	$(487) million in 2015 (includes continuing and discontinued operations).
COMPARING 2017 WITH 2016
Net cash from investing activities decreased $2.2 billion primarily due to:

•
a $2.1 billion decrease in net proceeds from the disposition of discontinued and other operations, primarily attributable to the proceeds received from the divestitures of our Cellulose Fibers businesses in 2016 — $2.5 billion — compared to the proceeds received for the divestiture of our Uruguayan operations —$403 million (refer to Note 3: Discontinued Operations and Other Divestitures in the Notes to Consolidated Financial Statements for further details);

•
a decrease of $440 million in proceeds received for our contribution of timberlands to Twin Creeks Venture in 2016 (refer to Note 8: Related Parties in the Notes to Consolidated Financial Statements for further details); and

•	a decrease of $78 million in proceeds from sales of nonstrategic assets.
This activity was partially offset by:

•
$311 million in combined proceeds from the sale of land in our Southern timberlands region to Twin Creeks as well as the redemption of our ownership interest in Twin Creeks, both of which occurred during fourth quarter 2017 (refer to Note 8: Related Parties in the Notes to Consolidated Financial Statements for further details);

•	a $91 million decrease in capital expenditures primarily attributable to the divestiture of our Cellulose Fibers business in 2016.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 48

COMPARING 2016 WITH 2015
Net cash from investing activities changed $3.0 billion to an inflow in 2016 as compared with an outflow in 2015, primarily due to:

•	net proceeds from the divestitures of our Cellulose Fibers businesses in 2016 — $2.5 billion;

•	proceeds received for our contribution of timberlands to the Twin Creeks Venture in 2016 — $440 million;

•	proceeds from sales of nonstrategic assets — $104 million; and

•	distributions received from joint ventures during 2016 — $46 million.
Three-Year Summary of Capital Spending by Business Segment

DOLLAR AMOUNTS IN MILLIONS
	2017	2016	2015
Timberlands	$115	$116	$75
Real Estate & ENR	2	1	—
Wood Products	299	297	287
Unallocated Items	3	11	3
Discontinued operations	—	85	118
Total	$419	$510	$483
We expect our net capital expenditures for 2018 to be $420 million, which is comparable to 2017 capital spend. The amount we spend on capital expenditures could change due to:

•	future economic conditions,

•	environmental regulations,

•	changes in the composition of our business,

•	weather and

•	timing of equipment purchases.

FINANCING
Cash from financing activities includes:

•	issuances and payments of debt,

•	borrowings and payments under revolving lines of credit,

•	proceeds from stock offerings and option exercises and

•	payments for cash dividends and repurchasing stock.
Consolidated net cash used in financing activities was:

•	$1,420 million in 2017,

•	$3,630 million in 2016 (includes continuing and discontinued operations) and

•	$1,156 million in 2015 (includes continuing and discontinued operations).
COMPARING 2017 WITH 2016
Net cash used in financing activities decreased $2,210 million in 2017, primarily due to the following:

•	a decrease of $2,003 million related to cash used to repurchase common shares during 2016; and

•	a decrease of $1,592 million in cash used for payments on long-term debt.
This activity was partially offset by a $1,473 million decrease in cash received from the issuance of new long-term debt.
COMPARING 2016 WITH 2015
Net cash used in financing activities increased $2,474 million in 2016, primarily due to:

•	a $1,485 million increase in repurchase shares;

•	payment of $720 million of the debt assumed in our merger with Plum Creek on the merger date; and

•	a $313 million increase in dividends paid to common shareholders.
LONG-TERM DEBT
Our consolidated long-term debt (including current portion) was:

•	$6.0 billion as of December 31, 2017,

•	$6.6 billion as of December 31, 2016, and

•	$4.8 billion as of December 31, 2015.
The decrease in our long-term debt during 2017 is attributable to the following activity:

•
We prepaid a $550 million variable-rate term loan during July 2017, which was originally set to mature in 2020 (2020 term loan). The 2020 term loan was prepaid using available cash of $325 million as well as borrowing proceeds from a new $225 million variable-rate term loan set to mature in 2026.

•	We paid our $281 million 6.95 percent debenture during August 2017.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 49

The increase in our long-term debt during 2016 is attributable to the following activity:

•
We assumed $3.4 billion of long-term debt during our merger with Plum Creek. Immediately following the merger, we paid $720 million of the debt assumed. (Refer to Note 4: Merger with Plum Creek in Notes to Consolidated Financial Statements for further information about our merger).

•
As part of our Cellulose Fibers Pulp business divestiture, $88 million of long-term debt was assumed by International Paper. (Refer to Note 3: Discontinued Operations and Other Divestitures in Notes to Consolidated Financial Statements for further information about our Cellulose Fibers divestitures).

We have $62 million of long-term debt scheduled to mature during first quarter 2018.
See Note 12: Long-Term Debt in the Notes to Consolidated Financial Statements for more information about the long-term debt discussed above.
Refer to Note 8: Related Parties in the Notes to Consolidated Financial Statements for information regarding the nonrecourse debt held by our Variable Interest Entities (VIEs).

2016 TERM LOAN PAYMENT AND EXTINGUISHMENT
During February 2016, and subsequent to completion of the Plum Creek merger, we entered into a $600 million 18-month senior unsecured term loan maturing in August 2017. Borrowings were at LIBOR plus 1.05 percent. The $600 million outstanding under this facility was repaid in full and terminated during fourth quarter 2016.
During March 2016, we entered into a $1.9 billion 18-month senior unsecured term loan maturing in September 2017. Borrowings were at LIBOR plus 1.05 percent. The remaining $1.1 billion outstanding under this facility was repaid in full and terminated during fourth quarter 2016.
REVOLVING CREDIT FACILITIES
During March 2017, we entered into a new $1.5 billion five-year senior unsecured revolving credit facility that expires in March 2022. This replaced a $1 billion senior unsecured revolving credit facility that was set to expire September 2018. The entire amount is available to Weyerhaeuser Company. Borrowings are at LIBOR plus a spread or at other interest rates mutually agreed upon between the borrower and the lending banks. As of December 31, 2017 and December 31, 2016, there were no borrowings outstanding under the facility and we were in compliance with the credit facility covenants.
Debt covenants:
As of December 31, 2017, Weyerhaeuser Company:

•	had no borrowings outstanding under our credit facility and

•	was in compliance with the credit facility covenants.
Weyerhaeuser Company Covenants:
Key covenants related to Weyerhaeuser Company include the requirement to maintain:

•	a minimum total adjusted shareholders' equity of $3.0 billion; and

•	a defined funded debt ratio of 65 percent or less.
Weyerhaeuser Company’s total adjusted shareholders' equity is comprised of:

•	total Weyerhaeuser shareholders’ equity,

•	excluding accumulated comprehensive income (loss),

•	minus Weyerhaeuser Company’s investment in our unrestricted subsidiaries.
Total Weyerhaeuser Company capitalization is comprised of:

•	total Weyerhaeuser Company debt

•	plus total adjusted shareholders' equity.
As of December 31, 2017, Weyerhaeuser Company had:

•	a defined total adjusted shareholders' equity of $10.4 billion and

•	a defined debt-to-total-capital ratio of 36.65 percent.
Debt agreements that were assumed by Weyerhaeuser in the merger with Plum Creek were amended to materially conform key covenants with the covenants described above.
When calculating compliance in accordance with financial debt covenants as of December 31, 2016, we excluded the impact of our pension and other postretirement plans recorded within cumulative other comprehensive income from adjusted shareholders' interest (equity). The excluded amount at December 31, 2016, was $1,698 million, which is equal to the cumulative actuarial losses and prior service costs for our pension and postretirement plans. When calculating compliance in accordance with financial debt covenants as of December 31, 2017, we excluded the full amount of cumulative other comprehensive loss of $1,562 million. See Note 15: Shareholders' Interest in the Notes to Consolidated Financial Statements.
There are no other significant financial debt covenants related to our third-party debt. See Note 11: Lines of Credit in the Notes to Consolidated Financial Statements for more information.
CREDIT RATINGS
Upon completion of our merger with Plum Creek on February 19, 2016, S&P changed our long-term issuer credit ratings from BBB to BBB-. However, on May 9, 2017, S&P upgraded our long-term issuer credit ratings from BBB- back to BBB.
On April 14, 2015, Moody's Investors Service upgraded our long-term issuer credit ratings from Baa3 to Baa2. There was no change to our Moody's rating as a result of completing the merger with Plum Creek.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 50

OPTION EXERCISES
Our cash proceeds from the exercise of stock options were:

•	$128 million in 2017,

•	$61 million in 2016 and

•	$34 million in 2015.
Our average stock price was $33.61, $30.01 and $31.67 in 2017, 2016 and 2015, respectively.
DIVIDENDS
We paid cash dividends on common shares of:

•	$941 million in 2017,

•	$932 million in 2016 and

•	$619 million in 2015.
Changes in the amount of dividends we paid were primarily due to:

•	an increase in our quarterly dividend from 31 cents per share to 32 cents per share in November 2017;

•	an increase in our quarterly dividend from 29 cents per share to 31 cents per share in August 2015; and

•
an increase in the number of common shares outstanding during 2016, which was primarily attributable to the 278,886,704 shares issued as consideration in our merger with Plum Creek on February 19, 2016, offset by our subsequent repurchase of 67,816,810 shares between March 2016 and July 2016.

We paid cash dividends on preference shares of $22 million in 2016 and $44 million in 2015. As all preference shares were converted to common shares on July 1, 2016, we did not pay any cash dividends on preference shares during 2017. See Note 15: Shareholders' Interest in the Notes to Consolidated Financial Statements for more information.
Our dividends declared on preference shares were 79.69 cents per share in:

•	February and May 2016; and

•	February, May, August and October 2015.
On February 9, 2018, our board of directors declared a dividend of 32 cents per share, payable on March 23, 2018, to shareholders of record at the close of business March 2, 2018.
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
The 2016 Share Repurchase Authorization was approved in November 2015 by our Board of Directors and authorized management to repurchase up to $2.5 billion of outstanding shares subsequent to the closing of our merger with Plum Creek (the 2016 Repurchase Program). This new authorization replaced the August 2015 share repurchase authorization. During 2016, we repurchased 67,816,810 shares of common stock for $2 billion under the 2016 Repurchase Program. We did not repurchase any shares of common stock during 2017. As of December 31, 2017, we had remaining authorization of $500 million for future stock repurchases. All common stock purchases under the stock repurchase program were made in open-market transactions. We had 755,223 thousand shares of common stock outstanding as of December 31, 2017.
OUR CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
More details about our contractual obligations and commercial commitments are in Note 9: Pension and Other Postretirement Benefit Plans, Note 12: Long-Term Debt, Note 14: Legal Proceedings, Commitments and Contingencies and Note 20: Income Taxes in the Notes to Consolidated Financial Statements.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 51

Significant Contractual Obligations as of December 31, 2017

DOLLAR AMOUNTS IN MILLIONS
			PAYMENTS DUE BY PERIOD
	TOTAL	LESS THAN 1 YEAR	1–3 YEARS	3–5 YEARS	MORE THAN 5 YEARS
Long-term debt obligations, including current portion(1) (Note 12)	$5,956	$62	$500	$719	$4,675
Interest(2)	3,023	362	678	586	1,397
Operating lease obligations	324	40	67	56	161
Purchase obligations(3)	53	50	3	—	—
Employee-related obligations(4)	416	140	50	32	89
Liabilities related to unrecognized tax benefits (Note 20)(5)	4	—	—	—	—
Total	$9,776	$654	$1,298	$1,393	$6,322
(1)   Does not include nonrecourse debt held by our Variable Interest Entities (VIEs). See Note 8: Related Parties in the Notes to Consolidated Financial Statements for further information on our VIEs and the related nonrecourse debt.
(2)   Amounts presented for interest payments assume that all long-term debt obligations outstanding as of December 31, 2017, will remain outstanding until maturity, and interest rates on variable-rate debt in effect as of December 31, 2017, will remain in effect until maturity.
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
(4)   The timing of certain of these payments will be triggered by retirements or other events. These payments can include workers' compensation, deferred compensation and banked vacation, among other obligations. When the timing of payment is uncertain, the amounts are included in the total column only. Minimum pension funding is required by established funding standards and estimates are not made beyond 2018. Estimated payments of contractually obligated postretirement benefits are not included due to the uncertainty of payment timing.
(5)   We have recognized total liabilities related to unrecognized tax benefits of $4 million as of December 31, 2017. The timing of payments related to these obligations is uncertain; however, none of this amount is expected to be paid within the next year.

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

ENVIRONMENTAL MATTERS, LEGAL PROCEEDINGS AND OTHER CONTINGENCIES
See Note 14: Legal Proceedings, Commitments and Contingencies in the Notes to Consolidated Financial Statements.

ACCOUNTING MATTERS
CRITICAL ACCOUNTING POLICIES
In the preparation of our financial statements we follow established accounting policies and make estimates that affect both the amounts and timing of the recording of assets, liabilities, revenues and expenses. Some of these estimates require judgments about matters that are inherently uncertain. Accounting policies whose application may have a significant effect on the reported results of operations and financial position are considered critical accounting policies.
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

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 52

PENSION AND POSTRETIREMENT BENEFIT PLANS
We sponsor several pension and postretirement benefit plans for our employees. Key assumptions we use in accounting for the plans include our:

•	expected long-term rate of return on plan assets and

•	discount rates.
At the end of every year, we review our assumptions with external advisers and make adjustments as appropriate. We use these assumptions to calculate liability information as of yearend and pension and post retirement expense for the following year. Actual experience that differs from our assumptions or any changes in our assumptions could have a significant effect on our financial position, results of operations and cash flows.
Other factors that affect our accounting for the plans include:

•	actual pension fund performance,

•	level of lump sum distributions,

•	plan changes and amendments,

•	portfolio changes and restructuring,

•	anticipated trends in health care costs,

•	assumed increases in salaries and

•	mortality rates.
This section provides more information about our:

•	expected long-term rate of return and

•	discount rates.
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
Over the 33 years it has been in place, our U.S. pension trust investment strategy has achieved a 13.7 percent net compound annual return rate.
After considering available information at the end of 2016, we determined that it was appropriate to reduce our assumption of long-term rate of return on plan assets used in determining net periodic benefit cost from 9.0 percent for the year ended December 31, 2016, to 8.0 percent for the year ended December 31, 2017. Based on the information available at the end of 2017, we determined that it is appropriate to continue to use the 8.0 percent return on plan assets assumption during 2018.
Factors we considered include:

•	the net compounded annual return of over 8 percent achieved by our U.S. pension trust investment strategy the past 5 years and

•	current and expected valuation levels in the global equity and credit markets.
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
Discount Rates
Our discount rates as of December 31, 2017, are:

•	3.7 percent for our U.S. pension plans — compared with 4.3 percent at December 31, 2016;

•	3.5 percent for our U.S. postretirement plans — compared with 3.7 percent at December 31, 2016;

•	3.5 percent for our Canadian pension plans — compared with 3.7 percent at December 31, 2016; and

•	3.4 percent for our Canadian postretirement plans — compared with 3.6 percent at December 31, 2016.
We review our discount rates annually and revise them as needed. The discount rates are selected at the measurement date by matching current spot rates of high-quality corporate bonds with maturities similar to the timing of expected cash outflows for benefits.
Pension and postretirement benefit expenses for 2018 will be based on the 3.7 percent and 3.5 percent assumed discount rates for U.S. plans and 3.5 percent and 3.4 percent assumed discount rates for the Canadian plans.
Our discount rates are important in determining the cost of our plans. A 50 basis point decrease in our discount rate would increase expense or reduce a credit by approximately:

•	$34 million for our U.S. qualified pension plans and

•	$4 million for our Canadian registered pension plans.
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

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 53

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
We record contingent liabilities when:

•	it becomes probable that we will have to make payments and

•	the amount of loss can be reasonably estimated.
Assessing probability of loss and estimating probable losses requires analysis of multiple factors, including:

•	historical experience,

•	evaluations of relevant legal and environmental regulations,

•	judgments about the potential actions of third party claimants and courts, and

•	consideration of potential environmental remediation methods.
In addition to contingent liabilities recorded for probable losses, we disclose contingent liabilities when there is a reasonable possibility that an ultimate loss may occur.
While we do our best in developing our projections, recorded contingent liabilities are based on the best information available and actual losses in any future period are inherently uncertain. If estimated probable future losses or actual losses exceed our recorded liability for such claims, we would record additional charges. These exposures and proceedings can be significant and the ultimate negative outcomes could be material to our operating results or cash flow in any given quarter or year. See Note 14: Legal Proceedings, Commitments and Contingencies in the Notes to Consolidated Financial Statements for more information.
TIMBER DEPLETION
We record depletion, the costs attributed to timber harvested, as trees are harvested.
To calculate our depletion rates, which are updated annually, we:

•	take the total carrying cost of the timber and

•	divide by the total timber volume estimated to be harvested during the harvest cycle.

Estimating the volume of timber available for harvest over the harvest cycle requires consideration of the following factors:

•	effects of fertilizer and pesticide applications,

•	changes in environmental regulations and other regulatory restrictions,

•	limits on harvesting certain timberlands,

•	changes in harvest plans,

•	scientific advancement in seedling and growing technology; and

•	changes in weather patterns.

In addition, the duration of the harvest cycle varies by geographic region and species of timber.

Depletion rate calculations do not include estimates for:

•	future silviculture or sustainable forest management costs associated with existing stands,

•	future reforestation costs associated with a stand's final harvest; and

•	future volume in connection with the replanting of a stand subsequent to its final harvest.

A 5 percent decrease in our estimate of future harvest volumes would have:

•	increased depletion expense by $12 million for 2017 and

•	increased depletion expense by $13 million for 2016.
BUSINESS COMBINATIONS
We recognize identifiable assets acquired and liabilities assumed at their acquisition date fair value. Goodwill, if any, as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions for the purchase price allocation process to value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to any goodwill previously recorded (or to earnings in the event that no goodwill was previously recorded) to the extent that we identify adjustments to the preliminary purchase price allocation. Beginning January 1, 2016, we adopted ASU 2015-16, which eliminates the requirements to retrospectively apply measurement period adjustments to the preliminary purchase price allocation and revise comparative information on the income statement and balance sheet for any prior periods affected. We will recognize measurement period adjustments and any resulting effect on earnings during the period in which the adjustment is identified. Upon the conclusion of the measurement period or final

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 54

determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statement of operations.

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
Adjusted EBITDA by Segment

DOLLAR AMOUNTS IN MILLIONS
	2017	2016	2015
Timberlands	$936	$865	$678
Real Estate & ENR	241	189	98
Wood Products	1,017	641	372
	2,194	1,695	1,148
Unallocated Items	(114)	(112)	(123)
Total	$2,080	$1,583	$1,025

We reconcile Adjusted EBITDA to net earnings for the consolidated company and to operating income for the business segments, as those are the most directly comparable U.S. GAAP measures for each.

The table below reconciles Adjusted EBITDA by segment to net earnings during the year ended 2017:

DOLLAR AMOUNTS IN MILLIONS
	TIMBERLANDS	REAL ESTATE & ENR	WOOD PRODUCTS	UNALLOCATED ITEMS	TOTAL
Net earnings					$582
Earnings from discontinued operations, net of taxes					—
Interest expense, net of capitalized interest					393
Income taxes					134
Net contribution to earnings	$532	$146	$569	$(138)	$1,109
Equity earnings from joint ventures	—	(1)	—	—	(1)
Non-operating pension and other postretirement benefit costs (credits)	—	—	—	62	62
Interest income and other	—	—	—	(39)	(39)
Operating income	532	145	569	(115)	1,131
Depreciation, depletion and amortization	356	15	145	5	521
Basis of real estate sold	—	81	—	—	81
Unallocated pension service costs	—	—	—	4	4
Special items(1)(2)(3)	48	—	303	(8)	343
Adjusted EBITDA	$936	$241	$1,017	$(114)	$2,080
(1) Pretax special items included in Timberlands consists of: a $147 million noncash impairment charge of the Uruguayan operations a $99 million gain on sale of land in our Southern timberlands region.
(2) Pretax special items included in Wood Products consists of: $290 million charge for product remediation, $7 million for countervailing and antidumping duties on Canadian softwood lumber that the Company sold in the United States, and a $6 million impairment charge on a nonstrategic asset.
(3) Pretax special items included in Unallocated Items consist of: $42 million for environmental remediation insurance recoveries and $34 million for Plum Creek merger-related costs.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 55

The table below reconciles Adjusted EBITDA by segment to net earnings during the year ended 2016:

DOLLAR AMOUNTS IN MILLIONS
	TIMBERLANDS	REAL ESTATE & ENR	WOOD PRODUCTS	UNALLOCATED ITEMS	TOTAL
Net earnings					$1,027
Earnings from discontinued operations, net of taxes					(612)
Interest expense, net of capitalized interest					431
Income taxes					89
Net contribution to earnings	$499	$55	$512	$(131)	$935
Equity earnings from joint ventures	—	(2)	—	(20)	(22)
Non-operating pension and other postretirement benefit costs (credits)	—	—	—	(48)	(48)
Interest income and other	—	—	—	(43)	(43)
Operating income	499	53	512	(242)	822
Depreciation, depletion and amortization	366	13	129	4	512
Basis of real estate sold	—	109	—	—	109
Unallocated pension service costs	—	—	—	5	5
Special items(1)(2)	—	14	—	121	135
Adjusted EBITDA	$865	$189	$641	$(112)	$1,583
(1) Special items included in Real Estate & ENR relate to an asset impairment charge recorded for development projects.
(2) Special items included in Unallocated Items consist of: $146 million Plum Creek merger-related costs, $36 million gain on sale of nonstrategic assets and $11 million of legal expense.

The table below reconciles Adjusted EBITDA by segment to net earnings during the year ended 2015:

DOLLAR AMOUNTS IN MILLIONS
	TIMBERLANDS	REAL ESTATE & ENR	WOOD PRODUCTS	UNALLOCATED ITEMS	TOTAL
Net earnings					$506
Earnings from discontinued operations, net of taxes					(95)
Interest expense, net of capitalized interest					341
Income taxes					(58)
Net contribution to earnings	$470	$79	$258	$(113)	$694
Equity earnings from joint ventures	—	—	—	—	—
Non-operating pension and other postretirement benefit costs (credits)	—	—	—	(14)	(14)
Interest income and other	—	—	—	(36)	(36)
Operating income	470	79	258	(163)	644
Depreciation, depletion and amortization	208	1	106	10	325
Basis of real estate sold	—	18	—	—	18
Unallocated pension service costs	—	—	—	3	3
Special items(1)(2)	—	—	8	27	35
Adjusted EBITDA	$678	$98	$372	$(123)	$1,025
(1) Special items included in Wood Products are pretax restructuring charges related to the closure of four distribution centers.
(2) Special items included in Unallocated Items consist of a $13 million noncash impairment charge related to a nonstrategic asset that was sold in the second quarter and $14 million of Plum Creek merger-related costs.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 56

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
SUMMARY OF LONG-TERM DEBT OBLIGATIONS AS OF DECEMBER 31, 2017

DOLLAR AMOUNTS IN MILLIONS
	2018	2019	2020	2021	2022	THEREAFTER	TOTAL(1)(2)	FAIR VALUE
Fixed-rate debt	$62	$500	$—	$719		$4,450	$5,731	$6,823
Average interest rate	7.00%	7.38%	—%	5.56%	—%	6.38%	6.37%	N/A
Variable-rate debt	$—	$—	$—	$—	$—	$225	$225	$225
Average interest rate	—%	—%	—%	—%	—%	3.15%	3.15%	N/A
(1) Excludes $36 million of unamortized discounts, capitalized debt expense and fair value adjustments (related to Plum Creek merger).
(2) Does not include nonrecourse debt held by our Variable Interest Entities (VIEs). See Note 8: Related Parties in the Notes to Consolidated Financial Statements for further information on our VIEs and the related nonrecourse debt.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 57

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Weyerhaeuser Company:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Weyerhaeuser Company and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 16, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
We have served as the Company’s auditor since 2002.
Seattle, Washington
February 16, 2018

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 58

CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2017

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES
	2017	2016	2015
Net sales	$7,196	$6,365	$5,246
Costs of products sold	5,298	4,980	4,153
Gross margin	1,898	1,385	1,093
Selling expenses	87	89	99
General and administrative expenses	310	338	252
Research and development expenses	14	19	18
Charges for integration and restructuring, closures and asset impairments (Note 17)	194	170	39
Charges for product remediation (Note 18)	290	—	—
Other operating costs (income), net (Note 19)	(128)	(53)	41
Operating income	1,131	822	644
Equity earnings from joint ventures (Note 8)	1	22	—
Non-operating pension and other postretirement benefit (costs) credits	(62)	48	14
Interest income and other	39	43	36
Interest expense, net of capitalized interest	(393)	(431)	(341)
Earnings from continuing operations before income taxes	716	504	353
Income taxes (Note 20)	(134)	(89)	58
Earnings from continuing operations	582	415	411
Earnings from discontinued operations, net of income taxes (Note 3)	—	612	95
Net earnings	582	1,027	506
Dividends on preference shares	—	(22)	(44)
Net earnings attributable to Weyerhaeuser common shareholders	$582	$1,005	$462
Basic earnings per share attributable to Weyerhaeuser common shareholders (Note 5):
Continuing operations	$0.77	$0.55	$0.71
Discontinued operations	—	0.85	0.18
Net earnings per share	$0.77	$1.40	$0.89
Diluted earnings per share attributable to Weyerhaeuser common shareholders (Note 5):
Continuing operations	$0.77	$0.55	$0.71
Discontinued operations	—	0.84	0.18
Net earnings per share	$0.77	$1.39	$0.89
Dividends paid per common share	$1.25	$1.24	$1.20
Weighted average shares outstanding (in thousands) (Note 5):
Basic	753,085	718,560	516,371
Diluted	756,666	722,401	519,618
See accompanying Notes to Consolidated Financial Statements.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 59

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2017

DOLLAR AMOUNTS IN MILLIONS
	2017	2016	2015
Comprehensive income:
Net earnings	$582	$1,027	$506
Other comprehensive income (loss):
Foreign currency translation adjustments	32	25	(97)
Changes in unamortized net pension and other postretirement benefit gain (loss), net of tax expense (benefit) of ($2) in 2017, ($151) in 2016, and $131 in 2015	(132)	(269)	282
Changes in unamortized prior service cost, net of tax benefit of $2 in 2017, $0 in 2016 and $1 in 2015	(5)	(4)	(4)
Unrealized gains on available-for-sale securities	2	1	—
Total comprehensive income	$479	$780	$687
See accompanying Notes to Consolidated Financial Statements.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 60

CONSOLIDATED BALANCE SHEET

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2017	DECEMBER 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$824	$676
Receivables, less discounts and allowances of $1 and $1	396	390
Receivables for taxes	14	84
Inventories (Note 6)	383	358
Prepaid expenses and other current assets	98	114
Total current assets	1,715	1,622
Property and equipment, less accumulated depreciation of $3,338 and $3,306 (Note 7)	1,618	1,562
Construction in progress	225	213
Timber and timberlands at cost, less depletion	12,954	14,299
Minerals and mineral rights, less depletion	308	319
Investments in and advances to joint ventures (Note 8)	31	56
Goodwill	40	40
Deferred tax assets (Note 20)	268	293
Other assets	285	224
Restricted financial investments held by variable interest entities (Note 8)	615	615
Total assets	$18,059	$19,243
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt (Notes 12 and 13)	$62	$281
Current debt (nonrecourse to the company) held by variable interest entities (Note 8)	209	—
Accounts payable	249	233
Accrued liabilities (Note 10)	645	692
Total current liabilities	1,165	1,206
Long-term debt (Notes 12 and 13)	5,930	6,329
Long-term debt (nonrecourse to the company) held by variable interest entities (Note 8)	302	511
Deferred pension and other postretirement benefits (Note 9)	1,487	1,322
Deposit received from contribution of timberlands to related party (Note 8)	—	426
Other liabilities	276	269
Commitments and contingencies (Note 14)
Total liabilities	9,160	10,063
Equity:
Weyerhaeuser shareholders’ interest (Notes 15 and 16):
Common shares: $1.25 par value; authorized 1,360,000,000 shares; issued and outstanding: 755,222,727 and 748,528,131 shares,	944	936
Other capital	8,439	8,282
Retained earnings	1,078	1,421
Cumulative other comprehensive loss	(1,562)	(1,459)
Total equity	8,899	9,180
Total liabilities and equity	$18,059	$19,243
See accompanying Notes to Consolidated Financial Statements.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 61

CONSOLIDATED STATEMENT OF CASH FLOWS
 FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2017

DOLLAR AMOUNTS IN MILLIONS
	2017	2016	2015
Cash flows from operations:
Net earnings	$582	$1,027	$506
Noncash charges (credits) to income:
Depreciation, depletion and amortization	521	565	479
Basis of real estate sold	81	109	18
Deferred income taxes, net	44	(159)	—
Pension and other postretirement benefits	97	5	42
Share-based compensation expense (Note 16)	40	60	31
Charges for impairment of assets	154	37	15
Equity (earnings) loss from joint ventures (Note 8)	(1)	(18)	105
Net gains on disposition of discontinued and other operations (Note 3)	(1)	(789)	—
Net gains on sale of nonstrategic assets	(16)	(73)	(38)
Net gains on sale of southern timberlands (Note 8)	(99)	—	—
Foreign exchange transaction (gains) losses (Note 19)	(1)	(5)	47
Change in, net of acquisition:
Receivables less allowances	(35)	(54)	17
Receivable / payable for taxes	(50)	106	(5)
Inventories	(39)	61	10
Prepaid expenses	(12)	5	3
Accounts payable and accrued liabilities	106	11	(35)
Pension and postretirement contributions / benefit payments	(78)	(99)	(83)
Distributions of earnings received from joint ventures (Note 8)	1	14	15
Other	(93)	(68)	(52)
Net cash from operations	1,201	735	1,075
Cash flows from investing activities:
Capital expenditures for property and equipment	(358)	(451)	(443)
Capital expenditures for timberlands reforestation	(61)	(59)	(40)
Acquisition of timberlands	—	(10)	(36)
Proceeds from disposition of discontinued and other operations (Note 3)	403	2,486	—
Proceeds from sale of nonstrategic assets	26	104	19
Proceeds from sale of southern timberlands (Note 8)	203	—	—
Proceeds from redemption of ownership in related party (Note 8)	108	—	—
Proceeds from contribution of timberlands to related party (Note 8)	—	440	—
Distributions of investment received from joint ventures (Note 8)	25	46	—
Other	21	3	13
Net cash from investing activities	367	2,559	(487)
Cash flows from financing activities:
Cash dividends on common shares	(941)	(932)	(619)
Cash dividends on preference shares	—	(22)	(44)
Proceeds from issuance of long-term debt (Note 12)	225	1,698	—
Payments on long-term debt (Note 12)	(831)	(2,423)	—
Proceeds from borrowings on line of credit (Note 11)	100	—	—
Payments on line of credit (Note 11)	(100)	—	—
Proceeds from exercise of stock options	128	61	34
Repurchase of common stock	—	(2,003)	(518)
Other	(1)	(9)	(9)
Net cash from financing activities	(1,420)	(3,630)	(1,156)
Net change in cash and cash equivalents	$148	$(336)	$(568)
Cash and cash equivalents from continuing operations at beginning of year	$676	$1,011	$1,577
Cash and cash equivalents from discontinued operations at beginning of year	—	1	3
Cash and cash equivalents at beginning of year	$676	$1,012	$1,580
Cash and cash equivalents from continuing operations at end of year	$824	$676	$1,011
Cash and cash equivalents from discontinued operations at end of year	—	—	1
Cash and cash equivalents at end of year	$824	$676	$1,012
Cash paid (received) during the year for:
Interest, net of amounts capitalized of $9 in 2017, $8 in 2016 and $7 in 2015	$381	$446	$347
Income taxes	$169	$485	$14
See accompanying Notes to Consolidated Financial Statements.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 62

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2017

DOLLAR AMOUNTS IN MILLIONS
	2017	2016	2015
Mandatory convertible preference shares, series A:
Balance at beginning of year	$—	$14	$14
Conversion to common shares (Note 15)	—	(14)	—
Balance at end of year	$—	$—	$14
Common shares:
Balance at beginning of year	$936	$638	$656
Preference shares converted to common shares (Note 15)	—	29	—
Issued for exercise of stock options	7	3	2
Repurchases of common shares (Note 15)	—	(85)	(20)
Release of vested restricted stock units	1	2	—
Plum Creek acquisition	—	349	—
Balance at end of year	$944	$936	$638
Other capital:
Balance at beginning of year	$8,282	$4,080	$4,519
Issued for exercise of stock options	128	61	32
Repurchase of common shares (Note 15)	—	(1,918)	(498)
Share-based compensation	35	35	32
Plum Creek acquisition	—	6,046	—
Other transactions, net	(6)	(22)	(5)
Balance at end of year	$8,439	$8,282	$4,080
Retained earnings:
Balance at beginning of year	$1,421	$1,349	$1,508
Net earnings	582	1,027	506
Dividends on common shares	(944)	(933)	(621)
Adjustments related to new accounting pronouncements (Note 1)	19	—	—
Cash dividends on preference shares	—	(22)	(44)
Balance at end of year	$1,078	$1,421	$1,349
Cumulative other comprehensive loss:
Balance at beginning of year	$(1,459)	$(1,212)	$(1,393)
Annual changes – net of tax:
Foreign currency translation adjustments	32	25	(97)
Changes in unamortized net pension and other postretirement benefit gain (loss) (Note 9)	(132)	(269)	282
Changes in unamortized prior service credit (cost) (Note 9)	(5)	(4)	(4)
Unrealized gains on available-for-sale securities	2	1	—
Balance at end of year	$(1,562)	$(1,459)	$(1,212)
Total equity:
Balance at end of year	$8,899	$9,180	$4,869
See accompanying Notes to Consolidated Financial Statements.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 63

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 64

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
Our Business Segments
Reportable business segments are determined based on the company’s "management approach," as defined by Financial Accounting Standards Board (FASB) ASC 280, “Segment Reporting.” The management approach is based on the way the chief operating decision maker organizes the segments within a company for making decisions about resources to be allocated and assessing their performance.
During fiscal year 2016, the company's chief operating decision maker changed the information regularly reviewed when making decisions to allocate resources and assess performance. Since this change, the company reports its financial performance based on three business segments: Timberlands, Real Estate & ENR, and Wood Products. Prior to revising our segment structure, activities related to the Real Estate & ENR business segment were reported as part of the Timberlands business segment.
Amounts for all periods presented have been reclassified throughout the consolidated financial statements and disclosures to conform to the new segment structure.
We are principally engaged in:

•	growing and harvesting timber;

•	manufacturing, distributing and selling products made from trees;

•	maximizing the value of every acre we own through the sale of higher and better use (HBU) properties; and

•	monetizing reserves of minerals, oil, gas, coal, and other natural resources on our timberlands.
Our business segments are organized based primarily on products and services.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 65

Our Business Segments and Products

SEGMENT	PRODUCTS AND SERVICES
Timberlands	Logs, timber, and leased recreational access
Real Estate & ENR	Sales of timberlands; rights to explore for and extract hard minerals, construction materials, oil and gas production, wind and coal; and equity interests in our Real Estate Development Ventures
Wood Products	Softwood lumber, engineered wood products, structural panels, medium density fiberboard and building materials distribution
We also transfer raw materials, semi-finished materials and end products among our business segments. Because of this intracompany activity, accounting for our business segments involves:

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

•	Level 3 — Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.
CHANGES IN HOW WE REPORT OUR RESULTS
Changes in how we report our results come from:

•	reclassification of certain balances and results from prior years to make them consistent with our current reporting and

•	accounting changes made upon our adoption of new accounting guidance
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

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 66

New Accounting Pronouncements
Revenue Recognition
In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, a comprehensive new revenue recognition model that requires an entity to recognize revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14, which deferred the effective date for an additional year. In March 2016, FASB issued ASU 2016-08, which does not change the core principle of the guidance; however, it does clarify the implementation guidance on principal versus agent considerations. In April 2016, FASB issued ASU 2016-10, which clarifies two aspects of ASU 2014-09: identifying performance obligations and the licensing implementation guidance. In May 2016, FASB issued ASU 2016-12, which amends ASU 2014-09 to provide improvements and practical expedients to the new revenue recognition model. In December 2016, the FASB issued ASU 2016-20, which amends ASU 2014-09 for technical corrections and to correct for unintended application of the guidance. In February 2017, FASB issued ASU 2017-05, which clarifies the scope of ASC 610-20 and impacts accounting for partial sales of nonfinancial assets.
We have adopted and implemented the new revenue recognition guidance effective January 1, 2018. The new standard is required to be applied retrospectively to each prior reporting period presented (full retrospective transition method) or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application (cumulative effect method). We have adopted using the cumulative effect method. The adoption of the new revenue recognition guidance will not materially impact our Consolidated Statement of Operations, Consolidated Balance Sheet, or Consolidated Statement of Cash Flows. We plan to add expanded disclosures, beginning in first quarter 2018.
Inventory Valuation Methods
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
Lease Recognition
In February 2016, FASB issued ASU 2016-02, which requires lessees to recognize assets and liabilities for the rights and obligations created by those leases and requires both capital and operating leases to be recognized on the balance sheet. The new guidance is effective for fiscal years beginning after December 15, 2018, and early adoption is permitted. We expect to adopt on January 1, 2019. We are still evaluating certain aspects of the revised guidance and subsequent revisions either made or being contemplated by the FASB, including application of the available practical expedients. We expect adoption to result in the recognition of the present value of the future commitments on operating leases disclosed in Note 14: Legal Proceedings, Commitments and Contingencies on our Consolidated Balance Sheet.
Intra-Entity Transfers (other than inventory)
In October 2016, FASB issued ASU 2016-16, which requires immediate recognition of the income tax consequences upon intra-entity transfers of assets other than inventory. The new guidance is effective for annual periods beginning after December 15, 2017, and early adoption is permitted. We adopted this accounting standard update on January 1, 2017. As a result of this adoption, our opening balance sheet was adjusted through "Retained Earnings" by $19 million for prior period intra-entity transfers. Adoption of this standard did not have a material impact on our Consolidated Statement of Cash Flows or Consolidated Statement of Operations.
Pension and Other Post Retirement Benefit (Costs)/Credits
In March 2017, FASB issued ASU 2017-07, which requires that an employer report the service cost component of pension and other postretirement benefit costs in the Consolidated Statement of Operations in the same line item or items as other compensation costs arising from services rendered by the pertinent employees. This requirement is consistent with how we have historically presented our pension service costs. The other requirement of ASU 2017-07 is to present the remaining components of pension and other postretirement benefit costs (i.e., interest, expected return on plan assets, amortization of actuarial gains or losses, and amortization of prior service credits or costs) in the Consolidated Statement of Operations separately from the service cost component and outside a subtotal of income from operations. The new guidance is effective for annual periods beginning after December 15, 2017, and early adoption is permitted. We adopted this accounting standard as of January 1, 2017. As a result, we reclassified amounts related to other components of pension and other postretirement benefit costs from their prior financial statements captions ("Costs of products sold," "General and administrative expenses," and "Other operating costs (income), net") into a new financial statement caption titled "Non-operating pension and other postretirement benefit (costs) credits" in our Consolidated Statement of Operations. The adoption of ASU 2017-07 did not impact "Net earnings," nor did it impact our Consolidated Balance Sheet.
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, FASB issued ASU 2018-02, which allows for the reclassification of certain income tax effects related to the Tax Cuts and Jobs Act between “Accumulated other comprehensive income” and “Retained earnings.” This ASU relates to the requirement that adjustments to deferred tax liabilities and assets related to a change in tax laws or rates to be included in “Income from continuing operations”, even in situations where the related items were originally recognized in “Other comprehensive income” (rather than in “Income from continuing operations”). The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. Adoption of this ASU is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the tax laws or rates were recognized. We are still evaluating certain aspects of this ASU as well as the related impacts it may have on our financial statements.
HOW WE ACCOUNT FOR VARIOUS ITEMS
This section provides information about how we account for certain key items related to:

•	capital investments,

•	financing our business and

•	operations.
ITEMS RELATED TO CAPITAL INVESTMENTS
Key items related to accounting for capital investments pertain to property and equipment, timber and timberlands, impairment of long-lived assets and goodwill.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 67

Property and Equipment
We maintain property accounts on an individual asset basis. Here is how we handle major items:

•	Improvements to and replacements of major units of property are capitalized.

•	Maintenance, repairs and minor replacements are expensed.

•	Depreciation is calculated using a straight-line method at rates based on estimated service lives.

•	We capitalize costs associated with logging roads that we intend to utilize for a period longer than one year. These roads are then amortized over an estimated service life.

•	Cost and accumulated depreciation of property sold or retired are removed from the accounts and the gain or loss is included in earnings.
Timber and Timberlands
We carry timber and timberlands at cost less depletion. Depletion refers to the carrying value of timber that is harvested, lost as a result of casualty, or sold.
Key activities affecting how we account for timber and timberlands include:

•	reforestation,

•	depletion and

•	forest management in Canada.
Reforestation. Generally, we capitalize initial site preparation and planting costs as reforestation. Generally, we expense costs after the first planting as they are incurred or over the period of expected benefit. These costs include:

•	fertilization,

•	vegetation and insect control,

•	pruning and precommercial thinning,

•	property taxes, and

•	interest.
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
In 2017, the fair value of the reporting unit with goodwill substantially exceeded its carrying value.
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

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 68

Cash Equivalents
Cash equivalents are investments with original maturities of 90 days or less. We state cash equivalents at cost, which approximates market.
Accounts Payable
Our banking system replenishes our major bank accounts daily as checks we have issued are presented for payment. As a result, we may have negative book cash balances due to outstanding checks that have not yet been paid by the bank. These negative balances would be included in "Accounts payable" on our Consolidated Balance Sheet. Changes in these negative cash balances would be reported as financing activities in our Consolidated Statement of Cash Flows. We had no negative book cash balances as of December 31, 2017, and December 31, 2016.
Concentration of Risk
We disclose customers that represent a concentration of risk. As of December 31, 2017, and December 31, 2016, no customer accounted for 10 percent or more of our net sales.
ITEMS RELATED TO OPERATIONS
Key items related to operations include revenue recognition, inventories, shipping and handling costs, income taxes, share-based compensation, pension and other postretirement plans, and environmental remediation.
Revenue Recognition
Operations recognizes revenue when title and the risk of loss transfers to the customer, in general this is upon shipment to customers. For certain export sales, revenue is recognized when title transfers at the foreign port.
For timberland sales, we recognize revenue when title and possession have been transferred to the buyer and all other criteria for sale and profit recognition have been satisfied.
Inventories
We state inventories at the lower of cost or net realizable value. Cost includes labor, materials and production overhead. LIFO — the last-in, first-out method — applies to major inventory products held at our U.S. domestic locations. We began to use the LIFO method for domestic products in the 1940s as required to conform with the tax method elected. Subsequent acquisitions of entities added new products under the FIFO — the first-in, first-out method — or moving average cost methods that have continued under those methods. The FIFO or moving average cost methods applies to the balance of our domestic raw material and product inventories as well as for all material and supply inventories and all foreign inventories.
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
We recognize deferred tax assets and liabilities to reflect:

•	future tax consequences due to differences between the carrying amounts for financial reporting purposes and the tax bases of certain items and

•	operating loss and tax credit carryforwards.
To measure deferred tax assets and liabilities, we:

•	determine when the differences between the carrying amounts and tax bases of affected items are expected to be recovered or resolved and

•	use enacted tax rates expected to apply to taxable income in those years.
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

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 69

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
Postretirement benefits other than pensions. We provide certain postretirement health care and life insurance benefits for some retired employees. In some cases, we pay a portion of the cost of the benefit. Note 9: Pension and Other Postretirement Benefit Plans provides additional information about changes made in our postretirement benefit plans during 2017 and 2016.
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
KEY FINANCIAL DATA BY BUSINESS SEGMENT
Sales and Contribution (Charge) to Earnings

DOLLAR AMOUNTS IN MILLIONS
	TIMBERLANDS	REAL ESTATE & ENR(1)	WOOD PRODUCTS	UNALLOCATED ITEMS(2) AND INTERSEGMENT ELIMINATIONS	CONSOLIDATED
Sales to unaffiliated customers
2017	$1,942	$280	$4,974	$—	$7,196
2016	$1,805	$226	$4,334	$—	$6,365
2015	$1,273	$101	$3,872	$—	$5,246
Intersegment sales
2017	$762	$1	$—	$(763)	$—
2016	$840	$1	$68	$(909)	$—
2015	$830	$—	$82	$(912)	$—
Contribution (charge) to earnings from continuing operations
2017	$532	$146	$569	$(138)	$1,109
2016	$499	$55	$512	$(131)	$935
2015	$470	$79	$258	$(113)	$694
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

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 70

Management evaluates segment performance based on the contributions to earnings of the respective segments. An analysis and reconciliation of our business segment information to the consolidated financial statements follows:
Reconciliation of Contribution to Earnings to Net Earnings

DOLLAR AMOUNTS IN MILLIONS
	2017	2016	2015
Net contribution to earnings from continuing operations	$1,109	$935	$694
Net contribution to earnings from discontinued operations	—	957	156
Total contribution to earnings	1,109	1,892	850
Interest expense, net of capitalized interest(1)	(393)	(436)	(347)
Income before income taxes(1)	716	1,456	503
Income taxes(1)	(134)	(429)	3
Net earnings	$582	$1,027	$506
(1) Results shown for 2016 and 2015 include amounts for both continuing and discontinued operations. Refer to Note 3: Discontinued Operations and Other Divestitures for further information.

Additional Financial Information

DOLLAR AMOUNTS IN MILLIONS
	TIMBERLANDS	REAL ESTATE & ENR	WOOD PRODUCTS	UNALLOCATED ITEMS	CONSOLIDATED
Depreciation, depletion and amortization
2017	$356	$15	$145	$5	$521
2016	$366	$13	$129	$4	$512
2015	$208	$1	$106	$10	$325
Net pension and postretirement cost (credit)(1)
2017	$7	$1	$23	$66	$97
2016	$8	$—	$22	$(43)	$(13)
2015	$9	$—	$27	$(11)	$25
Charges for integration and restructuring, closures and asset impairments(2)
2017	$147	$—	$13	$34	$194
2016	$—	$15	$7	$148	$170
2015	$—	$—	$10	$29	$39
Equity earnings (loss) from joint ventures
2017	$—	$1	$—	$—	$1
2016	$—	$2	$—	$20	$22
2015	$—	$—	$—	$—	$—
Capital expenditures
2017	$115	$2	$299	$3	$419
2016	$116	$1	$297	$11	$425
2015	$75	$—	$287	$3	$365
Investments in and advances to joint ventures
2017	$—	$31	$—	$—	$31
2016	$—	$56	$—	$—	$56
2015	$—	$—	$—	$—	$—
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

(2) See Note 17: Charges for Integration and Restructuring, Closures and Asset Impairments for more information.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 71

Total Assets

DOLLAR AMOUNTS IN MILLIONS
	TIMBERLANDS and REAL ESTATE & ENR	WOOD PRODUCTS	UNALLOCATED ITEMS	CONSOLIDATED
Total assets(1)(2)
2017	$14,122	$2,145	$1,792	$18,059
2016	$15,608	$1,910	$1,725	$19,243
2015	$7,260	$1,541	$3,919	$12,720
(1) Assets attributable to the Real Estate & ENR business segment are combined with total assets for the Timberlands segment because we do not produce separate balance sheets internally.
(2) Unallocated Items total assets includes assets of discontinued operations.

DISCONTINUED OPERATIONS
During 2016, we disposed of our former Cellulose Fibers segment, which is excluded from the segment results above unless otherwise noted. See Note 3: Discontinued Operations and Other Divestitures for information regarding our discontinued operations and the segments affected.

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

On September 1, 2017, we completed the sale of our Uruguay timberlands and manufacturing operations for $403 million of cash proceeds. Due to the impairment of our Uruguayan operations recorded during second quarter 2017 (refer to Note 17: Charges for Integration and Restructuring, Closures and Asset Impairments), no material gain or loss was recorded as a result of this sale. As of December 31, 2017, no assets or liabilities related to Uruguayan operations remain on the Consolidated Balance Sheet.

The sale of our Uruguayan operations was not considered a strategic shift that had or will have a major effect on our operations or financial results and therefore did not meet the requirements for presentation as discontinued operations.

DISCONTINUED OPERATIONS
During 2016, we entered into three separate transactions to sell our Cellulose Fibers business. As a result of these transactions, the company recognized a pretax gain on disposition of $789 million and total cash proceeds of $2.5 billion in the second half of 2016. These transactions consisted of:

•	sale of our Cellulose Fibers liquid packaging board business to Nippon Paper Industries Co., Ltd for $285 million in cash proceeds, which closed on August 31, 2016;

•	sale of our Cellulose Fibers printing papers joint venture to One Rock Capital Partners, LLC for $42 million in cash proceeds, which closed on November 1, 2016; and

•	sale of our Cellulose Fibers pulp business to International Paper for $2.2 billion in cash proceeds, which closed on December 1, 2016.

The results of operations for our pulp and liquid packaging board businesses, along with our interest in our printing papers joint venture, were reclassified to discontinued operations during our 2016 reporting year. These results have been summarized in "Earnings from discontinued operations, net of income taxes" on our Consolidated Statement of Operations for each period presented. We did not reclassify our Consolidated Statement of Cash Flows to reflect discontinued operations. Cellulose Fibers was previously disclosed as a separate reportable business segment. Retained indirect corporate overhead costs previously allocated to Cellulose Fibers are now reported as part of Unallocated Items.

We used $1.7 billion of the after-tax proceeds from the sale of our Cellulose Fibers business segment for repayment of debt during 2016.

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

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 72

NET EARNINGS FROM DISCONTINUED OPERATIONS
Sales and Net Earnings from Discontinued Operations

DOLLAR AMOUNTS IN MILLIONS
	2016(1)	2015(2)
Total net sales	$1,537	$1,860
Costs of products sold	1,283	1,573
Gross margin	254	287
Selling expenses	12	14
General and administrative expenses	29	30
Research and development expenses	5	6
Charges for integration and restructuring, closures and asset impairments(3)	63	2
Other operating income, net	(27)	(26)
Operating income	172	261
Equity loss from joint venture	(4)	(105)
Interest expense, net of capitalized interest	(5)	(6)
Earnings from discontinued operations before income taxes	163	150
Income taxes	(97)	(55)
Net earnings from operations	66	95
Net gain on divestiture of Cellulose Fibers	546	—
Net earnings from discontinued operations	$612	$95
(1) Discontinued operations in 2016 includes 335 days of the pulp business, 305 days of our printing papers joint venture operations, and 244 days of the liquid packaging board business.
(2) Discontinued operations in 2015 includes a full year of the Cellulose Fibers business segment operations.
(3) Charges for integration and restructuring, closures and asset impairments consist of costs related to our strategic evaluation of the Cellulose Fibers businesses and transaction-related costs.

Results of discontinued operations exclude certain general corporate overhead costs that have been allocated to and are included in contribution to earnings for the operating segments.
CARRYING VALUE OF ASSETS AND LIABILITIES OF DISCONTINUED OPERATIONS
As all discontinued operations were sold during 2016, no assets or liabilities remain as of December 31, 2017, or December 31, 2016.
CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash Flows from Discontinued Operations

DOLLAR AMOUNTS IN MILLIONS
	2016(1)	2015(2)
Net cash provided by (used in) operating activities	$196	$429
Net cash provided by (used in) investing activities	$2,356	$(118)
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

•	$126 million in 2016 and

•	$197 million in 2015.

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

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 73

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
Pro forma net earnings attributable to Weyerhaeuser common shareholders exclude $155 million and $22 million of non-recurring merger-related costs (net of tax) incurred in the years ended December 31, 2016 and December 31, 2015, respectively. Pro forma data may not be indicative of the results that would have been obtained had these events occurred at the beginning of the periods presented, nor is it intended to be a projection of future results.
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

NOTE 5: NET EARNINGS PER SHARE
Our basic earnings per share attributable to Weyerhaeuser common shareholders for the last three years were:

•	$0.77 in 2017,

•	$1.40 in 2016 and

•	$0.89 in 2015.
Our diluted earnings per share attributable to Weyerhaeuser common shareholders for the last three years were:

•	$0.77 in 2017,

•	$1.39 in 2016 and

•	$0.89 in 2015.
HOW WE CALCULATE BASIC AND DILUTED NET EARNINGS PER SHARE
"Basic earnings" per share is net earnings available to common shareholders divided by the weighted average number of our outstanding common shares, including stock equivalent units where there is no circumstance under which those shares would not be issued.
"Diluted earnings" per share is net earnings available to common shareholders divided by the sum of the:

•	weighted average number of our outstanding common shares and

•	the effect of our outstanding dilutive potential common shares.
Dilutive potential common shares may include:

•	outstanding stock options,

•	restricted stock units,

•	performance share units and

•	preference shares.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 74

Calculation of Weighted Average Number of Outstanding Common Shares - Dilutive

SHARES IN THOUSANDS
	2017	2016	2015
Weighted average number of outstanding shares - basic	753,085	718,560	516,371
Dilutive potential common shares:
Stock options	2,571	2,672	2,342
Restricted stock units	582	756	381
Performance share units	428	413	524
Total effect of outstanding dilutive potential common shares	3,581	3,841	3,247
Weighted average number of outstanding common shares - dilutive	756,666	722,401	519,618
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
Potential Shares Not Included in the Computation of Diluted Earnings per Share

SHARES IN THOUSANDS
	2017	2016	2015
Stock options	1,351	1,462	5,016
Performance share units	799	384	155
Preference shares(1)	—	—	25,307
(1) See Note 15: Shareholders' Interest for more information.

NOTE 6: INVENTORIES
Inventories include raw materials, work-in-process, finished goods as well as materials and supplies.
Inventories as of the End of Our Last Two Years

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2017	DECEMBER 31, 2016
LIFO inventories:
Logs	$17	$18
Lumber, plywood, panels, and fiberboard	66	61
Other products	10	10
FIFO or moving average cost inventories:
Logs	38	21
Lumber, plywood, panels, fiberboard and engineered wood products	91	73
Other products	77	90
Materials and supplies	84	85
Total	$383	$358
LIFO — the last-in, first-out method — applies to major inventory products held at our U.S. domestic locations. The FIFO — the first-in, first-out method — or moving average cost methods apply to the balance of our domestic raw material and product inventories as well as for all material and supply inventories and all foreign inventories. If we used FIFO for all LIFO inventories, our stated inventories would have been higher by $70 million as of December 31, 2017, and $71 million as of December 31, 2016, respectively.
HOW WE ACCOUNT FOR OUR INVENTORIES
The Inventories section of Note 1: Summary of Significant Accounting Policies provides details about how we account for our inventories.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 75

NOTE 7: PROPERTY AND EQUIPMENT
Property and equipment includes land, buildings and improvements, machinery and equipment, roads and other items.
Carrying Value of Property and Equipment and Estimated Service Lives

DOLLAR AMOUNTS IN MILLIONS
	RANGE OF LIVES	DECEMBER 31, 2017	DECEMBER 31, 2016
Property and equipment, at cost:
Land	N/A	$88	$90
Buildings and improvements	15-35	867	789
Machinery and equipment	5-25	3,037	3,022
Roads	10-35	782	773
Other	3-10	182	194
Total cost		4,956	4,868
Accumulated depreciation and amortization		(3,338)	(3,306)
Property and equipment, net		$1,618	$1,562
SERVICE LIVES AND DEPRECIATION
In general, additions are classified into components, each with its own estimated useful life as determined at the time of purchase. Buildings and improvements for property and equipment have estimated lives that are generally at either the high end or low end of the range from 15 years to 35 years, depending on the type and performance of construction.

Depreciation expense, excluding discontinued operations, was:

•	$206 million in 2017,

•	$198 million in 2016 and

•	$160 million in 2015.

NOTE 8: RELATED PARTIES
This note provides details about and our transactions with related parties. Our related parties consist of:

•	joint ventures accounted for using equity method;

•	our Twin Creeks Venture; and

•	special-purpose entities (SPEs).
JOINT VENTURES ACCOUNTED FOR USING THE EQUITY METHOD

We have investments in an unconsolidated joint venture over which we have significant influence that we account for using the equity method. We record our share of net earnings within "Equity Earnings from joint ventures" in our Consolidated Statement of Operations in the period in which earnings are recorded by the affiliates.
Real Estate Development Ventures
WestRock-Charleston Land Partners, LLC (WR-CLP) is a limited liability company which holds residential and commercial real estate development properties, currently under development (Class A Properties) and higher-value timber and development lands (Class B Properties) (referred to collectively as the Real Estate Development Ventures). We have a 3 percent interest in Class A Properties and a 50 percent interest in Class B Properties. WestRock Company is the other member of WR-CLP and owns 97 percent of the Class A Properties and 50 percent of the Class B Properties. The company uses the equity method for both its Class A and Class B interests. Our share of the equity earnings is included in the net contribution to earnings of our Real Estate & ENR segment.
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
The carrying amount of our investment in WR-CLP is $31 million and $56 million at December 31, 2017, and December 31, 2016, respectively. The change in our investment in WR-CLP during 2017 is due to a $25 million cash return of investment received during 2017. Additionally, we had $1 million of equity earnings from the joint ventures during 2017. We record our share of net earnings within "Equity earnings from joint ventures" in our Consolidated Statement of Operations in the period which earnings are recorded by the affiliates.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 76

Other Joint Ventures
Timberland Venture
Since August 31, 2016, we hold all of the equity interests in the Timberland Venture and consolidate it as a wholly-owned subsidiary and eliminated our equity method investment in the Timberland Venture.
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
North Pacific Paper Company (NORPAC)
During 2016, we sold our interest in North Pacific Paper Corporation (NORPAC). See Note 3: Discontinued Operations and other divestitures for additional information.
TWIN CREEKS VENTURE
Ownership Redemption, Agreement Termination and Sale Recognition
During October 2017, we redeemed our 21 percent ownership interest in the Twin Creeks Venture for $108 million in cash. We did not recognize a material gain or loss on the redemption of our ownership interest. The cash received was classified as a cash flow from investing activities in our Consolidated Statement of Cash Flows.
Effective December 31, 2017, we terminated the agreements under which we had managed the Twin Creeks timberlands. Following termination of these agreements, Weyerhaeuser has no further responsibilities or obligations related to the Twin Creeks Venture and our continuing involvement in the contributed timberlands ceased. Due to the events during the quarter, we have recognized the sale of the original contribution of timberlands that occurred April 2016.
Changes in our deposit from contribution of timberlands to related party balance during 2016 and 2017 were as follows:

DOLLAR AMOUNTS IN MILLIONS

Balance at December 31, 2015	$—
Initial cash receipt upon contribution of timberlands to Twin Creeks Venture	440
Lease payments to Twin Creeks Venture	(17)
Distributions from Twin Creeks Venture	3
Balance at December 31, 2016	$426
Lease payments to Twin Creeks Venture	(8)
Distributions from Twin Creeks Venture	2
Recognition of contributed timberlands	(420)
Balance at December 31, 2017	$—
Formation and Operations
On April 1, 2016, we contributed approximately 260,000 acres of our southern timberlands with an agreed-upon value of approximately $560 million to Twin Creeks Timber, LLC (Twin Creeks Venture), in exchange for cash of approximately $440 million and a 21 percent ownership interest. The other members contributed cash of approximately $440 million for a combined 79 percent ownership interest.
In conjunction with contributing to the venture, we entered into a separate agreement to manage the timberlands owned by the Twin Creeks Venture, including harvesting activities, marketing and log sales activities, and replanting and silviculture activities. This management agreement guaranteed the Twin Creeks Venture an annual return equal to 3 percent of the contributed value of the managed timberlands in the form of minimum quarterly payments from Weyerhaeuser. This agreement also required us to annually distribute 75 percent of any profits earned by us in excess of the minimum quarterly payments. The management agreement was cancellable at any time by Twin Creeks Timber, LLC, and otherwise would expire on April 1, 2019.
The guaranteed return that the management agreement required Weyerhaeuser to provide to the Twin Creeks Venture constituted continuing involvement in the timberlands that we contributed to the venture. This continuing involvement prohibited the recognition of the contribution as a sale and required application of the deposit method to account for the cash payment received. By applying the deposit method to the contribution of timberlands to the venture:

•
Our receipt of $440 million proceeds from the contribution of timberlands to the venture was recorded as a noncurrent liability - "Deposit from contribution of timberlands to related party" - on our Consolidated Balance Sheet.

•	The contributed timberlands continued to be reported within the "Timber and timberlands at cost, less depletion charged to disposals" on our Consolidated Balance Sheet.

•	No gain or loss was recognized in our Consolidated Statement of Operations.

•	Our balance sheet did not reflect our 21 percent ownership interest in the Twin Creeks Venture.
The receipt of $440 million was classified as a cash flow from investing activities in our Consolidated Statement of Cash Flows. The cash proceeds from our contribution of timberlands were used for share repurchases.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 77

Sale of Additional Timberlands to Twin Creeks
In conjunction with the redemption and termination discussed above, we also entered an agreement to sell 100,000 acres of Southern Timberlands to Twin Creeks for $203 million. The sale, which included 80,000 acres of timberlands in Mississippi and 20,000 acres in Georgia, closed December 29, 2017. The sale resulted in a $99 million gain recognized during fourth quarter 2017.
SPECIAL-PURPOSE ENTITIES
From 2002 through 2004, we sold certain nonstrategic timberlands in five separate transactions. We are the primary beneficiary and consolidate the assets and liabilities of certain monetization and buyer-sponsored SPEs involved in these transactions. We have an equity interest in the monetization SPEs, but no ownership interest in the buyer-sponsored SPEs. The following disclosures refer to assets of buyer-sponsored SPEs and liabilities of monetization SPEs. However, because these SPEs are distinct legal entities:

•	Assets of the SPEs are not available to satisfy our liabilities or obligations.

•	Liabilities of the SPEs are not our liabilities or obligations.
Our Consolidated Statement of Operations includes:

•	Interest expense on SPE notes of:
– $29 million in 2017,
– $29 million in 2016 and
– $29 million in 2015.

•	Interest income on SPE investments of:
– $34 million in 2017,
– $34 million in 2016 and
– $34 million in 2015.
Sales proceeds paid to buyer-sponsored SPEs were invested in restricted financial investments with a balance of $615 million as of both December 31, 2017, and December 31, 2016. The weighted average interest rate was 5.5 percent during 2017 and 2016. Maturities of the financial investments at the end of 2017 were:

•	$253 million in 2019 and

•	$362 million in 2020.
The long-term notes of our monetization SPEs were $511 million as of both December 31, 2017, and December 31, 2016. The weighted average interest rate was 5.6 percent during 2017 and 2016. Maturities of the notes at the end of 2017 were:

•	$209 million in 2018 and

•	$302 million in 2019.
Financial investments consist of bank guarantees backed by bank notes for three of the SPE transactions. Interest earned from each financial investment is used to pay interest accrued on the corresponding SPE’s note. Any shortfall between interest earned and interest accrued reduces our equity in the monetization SPEs.
Upon dissolution of the SPEs and payment of all obligations of the entities, we would receive any net equity remaining in the monetization SPEs and would be required to report taxable gains on our income tax return. In the event that proceeds from the financial investments are insufficient to settle all of the liabilities of the SPEs, we are not obligated to contribute any funds to any of the SPEs. As of December 31, 2017, our net equity in the three SPEs was approximately $105 million and the deferred tax liability was estimated to be approximately $116 million.

NOTE 9: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
This note provides details about defined benefit and defined contribution plans we sponsor for our employees. The Pension and Other Postretirement Benefit Plans section of Note 1: Summary of Significant Accounting Policies provides information about employee eligibility for pension plans and postretirement health care and life insurance benefits, as well as how we account for the plans and benefits.
DEFINED BENEFIT PLANS WE SPONSOR
OVERVIEW OF PLANS
The defined benefit pension plans we sponsor in the U.S. and Canada differ according to each country’s requirements. In the U.S., we have qualified plans that qualify under the Internal Revenue Code and nonqualified plans for select employees that provide additional benefits not qualified under the Internal Revenue Code. In Canada, we have registered plans that are registered under the Income Tax Act and applicable provincial pension acts and nonregistered plans for select employees that provide additional benefits that may not be registered under the Income Tax Act or provincial pension acts. We also offer other postretirement benefit plans in the U.S. and Canada, including retiree medical and life insurance plans.
Assumed Plans from Merger with Plum Creek
Upon our merger with Plum Creek, we assumed one qualified pension plan and two nonqualified pension plans. These plans were frozen as of February 19, 2016, and all plans were merged into existing Weyerhaeuser plans effective December 31, 2016.
The fair values of items assumed are included as plan acquisitions in the following tables. We also assumed assets of $47 million related to the nonqualified plans held in a grantor trust. These assets are subject to the claims of creditors in the event of bankruptcy. As a result, these are not considered plan assets and are not netted against the nonqualified pension liability. These assets are included in "Other assets" in our Consolidated Balance Sheet. During 2016 and 2017, we redeemed $42 million of these assets to make nonqualified pension benefit payments.
During first quarter 2016, we recognized $5 million of pension benefit costs from change in control provisions for certain Plum Creek executives. These enhanced pension benefits were triggered by changes in control and retention decisions made after the completion of the merger (see Note 17: Charges for Integration and Restructuring, Closures and Asset Impairments).

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 78

Amendments of Pension and Other Postretirement Benefit Plans for Salaried Employees
There were no material pension plan, postretirement medical or life insurance plan amendments in 2017. Aside from the December 31, 2016, amendments to merge the Plum Creek plans into the Weyerhaeuser plans as described above, there were no material plan amendments in 2016. There were also no material plan amendments in 2015.
FUNDED STATUS OF PLANS
The funded status of the plans we sponsor is determined by comparing the projected benefit obligation with the fair value of plan assets at the end of the year. The following table demonstrates how our plans' funded status is reflected on the Consolidated Balance Sheet.

DOLLAR AMOUNTS IN MILLIONS
	PENSION		OTHER POSTRETIREMENT BENEFITS
	2017	2016	2017	2016
Funded status:
Fair value of plan assets	$5,514	$5,351	$—	$—
Projected benefit obligations	(6,795)	(6,469)	(200)	(225)
Funded status	$(1,281)	$(1,118)	$(200)	$(225)
Presentation on our Consolidated Balance Sheet:
Noncurrent assets	$45	$27	$—	$—
Current liabilities	(21)	(28)	(19)	(21)
Noncurrent liabilities	(1,305)	(1,117)	(181)	(204)
Funded status	$(1,281)	$(1,118)	$(200)	$(225)
Assets and liabilities on the Consolidated Balance Sheet are different from the cumulative income or expense that we have recorded associated with the plans. The differences are actuarial gains and losses and prior service costs and credits that are deferred and amortized into periodic benefit costs in future periods. Unamortized amounts are recorded in "Cumulative Other Comprehensive Loss", which is a component of total equity on our Consolidated Balance Sheet. The "Cumulative Other Comprehensive Income (Loss)" section of Note 15: Shareholder's Interest details changes in these amounts by component.
Changes in Fair Value of Plan Assets

DOLLAR AMOUNTS IN MILLIONS
	PENSION		OTHER POSTRETIREMENT BENEFITS
	2017	2016	2017	2016
Fair value of plan assets at beginning of year (estimated)	$5,351	$5,491	$—	$—
Adjustment for final fair value of plan assets	18	7	—	—
Actual return on plan assets	553	27	—	—
Foreign currency translation	59	29	—	—
Employer contributions and benefit payments	57	78	20	21
Plan participants’ contributions	—	—	6	7
Plan transfers	3	1	—	—
Plan acquisitions	—	137	—	—
Benefits paid (includes lump sum settlements)	(527)	(419)	(26)	(28)
Fair value of plan assets at end of year (estimated)	$5,514	$5,351	$—	$—
We estimate the fair value of pension plan assets based upon the information available during the year-end reporting process. In some cases, primarily private equity funds, the available information consists of net asset values as of an interim date, plus cash flows and market events between the interim date and the end of the year. We update the year-end estimated fair value of pension plan assets during the first half of the next year to incorporate year-end net asset values received after we have filed our Annual Report on Form 10-K.
See additional details about the changes in the fair value of plan assets in the "Pension Assets" section below.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 79

Changes in Projected Benefit Obligations of Our Pension and Other Postretirement Benefit Plans

DOLLAR AMOUNTS IN MILLIONS
	PENSION		OTHER POSTRETIREMENT BENEFITS
	2017	2016	2017	2016
Reconciliation of projected benefit obligation:
Projected benefit obligation beginning of year	$6,469	$6,211	$225	$240
Service cost	35	48	—	—
Interest cost	264	277	8	8
Plan participants’ contributions	—	—	6	7
Actuarial (gains) losses	489	120	(18)	(5)
Foreign currency translation	59	27	5	3
Benefits paid (includes lump sum settlements)	(527)	(419)	(26)	(28)
Plan amendments and other	3	—	—	—
Plan transfers	3	1	—	—
Plan acquisitions	—	199	—	—
Change in control enhanced benefits	—	5	—	—
Projected benefit obligation at end of year	$6,795	$6,469	$200	$225
See additional details about the actuarial assumptions and changes in the projected benefit obligation in the "Actuarial Assumptions" section below.
Accumulated Benefit Obligations Greater Than Plan Assets
As of December 31, 2017, pension plans with accumulated benefit obligations greater than plan assets had:

•	$5.9 billion in projected benefit obligations,

•	$5.9 billion in accumulated benefit obligations and

•	assets with a fair value of $4.6 billion.
As of December 31, 2016, pension plans with accumulated benefit obligations greater than plan assets had:

•	$5.7 billion in projected benefit obligations,

•	$5.6 billion in accumulated benefit obligations and

•	assets with a fair value of $4.5 billion.
The accumulated benefit obligation for all of our defined benefit pension plans was:

•	$6.7 billion at December 31, 2017, and

•	$6.4 billion at December 31, 2016.

PENSION ASSETS
Our Investment Policies and Strategies
Our investment policies and strategies guide and direct how the funds are managed for the benefit plans we sponsor. These funds include our:

•	U.S. Pension Trust — funds our U.S. qualified pension plans;

•	Canadian Pension Trust — funds our Canadian registered pension plans; and

•	Retirement Compensation Arrangements — fund a portion of our Canadian nonregistered pension plans.
U.S. and Canadian Pension Trusts
Investment managers of our pension plan asset portfolios use a diversified set of investment strategies. Our trusts invest both directly in a diversified mix of nontraditional investments, and indirectly through derivatives to promote effective use of capital, increase returns and manage associated risk. Our direct investments include cash and short-term investments, common and preferred stocks, hedge funds and related investments and private equity and related investments. Our indirect investments include equity and fixed income index derivatives, foreign currency derivatives and total return swaps.
Cash and short-term investments include highly liquid money market and government securities and are primarily held to fund benefit payments, capital calls, margin requirements or to meet regulatory requirements.
Common and preferred stocks are equity instruments that have been purchased directly or resulted from transactions related to private equity investment holdings.
Hedge fund and related investments are privately-offered managed pools primarily structured as limited liability entities. General members or partners of these limited liability entities serve as portfolio managers and are thus responsible for the fund’s underlying investment decisions. Underlying investments within these funds may include long and short public and private equities, corporate, mortgage and sovereign debt, options, swaps, forwards and other derivative positions. These funds have varying degrees of leverage, liquidity, and redemption provisions.
Private equity and related investments are investments in private equity, mezzanine, distressed, co-investments and other structures. Private equity funds generally participate in buyouts and venture capital of limited liability entities through unlisted equity and debt instruments. These funds may also borrow at the underlying entity level. Mezzanine and distressed funds generally invest in the debt of public or private companies with additional participation through warrants or other equity options.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 80

Derivative instruments are comprised of swaps, futures, forwards or options. Equity and fixed income index derivatives are used to achieve target equity and bond exposure or to reduce exposure to certain market risks. Foreign currency derivatives reduce exposure to certain currency risks. Total return swaps enable exposure to return characteristics of specific financial strategies with limited exchange of principal.
While we do not target specific direct investment or derivative allocations, we have established guidelines on the percentage of pension trust assets that can be invested in certain categories to provide diversification by investment type fund and investment managers, as well as to manage overall liquidity. Allocation of trust assets at the end of the last two years is presented below.
Assets within our qualified and registered pension plans in our U.S. and Canadian pension trusts were invested as follows:

	DECEMBER 31, 2017	DECEMBER 31, 2016
Cash and short-term investments	10.6%	13.7%
Common and preferred stock	—	0.1
Hedge funds and related investments	58.8	56.6
Private equity and related investments	22.2	22.7
Derivative instruments, net	8.7	7.1
Accrued liabilities	(0.3)	(0.2)
Total	100.0%	100.0%
Retirement Compensation Arrangements
Retirement compensation arrangements fund a portion of our Canadian nonregistered pension plans. As required by Canadian tax rules, approximately 50 percent of these assets are invested into a noninterest-bearing refundable tax account held by the Canada Revenue Agency. This portion of the portfolio does not earn returns. The remaining portion is invested in a portfolio of equities.
Managing Risk
Investments and contracts are subject to risks including market price, liquidity, currency, interest rate and credit risks. The following provides an overview of these risks and describes governance processes and actions we take to mitigate these risks on our pension plan asset portfolios.
Market price risk is the risk that market fluctuations will adversely affect the value of plan assets. The trusts mitigate market price risk by investing in a diversified portfolio whose returns exhibit low correlation to traditional asset classes and to each other. In addition, we and our investment advisers perform regular monitoring with ongoing qualitative assessments, quantitative assessments, and comprehensive investment and operational due diligence.
Liquidity risk is the risk that the trust will not be able to settle liabilities such as payments to participants, counterparties, and service providers. Plan investments in limited liability pools with no active secondary market may be illiquid. Private equity funds are subject to distribution and funding schedules set by fund managers and market activity. Hedge funds may also be subject to restrictions that delay redemptions. To mitigate liquidity risk, private equity portfolios have been diversified across different vintage years and strategies, and hedge fund portfolios have been diversified across investment fund managers, strategies and liquidity provisions. In addition, the investment committee regularly reviews cash flows of the pension trusts and sets appropriate guidelines to address liquidity needs.
Currency risk arises from holding plan assets denominated in a currency other than the currency in which its liabilities are settled. Currency risk is generally managed through notional contracts designed to hedge net exposure to non-functional currencies.
Interest rate risk is the risk that a change in interest rates will adversely affect the fair value of fixed income securities. Interest rate risk exposure is primarily indirect through investment in limited liability pools. Fund managers mitigate this risk with predefined investment mandates and investment decisions.
Credit risk is the risk that counterparties’ failure to discharge their obligations could impact cash flows. The trusts’ primary exposure is through settlement receivables from derivative contracts. Only the amount of unsettled net receivables is at risk for these types of investments, and no principal is at risk. We decrease credit risk exposure by only dealing with highly-rated financial counterparties; as of year-end, our counterparties each had a credit rating of at least A from S&P. We further manage this risk through diversification of counterparties, predefined settlement and margining provisions and documented agreements.
We are also exposed to credit risk indirectly through counterparty relationships initiated by underlying managers of investments in limited liability pools. This risk is mitigated through initial due diligence and ongoing monitoring processes.
Valuation of Our Plan Assets
Pension assets are stated at fair value as of the reporting date. Fair value is based on the amount that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the reporting date. We do not consider forced or distressed sale scenarios. Instead, we consider both observable and unobservable inputs that reflect assumptions applied by market participants when setting the exit price of an asset or liability in an orderly transaction within the principal market for that asset or liability.
We value the pension plan assets based upon the observability of exit pricing inputs and classify pension plan assets based upon the lowest level input that is significant to the fair value measurement of the pension plan assets in their entirety. The fair value hierarchy is:

•	Level 1: Inputs are unadjusted quoted prices for identical assets and liabilities traded in an active market.

•	Level 2: Inputs are quoted prices in non-active markets for which pricing inputs are observable either directly or indirectly at the reporting date.

•	Level 3: Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.
Investments for which fair value is measured using the net asset value per share as a practical expedient are not categorized within the fair value hierarchy.
Cash and short-term investments are valued at cost, which approximates market.
Common and preferred stocks are valued at exit prices quoted in public markets.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 81

Hedge funds, private equities, and related fund units are valued based on the net asset values of the funds. These values represent the per-unit price at which new investors are permitted to invest and existing investors are permitted to exit. When net asset values as of the end of the year have not been received, we estimate fair value by adjusting the most recently reported net asset values for market events and cash flows between the interim date and the end of the year.
Derivative instruments are valued based upon valuation statements received from each derivative’s counterparty. These contracts are not publicly traded.
The net pension plan assets, when categorized in accordance with this fair value hierarchy, are as follows. Investments valued using net asset value (NAV) as a practical expedient are presented to reconcile with total plan assets.

DOLLAR AMOUNTS IN MILLIONS
2017	LEVEL 1	LEVEL 2	LEVEL 3	NAV	TOTAL
Pension trust investments:
Cash and short-term investments	$580	$2	$—	$—	$582
Common and preferred stock	1	—	—	—	1
Hedge fund and related investments	59	—	10	3,168	3,237
Private equity and related investments	—	—	102	1,120	1,222
Derivative instruments:
Assets	—	31	445	—	476
Liabilities	—	—	—	—	—
Total pension trust investments	640	33	557	4,288	5,518
Accrued liabilities, net					(16)
Pension trust net assets					5,502
Canadian nonregistered plan assets:
Cash and short-term investments	6	—	—	—	6
Common and preferred stock	6	—	—	—	6
Total Canadian nonregistered plan assets	12	—	—	—	12
Total plan assets					$5,514

DOLLAR AMOUNTS IN MILLIONS
2016	LEVEL 1	LEVEL 2	LEVEL 3	NAV	TOTAL
Pension trust investments:
Cash and short-term investments	$715	$16	$—	$—	$731
Common and preferred stock	7	—	—	—	7
Hedge fund and related investments	62	—	4	2,957	3,023
Private equity and related investments	—	—	75	1,138	1,213
Derivative instruments:
Assets	—	10	376	—	386
Liabilities	—	(8)	—	—	(8)
Total pension trust investments	784	18	455	4,095	5,352
Accrued liabilities, net					(11)
Pension trust net investments					5,341
Canadian nonregistered plan assets:
Cash and short-term investments	5	—	—	—	5
Common and preferred stock	5	—	—	—	5
Total Canadian nonregistered plan assets	10	—	—	—	10
Total plan assets					$5,351

Assets that do not have readily available quoted prices in an active market require more judgment to value and have increased risk. Approximately $557 million, or 10.1 percent, of our pension plan assets were classified as Level 3 assets as of December 31, 2017.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 82

A reconciliation of the beginning and ending balances of the pension plan assets measured at fair value using significant unobservable inputs (Level 3) is presented below:

DOLLAR AMOUNTS IN MILLIONS
	INVESTMENTS
	Hedge funds and related investments	Private equity and related investments	Derivative instruments, net	Total
Balance as of December 31, 2015	$3	$52	$491	$546
Net realized gains (losses)	(1)	(2)	134	131
Net change in unrealized gains (losses)	2	(3)	(121)	(122)
Purchases	—	21	—	21
Sales	—	(18)	—	(18)
Settlements	—	—	(128)	(128)
Transfers into Level 3	—	25	—	25
Transfers out of Level 3	—	—	—	—
Balance as of December 31, 2016	4	75	376	455
Net realized gains (losses)	(1)	(30)	15	(16)
Net change in unrealized gains (losses)	2	41	67	110
Purchases	—	14	—	14
Sales	(1)	—	—	(1)
Settlements	—	—	(13)	(13)
Transfers into Level 3	6	19	—	25
Transfers out of Level 3	—	(17)	—	(17)
Balance as of December 31, 2017	$10	$102	$445	$557
The availability of observable market data is monitored to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. We evaluate the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total net assets available for benefits.
The table below shows the fair value and aggregate notional amount of the derivative instruments held by our pension trusts at the end of the last two years.

DOLLAR AMOUNTS IN MILLIONS
	FAIR VALUE		NOTIONAL
	DECEMBER 31, 2017	DECEMBER 31, 2016	DECEMBER 31, 2017	DECEMBER 31, 2016
Equity and fixed income index derivatives, net	$19	$10	$501	$405
Foreign currency derivatives, net	12	(5)	1,413	2,811
Total return swaps, net	445	373	1,443	1,515
Total	$476	$378	$3,357	$4,731
ACTUARIAL ASSUMPTIONS
We use actuarial assumptions to estimate our benefit obligations and our net periodic benefit costs. The following tables show the rates used to estimate our benefit obligations and periodic net benefit costs.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 83

Rates We Use in Estimating Our Benefit Obligations

	PENSION
	DECEMBER 31, 2017	DECEMBER 31, 2016
Discount rates:
United States	3.70%	4.30%
Canada	3.50%	3.70%
Lump sum distributions(1)(2)	PPA Table	PPA Table
Rate of compensation increase:
Salaried:
United States	13.00% to 2.00% decreasing with participant age	13.00% to 2.00% decreasing with participant age
Canada	3.25%	3.50%
Hourly:
United States	13.00% to 2.30% decreasing with participant age	13.00% to 2.30% decreasing with participant age
Canada	3.00%	3.25%
Lump sum or installment distributions election(2)	60.00%	60.00%
(1) PPA Phased Table: Interest and mortality assumptions as mandated by Pension Protection Act of 2006 including the phase out of the prior interest rate basis in 2013.
(2) U.S. qualified salaried and nonqualified plans only

The discount rates used for our U.S. other postretirement benefit plans were 3.50 percent and 3.70 percent for the years ended December 31, 2017, and December 31, 2016, respectively. Additionally, the discount rates used for our Canadian other postretirement benefit plans were 3.40 percent and 3.60 percent for the years ended December 31, 2017, and December 31, 2016, respectively.

Estimating Our Net Periodic Benefit Costs

	PENSION
	2017	2016	2015
Discount rates:
United States	4.30%	4.50%	4.10%
Canada	3.70%	4.00%	3.90%
Lump sum distributions(1)(2)	PPA Table	PPA Table	PPA Table
Expected return on plan assets:
Qualified/registered plans(3)	8.00%	9.00% for all plans except 7.00% for plans assumed from Plum Creek	9.00%
Nonregistered plans	3.50%	3.50%	3.50%
Rate of compensation increase:
Salaried:
United States	13.00% to 2.00% decreasing with participant age	13.00% to 2.00% decreasing with participant age	2.50% for 2015 and 3.50% thereafter
Canada	3.50%	3.50%	2.50% for 2015 and 3.50% thereafter
Hourly:
United States	13.00% to 2.30% decreasing with participant age	13.00% to 2.30% decreasing with participant age	3.00%
Canada	3.25%	3.25%	3.25%
Lump sum distributions election(2)	60.00%	60.00%	60.00%
(1) PPA Phased Table: Interest and mortality assumptions as mandated by Pension Protection Act of 2006 including the phase out of the prior interest rate basis in 2013.
(2) U.S. qualified salaried and nonqualified plans only
(3) Beginning in 2017 and continuing in 2018 we will use an assumed expected return on plan assets of 8.00 percent for qualified and registered pension plans.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 84

The discount rates used for our U.S. other postretirement benefit plans were 3.70 percent, 4.00 percent and 3.60 percent for the years ended December 31, 2017, December 31, 2016, and December 31, 2015, respectively. Additionally, the discount rates used for our Canadian other postretirement benefit plans were 3.60 percent, 3.90 percent and 3.80 percent for the years ended December 31, 2017, December 31, 2016, and December 31, 2015, respectively.
Expected Return on Plan Assets
We estimate the expected long-term return on assets for our qualified, registered and nonregistered pension plans.
Qualified and Registered Pension Plans
We have assumed a long-term rate of return on plan assets of 8 percent for the year ended December 31, 2017. As part of our 2016 annual evaluation of key assumptions, we reduced our assumption of long-term rate of return on plan assets to 8 percent for estimated 2017 net periodic benefit cost.
Determining our expected return requires a high degree of judgment. We consider actual pension fund performance over multiple years, and current and expected valuation levels in the global equity and credit markets. Historical fund returns are used as a base, and we place added weight on more recent pension plan asset performance. Over the 33 years it has been in place, our U.S. pension trust investment strategy has achieved a 13.7 percent net compound annual return rate. The past 5 years, our net compounded annual return was over 8 percent.
Nonregistered Plans
Canadian tax rules require that 50 percent of the assets for nonregistered plans go to a noninterest-bearing refundable tax account. As a result, the return we earn investing the other 50 percent is spread over 100 percent of the assets. Our expected long-term annual rate of return on the portion we are allowed to manage is 7 percent. This assumption is based on historical experience and future return expectations. The expected overall annual return on assets that fund our nonregistered plans is 3.5 percent.
Allocation of Actual Returns Between Assets Held by Our Pension Trusts
The percentage of actual return on assets held by our pension trusts in 2017 based on valuations as of year-end is as follows:

	2017	2016	2015
Direct investments	72%	44%	77%
Derivative instruments	28%	56%	23%
Total	100%	100%	100%
Health Care Costs
Rising costs of health care affect the costs of our other postretirement plans. We use assumptions about health care cost trend rates to estimate the cost of benefits we provide. Our trend rate assumptions are based on historical market experience, current environment and future expectations. In 2017, the assumed weighted health care cost trend rate was:

•	8.9 percent for U.S. Pre-Medicare

•	4.5 percent for U.S. Health Reimbursement Account (HRA)

•	4.9 percent for Canada
This table shows the assumptions we use in estimating the annual cost increase for health care benefits we provide.
Assumptions We Use in Estimating Health Care Benefit Cost Trends

	2017		2016
	U.S.	CANADA	U.S.	CANADA
Weighted health care cost trend rate assumed for next year	8.40% for Pre-Medicare and 4.50% for HRA	5.10%	8.90% for Pre-Medicare and 4.50% for HRA	4.90%
Rate that the cost trend rate gradually declines to	4.50%	4.30%	4.50%	4.30%
Year the cost trend rate is reached	2037	2028	2037	2028
The assumed health care cost trend rate can significantly influence projected postretirement benefit plan payments. The following table demonstrates the effect a one percent change in assumed health care cost trend rates would have with all other assumptions remaining constant.
Effect of a One Percent Change in Health Care Costs

AS OF DECEMBER 31, 2017 (DOLLAR AMOUNTS IN MILLIONS)
	1% INCREASE	1% DECREASE
Effect on total service and interest cost components	less than $1	less than $(1)
Effect on accumulated postretirement benefit obligation	$7	$(7)

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 85

ACTIVITY OF PLANS
Net Periodic Benefit Cost (Credit)

DOLLAR AMOUNTS IN MILLIONS
	PENSION			OTHER POSTRETIREMENT BENEFITS
	2017	2016	2015	2017	2016	2015
Net periodic benefit cost (credit):
Service cost(1)	$35	$48	$57	$—	$—	$—
Interest cost	264	277	265	8	8	9
Expected return on plan assets	(409)	(495)	(476)	—	—	—
Amortization of actuarial loss	195	156	182	8	9	10
Amortization of prior service cost (credit)	4	4	4	(8)	(7)	(9)
Accelerated pension costs for Plum Creek merger-related change-in-control provisions	—	5	—	—	—	—
Net periodic benefit cost (credit)	$89	$(5)	$32	$8	$10	$10
(1) Service cost includes $13 million in 2016 and $17 million in 2015 for employees that were part of our Cellulose Fibers divestitures. These charges are included in our results of discontinued operations. Curtailment and special termination benefits are related to involuntary terminations due to restructuring activities.

Estimated Amortization from Cumulative Other Comprehensive Loss in 2018

DOLLAR AMOUNTS IN MILLIONS
	PENSION	OTHER POSTRETIREMENT BENEFITS	TOTAL
Net actuarial loss	$242	$8	$250
Prior service cost (credit)	3	(8)	(5)
Net effect cost	$245	$—	$245
Expected Pension Plan and Benefit Funding
Established funding standards govern the funding requirements for our qualified and registered pension plans. We fund the benefit payments of our nonqualified and nonregistered plans as benefit payments come due. There was no minimum required contribution for our U.S. qualified plan for 2017, nor were any contributions made to this plan in 2017. During 2017, we contributed $25 million for our Canadian registered plans, we made contributions and benefit payments of $2 million for our Canadian nonregistered pension plans and made benefit payments of $31 million for our nonqualified pension plans, including $1 million of enhanced pension benefit payments from change in control provisions.
During 2018, based on estimated year-end asset values and projections of plan liabilities, we expect to:

•	be required to contribute approximately $23 million for our Canadian registered plan;

•	be required to contribute or make benefit payments for our Canadian nonregistered plans of $4 million; and

•	make benefit payments of approximately $19 million for our U.S. nonqualified pension plans.

We do not anticipate a contribution being required for our U.S. qualified pension plan for 2018.
Expected Postretirement Benefit Funding
Benefits for these plans are paid from our general assets as they come due. We expect to make benefit payments of $19 million for our U.S. and Canadian other postretirement benefit plans in 2018, including $7 million expected to be required to cover benefit payments under collectively bargained contractual obligations.
Estimated Projected Benefit Payments for the Next 10 Years

DOLLAR AMOUNTS IN MILLIONS
	PENSION	OTHER POSTRETIREMENT BENEFITS
2018	$369	$19
2019	371	18
2020	374	17
2021	374	16
2022	376	15
2023-2027	1,902	65
UNION-ADMINISTERED MULTIEMPLOYER BENEFIT PLANS
We contribute to multiemployer defined benefit plans under the terms of collective-bargaining agreements. These plans cover a small number of our employees and on an annual basis our contributions are immaterial.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 86

These plans have different risks than single-employer plans. Our contributions may be used to fund benefits for employees of other participating employers. If we choose to stop participating, we may be required to pay a withdrawal liability based on the underfunded status of the plan. If another participating employer stops contributing to the plan, we may become responsible for remaining plan unfunded obligations.
DEFINED CONTRIBUTION PLANS
We sponsor various defined contribution plans for our U.S. and Canadian salaried and hourly employees. Our contributions to these plans were:

•	$21 million in 2017,

•	$27 million in 2016 and

•	$21 million in 2015.

Upon our merger with Plum Creek, we assumed one defined contribution plan, the Plum Creek Thrift and Profit Sharing Plan. Effective July 15, 2016, the assets of this plan were merged into the Weyerhaeuser 401(k) Plan.

NOTE 10: ACCRUED LIABILITIES
Accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2017	DECEMBER 31, 2016
Wages, salaries and severance pay	$150	$178
Pension and other postretirement benefits	40	49
Vacation pay	33	33
Taxes – Social Security and real and personal property	24	20
Interest	111	120
Customer rebates and volume discounts	48	39
Deferred income	48	40
Accrued income taxes	19	139
Product remediation accrual (Note 18)	98	—
Other	74	74
Total	$645	$692

NOTE 11: LINES OF CREDIT
OUR LINES OF CREDIT
During March 2017, we entered into a new $1.5 billion five-year senior unsecured revolving credit facility that expires in March 2022. This replaced a $1 billion senior unsecured revolving credit facility that was originally set to expire September 2018. The entire amount is available to Weyerhaeuser Company. Borrowings are at LIBOR plus a spread or at other interest rates mutually agreed upon between the borrower and the lending banks. As of December 31, 2017, there were no borrowings outstanding under the facility and we were in compliance with the credit facility covenants.
OTHER LETTERS OF CREDIT AND SURETY BONDS
The amounts of other letters of credit and surety bonds we have entered into as of the end of our last two years are included in the following table:

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2017	DECEMBER 31, 2016
Letters of credit	$37	$38
Surety bonds	$134	$125
Our compensating balance requirements for our letters of credit were $5 million as of December 31, 2017.

NOTE 12: LONG-TERM DEBT
This note provides details about:

•	term loans issued and extinguished,

•	long-term debt assumed in the Plum Creek merger, and

•	long-term debt and long-term debt maturities.
Our long-term debt includes notes, debentures and other borrowings.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 87

TERM LOANS ISSUED AND EXTINGUISHED
During July 2017, we prepaid a $550 million variable-rate term loan originally set to mature in 2020 (2020 term loan). The 2020 term loan was prepaid using available cash of $325 million as well as borrowing proceeds from a new $225 million variable-rate term loan set to mature in 2026 (2026 term loan). The 2020 term loan was eligible to received patronage refunds while outstanding. Similarly, we receive patronage refunds on the 2026 term loans, which will continue while the loan remains outstanding. Refer to the "Installment Note" section below for further details regarding patronage refunds.
During August 2017, we paid our $281 million 6.95 percent debenture due in 2017.
During February 2016, and subsequent to completion of the Plum Creek merger, we entered into a $600 million 18-month senior unsecured term loan set to mature in August 2017. The $600 million outstanding under this facility was repaid in full and terminated during fourth quarter 2016.
During March 2016, we entered into a $1.9 billion 18-month senior unsecured term loan set to mature in September 2017. The $1.1 billion outstanding under this facility was repaid in full and terminated during fourth quarter 2016.
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
Note Payable to Timberland Venture
We assumed the Note Payable to Timberland Venture, which had a principal balance of $783 million. The annual interest rate on the Note Payable to Timberland Venture is fixed at 7.375 percent. Interest is paid quarterly with the principal due upon maturity. The note matures on October 1, 2018, but may be extended until October 1, 2020, at our election. The note is not redeemable prior to maturity.
Through acquisition accounting, the Note Payable to Timberland Venture was recognized at an estimated fair value of $838 million as of the acquisition date. The difference between the cash interest payments and the amount being recorded as interest expense at the effective market rate will reduce the carrying value of the note to the principal amount at the maturity date.
On August 31, 2016, the Timberland Venture redeemed TCG Member's interest and Weyerhaeuser obtained full ownership of the Timberland Venture's equity. As a result, we consolidated the Timberland Venture as a wholly-owned subsidiary and the Note Payable to Timberland Venture is therefore eliminated for financial reporting purposes upon consolidation as it is now intercompany indebtedness. The redemption transaction and consolidation are described in Note 8: Related Parties.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 88

LONG-TERM DEBT AND LONG-TERM DEBT MATURITIES
The following table lists our long-term debt by types and interest rates at the end of our last two years and includes the current portion.
Long-Term Debt by Types and Interest Rates (Includes Current Portion)

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2017	DECEMBER 31, 2016
6.95% debentures due 2017	$—	$281
7.00% debentures due 2018	62	62
7.375% notes due 2019	500	500
Variable rate term loan credit facility matures 2020	—	550
9.00% debentures due 2021	150	150
4.70% debentures due 2021	597	606
7.125% debentures due 2023	191	191
5.207% debentures due 2023	885	889
4.625% notes due 2023	500	500
3.25% debentures due 2023	324	324
8.50% debentures due 2025	300	300
7.95% debentures due 2025	136	136
7.70% debentures due 2026	150	150
7.35% debentures due 2026	62	62
7.85% debentures due 2026	100	100
Variable rate term loan credit facility matures 2026	225	—
6.95% debentures due 2027	300	300
7.375% debentures due 2032	1,250	1,250
6.875% debentures due 2033	275	275
Other	1	2
	6,008	6,628
Less unamortized discounts	(5)	(5)
Less unamortized debt expense	(11)	(13)
Total	$5,992	$6,610
Portion due within one year	$62	$281
Amounts of Long-Term Debt Due Annually for the Next Five Years and the Total Amount Due After 2022

DOLLAR AMOUNTS IN MILLIONS (1)
2018	$62
2019	500
2020	—
2021	719
2022	—
Thereafter	4,675
(1) Excludes $36 million of unamortized discounts, capitalized debt expense and fair value adjustments (related to Plum Creek merger).

NOTE 13: FAIR VALUE OF FINANCIAL INSTRUMENTS
FAIR VALUE OF DEBT
The estimated fair values and carrying values of our long-term debt consisted of the following:

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2017		DECEMBER 31, 2016
	CARRYING VALUE	FAIR VALUE (LEVEL 2)	CARRYING VALUE	FAIR VALUE (LEVEL 2)
Long-term debt (including current maturities):
Fixed rate	$5,768	$6,823	$6,061	$6,925
Variable rate	224	225	549	550
Total Debt	$5,992	$7,048	$6,610	$7,475

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 89

To estimate the fair value of long-term debt, we used the following valuation approaches:

•	market approach — based on quoted market prices we received for the same types and issues of our debt; or

•	income approach — based on the discounted value of the future cash flows using market yields for the same type and comparable issues of debt.
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
LEGAL PROCEEDINGS
We are party to various legal proceedings arising in the ordinary course of business. We are not currently a party to any legal proceeding that management believes could have a material adverse effect on our long-term consolidated financial position, results of operations or cash flows. See "Ongoing IRS Matter" in Note 20: Income Taxes for a discussion of a tax proceeding involving Plum Creek REIT's 2008 U.S. federal income tax return.
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

We have received notification from the Environmental Protection Agency (the EPA) and have acknowledged that we are a potentially responsible party in a portion of the Kalamazoo River Superfund site in southwest Michigan. Our involvement in the remediation site is based on our former ownership of the Plainwell, Michigan mill located within the remediation site. Several other companies also operated upstream pulp mills within the remediation site. We are currently cooperating with the other parties to jointly implement an administrative order issued by the EPA on April 14, 2016, with respect to a portion of the site comprising a stretch of the river approximately 1.7 miles long referred to as the Otsego Township Dam Area. We do not expect to incur material losses related to the implementation of this administrative order; however, we may incur additional costs, as yet not specified, in connection with remediation tasks resulting from other areas of the site. The company, along with others, was named as a defendant by Georgia Pacific Consumer Products LP, Fort James Corporation and Georgia-Pacific LLC in an action seeking contribution under CERCLA for remediation costs relating to the site. The trial has been concluded but a decision on cost contribution and allocation has not yet been rendered by the Court.
Our Established Reserves. We have established reserves for estimated remediation costs on the active Superfund sites and other sites for which we are a potentially responsible party. These reserves are recorded in "Accrued liabilities" and "Other liabilities" in our Consolidated Balance Sheet.
Changes in the Reserve for Environmental Remediation

DOLLAR AMOUNTS IN MILLIONS
Reserve balance as of December 31, 2016	$34
Reserve charges and adjustments, net	29
Payments	(15)
Reserve balance as of December 31, 2017	$48
Total active sites as of December 31, 2017	37

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 90

We change our accrual to reflect:

•	new information on any site concerning implementation of remediation alternatives,

•	updates on prior cost estimates and new sites and

•	costs incurred to remediate sites.
Estimates. We believe it is reasonably possible, based on currently available information and analysis, that remediation costs for all identified sites may exceed our existing reserves by up to $150 million.
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
Changes in the Reserve for Asset Retirement Obligations

DOLLAR AMOUNTS IN MILLIONS
Reserve balance as of December 31, 2016(1)	$29
Reserve charges and adjustments, net	12
Payments	(11)
Other adjustments(2)	2
Reserve balance as of December 31, 2017	$32
(1) Reserve balance for continuing operations (2) Primarily related to a foreign currency remeasurement gain for our Canadian reforestation obligation
COMMITMENTS AND OTHER CONTINGENCIES
Our commitments and contingencies include:

•	guarantees of debt and performance,

•	operating leases and

•	product remediation contingency.
Guarantees
We have guaranteed the performance of the buyer/lessee of a timberlands lease we sold in 2005. Future payments on the lease, which expires in 2023, are $12 million.
Operating Leases
Our rent expense for continuing operations was:

•	$39 million in 2017,

•	$37 million in 2016 and

•	$24 million in 2015.
We have operating leases for:

•	various equipment, including logging equipment, lift trucks, automobiles and office equipment;

•	timberland ground leases; and

•	office and wholesale space.
Future Commitments on Operating Leases
Our operating lease commitments as of December 31, 2017 were:

DOLLAR AMOUNTS IN MILLIONS
2018	$40
2019	35
2020	32
2021	29
2022	27
Thereafter	161

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 91

Product Remediation Contingency
In July 2017, the company announced it was implementing a solution to address concerns regarding our TJI® Joists with Flak Jacket® Protection product. The company has determined that an odor in certain newly constructed homes is related to a recent formula change to the Flak Jacket coating that included a formaldehyde-based resin. This issue is isolated to Flak Jacket product manufactured after December 1, 2016, and does not affect any of the company’s other products. We recorded a pretax charge of $290 million in the period ended December 31, 2017, related to remediation costs. Refer to Note 18: Charges for Product Remediation for further information.

NOTE 15: SHAREHOLDERS’ INTEREST
This note provides details about:

•	preferred and preference shares,

•	common shares,

•	share-repurchase programs and

•	cumulative other comprehensive income (loss).
PREFERRED AND PREFERENCE SHARES
We had no preferred shares outstanding at the end of 2017 or 2016. However, we have authorization to issue 7 million preferred shares with a par value of $1.00 per share.
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
COMMON SHARES
The number of common shares we have outstanding changes when:

•	new shares are issued,

•	stock options are exercised,

•	restricted stock units or performance share units vest,

•	stock-equivalent units are paid out,

•	shares are tendered,

•	shares are repurchased or

•	shares are canceled.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 92

Reconciliation of Our Common Share Activity

SHARES IN THOUSANDS
	2017	2016	2015
Outstanding at beginning of year	748,528	510,483	524,474
Issuance from merger with Plum Creek (Note 4)	—	278,887	—
Stock options exercised	5,970	2,571	1,592
Issued for restricted stock units	605	840	365
Issued for performance shares	120	219	242
Preference shares converted to common	—	23,345	—
Repurchased	—	(67,817)	(16,190)
Outstanding at end of year	755,223	748,528	510,483
SHARE REPURCHASE PROGRAMS
On August 13, 2014, our board of directors approved a stock repurchase program under which we were authorized to repurchase up to $700 million of outstanding shares (the 2014 Repurchase Program). The 2014 Repurchase Program replaced the prior 2011 stock repurchase program. During 2014, we repurchased 6,062,993 shares of common stock for $203 million under the 2014 Repurchase Program. During 2015, we completed the 2014 Repurchase Program by repurchasing 15,471,962 shares of common stock for $497 million.
On August 27, 2015, our board of directors approved a new share repurchase program of up to $500 million on outstanding shares (the 2015 Repurchase Program), commencing upon completion of the 2014 Repurchase Program. During 2015, we repurchased 717,464 shares of common stock for $22 million under the 2015 Repurchase Program. As of December 31, 2016, we had remaining authorization of $478 million for future stock repurchases.
In November 2015, our board of directors approved a stock repurchase program under which we were authorized to repurchase up to $2.5 billion of outstanding shares subsequent to the closing of our merger with Plum Creek (the 2016 Repurchase Program). This new authorization replaced the August 2015 share repurchase authorization. Transaction fees incurred for repurchases are not counted as use of funds authorized for repurchases under the 2016 Share Repurchase Authorization. During 2016, we repurchased 67,816,810 shares of common stock for $2 billion under the 2016 Share Repurchase Authorization. We did not repurchase any shares of common stock during 2017. As of December 31, 2017, we had remaining authorization of $500 million for future stock repurchases. We had 755,223 thousand shares of common stock outstanding as of December 31, 2017.
All common stock purchases under the 2016, 2015, and 2014 Repurchase Programs were made in open-market transactions.
We record share repurchases upon trade date as opposed to the settlement date when cash is disbursed. We record a liability to account for repurchases that have not been cash settled. There were no unsettled repurchases as of December 31, 2017, or December 31, 2016.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 93

CUMULATIVE OTHER COMPREHENSIVE INCOME (LOSS)
Changes in amounts included in our cumulative other comprehensive income (loss) by component are:

DOLLAR AMOUNTS IN MILLIONS
		PENSION		OTHER POSTRETIREMENT BENEFITS
	Foreign currency translation adjustments	Actuarial losses	Prior service costs	Actuarial losses	Prior service credits	Unrealized gains on available-for-sale securities	Total
Beginning balance as of January 1, 2016	$207	$(1,372)	$(11)	$(77)	$35	$6	$(1,212)
Other comprehensive income (loss) before reclassifications	25	(590)	—	5	—	1	(559)
Income taxes	—	208	—	(1)	—	—	207
Net other comprehensive income (loss) before reclassifications	25	(382)	—	4	—	1	(352)
Amounts reclassified from cumulative other comprehensive income (loss)(1)	—	156	4	9	(7)	—	162
Income taxes	—	(53)	(2)	(3)	1	—	(57)
Net amounts reclassified from cumulative other comprehensive income (loss)	—	103	2	6	(6)	—	105
Total other comprehensive income (loss)	25	(279)	2	10	(6)	1	(247)
Beginning balance as of January 1, 2017	$232	$(1,651)	$(9)	$(67)	$29	$7	$(1,459)
Other comprehensive income (loss) before reclassifications	32	(356)	(3)	19	—	2	(306)
Income taxes	—	76	1	(5)	—	—	72
Net other comprehensive income (loss) before reclassifications	32	(280)	(2)	14	—	2	(234)
Amounts reclassified from cumulative other comprehensive income (loss)(1)	—	195	4	8	(8)	—	199
Income taxes	—	(66)	(1)	(3)	2	—	(68)
Net amounts reclassified from cumulative other comprehensive income (loss)	—	129	3	5	(6)	—	131
Total other comprehensive income (loss)	32	(151)	1	19	(6)	2	(103)
Ending balance as of December 31, 2017	$264	$(1,802)	$(8)	$(48)	$23	$9	$(1,562)
(1) Actuarial losses and prior service credits (costs) are included in the computation of net periodic benefit costs (credits). See Note: 9 Pension and Other Postretirement Benefit Plans.

NOTE 16: SHARE-BASED COMPENSATION
This note provides details about:

•	our Long-Term Incentive Compensation Plan (2013 Plan),

•	share-based compensation resulting from our merger with Plum Creek,

•	how we account for share-based awards,

•	tax benefits of share-based awards,

•	types of share-based compensation and

•	unrecognized share-based compensation.

Share-based compensation expense was:

•	$40 million in 2017,

•	$60 million in 2016 and

•	$31 million in 2015.
The 2016 and 2015 amounts above contain awards to employees of the divested Cellulose Fibers businesses and are included in our results of discontinued operations. These amounts are:

•	$6 million in 2016 and

•	$6 million in 2015.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 94

OUR LONG-TERM INCENTIVE COMPENSATION PLAN
Our long-term incentive plans provide for share-based awards that include:

•	restricted stock,

•	restricted stock units,

•	performance shares

•	performance share units,

•	stock options and

•	stock appreciation rights.
We may issue future grants of up to 21 million shares under the 2013 Plan (the Plan). We also have the right to reissue forfeited and expired grants.
For restricted stock, restricted stock units, performance shares, performance share units or other equity grants:

•	An individual participant may receive a grant of up to 1 million shares annually.

•	No participant may be granted awards that exceed $10 million earned in a 12-month period.
For stock options and stock appreciation rights:

•	An individual participant may receive a grant of up to 2 million shares in any one calendar year.

•	The exercise price is required to be the market price on the date of the grant.
The Compensation Committee of our board of directors (the Committee) annually establishes an overall pool of stock awards available for grants based on performance.
For stock-settled awards, we:

•	issue new stock into the marketplace and

•	generally do not repurchase shares in connection with issuing new awards.
Our common shares would increase by approximately 32 million shares if all share-based awards were exercised or vested. These include:

•	all options, restricted stock units, and performance share units outstanding at December 31, 2017, under the 2013 Plan and 2004 Plan; and

•	all remaining options, restricted stock units, and performance share units that could be granted under the 2013 Plan.
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
Value Management Awards
Following the merger, the VMAs assumed were valued at target. All outstanding VMAs, if earned, were set to vest December 31, 2017, and will be paid in the first quarter 2018. The VMAs were classified and accounted for as liabilities, as they are settled in cash upon vesting. The expense recognized over the performance period subsequent to the merger was equal to the cash value of an award as of the last day of the performance period multiplied by the number of awards that were earned. Expense for VMAs was recognized over the remaining service period unless a qualifying termination occurs. A qualifying termination of an awardee resulted in the acceleration of vesting and expense recognition in the period that the qualifying termination occurred. Qualifying terminations during 2016 resulted in $6 million of expense recognized. This accelerated expense is included in merger-related integration costs as described in Note 17: Charges for Integration and Restructuring, Closures and Asset Impairments.
HOW WE ACCOUNT FOR SHARE-BASED AWARDS
When accounting for share-based awards we:

•	use a fair-value-based measurement for share-based awards and

•	recognize the cost of share-based awards in our consolidated financial statements.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 95

We recognize the cost of share-based awards in our Consolidated Statement of Operations over the required service period — generally the period from the date of the grant to the date when it is vested. Special situations include:

•	Awards that vest upon retirement — the required service period ends on the date an employee is eligible for retirement, including early retirement.

•	Awards that continue to vest following job elimination or the sale of a business — the required service period ends on the date the employment from the company is terminated.
In these special situations, compensation expense from share-based awards is recognized over a period that is shorter than the stated vesting period.
TAX BENEFITS OF SHARE-BASED AWARDS
Our total income tax benefit from share-based awards — as recognized in our Consolidated Statement of Operations — for the last three years was:

•	$6 million in 2017,

•	$12 million in 2016 and

•	$8 million in 2015.
The 2016 and 2015 amounts above contain income tax benefit from share-based awards to employees that were part of the Cellulose Fibers divestitures and are included in our results of discontinued operations. These amounts are:

•	$2 million in 2016 and

•	$2 million in 2015.
Tax benefits from share-based awards are accrued as stock compensation expense is recognized in the Consolidated Statement of Operations. Tax benefits from share-based awards are realized when:

•	restricted shares and restricted share units vest,

•	performance shares and performance share units vest,

•	stock options are exercised and

•	stock appreciation rights are exercised.
TYPES OF SHARE-BASED COMPENSATION
Our share-based compensation is in the form of:

•	restricted stock units,

•	performance share units,

•	stock options,

•	stock appreciation rights,

•	deferred compensation stock equivalent units and

•	value management awards assumed in merger with Plum Creek.
RESTRICTED STOCK UNITS
Through the Plan, we award restricted stock units — grants that entitle the holder to shares of our stock as the award vests.
The Details
Our restricted stock units granted in 2017, 2016 and 2015 generally:

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
We generally record share-based compensation expense for restricted stock units over the four-year vesting period. Generally, for restricted stock units that continue to vest following the termination of employment, we record the share-based compensation expense over a required service period that is less than the stated vesting period.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 96

Activity
The following table shows our restricted stock unit activity for 2017.

	RESTRICTED STOCK UNITS (IN THOUSANDS)	WEIGHTED AVERAGE GRANT-DATE FAIR VALUE
Nonvested at December 31, 2016	1,583	$26.49
Granted	739	32.83
Vested	(670)	27.23
Forfeited	(137)	27.43
Nonvested at December 31, 2017(1)	1,515	$29.12
(1) As of December 31, 2017, there were approximately 203 thousand restricted stock units that had met the requisite service period and will be released as identified in the grant terms.
The weighted average grant-date fair value for restricted stock units was:

•	$32.83 in 2017,

•	$30.25 in 2016 and

•	$35.41 in 2015.
The total grant-date fair value of restricted stock units vested was:

•	$18 million in 2017,

•	$36 million in 2016 and

•	$14 million in 2015.
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
The Details
The final number of shares awarded will range from 0 percent to 150 percent of each grant’s target, depending upon actual company performance.

For shares granted in 2017, the ultimate number of performance share units earned is based on two measures:

•	our relative total shareholder return (TSR) ranking measured against the S&P 500 over a three-year period and

•	our relative TSR ranking measured against an industry peer group of companies over a three-year period.

For shares granted in 2016, the ultimate number of performance share units earned is based on three measures:

•	our relative total shareholder return (TSR) ranking measured against the S&P 500 over a three-year period,

•	our relative TSR ranking measured against an industry peer group of companies over a three-year period and

•	achievement of Plum Creek merger cost synergy targets.

For shares granted in 2015, the ultimate number of performance share units earned is based on two measures:

•	our relative total shareholder return (TSR) ranking measured against the S&P 500 over a three-year period and

•	our relative TSR ranking measured against an industry peer group of companies over a three-year period.

The vesting provisions for performance share units granted in 2017, 2016 and 2015 were as follows:

•	vest 100 percent on the third anniversary of the grant date as long as the individual remains employed by the company;

•	fully vest in the event the participant dies or becomes disabled while employed;

•	continue to vest upon retirement at an age of at least 62, but a portion of the grant is forfeited if retirement occurs before the one year anniversary of the grant;

•	continue vesting for one year in the event of involuntary termination when the retirement criteria has not been met and the employee has met the second anniversary of the grant date; and

•	will be forfeited upon termination of employment in all other situations including early retirement prior to age 62.
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

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 97

Weighted Average Assumptions Used in Estimating the Value of Performance Share Units

	2017 GRANTS	2016 GRANTS	2015 GRANTS
Performance period	1/1/2017 – 12/31/2019	1/1/2016 – 12/31/2018	1/1/2015 – 12/31/2017
Expected dividends	3.74%	3.92% - 5.37%	3.26%
Risk-free rate	0.68% - 1.55%	0.45% - 0.97%	0.05% - 1.07%
Volatility	22.71% - 24.07%	21.87% - 28.09%	16.33% - 20.89%
Weighted average grant-date fair value	$37.93	$22.58	$34.75
Activity
The following table shows our performance share unit activity for 2017.

	GRANTS (IN THOUSANDS)	WEIGHTED AVERAGE GRANT-DATE FAIR VALUE
Nonvested at December 31, 2016	761	$25.23
Granted at target	346	37.93
Vested	(130)	29.98
Forfeited	(12)	30.93
Nonvested at December 31, 2017(1)	965	$30.87
(1) As of December 31, 2017, there were approximately 41 thousand performance share units that had met the requisite service period and will be released as identified in the grant terms.
The total grant-date fair value of performance share units vested was:

•	$4 million in 2017,

•	$8 million in 2016 and

•	$9 million in 2015.
As performance share units vest, a portion of the shares awarded is withheld to cover participant taxes. As a result, the number of stock units vested and the number of common shares issued will differ.
STOCK OPTIONS
Stock options entitle award recipients to purchase shares of our common stock at a fixed exercise price. During 2017, we did not grant any stock option awards. When granted in prior years, however, we granted stock options with an exercise price equal to the market price of our stock on the date of the grant.
The Details
Our stock options generally:

•	vest over four years of continuous service and

•	must be exercised within 10 years of the grant-date.
The vesting and post-termination vesting terms for stock options granted in 2016 and 2015 were as follows:

•	vest ratably over four years;

•	vest or continue to vest in the event of death while employed or disability;

•	continue to vest upon retirement at an age of at least 62, but a portion of the grant is forfeited if retirement occurs before the one year anniversary of the grant;

•	continue to vest for one year in the event of involuntary termination when the retirement criteria has not been met; and

•	stop vesting for all other situations including early retirement prior to age 62.
Our Accounting
We use a Black-Scholes option valuation model to estimate the fair value of every stock option award on its grant-date.
In our estimates, we use:

•	historical data — for option exercise time and employee terminations;

•	a Monte-Carlo simulation — for how long we expect granted options to be outstanding; and

•	the U.S. Treasury yield curve — for the risk-free rate. We use a yield curve over a period matching the expected term of the grant.
The expected volatility in our valuation model is based on:

•	implied volatilities from traded options on our stock,

•	historical volatility of our stock and

•	other factors.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 98

Weighted Average Assumptions Used in Estimating Value of Stock Options Granted

	2016 GRANTS	2015 GRANTS
Expected volatility	25.43%	25.92%
Expected dividends	5.37%	3.28%
Expected term (in years)	4.95	4.77
Risk-free rate	1.28%	1.54%
Weighted average grant-date fair value	$2.73	$5.85
Share-based compensation expense for stock options is generally recognized over the vesting period. There are exceptions for stock options awarded to employees who:

•	are eligible for retirement,

•	will become eligible for retirement during the vesting period or

•	whose employment is terminated during the vesting period due to job elimination or the sale of a business.
In these cases, we record the share-based compensation expense over a required service period that is less than the stated vesting period.
Activity
The following table shows our option unit activity for 2017.

	OPTIONS (IN THOUSANDS)	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE (IN MILLIONS)
Outstanding at December 31, 2016	14,712	$24.96
Granted	—	$—
Exercised	(5,975)	$22.71
Forfeited or expired	(250)	$27.75
Outstanding at December 31, 2017(1)	8,487	$26.47	6.06	$75
Exercisable at December 31, 2017	5,374	$26.45	5.11	$133
(1) As of December 31, 2017, there were approximately 727 thousand stock options that had met the requisite service period and will be released as identified in the grant terms.
The total intrinsic value of stock options exercised was:

•	$68 million in 2017,

•	$18 million in 2016 and

•	$13 million in 2015.
The total grant-date fair value of stock options vested was:

•	$5 million in 2017,

•	$14 million in 2016 and

•	$14 million in 2015.
STOCK APPRECIATION RIGHTS
During 2017, we did not grant any stock appreciation rights. When granted in prior years, however, we granted cash-settled stock appreciation rights as part of certain compensation awards.
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

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 99

Weighted Average Assumptions Used to Re-measure Value of Stock Appreciation Rights at Year-End

	2016 GRANTS	2015 GRANTS
Expected volatility	24.12%	22.10%
Expected dividends	4.04%	4.20%
Expected term (in years)	2.20	1.94
Risk-free rate	1.36%	0.99%
Weighted average fair value	$7.84	$6.96
Activity
The following table shows our stock appreciation rights activity for 2017.

	RIGHTS (IN THOUSANDS)	WEIGHTED AVERAGE EXERCISE PRICE	AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE (IN MILLIONS)
Outstanding at December 31, 2016	386	$23.82
Granted	—	$—
Exercised	(102)	$24.08
Forfeited or expired	(12)	$30.39
Outstanding at December 31, 2017	272	$23.42	5.23	$3
Exercisable at December 31, 2017	168	$21.54	2.29	$2
The total liabilities paid for stock appreciation rights was:

•	$1 million in 2017,

•	$1 million in 2016 and

•	$1 million in 2015.
UNRECOGNIZED SHARE-BASED COMPENSATION
As of December 31, 2017, our unrecognized share-based compensation cost for all types of share-based awards included $38 million related to non-vested equity-classified share-based compensation arrangements — expected to be recognized over a weighted average period of approximately 2.0 years.
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
Our Accounting
We settle all deferred compensation accounts in cash for our employees. Our directors receive shares of common stock as payment for stock-equivalent units. In addition, we credit all stock-equivalent accounts with dividend equivalents. The number of common shares to be issued in the future to directors is 616 thousand.
Stock-equivalent units are:

•	liability-classified awards and

•	re-measured to fair value at every reporting date.
The fair value of a stock-equivalent unit is equal to the market price of our stock.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 100

Activity
The number of stock-equivalent units outstanding in our deferred compensation accounts were:

•	804 thousand as of December 31, 2017,

•	1,004 thousand as of December 31, 2016 and

•	1,003 thousand as of December 31, 2015.

NOTE 17: CHARGES FOR INTEGRATION AND RESTRUCTURING, CLOSURES AND ASSET IMPAIRMENTS
Items Included in Our Charges for Integration and Restructuring, Closures and Asset Impairments

DOLLAR AMOUNTS IN MILLIONS
	2017	2016	2015
Integration and restructuring charges related to our merger with Plum Creek:
Termination benefits	$11	$54	$—
Acceleration of share-based compensation related to qualifying terminations (Note 16)	—	21	—
Acceleration of pension benefits related to qualifying terminations (Note 9)	—	5	—
Professional services	16	52	14
Other integration and restructuring costs	7	14	—
Total integration and restructuring charges related to our merger with Plum Creek	34	146	14
Charges related to closures and other restructuring activities:
Termination benefits	3	4	4
Other closures and restructuring costs	3	4	6
Total charges related to closures and other restructuring activities	6	8	10
Impairment of long-lived assets	154	16	15
Total charges for integration and restructuring, closures and asset impairments	$194	$170	$39
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
ACCRUED TERMINATION BENEFITS
Changes in accrued severance related to restructuring during 2017 were as follows:

DOLLAR AMOUNTS IN MILLIONS
Accrued severance as of December 31, 2016	$26
Charges	14
Payments	(21)
Accrued severance as of December 31, 2017	$19
ASSET IMPAIRMENTS
The Impairment of Long-Lived Assets and Goodwill sections of Note 1: Summary of Significant Accounting Policies provide details about how we account for these impairments. Additional information can also be found in our Critical Accounting Policies.
Long-Lived Assets
Our long-lived asset impairments were primarily related to the following:

•
2017 — In second quarter 2017, we recognized an impairment charge to the timberlands and manufacturing assets of our Uruguayan operations. On June 2, 2017, our Board of Directors approved an agreement to sell all of the Company's equity in the Uruguayan operations to a consortium led by BTG Pactual's Timberland Investment Group (TIG). As a result of this agreement, the related assets met the criteria to be classified as held for sale at June 30, 2017. This designation required us to record the related assets at fair value, less an amount of estimated selling costs, and thus recognize a $147 million noncash pretax impairment charge. This amount was recorded in the Timberlands segment. The fair value of the related assets was primarily based on the agreed upon cash purchase price of $403 million. On September 1, 2017, we announced the completion of the sale. Refer to Note 3: Discontinued Operations and Other Divestitures for further details on the Uruguayan operations sale.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 101

Additionally, in September 2017, we recognized an impairment charge of $6 million related to a nonstrategic asset in our Wood Products segment. The fair value of the asset was determined using the value indicated in a purchase sale agreement.

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

NOTE 18: CHARGES FOR PRODUCT REMEDIATION
In July 2017, we announced we were implementing a solution to address concerns regarding our TJI® Joists with Flak Jacket® Protection product. This issue is isolated to Flak Jacket product manufactured after December 1, 2016, and does not affect any of our other products. We estimate that approximately 2,400 homes were affected.
We recorded a liability of $50 million in second quarter 2017 based on the preliminary information that was available at that time. As remediation work progressed, we obtained additional information and experience regarding the scope of the required remediation efforts and associated costs. Accordingly, we adjusted our liability to account for the higher than originally expected cost per home for remediation, a modest increase in the estimated number of homes affected, as well as additional homebuilder and homeowner reimbursements. We recorded pretax charges of $190 million and $50 million in the third and fourth quarters 2017, respectively, to accrue for expected costs associated with the remediation.
Our charges related to remediation efforts total $290 million for the period ended December 31, 2017. The charges recorded are attributable to our Wood Products segment and were recorded in "Charges for product remediation," on the Consolidated Statement of Operations. As of December 31, 2017, $192 million has been paid out in relation to our remediation efforts. The remaining accrual of $98 million is recorded in "Accrued liabilities" on the Consolidated Balance Sheet. The company ultimately expects a significant portion of the total expense will be covered by insurance, however, as of the date of these financial statements no amounts related to potential recoveries have been recorded.

NOTE 19: OTHER OPERATING COSTS (INCOME), NET
Other operating costs (income), net:

•	includes both recurring and occasional income and expense items and

•	can fluctuate from year to year.
Various Income and Expense Items Included in Other Operating Costs (Income), Net

DOLLAR AMOUNTS IN MILLIONS
	2017	2016	2015
Gain on disposition of nonstrategic assets (1)	$(16)	$(60)	$(12)
Foreign exchange losses (gains), net (2)	(1)	(6)	47
Litigation expense, net	20	24	23
Gain on sale of timberlands (3)	(99)	—	—
Environmental remediation insurance recoveries	(42)	—	—
Other, net	10	(11)	(17)
Total other operating costs (income), net	$(128)	$(53)	$41
(1) Gain on disposition of nonstrategic assets in 2016 included a $36 million pretax gain recognized in first quarter 2016 on the sale of our Federal Way, Washington headquarters campus.
(2) Foreign exchange gains and losses result from changes in exchange rates primarily related to our U.S. dollar denominated debt that is held by our Canadian subsidiary.
(3) Gain on sale of 100,000 acres sold to Twin Creeks during Q4 2017. Refer to Note 8: Related Parties for further information.

NOTE 20: INCOME TAXES
This note provides details about our income taxes applicable to continuing operations:

•	earnings before income taxes,

•	provision for income taxes,

•	effective income tax rate,

•	deferred tax assets and liabilities,

•	unrecognized tax benefits and

•	our ongoing IRS tax matter.
Income taxes related to discontinued operations are discussed in Note 3: Discontinued Operations and Other Divestitures.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 102

The Income Taxes section of Note 1: Summary of Significant Accounting Policies provides details about how we account for our income taxes.
Tax Legislation
On December 22, 2017, H.R. 1, commonly known as the Tax Cuts and Jobs Act (the "Tax Act"), was enacted. The Tax Act contains significant changes to corporate taxation, including the reduction of the corporate tax rate from 35 percent to 21 percent. As a result of the reduction in the corporate tax rate, we have revalued our deferred tax assets and liabilities and have recorded a tax expense of $74 million during 2017, which reduced our net deferred tax asset. The deemed repatriation on deferred foreign income provisions does not impact our operations due to the fact that we have no foreign undistributed earnings.
EARNINGS BEFORE INCOME TAXES
Domestic and Foreign Earnings from Continuing Operations Before Income Taxes

DOLLAR AMOUNTS IN MILLIONS
	2017	2016	2015
Domestic earnings	$643	$353	$326
Foreign earnings	73	151	27
Total earnings before income taxes	$716	$504	$353
PROVISION FOR INCOME TAXES
Provision (Benefit) for Income Taxes from Continuing Operations

DOLLAR AMOUNTS IN MILLIONS
	2017	2016	2015
Current:
Federal	$10	$1	$7
State	—	1	(2)
Foreign	82	11	(5)
Total current	92	13	—
Deferred:
Federal	61	37	(69)
State	(18)	(3)	(3)
Foreign	(1)	42	14
Total deferred	42	76	(58)
Total income tax provision (benefit)	$134	$89	$(58)
EFFECTIVE INCOME TAX RATE
Effective Income Tax Rate Applicable to Continuing Operations

DOLLAR AMOUNTS IN MILLIONS
	2017	2016	2015
U.S. federal statutory income tax	$250	$177	$123
State income taxes, net of federal tax benefit	(2)	(3)	(5)
REIT income not subject to federal income tax	(198)	(99)	(158)
REIT benefit from change to tax law	—	—	(13)
Tax affect of U.S. corporate rate change	74	—	—
Foreign taxes	54	(4)	4
Provision for unrecognized tax benefits	(2)	—	(7)
Repatriation of Canadian earnings	(22)	24	—
Other, net	(20)	(6)	(2)
Total income tax provision (benefit)	$134	$89	$(58)
Effective income tax rate	18.8%	17.6%	(16.4)%
DEFERRED TAX ASSETS AND LIABILITIES
Deferred tax assets and liabilities reflect the future tax impact created by differences between the timing of when income or deductions are recognized for pretax financial book reporting purposes versus income tax purposes. Deferred tax assets represent a future tax benefit (or reduction to income taxes in a future period), while deferred tax liabilities represent a future tax obligation (or increase to income taxes in a future period). Our deferred tax assets and liabilities have been revalued for the reduction in the U.S. corporate tax rate.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 103

Balance Sheet Classification of Deferred Income Tax Assets (Liabilities) Related to Continuing Operations

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2017	DECEMBER 31, 2016
Net noncurrent deferred tax asset	$268	$293
Net noncurrent deferred tax liability	—	—
Net deferred tax asset (liability)	$268	$293

Items Included in Our Deferred Income Tax Assets (Liabilities)

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2017	DECEMBER 31, 2016
Postretirement benefits	$50	$76
Pension	306	395
State tax credits	56	46
Other reserves	38	14
Net operating loss carryforwards	18	25
Other	152	218
Gross deferred tax assets	620	774
Valuation allowance	(63)	(56)
Net deferred tax assets	557	718
Property, plant and equipment	(154)	(214)
Timber installment notes	(116)	(180)
Other	(19)	(31)
Deferred tax liabilities	(289)	(425)
Net deferred tax asset (liability)	$268	$293
Other Information About Our Deferred Income Tax Assets (Liabilities)
Other information about our deferred income tax assets (liabilities) include:

•	net operating loss and credit carryforwards,

•	valuation allowances and

•	reinvestment of undistributed earnings.
Net Operating Loss and Credit Carryforwards
Our gross federal, state and foreign net operating loss carryforwards as of the end of 2017 totaled $1.0 billion as follows:

•	U.S. REIT - $684 million, which expire from 2030 through 2036;

•	State - $349 million, which expire from 2018 through 2037; and

•	Foreign - none.
Our gross state credit carryforwards at the end of 2017 totaled $70 million, which includes $22 million that expire from 2018 through 2031 and $48 million that do not expire. Our U.S. TRS has $6 million in foreign tax credit carryforwards that expire in 2027.
Valuation Allowances
With the exception of the valuation allowance discussed below, we believe it is more likely than not that we will have sufficient future taxable income to realize our deferred tax assets.
Our valuation allowance on our deferred tax assets was $63 million at the end of 2017, related to state credits, state net operating losses and passive foreign tax credits.
Reinvestment of Undistributed Earnings
It is our practice and intention to reinvest the earnings of our foreign subsidiaries into those respective operations. As such, we have not made a provision for U.S. income taxes or additional foreign withholding taxes for potential distribution of future earnings of our foreign subsidiaries which are permanently reinvested. As of December 31, 2017, we had no foreign undistributed earnings.
UNRECOGNIZED TAX BENEFITS
Unrecognized tax benefits represent potential future obligations to taxing authorities if uncertain tax positions we have taken on previously filed tax returns are not sustained. The total gross amount of unrecognized tax benefits as of December 31, 2017, and 2016, is $4 million and $6 million, of which a net amount of $2 million and $5 million, respectively, would affect our tax rate if recognized.

The net liability recorded in our Consolidated Balance Sheet related to unrecognized tax benefits is $2 million as of December 31, 2017, comprised of the $4 million gross unrecognized tax benefit amount net of $2 million in loss carryforwards available to offset the liability. The net liability as of December 31, 2016 was $5 million, comprised of $6 million gross unrecognized tax benefit amount net of $2 million loss carryforwards available to offset the liability and includes $1 million of interest.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 104

In accordance with our accounting policy, we accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. See Note 1: Summary of Significant Accounting Policies.
Reconciliation of the Beginning and Ending Amount of Unrecognized Tax Benefits

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2017	DECEMBER 31, 2016
Balance at beginning of year	$6	$6
Lapse of statute	(2)	—
Balance at end of year	$4	$6
As of December 31, 2017, none of our U.S. federal income tax returns are under examination, with years 2013 forward open to examination. We are undergoing examinations in state jurisdictions for tax years 2013 through 2016, with tax years 2009 forward open to examination. We are also undergoing examinations in foreign jurisdictions for tax years 2013 through 2014, with tax years 2010 forward open to examination. We do not expect that the outcome of any examination will have a material effect on our consolidated financial statements; however, audit outcomes and the timing of audit settlements are subject to significant uncertainty.
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
We received a Notice of Final Partnership Administrative Adjustment (FPAA), dated July 20, 2016, from the Internal Revenue Service (IRS) in regard to Plum Creek's 2008 U.S. federal income tax treatment of the transaction forming the Timberland Venture. The IRS is asserting that the transfer of the timberlands to the Timberland Venture was a taxable transaction to Plum Creek at the time of the transfer rather than a nontaxable capital contribution. We have filed a petition in the U.S. Tax Court and will vigorously contest this adjustment.
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

NOTE 21: GEOGRAPHIC AREAS
This note provides selected key financial data according to the geographical locations of our customers. The selected key financial data includes:

•	sales to unaffiliated customers,

•	export sales from the U.S. and

•	long-lived assets.
SALES
Our sales to unaffiliated customers outside the U.S. are primarily to customers in Canada, China and Japan. Our export sales include:

•	logs, lumber and wood chips to Japan and

•	logs and lumber to other Pacific Rim countries.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 105

Sales by Geographic Area

DOLLAR AMOUNTS IN MILLIONS
	2017	2016	2015
Sales to unaffiliated customers:
U.S.	$6,168	$5,451	$4,362
Canada	472	341	307
Japan	352	369	363
China	107	108	99
Other foreign countries	97	96	115
Total	$7,196	$6,365	$5,246
Export sales from the U.S.:
Japan	$295	$314	$309
China	102	103	97
Other foreign countries	148	98	91
Total	$545	$515	$497
LONG-LIVED ASSETS
Our long-lived assets — used in the generation of revenues in the different geographical areas — are nearly all in the U.S. and Canada. Our long-lived assets include:

•	property and equipment, including construction in progress,

•	timber and timberlands,

•	minerals and mineral rights and

•	goodwill.
Long-Lived Assets by Geographic Area

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2017	DECEMBER 31, 2016(1)	DECEMBER 31, 2015(1)
U.S.	$14,922	$15,700	$8,260
Canada	223	206	460
Other foreign countries	—	527	654
Total	$15,145	$16,433	$9,374
(1) Includes assets of discontinued operations.

NOTE 22: SELECTED QUARTERLY FINANCIAL INFORMATION (unaudited)
Quarterly financial data provides a review of our results and performance throughout the year. Our earnings per share for the full year do not always equal the sum of the four quarterly earnings-per share amounts because of common share activity during the year.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 106

Key Quarterly Financial Data for the Last Two Years

DOLLAR AMOUNTS IN MILLIONS EXCEPT PER-SHARE FIGURES
	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER(1)	FOURTH QUARTER(1)	FULL YEAR
2017:
Net sales	$1,693	$1,808	$1,872	$1,823	$7,196
Operating income from continuing operations	293	157	205	476	1,131
Earnings from continuing operations before income taxes	181	58	103	374	716
Net earnings	157	24	130	271	582
Net earnings attributable to Weyerhaeuser common shareholders	157	24	130	271	582
Basic net earnings per share attributable to Weyerhaeuser common shareholders	0.21	0.03	0.17	0.36	0.77
Diluted net earnings per share attributable to Weyerhaeuser common shareholders	0.21	0.03	0.17	0.36	0.77
Dividends paid per share	0.31	0.31	0.31	0.32	1.25
Market prices - high/low	$34.37 - $29.88	$35.50 - $32.28	$34.46 - $30.95	$36.92 - $33.92	$36.92 - $29.88
2016:
Net sales	$1,405	$1,655	$1,709	$1,596	$6,365
Operating income from continuing operations	139	248	261	174	822
Earnings from continuing operations before income taxes	72	161	184	87	504
Net earnings	81	168	227	551	1,027
Net earnings attributable to Weyerhaeuser common shareholders	70	157	227	551	1,005
Basic net earnings per share attributable to Weyerhaeuser common shareholders	0.11	0.21	0.30	0.74	1.40
Diluted net earnings per share attributable to Weyerhaeuser common shareholders	0.11	0.21	0.30	0.73	1.39
Dividends paid per share	0.31	0.31	0.31	0.31	1.24
Market prices - high/low	$31.38 - $22.06	$32.56 - $26.55	$33.17 - $29.52	$33.28 - $28.58	$33.28 - $22.06
(1) Third and fourth quarter 2016 include a gain on our Cellulose Fibers divestitures. Refer to Note 3: Discontinued Operations and Other Divestitures for further information.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 107

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

CHANGES IN INTERNAL CONTROL
During 2017, we integrated the acquired Plum Creek operations into our overall internal controls over financial reporting. No changes occurred in the company's internal control over financial reporting during the period that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting as is defined in the Securities and Exchange Act of 1934 rules. Management, under our supervision, conducted an evaluation of the effectiveness of the company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), management concluded that the company’s internal control over financial reporting was effective as of December 31, 2017. The effectiveness of the company’s internal control over financial reporting as of December 31, 2017, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 108

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Weyerhaeuser Company:

Opinion on Internal Control Over Financial Reporting
We have audited Weyerhaeuser Company and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated February 16, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP
Seattle, Washington
February 16, 2018

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 109

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
A list of our executive officers and biographical information are found in the Our Business — Executive Officers of the Registrant section of this report. Information with respect to directors of the company and certain other corporate governance matters, as required by this item to Form 10-K, is set forth in the Notice of the 2018 Annual Meeting and Proxy Statement for the company’s Annual Meeting of Shareholders to be held May 18, 2018 under the headings "Item 1. Election of Directors - Nominees for Election," “Item 1. Election of Directors - Committees of the Board ,” “Stock Information - Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance at Weyerhaeuser - Code of Ethics,” and in each case is incorporated herein by reference.
The Weyerhaeuser Code of Ethics applies to our chief executive officer, our chief financial officer and our chief accounting officer, as well as other officers, directors and employees of the company. The Weyerhaeuser Code of Ethics is posted on our website at www.weyerhaeuser.com, and currently is located under the tabs “Sustainability”, then “Governance” and finally “Operating Ethically.”

EXECUTIVE AND DIRECTOR COMPENSATION
Information with respect to executive and director compensation, as required by this item to Form 10-K, is set forth in the Notice of the 2018 Annual Meeting and Proxy Statement for the company’s Annual Meeting of Shareholders to be held May 18, 2018 under the headings “Item 1. Election of Directors - Directors’ Compensation" and “Executive Compensation,” and in each case, is incorporated herein by reference.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners and management and with respect to securities authorized for issuance under our equity compensation plans, as required by this item to Form 10-K, is set forth the Notice of the 2018 Annual Meeting and Proxy Statement for the company’s Annual Meeting of Shareholders to be held May 18, 2018 under the headings “Stock Information - Beneficial Ownership of Common Shares,” and “Stock Information - Information about Securities Authorized for Issuance under our Equity Compensation Plans,” and in each case, is incorporated herein by reference.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information about certain relationships and related transactions and director independence, as required by this item to Form 10-K, is set forth in the Notice of the 2018 Annual Meeting and Proxy Statement for the company’s Annual Meeting of Shareholders to be held May 18, 2018 under the headings “Corporate Governance at Weyerhaeuser - Related Party Transactions Review and Approval Policy,” “Corporate Governance at Weyerhaeuser - Independent Board of Directors,” and "Item 1. Election of Directors - Committees of the Board," and in each case, is incorporated herein by reference.

PRINCIPAL ACCOUNTING FEES AND SERVICES
Information with respect to principal accounting fees and services, as required by this item to Form 10-K, is set forth in the Notice of the 2018 Annual Meeting and Proxy Statement for the company’s Annual Meeting of Shareholders to be held May 18, 2018 under the heading “Item 3. Ratify Selection of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 110

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements, or the notes thereto, in Financial Statements and Supplementary Data above.
The agreements included as exhibits to this annual report are included to provide information about their terms and not to provide any other factual or disclosure information about the company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement that were made solely for the benefit of the other parties to the agreement and should not be treated as categorical statements of fact, but rather as a way of allocating the risk among the parties if those statements prove to be inaccurate.  These representations and warranties may have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement, may apply standards of materiality in a way that is different from what may be viewed as material to investors, were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement, and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

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
First Supplemental Indenture dated as of February 15, 1991 between Weyerhaeuser Company and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank and Chemical Bank), a national banking association, as Trustee (incorporated by reference from the Registration Statement on Form S-3, Registration No. 333-52982)**

(c)
Second Supplemental Indenture dated as of February 1, 1993 between Weyerhaeuser Company and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank and Chemical Bank), a national banking association, as Trustee (incorporated by reference from the Registration Statement on Form S-3, Registration No. 333-59974)**

(d)
Third Supplemental Indenture dated as of October 22, 2001 between Weyerhaeuser Company and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank and Chemical Bank), a national banking association, as Trustee (incorporated by reference to Exhibit 4(d) to the Registration Statement on Form S-3, Registration No. 333-72356)

(e)
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
Indenture dated as of March 15, 1983 between Weyerhaeuser Company (as successor to Willamette Industries, Inc.) and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank), as Trustee

(g)
Indenture dated as of January 30, 1993 between Weyerhaeuser Company (as successor to Willamette Industries, Inc.) and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank), as Trustee

(h)
First Supplemental Trust Indenture dated as of March 12, 2002 between Weyerhaeuser Company (as successor to Willamette Industries, Inc.) and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank), as Trustee

(i)
Indenture dated as of January 15, 1996 between Weyerhaeuser Company Limited (as successor to MacMillan Bloedel Limited) and The Bank of New York Mellon Trust Company, N.A. (as successor to Harris Trust Company of New York, formerly known as Bank of Montreal Trust Company), as Trustee

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 111

(j)
First Supplemental Indenture dated as of November 1, 1999 between Weyerhaeuser Company Limited and The Bank of New York Mellon Trust Company, N.A. (as successor to Harris Trust Company of New York, formerly Bank of Montreal Trust Company), as Trustee

(k)
Note Indenture dated November 14, 2005 by and among Plum Creek Timberlands, L.P., as Issuer, Weyerhaeuser Company, as successor to Plum Creek Timber Company, Inc., as Guarantor, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on February 19, 2016 - Commission File Number 1-4825)

(l)
Supplemental Indenture No. 1 dated as of February 19, 2016 by and among Plum Creek Timberlands, L.P., as Issuer, Weyerhaeuser Company, as Guarantor, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on February 19, 2016 - Commission File Number 1-4825)

(m)
Supplemental Indenture No. 2 dated September 28, 2016 by and between Weyerhaeuser Company, as successor Issuer, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on September 30, 2016 - Commission File Number 1-4825)

(n)
Officer’s Certificate dated November 15, 2010 executed by Plum Creek Timberlands, L.P., as Issuer (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on February 19, 2016 - Commission File Number 1-4825 )

(o)
Officer’s Certificate dated November 26, 2012 executed by Plum Creek Timberlands, L.P., as Issuer (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed on February 19, 2016 - Commission File Number 1-4825 )

(p)
Assumption and Amendment Agreement and Installment Note dated as of April 28, 2016 by and among Plum Creek Timberlands, L.P., Weyerhaeuser Company and MeadWestvaco Timber Note Holding Company II, L.L.C. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 4, 2016 - Commission File Number 1-4825)

10	—	Material Contracts
(a)
Form of Weyerhaeuser Executive Change of Control Agreement (incorporated by reference to Exhibit 10(a) to the Annual Report on Form 10-K for the annual period ended December 31, 2016 - Commission File Number 1-4825)*

		(b)	Form of Executive Severance Agreement (incorporated by reference to Exhibit 10(b) to the Annual Report on Form 10-K for the annual period ended December 31, 2016 - Commission File Number 1-4825)*
(c)
Form of Plum Creek Executive Change in Control Agreement (incorporated by reference to Exhibit 10(c) to the Annual Report on Form 10-K for the annual period ended December 31, 2016 - Commission File Number 1-4825)*

(d)
Executive Employment Agreement with Doyle Simons dated February 17, 2016 (incorporated by reference to Exhibit 10(v) to the Annual Report on Form 10-K for the annual period ended December 31, 2015 - Commission File Number 1-4825)*

(e)
Weyerhaeuser Company 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2013 - Commission File Number 1-4825)*

(f)
Form of Weyerhaeuser Company 2013 Long-Term Incentive Plan Stock Option Award Terms and Conditions (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 16, 2013 - Commission File Number 1-4825)*

(g)
Form of Weyerhaeuser Company 2013 Long Term Incentive Plan Performance Share Unit Award Terms and Conditions for Plan Year 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 22, 2016 - Commission File Number 1-4825)*

(h)
Form of Weyerhaeuser Company 2013 Long Term Incentive Plan Performance Share Unit Award Terms and Conditions for Plan Years 2017 and 2018 (incorporated by reference to Exhibit 10.1 the Current Report on Form 8-K filed on January 26, 2017 - Commission File Number 1-4825)*

		(i)	Form of Weyerhaeuser Company 2013 Long-Term Incentive Plan Restricted Stock Unit Award Terms and Conditions *
(j)
Form of Weyerhaeuser Company 2004 Long-Term Incentive Plan Stock Option Award Terms and Conditions (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 11, 2013 - Commission File Number 1-4825)*

(k)
Weyerhaeuser Company 2004 Long-Term Incentive Compensation Plan, as Amended and Restated (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on December 29, 2010 - Commission File Number 1-4825)*

(l)
Form of Plum Creek Executive Stock Option, Restricted Stock Unit and Value Management Award Agreement For Plan Year 2009 (incorporated by reference to Exhibit 10(u) to the Annual Report on Form 10-K for the annual period ended December 31, 2016 - Commission File Number 1-4825)*

(m)
Form of Plum Creek Executive Stock Option, Restricted Stock Unit and Value Management Award Agreement For Plan Year 2010 (incorporated by reference to Exhibit 10(v) to the Annual Report on Form 10-K for the annual period ended December 31, 2016 - Commission File Number 1-4825)*

(n)
Form of Plum Creek Executive Stock Option, Restricted Stock Unit and Value Management Award Agreement For Plan Year 2011 (incorporated by reference to Exhibit 10(w) to the Annual Report on Form 10-K for the annual period ended December 31, 2016 - Commission File Number 1-4825)*

(o)
Form of Plum Creek Executive Restricted Stock Unit and Value Management Award Agreement for Plan Year 2015 (incorporated by reference to Exhibit 10(z) to the Annual Report on Form 10-K for the annual period ended December 31, 2016 - Commission File Number 1-4825)*

(p)
Form of Plum Creek Executive Restricted Stock Unit Agreement for Plan Year 2016 (incorporated by reference to Exhibit 10(aa) to the Annual Report on Form 10-K for the annual period ended December 31, 2016 - Commission File Number 1-4825)*

		(q)	2012 Plum Creek Timber Company, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 99.1 from the Registration Statement on Form S-8, Registration No. 333-209617)*
		(r)	Amended and Restated Plum Creek Timber Company, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 99.2 from the Registration Statement on Form S-8, Registration No. 333-209617)*

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 112

(s) Plum Creek Supplemental Pension Plan (incorporated by reference to Exhibit 10(dd) to the Annual Report on Form 10-K for the annual period ended December 31, 2016 - Commission File Number 1-4825)*
(t) Plum Creek Pension Plan (incorporated by reference to Exhibit 10(ee) to the Annual Report on Form 10-K for the period ended December 31, 2016 - Commission File Number 1-4825)*
(u) Plum Creek Supplemental Benefits Plan (incorporated by reference to Exhibit 10(ff) to the Annual Report on Form 10-K for the annual period ended December 31, 2016 - Commission File Number 1-4825)*
(v)
Weyerhaeuser Company Amended and Restated Annual Incentive Plan for Salaried Employees (as Amended Effective May 19, 2016) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 25, 2016 - Commission File Number 1-4825)*

(w) Weyerhaeuser Company 2015 Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 22, 2014 - Commission File Number 1-4825)*
(x)
Weyerhaeuser Company Salaried Employees Supplemental Retirement Plan (incorporated by reference to Exhibit 10(p) to the Annual Report on Form 10-K for the annual period ended December 31, 2004 - Commission File Number 1-4825)*

(y)
2011 Fee Deferral Plan for Directors of Weyerhaeuser Company (Amended and Restated Effective January 1, 2016) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 6, 2016 - Commission File Number 1-4825)*

(z) Form of Weyerhaeuser Company 2013 Long-Term Incentive Plan Director Restricted Stock Unit Award Terms and Conditions *
(aa)
Revolving Credit Facility Agreement dated as of March 6, 2017, among Weyerhaeuser Company, as Borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as Co-Administrative Agent, and Wells Fargo Bank, National Association, as Co-Administrative Agent and Paying Agent. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 10, 2017 - Commission File Number 1-4825)

(bb)
Term Loan Agreement dated July 24, 2017, by and among Weyerhaeuser Company, Northwest Farm Credit Services, PCA, as administrative agent, and the lender party thereto (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q filed on July 28, 2017- Commission File Number 1-4825)

(cc)
Form of Tax Sharing Agreement to be entered into by and among Weyerhaeuser Company, Weyerhaeuser Real Estate Company and TRI Pointe Homes, Inc. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on November 4, 2013 - Commission File Number 1-4825)

(dd)
First Amendment to Tax Sharing Agreement dated as of July 7, 2015 by and among Weyerhaeuser Company, TRI Pointe Holdings, Inc. (f/k/a Weyerhaeuser Real Estate Company) and TRI Pointe Homes, Inc. (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q filed on July 31, 2015 - Commission File Number 1-4825)

(ee)
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
** Filed in paper - hyperlink not required pursuant to Rule 105 of Regulation S-T

FORM 10-K SUMMARY
None.

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 113

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized February 16, 2018.

WEYERHAEUSER COMPANY

/s/ DOYLE R. SIMONS
Doyle R. Simons
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated February 16, 2018.

/s/ DOYLE R. SIMONS	/s/ RICK R. HOLLEY
Doyle R. Simons Principal Executive Officer and Director	Rick R. Holley Chairman of the Board and Director

/s/ RUSSELL S. HAGEN	/s/ KIM WILLIAMS
Russell S. Hagen Principal Financial Officer	Kim Williams Director

/s/ JEANNE M. HILLMAN	/s/ JOHN F. MORGAN SR.
Jeanne M. Hillman Principal Accounting Officer	John F. Morgan Sr. Director

/s/ LAWRENCE A. SELZER	/s/ NICOLE W. PIASECKI
Lawrence A. Selzer Director	Nicole W. Piasecki Director

/s/ MARK A. EMMERT	/s/ MARC F. RACICOT
Mark A. Emmert Director	Marc F. Racicot Director

/s/ SARA GROOTWASSINK LEWIS	/s/ CHARLES R. WILLIAMSON
Sara Grootwassink Lewis Director	Charles R. Williamson Director

/s/ D. MICHAEL STEUERT
D. Michael Steuert Director

 WEYERHAEUSER COMPANY > 2017 ANNUAL REPORT AND FORM 10-K 114