Form 10-Q
period 2018-03-31
WEYERHAEUSER CO
filed 2018-04-27
CIK 106535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
  __________________________________________________
FORM 10-Q
  __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐
   Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
As of April 23, 2018, 757,013,955 shares of the registrant’s common stock ($1.25 par value) were outstanding.

FINANCIAL INFORMATION

WEYERHAEUSER COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	MARCH 2018	MARCH 2017
Net sales (Note 3)	$1,865	$1,693
Costs of products sold	1,348	1,272
Gross margin	517	421
Selling expenses	23	22
General and administrative expenses	78	87
Research and development expenses	2	4
Charges for integration and restructuring, closures and asset impairments (Note 15)	2	13
Charges (recoveries) for product remediation (Note 16)	(20)	—
Other operating costs, net (Note 17)	28	2
Operating income	404	293
Non-operating pension and other postretirement benefit costs	(24)	(22)
Interest income and other	12	9
Interest expense, net of capitalized interest	(93)	(99)
Earnings before income taxes	299	181
Income taxes (Note 18)	(30)	(24)
Net earnings	$269	$157
Earnings per share, basic and diluted (Note 5)	$0.35	$0.21
Dividends paid per share	$0.32	$0.31
Weighted average shares outstanding (in thousands) (Note 5):
Basic	756,815	750,665
Diluted	759,462	754,747
See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2018	MARCH 2017
Net earnings	$269	$157
Other comprehensive income (loss):
Foreign currency translation adjustments	(15)	2
Amortization of net pension and other postretirement benefits actuarial loss, net of tax expense of $19 and $26	54	29
Amortization of net prior service credit, net of tax benefit of $0 and $0	(1)	(1)
Unrealized gains on available-for-sale securities	—	1
Total other comprehensive income	38	31
Total comprehensive income	$307	$188
See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2018	DECEMBER 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$598	$824
Receivables, less discounts and allowances of $1 and $1	481	396
Receivables for taxes	24	14
Inventories (Note 6)	445	383
Prepaid expenses and other current assets	118	98
Current restricted financial investments held by variable interest entities (Note 7)	253	—
Total current assets	1,919	1,715
Property and equipment, less accumulated depreciation of $3,354 and $3,338	1,573	1,618
Construction in progress	275	225
Timber and timberlands at cost, less depletion	12,888	12,954
Minerals and mineral rights, less depletion	306	308
Goodwill	40	40
Deferred tax assets	244	268
Other assets	278	316
Restricted financial investments held by variable interest entities (Note 7)	362	615
Total assets	$17,885	$18,059

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt (Note 10)	$—	$62
Current debt (nonrecourse to the company) held by variable interest entities (Note 7)	209	209
Accounts payable	245	249
Accrued liabilities (Note 9)	457	645
Total current liabilities	911	1,165
Long-term debt (Note 10)	5,928	5,930
Long-term debt (nonrecourse to the company) held by variable interest entities (Note 7)	302	302
Deferred pension and other postretirement benefits (Note 8)	1,454	1,487
Other liabilities	299	276
Total liabilities	8,894	9,160
Commitments and contingencies (Note 12)

Equity:
Common shares: $1.25 par value; authorized 1,360,000,000 shares; issued and outstanding: 756,699,978 and 755,222,727 shares	946	944
Other capital	8,466	8,439
Retained earnings	1,365	1,078
Accumulated other comprehensive loss (Note 13)	(1,786)	(1,562)
Total equity	8,991	8,899
Total liabilities and equity	$17,885	$18,059
See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2018	MARCH 2017
Cash flows from operations:
Net earnings	$269	$157
Noncash charges to earnings:
Depreciation, depletion and amortization	120	133
Basis of real estate sold	12	14
Deferred income taxes, net	10	3
Pension and other postretirement benefits (Note 8)	34	32
Share-based compensation expense	9	10
Foreign exchange transaction losses (Note 17)	2	3
Change in:
Receivables, less allowances	(83)	(70)
Receivables and payables for taxes	5	(36)
Inventories	(66)	(28)
Prepaid expenses	(5)	(9)
Accounts payable and accrued liabilities	(173)	(137)
Pension and postretirement benefit contributions and payments	(16)	(22)
Other	18	(15)
Net cash from operations	136	35
Cash flows from investing activities:
Capital expenditures for property and equipment	(61)	(52)
Capital expenditures for timberlands reforestation	(20)	(23)
Proceeds from sale of nonstrategic assets	2	8
Other	3	(1)
Net cash used in investing activities	(76)	(68)
Cash flows from financing activities:
Cash dividends on common shares	(242)	(233)
Payments of long-term debt (Note 10)	(62)	—
Proceeds from exercise of stock options	25	55
Other	(7)	(10)
Net cash used in financing activities	(286)	(188)

Net change in cash and cash equivalents	(226)	(221)
Cash and cash equivalents at beginning of period	824	676
Cash and cash equivalents at end of period	$598	$455

Cash paid during the period for:
Interest, net of amount capitalized of $3 and $3	$105	$120
Income taxes	$17	$59
See accompanying Notes to Consolidated Financial Statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER ENDED MARCH 31, 2018 AND 2017

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

Our consolidated financial statements provide an overall view of our results of operations and financial condition. They include our accounts and the accounts of entities we control, including:

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

The accompanying unaudited Consolidated Financial Statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Except as otherwise disclosed in these Notes to Consolidated Financial Statements, such adjustments are of a normal, recurring nature. The Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements. Certain information and footnote disclosures normally included in our annual Consolidated Financial Statements have been condensed or omitted. These quarterly Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017. Results of operations for interim periods should not necessarily be regarded as indicative of the results that may be expected for the full year.

NEW ACCOUNTING PRONOUNCEMENTS

Leases

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, which requires lessees to recognize assets and liabilities for the rights and obligations created by those leases and requires leases to be recognized on the balance sheet. The new guidance is effective for fiscal years beginning after December 15, 2018, and early adoption is permitted. We expect to adopt on January 1, 2019. We are still evaluating certain aspects of the revised guidance and subsequent revisions either made or being contemplated by the FASB, including application of the available practical expedients. We expect the adoption to result in the recognition of the present value of the future commitments on operating leases on our Consolidated Balance Sheet.

Reclassification of Certain Amounts from Accumulated Other Comprehensive Loss

In February 2018, the FASB issued ASU 2018-02, which allows for the reclassification of certain income tax effects related to the Tax Cuts and Jobs Act (the "Tax Act") between “Accumulated other comprehensive loss” and “Retained earnings.” This ASU provides that adjustments to deferred tax liabilities and assets related to a change in tax laws be included in “Income from continuing operations”, even in situations where the related items were originally recognized in “Other comprehensive income.” The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. Adoption of this ASU is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the tax laws was recognized. We adopted this ASU during first quarter 2018 using the period of adoption method, which resulted in a reclassification of $253 million from "Accumulated other comprehensive loss" to "Retained earnings" on our Consolidated Balance Sheet due to changes in federal statutory and effective state rates. In general, tax effects unrelated to the Tax Cuts and Jobs Act are released from accumulated other comprehensive loss using the portfolio approach.

In January 2016, the FASB issued ASU No. 2016-01, which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. We adopted ASU 2016-01 in first quarter 2018, which resulted in a reclassification of accumulated unrealized gains on available-for-sale securities of $9 million from "Accumulated other comprehensive loss" to "Retained earnings" on our Consolidated Balance Sheet.

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

•
Real Estate & ENR – which includes sales of timberlands; rights to explore for and extract hard minerals, oil and gas production and coal; and equity interests in our Real Estate Development Ventures; and

•	Wood Products – which includes softwood lumber, engineered wood products, structural panels, medium density fiberboard and building materials distribution.

A reconciliation of our business segment information to the respective information in the Consolidated Statement of Operations is as follows:

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2018	MARCH 2017
Sales to unaffiliated customers (Note 3):
Timberlands	$505	$486
Real Estate & ENR	51	53
Wood Products	1,309	1,154
	1,865	1,693
Intersegment sales:
Timberlands	228	202

Total sales	2,093	1,895
Intersegment eliminations	(228)	(202)
Total	$1,865	$1,693
Net contribution to earnings:
Timberlands	$189	$148
Real Estate & ENR(1)	25	26
Wood Products	270	172
	484	346
Unallocated items(2)	(92)	(66)
Net contribution to earnings	392	280
Interest expense, net of capitalized interest	(93)	(99)
Earnings before income taxes	299	181
Income taxes	(30)	(24)
Net earnings	$269	$157

(1)	The Real Estate & ENR segment includes the equity earnings from investments in and advances to our Real Estate Development Ventures, which are accounted for under the equity method.

(2)
Unallocated items are gains or charges not related to, or allocated to, an individual operating segment. They include a portion of items such as: share-based compensation expenses, pension and postretirement costs, foreign exchange transaction gains and losses and the elimination of intersegment profit in inventory and LIFO.

NOTE 3: REVENUE

A majority of our revenue is derived from sales of delivered logs and manufactured wood products. We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which we adopted on January 1, 2018, using the cumulative effect method. The adoption of the new revenue recognition guidance did not materially impact our Consolidated Statement of Operations, Consolidated Balance Sheet, or Consolidated Statement of Cash Flows.

PERFORMANCE OBLIGATIONS

A performance obligation, as defined in ASC Topic 606, is a promise in a contract to transfer a distinct good or service to a customer. A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue at the point in time, or over the period, in which the performance obligation is satisfied.

Performance obligations associated with delivered log sales are typically satisfied when the logs are delivered to our customers’ mills or delivered to an ocean vessel in the case of export sales. Performance obligations associated with the sale of wood products are typically satisfied when the products are shipped. Customers are generally invoiced shortly after logs are delivered or after wood products are shipped, with payment generally due within a month or less of the invoice date. ASC Topic 606 requires entities to consider significant financing components of contracts with customers, though allows for the use of a practical expedient when the period between satisfaction of a performance obligation and payment receipt is one year or less. Given the nature of our revenue transactions, we have elected to utilize this practical expedient.

Performance obligations associated with real estate sales are generally met when placed into escrow and all conditions of closing have been satisfied.

CONTRACT ESTIMATES

Substantially all of the company’s performance obligations are satisfied as of a point in time. Therefore, there is little judgment in determining when control transfers for our business segments as described above.

The transaction price for log sales generally equals the amount billed to our customer for logs delivered during the accounting period. For the limited number of log sales subject to a long-term supply agreement, the transaction price is variable but is known at the time of billing. For wood products sales, the transaction price is generally the amount billed to the customer for the products shipped but may be reduced slightly for estimated cash discounts and rebates.

There are no significant contract estimates related to the real estate business.

CONTRACT BALANCES

In general, customers are billed and a receivable is recorded as we ship and/or deliver wood products and logs. We generally receive payment shortly after products have been received by our customers. Contract asset and liability balances are immaterial.

For real estate sales, the company receives the entire consideration in cash at closing.

MAJOR PRODUCTS

A reconciliation of revenue recognized by our major products:

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2018	MARCH 2017
Net sales:
Timberlands Segment
Delivered logs(1):
West
Domestic sales	$137	$119
Export sales	129	106
Subtotal West	266	225
South	157	148
North	25	27
Other	14	20
Subtotal delivered logs sales	462	420
Stumpage and pay-as-cut timber	15	12
Recreational and other lease revenue	14	14
Other(2)	14	40
Net sales attributable to Timberlands segment	505	486
Real Estate & ENR Segment
Real estate	34	37
Energy and natural resources	17	16
Net sales attributable to Real Estate & ENR segment	51	53
Wood Products Segment
Structural lumber	569	478
Engineered solid section	129	117
Engineered I-joists	78	73
Oriented strand board	232	203
Softwood plywood	50	44
Medium density fiberboard	43	47
Complementary building products	137	122
Other	71	70
Net sales attributable to Wood Products segment	1,309	1,154
Total net sales	$1,865	$1,693

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

(2)
Other Timberlands sales include sales of seeds and seedlings, chips, as well as sales from our former Uruguayan operations (sold during third quarter 2017). Our former Uruguayan operations included logs, plywood and hardwood lumber harvested or produced. Refer to Note 4: Operations Divested for further information.

NOTE 4: OPERATIONS DIVESTED

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

On September 1, 2017, we completed the sale of our Uruguay timberlands and manufacturing operations for approximately $403 million of cash proceeds. Due to the $147 million impairment of our Uruguayan operations recorded during second quarter 2017, no material gain or loss was recorded as a result of this sale.

The sale of our Uruguayan operations was not considered a strategic shift that had or will have a major effect on our operations or financial results, and therefore did not meet the requirements for presentation as discontinued operations.

NOTE 5: NET EARNINGS PER SHARE

Our basic and diluted earnings per share were:

•	$0.35 during first quarter 2018 and

•	$0.21 during first quarter 2017.

Basic earnings per share is net earnings divided by the weighted average number of our outstanding common shares, including stock equivalent units where there is no circumstance under which those shares would not be issued. Diluted earnings per share is net earnings divided by the sum of the weighted average number of our outstanding common shares and the effect of our outstanding dilutive potential common shares:

	QUARTER ENDED
SHARES IN THOUSANDS	MARCH 2018	MARCH 2017
Weighted average common shares outstanding – basic	756,815	750,665
Dilutive potential common shares:
Stock options	1,682	2,981
Restricted stock units	569	547
Performance share units	396	554
Total effect of outstanding dilutive potential common shares	2,647	4,082
Weighted average common shares outstanding – dilutive	759,462	754,747

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

	QUARTER ENDED
SHARES IN THOUSANDS	MARCH 2018	MARCH 2017
Stock options	1,301	1,432
Performance share units	744	568

NOTE 6: INVENTORIES

Inventories include raw materials, work-in-process, finished goods, and materials and supplies.

DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2018	DECEMBER 31, 2017
LIFO inventories:
Logs	$19	$17
Lumber, plywood, panels and fiberboard	76	66
Other products	16	10
FIFO or moving average cost inventories:
Logs	64	38
Lumber, plywood, panels, fiberboard and engineered wood products	109	91
Other products	77	77
Materials and supplies	84	84
Total	$445	$383

LIFO – the last-in, first-out method – applies to major inventory products held at our U.S. locations. The FIFO – the first-in, first-out method – or moving average cost methods apply to the balance of our U.S. raw material and product inventories, all material and supply inventories and all foreign inventories. If we used FIFO for all LIFO inventories, our stated inventories would have been higher by $70 million as of March 31, 2018, and $70 million as of December 31, 2017.

NOTE 7: SPECIAL-PURPOSE ENTITIES

From 2002 through 2004, we sold certain nonstrategic timberlands in five separate transactions. We are the primary beneficiary and consolidate the assets and liabilities of certain monetization and buyer-sponsored Special-purpose entities (SPEs) involved in these transactions. We have an equity interest in the monetization SPEs, but no ownership interest in the buyer-sponsored SPEs. The long-term notes of our monetization SPEs and the financial investments of our buyer-sponsored SPEs include $209 million and $253 million scheduled to mature in fourth quarter 2018 and first quarter 2019, respectively. We have classified the long-term notes scheduled to mature in fourth quarter 2018 as current liabilities and the financial investments scheduled to mature in first quarter 2019 as current receivables on our Consolidated Balance Sheet.

NOTE 8: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The components of net periodic benefit costs are:

	PENSION
	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2018	MARCH 2017
Service cost	$10	$10
Interest cost	60	66
Expected return on plan assets	(100)	(102)
Amortization of actuarial loss	61	55
Amortization of prior service cost	1	1
Total net periodic benefit cost - pension	$32	$30

	OTHER POSTRETIREMENT BENEFITS
	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2018	MARCH 2017
Interest cost	$2	$2
Amortization of actuarial loss	2	2
Amortization of prior service credit	(2)	(2)
Total net periodic benefit cost - other postretirement benefits	$2	$2

For the periods presented, Service cost is included in "Cost of products sold," "Selling expenses," and "General and administrative expenses" and the remaining other items are included in "Non-operating pension and other postretirement benefit costs." Refer to the Consolidated Statement of Operations.

FAIR VALUE OF PENSION PLAN ASSETS AND OBLIGATIONS

We estimate the fair value of pension plan assets based upon the information available during the year-end reporting process. In some cases, primarily private equity funds, the information available consists of net asset values as of an interim date, cash flows between the interim date and the end of the year and market events. We update the year-end estimated fair value of pension plan assets to incorporate year-end net asset values reflected in financial statements received after we have filed our Annual Report on Form 10-K. We expect to complete the valuation of our pension plan assets during the second quarter 2018.

EXPECTED CONTRIBUTIONS AND BENEFIT PAYMENTS

In 2018 we expect to:

•	be required to contribute approximately $23 million for our Canadian registered plan;

•	be required to contribute or make benefit payments for our Canadian nonregistered plans of $4 million;

•	make benefit payments of $19 million for our U.S. nonqualified pension plans; and

•	make benefit payments of $19 million for our U.S. and Canadian other postretirement plans.

We do not anticipate being required to make a contribution to our U.S. qualified pension plans in 2018.

NOTE 9: ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2018	DECEMBER 31, 2017
Accrued income taxes	$—	$19
Customer rebates and volume discounts	32	48
Deferred income	31	48
Interest	84	111
Pension and other postretirement benefits	40	40
Product remediation accrual (Note 16)	43	98
Taxes – Social Security and real and personal property	27	24
Vacation pay	35	33
Wages, salaries and severance pay	86	150
Other	79	74
Total	$457	$645

NOTE 10: LONG-TERM DEBT AND LINES OF CREDIT

During first quarter 2018, we paid our $62 million 7.00 percent debenture at maturity.

During March 2017, we entered into a new $1.5 billion five-year senior unsecured revolving credit facility that expires in March 2022. This replaced a $1.0 billion senior unsecured revolving credit facility that was set to expire September 2018. The entire amount is available to Weyerhaeuser Company. Interest on borrowings are at LIBOR plus a spread or at other interest rates mutually agreed upon between the borrower and the lending banks. As of March 31, 2018, there were no borrowings outstanding.

NOTE 11: FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values and carrying values of our long-term debt consisted of the following:

	MARCH 31, 2018		DECEMBER 31, 2017
DOLLAR AMOUNTS IN MILLIONS	CARRYING VALUE	FAIR VALUE (LEVEL 2)	CARRYING VALUE	FAIR VALUE (LEVEL 2)
Long-term debt (including current maturities)(1):
Fixed rate	$5,704	$6,568	$5,768	$6,823
Variable rate	224	225	224	225
Total debt	$5,928	$6,793	$5,992	$7,048

(1) Excludes nonrecourse debt held by our Variable Interest Entities (VIEs).

To estimate the fair value of fixed rate long-term debt, we used the following valuation approaches:

•	market approach – based on quoted market prices we received for the same types and issues of our debt; or

•	income approach – based on the discounted value of the future cash flows using market yields for the same type and comparable issues of debt.

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

NOTE 12: LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

We are party to various legal proceedings arising in the ordinary course of business. We are not currently a party to any legal proceeding that management believes could have a material adverse effect on our Consolidated Balance Sheet, Consolidated Statement of Operations, or Consolidated Statement of Cash Flows. See Note 18: Income Taxes for a discussion of a tax proceeding involving Plum Creek's 2008 U.S. federal income tax return.

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

We have received notification from the Environmental Protection Agency (the EPA) and have acknowledged that we are a potentially responsible party in a portion of the Kalamazoo River Superfund site in southwest Michigan. Our involvement in the remediation site is based on our former ownership of the Plainwell, Michigan mill located within the remediation site. Several other companies also have been deemed potentially responsible parties as past or present owners or operators of facilities within the site, or as arrangers under CERCLA.

We are currently cooperating with other parties to jointly implement an administrative order issued by the EPA on April 14, 2016, with respect to a portion of the site comprising a stretch of the river approximately 1.7 miles long referred to as the Otsego Township Dam Area. We do not expect to incur material losses related to the implementation of this administrative order.

In 2010, the company, along with others, was named as a defendant by Georgia-Pacific Consumer Products LP, Fort James Corporation and Georgia-Pacific LLC in an action seeking contribution under CERCLA for remediation costs relating to a certain area within the site. On March 29, 2018, the U.S. District Court issued an opinion and order assigning the company responsibility for five percent of approximately $50 million in past costs incurred by the plaintiffs. The remaining ninety-five percent of this pool of past costs incurred was allocated to the plaintiffs and other defendants.

The opinion and order does not establish allocation for future remediation costs, and accordingly, we may incur additional costs in connection with future remediation tasks for other areas of the site. In connection with the opinion and order, we have updated our assessment of the company’s reasonably possible estimated liability associated with the site and have recorded a pretax charge of $28 million in the first quarter as "Other operating costs, net" on the Consolidated Statement of Operations.

As of March 31, 2018, our total accrual for future estimated remediation costs on the active Superfund sites and other sites for which we are potentially responsible was approximately $72 million. These amounts are recorded in "Accrued liabilities" and "Other liabilities" on our Consolidated Balance Sheet.

Asset Retirement Obligations

We have obligations associated with the future retirement of tangible long-lived assets consisting primarily of reforestation obligations related to forest management licenses in Canada and obligations to close and cap landfills. As of March 31, 2018, our accrued balance for these obligations was $34 million. These obligations are recorded in "Accrued liabilities" and "Other liabilities" on our Consolidated Balance Sheet. The accruals have not changed materially since the end of 2017.

Some of our sites have materials containing asbestos. We have met our current legal obligation to identify and manage these materials. In situations where we cannot reasonably determine when materials containing asbestos might be removed from the sites, we have not recorded an accrual because the fair value of the obligation cannot be reasonably estimated.

PRODUCT REMEDIATION

In July 2017, the company announced it was implementing a solution to address concerns regarding our TJI® Joists with Flak Jacket® Protection product. The company has determined that an odor in certain newly constructed homes is related to a recent formula change to the Flak Jacket coating that included a formaldehyde-based resin. This issue is isolated to Flak Jacket product manufactured after December 1, 2016, and does not affect any of the company’s other products. We recorded pretax charges of $290 million to accrue for remediation costs in the year-to-date period ended December 31, 2017. We received insurance recoveries of $20 million during the quarter ended March 31, 2018. Refer to Note 16: Charges (Recoveries) for Product Remediation for further information.

NOTE 13: ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in amounts included in our accumulated other comprehensive loss by component are:

		PENSION		OTHER POSTRETIREMENT BENEFITS
DOLLAR AMOUNTS IN MILLIONS	Foreign currency translation adjustments	Actuarial loss	Prior service cost	Actuarial loss	Prior service credit	Unrealized gains on available-for-sale securities	Total
Beginning balance as of December 31, 2017	$264	$(1,802)	$(8)	$(48)	$23	$9	$(1,562)
Other comprehensive income (loss) before reclassifications	(15)	10	—	—	—	—	(5)
Income taxes	—	(2)	—	—	—	—	(2)
Net other comprehensive income (loss) before reclassifications	(15)	8	—	—	—	—	(7)
Amounts reclassified from accumulated other comprehensive loss(1)	—	61	1	2	(2)	—	62
Income taxes	—	(16)	—	(1)	—	—	(17)
Net amounts reclassified from accumulated other comprehensive loss to earnings	—	45	1	1	(2)	—	45
Total other comprehensive income (loss)	(15)	53	1	1	(2)	—	38
Reclassification of certain tax affects due to tax law changes(2)	—	(245)	(1)	(12)	5	—	(253)
Reclassification of accumulated unrealized gains on available-for-sale securities(3)	—	—	—	—	—	(9)	(9)
Net amounts reclassified from accumulated other comprehensive loss to retained earnings	—	(245)	(1)	(12)	5	(9)	(262)
Ending balance as of March 31, 2018	$249	$(1,994)	$(8)	$(59)	$26	$—	$(1,786)

(1)	Amortization of actuarial loss and prior service (cost) credit are components of net periodic benefit cost (credit). See Note 8: Pension and Other Postretirement Benefit Plans.

(2)
We reclassified certain tax affects from tax law changes of $253 million from "Accumulated other comprehensive loss" to "Retained earnings" on our Consolidated Balance Sheet in accordance with ASU 2018-02. See Note 1: Basis of Presentation.

(3)
We reclassified accumulated unrealized gains from available-for-sale securities of $9 million from "Accumulated other comprehensive loss" to "Retained earnings" on our Consolidated Balance Sheet in accordance with ASU 2016-01. See Note 1: Basis of Presentation.

NOTE 14: SHARE-BASED COMPENSATION

Share-based compensation activity in first quarter 2018 included the following:

SHARES IN THOUSANDS	Granted	Vested
Restricted Stock Units (RSUs)	673	576
Performance Share Units (PSUs)	344	110

A total of 1.5 million shares of common stock were issued as a result of RSU vestings, PSU vestings and stock option exercises.

RESTRICTED STOCK UNITS

The weighted average fair value of the RSUs granted in 2018 was $34.14. The vesting provisions for RSUs granted in 2018 were as follows:

•	vest ratably over four years;

•	immediately vest in the event of death while employed or disability;

•	continue to vest upon retirement at an age of at least 62, but a portion of the grant is forfeited if retirement occurs before the one-year anniversary of the grant;

•	continue vesting for one year in the event of involuntary termination when the retirement criteria has not been met; and

•	will be entirely forfeited upon termination of employment in all other situations including early retirement prior to age 62.

PERFORMANCE SHARE UNITS

The weighted average grant date fair value of PSUs granted in 2018 was $35.49.

The final number of shares granted in 2018 will range from 0 percent to 150 percent of each grant's target, depending upon actual company performance.

The ultimate number of PSUs earned is based on two measures:

•	our relative total shareholder return (TSR) ranking measured against the S&P 500 over a three year period and

•	our relative TSR ranking measured against an industry peer group of companies over a three year period.

The vesting provisions for PSUs granted in 2018 were as follows:

•	vest 100 percent on the third anniversary of the grant date if the individual remains employed by the company;

•	fully vest in the event the participant dies or becomes disabled while employed;

•	continue to vest upon retirement at an age of at least 62, but a portion of the grant is forfeited if retirement occurs before the one year anniversary of the grant;

•	continue vesting for one year in the event of involuntary termination when the retirement criteria has not been met and the employee has met the second anniversary of the grant date; and

•	will be entirely forfeited upon termination of employment in all other situations including early retirement prior to age 62.

Weighted Average Assumptions Used in Estimating the Value of Performance Share Units Granted in 2018

	Performance Share Units
Performance period	1/1/2018	–	12/31/2020
Valuation date average stock price(1)			$34.14
Expected dividends			3.81%
Risk-free rate	1.75%	–	2.34%
Expected volatility	17.30%	–	21.52%

(1) Calculated as an average of the high and low prices on grant date.

VALUE MANAGEMENT AWARDS

Value Management Awards (VMAs) are relative performance equity incentive awards granted to certain former employees of Plum Creek and assumed by the company in connection with the Plum Creek merger. In accordance with the terms of the merger, all VMAs outstanding on December 31, 2017, vested at “target” level performance of $100 per unit and were paid out in full in first quarter of 2018.

NOTE 15: CHARGES FOR INTEGRATION AND RESTRUCTURING, CLOSURES AND ASSET IMPAIRMENTS

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2018	MARCH 2017
Integration and restructuring charges related to our merger with Plum Creek	$—	$12
Charges related to closures and other restructuring activities	1	1
Impairments of long-lived assets	1	—
Total charges for integration and restructuring, closures and asset impairments	$2	$13

NOTE 16: CHARGES (RECOVERIES) FOR PRODUCT REMEDIATION

In July 2017, we announced we were implementing a solution to address concerns regarding our TJI® Joists with Flak Jacket® Protection product. This issue was isolated to Flak Jacket product manufactured after December 1, 2016, and does not affect any of our other products. We estimate that approximately 2,400 homes were affected.

We recorded pretax charges of $290 million in the year-to-date period ended December 31, 2017, to accrue for expected costs associated with the remediation. During first quarter 2018, we received and recorded insurance recoveries of $20 million. The charges and recoveries are attributable to our Wood Products segment and were recorded in "Charges (recoveries) for product remediation," on the Consolidated Statement of Operations.

As of March 31, 2018, $247 million has been paid out in relation to our remediation efforts. The remaining accrual of $43 million is recorded in "Accrued liabilities" on the Consolidated Balance Sheet. The company ultimately expects a significant portion of the total expense will be covered by insurance. As of March 31, 2018, $20 million has been received and recorded for insurance recoveries.

NOTE 17: OTHER OPERATING COSTS, NET

Other operating costs, net:

•	includes both recurring and occasional income and expense items and

•	can fluctuate from year to year.

ITEMS INCLUDED IN OTHER OPERATING COSTS, NET

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2018	MARCH 2017
Gain on disposition of nonstrategic assets	$(2)	$(7)
Foreign exchange losses, net	2	3
Litigation expense, net	5	3
Other, net(1)	23	3
Total other operating costs, net	$28	$2

(1) "Other, net" includes environmental remediation charges. See Note 12: Legal Proceedings, Commitments, and Contingencies for more information.

NOTE 18: INCOME TAXES
As a REIT, we generally are not subject to federal corporate level income taxes on REIT taxable income that is distributed to shareholders. We are required to pay corporate income taxes on earnings of our wholly-owned TRSs, which includes our Wood Products segment and portions of our Timberlands and Real Estate & ENR segments' earnings.

The quarterly provision for income taxes is based on the current estimate of the annual effective tax rate. Our 2018 estimated annual effective tax rate for our TRSs is approximately 24 percent, which is higher than the U.S. domestic statutory federal tax rate primarily due to higher foreign tax rates applicable to foreign earnings and state income taxes.

TAX LEGISLATION

On December 22, 2017, H.R. 1, commonly known as the Tax Cuts and Jobs Act (the "Tax Act"), was enacted. The Tax Act contains significant changes to corporate taxation, including the reduction of the corporate tax rate from 35 percent to 21 percent. As a result of the reduction in the corporate tax rate, we revalued our deferred tax assets and liabilities and recorded a tax expense of $74 million during 2017, which reduced our net deferred tax asset. The deemed repatriation on deferred foreign income provisions does not impact our operations due to the fact that we have no foreign undistributed earnings.

The impact of the Tax Act provisions effective in 2018 is a reduction to our overall estimated annual effective tax rate primarily due to the reduced corporate tax rate.

During first quarter 2018, we adopted ASU 2018-02 which allows for the reclassification of certain income tax effects related to the Tax Act between accumulated other comprehensive income and retained earnings. Refer to Note 1: Basis of Presentation for further details on this ASU and the related impact on our financial statements.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This report contains statements concerning our future results and performance that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report. These forward-looking statements generally are identified by words such as “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” and expressions such as “will be,” “will continue,” “will likely result,” and similar words and expressions. Forward-looking statements are based on our current expectations and assumptions and are not guarantees of future performance. The realization of our expectations and the accuracy of our assumptions are subject to a number of risks and uncertainties that could cause actual results to differ materially from the content of these forward-looking statements. These risks and uncertainties include, but are not limited to:

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

•
other risks and uncertainties identified in our 2017 Annual Report on Form 10-K, which are incorporated herein by reference, as well as those set forth from time to time in our other public statements and other reports and filings with the SEC.

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

In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, sales realizations, shipment volumes, and net contributions to earnings are based on the quarter ended March 31, 2018, compared to quarter ended March 31, 2017.

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
In first quarter 2018, housing starts averaged 1.32 million total units on a seasonally adjusted annual basis according to the U.S. Census Bureau. Single family units accounted for 67 percent of total housing starts in first quarter. Multifamily starts rebounded from the decline posted in 2017. Single family starts are 6 percent higher on a year ago basis for the quarter. We continue to expect improving U.S. housing starts and anticipate a level of approximately 1.30 million units in 2018, an 8 percent increase compared to 2017. We attribute this continued improvement primarily to employment growth, improving consumer confidence and favorable mortgage rates, remain near historic lows.
According to the Joint Center for Housing of Harvard University, the Leading Indicator of Remodeling Activity, increased by 6.4 percent in 2017 and is expected to average 7.5 percent year over year for 2018.
U.S. wood product markets advanced in the first quarter of 2018, consistent with growth in homebuilding and remodeling segments, as described above. According to Forest Economic Advisors, LLC, North American lumber consumption is expected to grow at a 4 percent rate in 2018. Consistent with this expectation, demand for logs increased with wood products production within our Western region. This coupled with higher market prices in the first quarter drove higher realizations. In the South, log supplies kept pace with increased demand, leaving prices flat to slightly increased from fourth quarter 2017.
Log inventories in Chinese ports increased in the latter part of first quarter as reported by International Wood Markets China Bulletin. The increased inventory level is attributed to a slow start to the construction season due to the later occurrence of the Spring Festival and is expected to normalize over upcoming quarters. In Japan, wooden housing starts for January and February are down 1.7 percent from the same period last year.
We expect demand from China and Japan in 2018 to be similar to demand experienced in 2017.
Our Real Estate, Energy and Natural Resources segment is affected by the health of the U.S. economy and especially the U.S. housing sector of the economy. According to the Realtors Land Institute (RLI) of the National Association of Realtors, the dollar volume of rural properties, including timber, sold in 2017 grew 4 percent over 2016 sales while per acre prices were up 3 percent on average. Additionally, RLI is optimistic that these trends will continue in 2018.

CONSOLIDATED RESULTS

How We Did First Quarter 2018

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	MARCH 2018	MARCH 2017	2018 VS. 2017
Net sales	$1,865	$1,693	$172
Costs of products sold	1,348	1,272	76
Operating income	404	293	111
Net earnings	269	157	112
Earnings per share, basic and diluted	$0.35	$0.21	$0.14

Comparing First Quarter 2018 with First Quarter 2017

Net sales

Net sales increased $172 million – 10 percent – primarily attributable to the following factors:

•	Wood Products sales to unaffiliated customers increased $155 million – 13 percent – primarily due to increased sales realizations across the majority of product lines.

•
Timberlands sales to unaffiliated customers increased $19 million – 4 percent – primarily attributable to increased Western log sales realizations, partially offset by decreased international operations revenue from the sale of our Uruguayan operations in third quarter 2017.

Costs of products sold

Costs of products sold increased $76 million – 6 percent – primarily attributable to the following:

•	Wood Products segment costs of products sold increased $79 million – 9 percent – primarily due to increased log and fiber costs across all product lines in the West and Canada; and

•
Unallocated costs of product sold increased $18 million – 14 percent – primarily due to a $15 million increase in costs for elimination of intersegment profit in inventory and LIFO. Refer to Unallocated Items for further details.

Increased costs of products sold was partially offset by a $26 million increase – 13 percent – in Timberland intersegment sales which are eliminated upon consolidation. Refer to Timberlands for further details.
Operating income

Operating income increased $111 million – 38 percent – primarily attributable to:

•	increased consolidated gross margin of $96 million as described above;

•	increased product remediation insurance recoveries of $20 million received in first quarter of 2018; and

•	decreased general and administrative expenses and integration costs related to the merger of Plum Creek for $20 million.
Increased operating income was partially offset by $28 million increased environmental charges in first quarter 2018. Refer to Note 17: Other Operating Costs, Net, "Other, net" for further details.
Net earnings

Our Net earnings increased $112 million – 71 percent. This is attributable to increased operating income, as described above.

TIMBERLANDS

How We Did First Quarter 2018

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2018	MARCH 2017	2018 VS. 2017
Net sales to unaffiliated customers:
Delivered logs(1):
West	$266	$225	$41
South	157	148	9
North	25	27	(2)
Other	14	20	(6)
Subtotal delivered logs sales	462	420	42
Stumpage and pay-as-cut timber	15	12	3
Uruguay operations(2)	—	19	(19)
Recreational and other lease revenue	14	14	—
Other	14	21	(7)
Subtotal net sales to unaffiliated customers	505	486	19
Intersegment sales:
United States	142	130	12
Other	86	72	14
Subtotal intersegment sales	228	202	26
Total sales	$733	$688	$45
Costs of products sold	$526	$519	$7
Operating income and Net contribution to earnings	$189	$148	$41

(1)
The West region includes Washington and Oregon. The South region includes Virginia, North Carolina, South Carolina, Florida, Georgia, Alabama, Mississippi, Louisiana, Arkansas, Texas and Oklahoma. The North region includes West Virginia, Maine, New Hampshire, Vermont, Michigan, Wisconsin and Montana. Other includes our Canadian operations and managed Twin Creeks Venture. Our management agreement for the Twin Creeks Venture began in April 2016 and was terminated in December 2017.

(2)
Includes logs, plywood and hardwood lumber harvested or produced by our former international operations in Uruguay. Our Uruguayan operations were divested on September 1, 2017. Refer to Note 4: Operations Divested for further information.

Comparing First Quarter 2018 with First Quarter 2017

Net sales to unaffiliated customers

Net sales to unaffiliated customers increased $19 million – 4 percent – primarily due to a $41 million increase in Western log sales attributable to a 26% increase in Western log prices, partially offset by a 6% decrease in Western delivered logs sales volumes.
This increase was partially offset by a $19 million decrease in sales from our Uruguay operations, which were divested in third quarter 2017.
Intersegment sales
Intersegment sales increased $26 million – 13 percent – primarily due to increases in Western log prices, consistent with third party sales discussed above.

Costs of products sold

Costs of products sold increased $7 million – 1 percent – primarily due to increased external sourcing costs to meet increased demand for export sales. The increase was partially offset by a decrease in our international cost of products sold due to the divestiture of our Uruguayan operations in third quarter 2017.

Operating income and Net contribution to earnings

Operating income and Net contribution to earnings increased $41 million – 28 percent – primarily attributable to increased gross margin discussed above.

THIRD-PARTY LOG SALES VOLUMES AND FEE HARVEST VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS (1)(2)	MARCH 2018	MARCH 2017	2018 VS. 2017
Third party log sales – tons:
West	2,019	2,157	(138)
South	4,510	4,293	217
North	404	454	(50)
Other	317	510	(193)
Total (3)	7,250	7,414	(164)
Fee harvest volumes – tons:
West	2,443	2,657	(214)
South	6,751	6,373	378
North	549	622	(73)
Other	—	371	(371)
Total (3)	9,743	10,023	(280)

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

(3)
Total volumes exclude third party log sales and fee harvest volumes from our former Uruguayan operations, which we sold during third quarter 2017. Refer to Note 4: Operations Divested for further information regarding this sale.

REAL ESTATE, ENERGY AND NATURAL RESOURCES

How We Did First Quarter 2018

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2018	MARCH 2017	2018 VS. 2017
Net sales:
Real estate	$34	$37	$(3)
Energy and natural resources	17	16	1
Total	$51	$53	$(2)
Costs of products sold	$19	$20	$(1)
Operating income and net contribution to earnings	$25	$26	$(1)

The timing of real estate sales is a function of many factors, including the general state of the economy, demand in local real estate markets, the ability to obtain entitlements, the ability of buyers to obtain financing, the number of competing properties listed for sale, the seasonal nature of sales (particularly in the northern states), the plans of adjacent landowners, our expectation of future price appreciation, the timing of harvesting activities, and the availability of government and not-for-profit funding. In any period the average sales price per acre will vary based on the location and physical characteristics of parcels sold.

Comparing First Quarter 2018 with First Quarter 2017

Net sales

Net sales decreased $2 million – 4 percent – primarily attributable to a decrease in average price realized per acre due to mix of properties sold offset by an increase in acres sold.

Costs of products sold
Costs of products sold decreased $1 million – 5 percent – primarily attributable to mix of properties sold in first quarter 2018 as compared to first quarter 2017, as discussed above.

Net contribution to earnings

Net contribution to earnings for the quarter decreased $1 million – 4 percent – primarily attributable to decreased gross margin discussed above.

REAL ESTATE SALES STATISTICS

	QUARTER ENDED		AMOUNT OF CHANGE
	MARCH 2018	MARCH 2017	2018 VS. 2017
Acres sold	21,771	13,257	8,514
Average price per acre	$1,539	$2,403	$(864)

WOOD PRODUCTS

How We Did First Quarter 2018

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2018	MARCH 2017	2018 VS. 2017
Net sales:
Structural lumber	$569	$478	$91
Engineered solid section	129	117	12
Engineered I-joists	78	73	5
Oriented strand board	232	203	29
Softwood plywood	50	44	6
Medium density fiberboard	43	47	(4)
Other products produced	71	70	1
Complementary building products	137	122	15
Total	$1,309	$1,154	$155
Costs of products sold	$1,005	$926	$79
Operating income and Net contribution to earnings	$270	$172	$98

Comparing First Quarter 2018 with First Quarter 2017

Net sales

Net sales increased $155 million – 13 percent – primarily due to:

•	a $91 million increase in structural lumber sales, attributable to a 21% percent increase in average sales realizations, partially offset by a 2% percent decrease in sales volumes;

•	a $29 million increase in oriented strand board sales, attributable to a 19% increase in average sales realizations, partially offset by a 4% decrease in sales volumes;

•
a $15 million increase in complementary building product sales. These are other products sold by our distribution business and correlated to the general market demand, which was higher in first quarter 2018 as compared to first quarter 2017;

•	a $12 million increase in engineered solid section sales, primarily attributable to an 11% increase in average sales realizations; and

•	a $6 million increase in softwood plywood sales, attributable to a 16% increase in average sales realizations, partially offset by a 3% decrease in sales volumes.

Costs of products sold

Costs of products sold increased $79 million – 9 percent – primarily due to increased log and fiber costs across all product lines in the West and Canada.

Operating income and Net contribution to earnings

Operating income and Net contribution to earnings increased $98 million – 57 percent – primarily attributable to:

•	increased gross margin, as discussed above; and

•	increased product remediation recoveries of $20 million in first quarter 2018 compared to first quarter 2017 (please see Note 16: Charges (recoveries) for product remediation for further details).

THIRD-PARTY SALES VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS(1)	MARCH 2018	MARCH 2017	2018 VS. 2017
Structural lumber – board feet	1,140	1,158	(18)
Engineered solid section – cubic feet	6.2	6.2	—
Engineered I-joists – lineal feet	49	49	—
Oriented strand board – square feet (3/8”)	739	769	(30)
Softwood plywood – square feet (3/8”)	115	118	(3)
Medium density fiberboard – square feet (3/4”)	51	59	(8)

(1)	Sales volumes include sales of internally produced products and products purchased for resale primarily through our distribution business.

PRODUCTION AND OUTSIDE PURCHASE VOLUMES

Outside purchase volumes are primarily purchased for resale through our distribution business. Production volumes are produced for sale through our own sales organizations and through our distribution business. Production of oriented strand board and engineered solid section are also used to manufacture engineered I-joists.

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS	MARCH 2018	MARCH 2017	2018 VS. 2017
Structural lumber – board feet:
Production	1,160	1,152	8
Outside purchase	47	49	(2)
Total	1,207	1,201	6
Engineered solid section – cubic feet:
Production	6.3	6.3	—
Outside purchase	1.0	—	1.0
Total	7.3	6.3	1.0
Engineered I-joists – lineal feet:
Production	56	50	6
Outside purchase	3	2	1
Total	59	52	7
Oriented strand board – square feet (3/8”):
Production	734	758	(24)
Outside purchase	100	98	2
Total	834	856	(22)
Softwood plywood – square feet (3/8”):
Production	97	97	—
Outside purchase	20	19	1
Total	117	116	1
Medium density fiberboard – square feet (3/4"):
Production	50	56	(6)
Outside purchase	—	—	—
Total	50	56	(6)

UNALLOCATED ITEMS

Unallocated Items are gains or charges not related to or allocated to an individual operating segment. They include a portion of items such as share-based compensation, pension and postretirement costs, foreign exchange transaction gains and losses, and the elimination of intersegment profit in inventory and LIFO.

NET CONTRIBUTION TO EARNINGS – UNALLOCATED ITEMS

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2018	MARCH 2017	2018 VS. 2017
Unallocated corporate function and variable compensation expense	$(18)	$(19)	$1
Liability classified share-based compensation	—	(6)	6
Foreign exchange losses	(2)	(3)	1
Elimination of intersegment profit in inventory and LIFO	(21)	(6)	(15)
Charges for integration and restructuring, closures and asset impairments	—	(12)	12
Other	(39)	(7)	(32)
Operating income (loss)	(80)	(53)	(27)
Non-operating pension and other postretirement benefit costs	(24)	(22)	(2)
Interest income and other	12	9	3
Net contribution to earnings	$(92)	$(66)	$(26)

Comparing First Quarter 2018 with First Quarter 2017

Changes in Unallocated Items were primarily related to:

•	a $28 million increase in charges for "Other," due to environmental remediation charges recorded in first quarter 2018 (refer to Note 12: Legal Proceedings, Commitments and Contingencies);

•
a $15 million increase in charges for "Elimination of intersegment profit in inventory and LIFO" due to an increase in intercompany lumber and log inventories from first quarter 2017 to first quarter 2018; and

•
a $12 million decrease in charges related to our merger with Plum Creek compared to first quarter 2017 (refer to Note 15: Charges for Integration and Restructuring, Closures, and Asset Impairments for further details).

INTEREST EXPENSE

Our interest expense, net of capitalized interest incurred was:

•	$93 million for the first quarter 2018 and

•	$99 million for the first quarter 2017.

Interest expense decreased by $6 million primarily due to the decreased average outstanding debt in first quarter 2018 compared to first quarter 2017.

INCOME TAXES

Our provision for income taxes was:

•	$30 million for the first quarter 2018 and

•	$24 million for the first quarter 2017.

Our provision for income taxes is primarily driven by earnings generated by our TRSs. Overall performance results for our business segments can be found in Consolidated Results.

The Tax Act, enacted in December 2017, reduced the U.S. corporate tax rate from 35 percent to 21 percent. In first quarter 2018, our provision for income taxes was higher compared to first quarter 2017 due to increased earnings in our TRS. The tax impact of the increased earnings more than offset the benefit of the reduced U.S. corporate tax rate.

Refer to Note 18: Income Taxes for additional information.

LIQUIDITY AND CAPITAL RESOURCES

We are committed to maintaining an appropriate capital structure that enables us to protect the interests of our shareholders and lenders and maintain access to all major financial markets.

CASH FROM OPERATIONS

Consolidated net cash from operations was:

•	$136 million for first quarter 2018; and

•	$35 million for first quarter 2017.

Comparing first quarter 2018 with first quarter 2017

Net cash from operations increased $101 million, primarily due to:

•	increased cash flows generated from our business segments, excluding working capital changes, of $103 million;

•	decreased cash paid for income taxes of $42 million;

•	product remediation insurance recoveries received of $20 million in first quarter 2018;

•	decreased working capital used for accrued wages, salaries, and severance pay of $17 million; and

•	decreased cash paid for interest of $15 million; and

These increases were partially offset by a net increase in working capital from our business segments of $126 million.

CASH FROM INVESTING ACTIVITIES

Consolidated net cash used in investing activities was:

•	$76 million for first quarter 2018; and

•	$68 million for first quarter 2017.

Comparing first quarter 2018 with first quarter 2017

Net cash used in investing activities increased $8 million, primarily due to:

•	a $6 million decrease in proceeds from sale of non-strategic assets; and

•	a $6 million increase in cash used for capital expenditures.

Summary of Capital Spending by Business Segment

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2018	MARCH 2017
Timberlands	$28	$30
Real Estate & ENR	—	—
Wood Products	52	44
Unallocated Items	1	1
Total	$81	$75

We expect our net capital expenditures for 2018 to be $420 million, which is comparable to 2017 capital spending. The amount we spend on capital expenditures could change.

CASH FROM FINANCING ACTIVITIES

Consolidated net cash used in financing activities was:

•	$286 million for first quarter 2018 and

•	$188 million for first quarter 2017.

Comparing first quarter 2018 with first quarter 2017

Net cash used in financing activities increased $98 million primarily due to the following:

•	an increase of $62 million in cash used for payments of long-term debt; and

•	a decrease of $30 million in proceeds from exercises of stock options.

Lines of Credit

During March 2017, we entered into a new $1.5 billion five-year senior unsecured revolving credit facility that expires in March 2022. This replaces a $1 billion senior unsecured revolving credit facility that was set to expire September 2018. As of March 31, 2018, there were no borrowings outstanding.

Refer to Note 10: Long-Term Debt and Lines of Credit for further information.

Long-term Debt

During first quarter 2018, we paid our $62 million 7.00 percent debenture at maturity.

Refer to Note 10: Long-Term Debt and Lines of Credit for further information.

Debt Covenants

As of March 31, 2018, Weyerhaeuser Company was in compliance with its debt covenants. There have been no significant changes during first quarter 2018 to the debt covenants presented in our 2017 Annual Report on Form 10-K for our existing long-term debt instruments.

Option Exercises

We received cash proceeds from the exercise of stock options of:

•	$25 million in first quarter 2018 and

•	$55 million in first quarter 2017.

Our average stock price was $35.29 and $32.53 for first quarter 2018 and first quarter 2017, respectively.

Paying Dividends and Repurchasing Shares

We paid cash dividends on common shares of:

•	$242 million in first quarter 2018 and

•	$233 million in first quarter 2017.

The increase in dividends paid is primarily due to an increase in our quarterly dividend from 31 cents per share to 32 cents per share in November 2017.

The 2016 Share Repurchase Authorization was approved in November 2015 by our Board of Directors and authorized management to repurchase up to $2.5 billion of outstanding shares. During first quarter 2018, we did not repurchase any shares. As of March 31, 2018, we had remaining authorization of $500 million for future share repurchases.

If a repurchase were to occur, we would record share repurchases upon the trade date as opposed to the settlement date when cash is disbursed. We would record a liability for repurchases that had not yet been settled. There were no unsettled repurchases as of March 31, 2018.

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

Our definition of Adjusted EBITDA may be different from similarly titled measures reported by other companies. Adjusted EBITDA, as we define it, is operating income adjusted for depreciation, depletion, amortization, basis of real estate sold, unallocated pension service costs and special items. Adjusted EBITDA excludes results from joint ventures.

ADJUSTED EBITDA BY SEGMENT

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2018	MARCH 2017	2018 VS. 2017
Adjusted EBITDA by Segment:
Timberlands	$268	$242	$26
Real Estate & ENR	41	43	(2)
Wood Products	286	207	79
	595	492	103
Unallocated Items	(51)	(38)	(13)
Adjusted EBITDA	$544	$454	$90

We reconcile Adjusted EBITDA by segment to "Net earnings" for the consolidated company and to "Operating income" for the business segments, as those are the most directly comparable U.S. GAAP measures for each. The table below reconciles Adjusted EBITDA for the quarter ended March 31, 2018:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$269
Interest expense, net of capitalized interest					93
Income taxes					30
Net contribution to earnings	$189	$25	$270	$(92)	$392
Non-operating pension and other postretirement benefit cost	—	—	—	24	24
Interest income and other	—	—	—	(12)	(12)
Operating income (loss)	189	25	270	(80)	404
Depreciation, depletion and amortization	79	4	36	1	120
Basis of real estate sold	—	12	—	—	12
Unallocated pension service costs	—	—	—	—	—
Special items(1) (2)	—	—	(20)	28	8
Adjusted EBITDA	$268	$41	$286	$(51)	$544

(1)	Special items in Wood Products include $20 million of product remediation insurance recoveries.

(2)	Special items attributable to Unallocated Items include $28 million of environmental remediation charges.

The table below reconciles Adjusted EBITDA for the quarter ended March 31, 2017:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$157
Interest expense, net of capitalized interest					99
Income taxes					24
Net contribution to earnings	$148	$26	$172	$(66)	$280
Non-operating pension and other postretirement benefit cost	—	—	—	22	22
Interest income and other	—	—	—	(9)	(9)
Operating income (loss)	148	26	172	(53)	293
Depreciation, depletion and amortization	94	3	35	1	133
Basis of real estate sold	—	14	—	—	14
Unallocated pension service costs	—	—	—	2	2
Special items(1)	—	—	—	12	12
Adjusted EBITDA	$242	$43	$207	$(38)	$454

(1)	Special items include: $12 million of Plum Creek merger-related costs.

CRITICAL ACCOUNTING POLICIES

There have been no significant changes during first quarter 2018 to our critical accounting policies presented in our 2017 Annual Report on Form 10-K.

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

SUMMARY OF LONG-TERM INDEBTEDNESS PRINCIPAL OBLIGATIONS AS OF MARCH 31, 2018

DOLLAR AMOUNTS IN MILLIONS
	2018	2019	2020	2021	2022	THEREAFTER	TOTAL	FAIR VALUE
Fixed-rate debt (1)(2)	$—	$500	$—	$719	$—	$4,450	$5,669	$6,568
Average interest rate	—%	7.38%	—%	5.57%	—%	6.38%	6.36%	N/A
Variable-rate debt (1)(2)	$—	$—	$—	$—	$—	$224	$224	$225
Average interest rate	—%	—%	—%	—%	—%	3.48%	3.48%	N/A

(1)	Excludes $35 million of unamortized discounts, capitalized debt expense and fair value step-up (related to Plum Creek merger).

(2)
Does not include nonrecourse debt held by our Variable Interest Entities (VIEs). See Note 7: Special-Purpose Entities in the Notes to Consolidated Financial Statements for further information on our VIEs and the related nonrecourse debt.

CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The company’s principal executive officer and principal financial officer have concluded that the company’s disclosure controls and procedures were effective as of March 31, 2018, based on an evaluation of the company’s disclosure controls and procedures as of that date.

CHANGES IN INTERNAL CONTROLS

No changes occurred in the company’s internal control over financial reporting during first quarter 2018 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

LEGAL PROCEEDINGS

Refer to “Notes to Consolidated Financial Statements – Note 12: Legal Proceedings, Commitments and Contingencies.”

RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our 2017 Annual Report on Form 10-K.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no share repurchases during first quarter 2018.

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

WEYERHAEUSER COMPANY
Date:	April 27, 2018

By:	/s/ Jeanne M. Hillman
Jeanne M. Hillman
Vice President and Chief Accounting Officer
(Principal Accounting Officer)