Form 10-Q
period 2018-06-30
WEYERHAEUSER CO
filed 2018-07-27
CIK 106535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
  __________________________________________________
FORM 10-Q
  __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐
   Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
As of July 23, 2018, 757,679,561 shares of the registrant’s common stock ($1.25 par value) were outstanding.

FINANCIAL INFORMATION

WEYERHAEUSER COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	JUNE 2018	JUNE 2017	JUNE 2018	JUNE 2017
Net sales (Note 3)	$2,065	$1,808	$3,930	$3,501
Costs of products sold	1,447	1,336	2,795	2,608
Gross margin	618	472	1,135	893
Selling expenses	23	22	46	44
General and administrative expenses	80	76	158	163
Research and development expenses	2	4	4	8
Charges for integration and restructuring, closures and asset impairments (Note 15)	—	151	2	164
Charges (recoveries) for product remediation, net (Note 16)	20	50	—	50
Other operating costs, net (Note 17)	17	12	45	14
Operating income	476	157	880	450
Non-operating pension and other postretirement benefit costs	(13)	(8)	(37)	(30)
Interest income and other	11	9	23	18
Interest expense, net of capitalized interest	(92)	(100)	(185)	(199)
Earnings before income taxes	382	58	681	239
Income taxes (Note 18)	(65)	(34)	(95)	(58)
Net earnings	$317	$24	$586	$181
Earnings per share, basic and diluted (Note 5)	$0.42	$0.03	$0.77	$0.24
Dividends paid per share	$0.32	$0.31	$0.64	$0.62
Weighted average shares outstanding (in thousands) (Note 5):
Basic	757,829	752,630	757,317	751,674
Diluted	760,533	756,451	759,992	755,625
See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2018	JUNE 2017	JUNE 2018	JUNE 2017
Net earnings	$317	$24	$586	$181
Other comprehensive income (loss):
Foreign currency translation adjustments	(16)	9	(31)	11
Changes in unamortized actuarial loss, net of tax of $63, $24, $82, and $50	199	43	253	72
Changes in unamortized net prior service credit, net of tax of $1, $1, $1, and $1	—	(3)	(1)	(4)
Unrealized gains on available-for-sale securities	—	—	—	1
Total other comprehensive income	183	49	221	80
Total comprehensive income	$500	$73	$807	$261
See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA	JUNE 30, 2018	DECEMBER 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$901	$824
Receivables, less discounts and allowances of $1 and $1	491	396
Receivables for taxes	23	14
Inventories (Note 6)	414	383
Prepaid expenses and other current assets	146	98
Current restricted financial investments held by variable interest entities (Note 7)	253	—
Total current assets	2,228	1,715
Property and equipment, less accumulated depreciation of $3,370 and $3,338	1,597	1,618
Construction in progress	282	225
Timber and timberlands at cost, less depletion	12,790	12,954
Minerals and mineral rights, less depletion	302	308
Goodwill	40	40
Deferred tax assets	168	268
Other assets	279	316
Restricted financial investments held by variable interest entities (Note 7)	362	615
Total assets	$18,048	$18,059

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt (Note 10)	$—	$62
Current debt (nonrecourse to the company) held by variable interest entities (Note 7)	209	209
Accounts payable	270	249
Accrued liabilities (Note 9)	543	645
Total current liabilities	1,022	1,165
Long-term debt (Note 10)	5,924	5,930
Long-term debt (nonrecourse to the company) held by variable interest entities (Note 7)	302	302
Deferred pension and other postretirement benefits (Note 8)	1,224	1,487
Other liabilities	295	276
Total liabilities	8,767	9,160
Commitments and contingencies (Note 12)

Equity:
Common shares: $1.25 par value; authorized 1,360,000,000 shares; issued and outstanding: 757,646,433 and 755,222,727 shares	947	944
Other capital	8,496	8,439
Retained earnings	1,441	1,078
Accumulated other comprehensive loss (Note 13)	(1,603)	(1,562)
Total equity	9,281	8,899
Total liabilities and equity	$18,048	$18,059
See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2018	JUNE 2017
Cash flows from operations:
Net earnings	$586	$181
Noncash charges to earnings:
Depreciation, depletion and amortization	239	262
Basis of real estate sold	34	24
Deferred income taxes, net	25	6
Pension and other postretirement benefits (Note 8)	55	47
Share-based compensation expense	18	19
Charges for impairment of assets (Note 15)	1	147
Change in:
Receivables, less allowances	(101)	(78)
Receivables and payables for taxes	15	(53)
Inventories	(36)	(7)
Prepaid expenses	(1)	(13)
Accounts payable and accrued liabilities	(70)	55
Pension and postretirement benefit contributions and payments	(32)	(37)
Other	—	(29)
Net cash from operations	733	524
Cash flows from investing activities:
Capital expenditures for property and equipment	(144)	(126)
Capital expenditures for timberlands reforestation	(34)	(36)
Proceeds from sale of nonstrategic assets	2	12
Other	27	44
Net cash used in investing activities	(149)	(106)
Cash flows from financing activities:
Cash dividends on common shares	(485)	(466)
Payments of long-term debt (Note 10)	(62)	—
Proceeds from exercise of stock options	48	81
Other	(8)	(8)
Net cash used in financing activities	(507)	(393)

Net change in cash and cash equivalents	77	25
Cash and cash equivalents at beginning of period	824	676
Cash and cash equivalents at end of period	$901	$701

Cash paid during the period for:
Interest, net of amount capitalized of $6 and $5	$172	$192
Income taxes	$58	$106
See accompanying Notes to Consolidated Financial Statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTERS AND YEARS-TO-DATE ENDED JUNE 30, 2018 AND 2017

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

NEW ACCOUNTING PRONOUNCEMENTS

Leases

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, which requires lessees to recognize assets and liabilities for the rights and obligations created by those leases and requires leases to be recognized on the balance sheet. The new guidance is effective for fiscal years beginning after December 15, 2018, and early adoption is permitted. We plan to adopt on January 1, 2019. We have evaluated the relevant guidance and will continue to monitor subsequent revisions either made or being contemplated by the FASB, including application of the available practical expedients. We expect the adoption to result in the recognition of the present value of the future commitments on operating leases on our Consolidated Balance Sheet, which is primarily related to vehicles, equipment, office and wholesale leases previously disclosed in Note 14, “Legal Proceedings, Commitments and Contingencies,” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

In January 2016, the FASB issued ASU 2016-01, which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. We adopted ASU 2016-01 in first quarter 2018, which resulted in a reclassification of accumulated unrealized gains on available-for-sale securities of $9 million from "Accumulated other comprehensive loss" to "Retained earnings" on our Consolidated Balance Sheet.

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

•	Wood Products – which includes softwood lumber, engineered wood products, structural panels, medium density fiberboard and building materials distribution.

A reconciliation of our business segment information to the respective information in the Consolidated Statement of Operations is as follows:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2018	JUNE 2017	JUNE 2018	JUNE 2017
Sales to unaffiliated customers:
Timberlands	$482	$469	$987	$955
Real Estate & ENR	58	46	109	99
Wood Products	1,525	1,293	2,834	2,447
	2,065	1,808	3,930	3,501
Intersegment sales:
Timberlands	185	163	413	365

Total sales	2,250	1,971	4,343	3,866
Intersegment eliminations	(185)	(163)	(413)	(365)
Total	$2,065	$1,808	$3,930	$3,501
Net contribution to earnings:
Timberlands(1)	$161	$(12)	$350	$136
Real Estate & ENR	22	23	47	49
Wood Products(2)	329	177	599	349
	512	188	996	534
Unallocated items(3)	(38)	(30)	(130)	(96)
Net contribution to earnings	474	158	866	438
Interest expense, net of capitalized interest	(92)	(100)	(185)	(199)
Earnings before income taxes	382	58	681	239
Income taxes	(65)	(34)	(95)	(58)
Net earnings	$317	$24	$586	$181

(1)
Net contribution to earnings for the Timberlands segment includes a noncash pretax impairment charge of $147 million, recorded during second quarter 2017. This impairment was a result of our agreement to sell our Uruguayan operations, as announced during June 2017. Refer to Note 15: Charges for Integration and Restructuring, Closures and Asset Impairments.

(2)
Net contribution to earnings for the Wood Products segment includes a $20 million and $5 million recovery recorded during first quarter 2018 and second quarter 2018, respectively, and a $25 million and $50 million charge recorded during second quarter 2018 and second quarter 2017, respectively, to accrue for estimated costs to remediate an issue with certain I-joists coated with our Flak Jacket® Protection product. Refer to Note 16: Charges (Recoveries) for Product Remediation, Net for additional details.

(3)
Unallocated items are gains or charges not related to, or allocated to, an individual operating segment. They include a portion of items such as: share-based compensation expenses, pension and postretirement costs, foreign exchange transaction gains and losses and the elimination of intersegment profit in inventory and LIFO.

NOTE 3: REVENUE RECOGNITION

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

For real estate sales, the company receives the entire consideration in cash at closing.

MAJOR PRODUCTS

A reconciliation of revenue recognized by our major products:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2018	JUNE 2017	JUNE 2018	JUNE 2017
Net sales:
Timberlands Segment
Delivered logs(1):
West
Domestic sales	$136	$126	$273	$245
Export sales	126	101	255	207
Subtotal West	262	227	528	452
South	158	148	315	296
North	20	16	45	43
Other	7	11	21	31
Subtotal delivered logs sales	447	402	909	822
Stumpage and pay-as-cut timber	11	17	26	29
Recreational and other lease revenue	15	15	29	29
Other(2)	9	35	23	75
Net sales attributable to Timberlands segment	482	469	987	955
Real Estate & ENR Segment
Real estate	38	27	72	64
Energy and natural resources	20	19	37	35
Net sales attributable to Real Estate & ENR segment	58	46	109	99
Wood Products Segment
Structural lumber	681	538	1,250	1,016
Engineered solid section	139	130	268	247
Engineered I-joists	92	85	170	158
Oriented strand board	277	225	509	428
Softwood plywood	55	47	105	91
Medium density fiberboard	47	51	90	98
Complementary building products	160	149	297	271
Other	74	68	145	138
Net sales attributable to Wood Products segment	1,525	1,293	2,834	2,447
Total net sales	$2,065	$1,808	$3,930	$3,501

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

NOTE 5: NET EARNINGS PER SHARE

Our basic and diluted earnings per share were:

•	$0.42 during second quarter 2018 and $0.77 during year-to-date 2018;

•	$0.03 during second quarter 2017 and $0.24 during year-to-date 2017.

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

	QUARTER ENDED		YEAR-TO-DATE ENDED
SHARES IN THOUSANDS	JUNE 2018	JUNE 2017	JUNE 2018	JUNE 2017
Weighted average common shares outstanding – basic	757,829	752,630	757,317	751,674
Dilutive potential common shares:
Stock options	1,628	2,845	1,655	2,913
Restricted stock units	512	488	540	518
Performance share units	564	488	480	520
Total effect of outstanding dilutive potential common shares	2,704	3,821	2,675	3,951
Weighted average common shares outstanding – dilutive	760,533	756,451	759,992	755,625

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

	QUARTER ENDED		YEAR-TO-DATE ENDED
SHARES IN THOUSANDS	JUNE 2018	JUNE 2017	JUNE 2018	JUNE 2017
Stock options	—	1,408	—	1,408
Performance share units	486	450	486	450

NOTE 6: INVENTORIES

Inventories include raw materials, work-in-process, finished goods, and materials and supplies.

DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2018	DECEMBER 31, 2017
LIFO inventories:
Logs	$15	$17
Lumber, plywood, panels and fiberboard	71	66
Other products	15	10
FIFO or moving average cost inventories:
Logs	38	38
Lumber, plywood, panels, fiberboard and engineered wood products	110	91
Other products	80	77
Materials and supplies	85	84
Total	$414	$383

LIFO – the last-in, first-out method – applies to major inventory products held at our U.S. locations. The FIFO – the first-in, first-out method – or moving average cost methods apply to the balance of our U.S. raw material and product inventories, all material and supply inventories and all foreign inventories. If we used FIFO for all LIFO inventories, our stated inventories would have been higher by $70 million as of June 30, 2018, and $70 million as of December 31, 2017.

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

NOTE 8: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The components of net periodic benefit cost are:

	PENSION
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2018	JUNE 2017	JUNE 2018	JUNE 2017
Service cost	$8	$7	$18	$17
Interest cost	59	66	119	132
Expected return on plan assets	(100)	(103)	(200)	(205)
Amortization of actuarial loss	52	42	113	97
Amortization of prior service cost	1	1	2	2
Total net periodic benefit cost - pension	$20	$13	$52	$43

	OTHER POSTRETIREMENT BENEFITS
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2018	JUNE 2017	JUNE 2018	JUNE 2017
Interest cost	$1	$2	$3	$4
Amortization of actuarial loss	2	2	4	4
Amortization of prior service credit	(2)	(2)	(4)	(4)
Total net periodic benefit cost - other postretirement benefits	$1	$2	$3	$4

For the periods presented, Service cost is included in "Cost of products sold," "Selling expenses," and "General and administrative expenses". The remaining components are included in "Non-operating pension and other postretirement benefit costs." Refer to the Consolidated Statement of Operations.

FAIR VALUE OF PENSION PLAN ASSETS AND OBLIGATIONS

We estimate the fair value of pension plan assets based upon the information available during the year end reporting process. In some cases, primarily private equity funds, the information available consists of net asset values as of an interim date, cash flows between the interim date and the end of the year and market events. We update the year end estimated fair value of pension plan assets to incorporate year end net asset values reflected in financial statements received after we have filed our Annual Report on Form 10-K. During second quarter 2018, we recorded an increase in the beginning of year fair value of the pension assets of $44 million, or less than 1 percent.

During second quarter 2018, we also updated our mortality assumption and census data used to estimate our projected benefit obligation for our US qualified pension plan. We recorded an adjustment to our projected benefit obligation, incorporating updated census data and applying new company-specific mortality data. As a result of these updates, the beginning of year pension projected benefit obligation decreased by $155 million, or approximately 2 percent. The net effect of these updates, including the update to the pension assets, was a $199 million improvement in funded status.

EXPECTED CONTRIBUTIONS AND BENEFIT PAYMENTS

In 2018 we expect to:

•	be required to contribute approximately $23 million for our Canadian registered plan;

•	be required to contribute or make benefit payments for our Canadian nonregistered plans of $2 million;

•	make benefit payments of $19 million for our U.S. nonqualified pension plans; and

•	make benefit payments of $19 million for our U.S. and Canadian other postretirement plans.

We do not anticipate being required to make a contribution to our U.S. qualified pension plans in 2018.

NOTE 9: ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2018	DECEMBER 31, 2017
Accrued income taxes	$9	$19
Customer rebates and volume discounts	47	48
Deferred income	68	48
Interest	108	111
Pension and other postretirement benefits	40	40
Product remediation accrual	25	98
Taxes – Social Security and real and personal property	30	24
Vacation pay	34	33
Wages, salaries and severance pay	109	150
Other	73	74
Total	$543	$645

NOTE 10: LONG-TERM DEBT AND LINES OF CREDIT

During first quarter 2018, we paid our $62 million 7.00 percent debenture at maturity.

During March 2017, we entered into a new $1.5 billion five-year senior unsecured revolving credit facility that expires in March 2022. This replaced a $1.0 billion senior unsecured revolving credit facility. The entire amount is available to Weyerhaeuser Company. Interest on borrowings are at LIBOR plus a spread or at other interest rates mutually agreed upon between the borrower and the lending banks. As of June 30, 2018, there were no borrowings outstanding.

NOTE 11: FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values and carrying values of our long-term debt consisted of the following:

	JUNE 30, 2018		DECEMBER 31, 2017
DOLLAR AMOUNTS IN MILLIONS	CARRYING VALUE	FAIR VALUE (LEVEL 2)	CARRYING VALUE	FAIR VALUE (LEVEL 2)
Long-term debt (including current maturities)(1):
Fixed rate	$5,700	$6,424	$5,768	$6,823
Variable rate	224	225	224	225
Total debt	$5,924	$6,649	$5,992	$7,048

(1)	Excludes nonrecourse debt held by our Variable Interest Entities (VIEs).

To estimate the fair value of fixed rate long-term debt, we used the following valuation approaches:

•	market approach – based on quoted market prices we received for the same types and issues of our debt; or

•	income approach – based on the discounted value of the future cash flows using market yields for the same type and comparable issues of debt.

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

The opinion and order does not establish allocation for future remediation costs, and accordingly, we may incur additional costs in connection with future remediation tasks for other areas of the site. In connection with the opinion and order, we have updated our best estimate of the liability associated with the site and have recorded a pretax charge of $28 million in the first quarter as "Other operating costs, net" on the Consolidated Statement of Operations.

As of June 30, 2018, our total accrual for future estimated remediation costs on the active Superfund sites and other sites for which we are potentially responsible was approximately $69 million. These amounts are recorded in "Accrued liabilities" and "Other liabilities" on our Consolidated Balance Sheet.

Asset Retirement Obligations

We have obligations associated with the future retirement of tangible long-lived assets consisting primarily of reforestation obligations related to forest management licenses in Canada and obligations to close and cap landfills. As of June 30, 2018, our accrued balance for these obligations was $32 million. These obligations are recorded in "Accrued liabilities" and "Other liabilities" on our Consolidated Balance Sheet. The accruals have not changed significantly since December 31, 2017.

Some of our sites have materials containing asbestos. We have met our current legal obligation to identify and manage these materials. In situations where we cannot reasonably determine when materials containing asbestos might be removed from the sites, we have not recorded an accrual because the fair value of the obligation cannot be reasonably estimated.

PRODUCT REMEDIATION

Refer to Note 16: Charges (Recoveries) for Product Remediation, Net for further information.

NOTE 13: ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in amounts included in our accumulated other comprehensive loss by component are:

		PENSION		OTHER POSTRETIREMENT BENEFITS
DOLLAR AMOUNTS IN MILLIONS	Foreign currency translation adjustments	Actuarial loss	Prior service cost	Actuarial loss	Prior service credit	Unrealized gains on available-for-sale securities	Total
Beginning balance as of December 31, 2017	$264	$(1,802)	$(8)	$(48)	$23	$9	$(1,562)
Other comprehensive income (loss) before reclassifications(1)	(31)	166	—	—	—	—	135
Amounts reclassified from accumulated other comprehensive loss to earnings(1)(2)	—	85	2	2	(3)	—	86
Total other comprehensive income (loss)	(31)	251	2	2	(3)	—	221
Reclassification of certain tax affects due to tax law changes(3)	—	(245)	(1)	(12)	5	—	(253)
Reclassification of accumulated unrealized gains on available-for-sale securities(4)	—	—	—	—	—	(9)	(9)
Net amounts reclassified from accumulated other comprehensive loss to retained earnings	—	(245)	(1)	(12)	5	(9)	(262)
Ending balance as of June 30, 2018	$233	$(1,796)	$(7)	$(58)	$25	$—	$(1,603)

(1)	Amounts are presented net of tax.

(2)	Amortization of actuarial loss and prior service (cost) credit are components of net periodic benefit cost (credit). See Note 8: Pension and Other Postretirement Benefit Plans.

(3)
We reclassified certain tax affects from tax law changes of $253 million from "Accumulated other comprehensive loss" to "Retained earnings" on our Consolidated Balance Sheet in accordance with ASU 2018-02. See Note 1: Basis of Presentation.

(4)
We reclassified accumulated unrealized gains from available-for-sale securities of $9 million from "Accumulated other comprehensive loss" to "Retained earnings" on our Consolidated Balance Sheet in accordance with ASU 2016-01. See Note 1: Basis of Presentation.

NOTE 14: SHARE-BASED COMPENSATION

Share-based compensation activity during year-to-date 2018 included the following:

SHARES IN THOUSANDS	Granted	Vested
Restricted Stock Units (RSUs)	673	595
Performance Share Units (PSUs)	344	112

A total of 2.4 million shares of common stock were issued as a result of RSU vestings, PSU vestings and stock option exercises.

RESTRICTED STOCK UNITS

The weighted average fair value of the RSUs granted in 2018 was $34.14. The vesting provisions for RSUs granted in 2018 were as follows:

•	vest ratably over four years;

•	immediately vest in the event of death while employed or disability;

•	continue to vest upon retirement at an age of at least 62, but a portion of the grant is forfeited if retirement occurs before the one-year anniversary of the grant;

•	continue vesting for one year in the event of involuntary termination when the retirement criteria has not been met; and

•	will be entirely forfeited upon termination of employment in all other situations including early retirement prior to age 62.

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

NOTE 15: CHARGES FOR INTEGRATION AND RESTRUCTURING, CLOSURES AND ASSET IMPAIRMENTS

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2018	JUNE 2017	JUNE 2018	JUNE 2017
Integration and restructuring charges related to our merger with Plum Creek	$—	$2	$—	$14
Charges related to closures and other restructuring activities	—	2	1	3
Impairments of long-lived assets	—	147	1	147
Total charges for integration and restructuring, closures and asset impairments	$—	$151	$2	$164

IMPAIRMENTS OF LONG-LIVED ASSETS
In second quarter 2017, we recognized an impairment charge to the timberlands and manufacturing assets of our Uruguayan operations. On June 2, 2017, our Board of Directors approved an agreement to sell all of the Company's equity in the Uruguayan business to a consortium led by BTG Pactual's Timberland Investment Group (TIG). As a result of this agreement, the related assets met the criteria to be classified as held for sale. This designation required us to record the related assets at fair value, less an amount of estimated selling costs, and thus recognize a $147 million noncash pretax impairment charge. This amount was recorded in the Timberlands segment. The fair value of the related assets was primarily based on the agreed upon cash purchase price of $403 million. On September 1, 2017, we announced the completion of the sale. Refer to Note 4: Operations Divested for further details of the Uruguayan operations sale.

NOTE 16: CHARGES (RECOVERIES) FOR PRODUCT REMEDIATION, NET

In July 2017, we announced we were implementing a solution to address concerns regarding our TJI® Joists with Flak Jacket® Protection product. This issue was isolated to Flak Jacket product manufactured after December 1, 2016, and does not affect any of our other products. In first quarter 2018, we received and recorded insurance recoveries of $20 million. During second quarter 2018, we recorded an additional charge of $25 million as a result of additional product remediation expenses, partially offset by $5 million of insurance recoveries. During second quarter 2017, we recorded $50 million of product remediation charges. The charges and recoveries are attributable to our Wood Products segment and were recorded in "Charges (recoveries) for product remediation, net" on the Consolidated Statement of Operations.

NOTE 17: OTHER OPERATING COSTS, NET

Other operating costs, net:

•	includes both recurring and occasional income and expense items and

•	can fluctuate from year to year.

ITEMS INCLUDED IN OTHER OPERATING COSTS, NET

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2018	JUNE 2017	JUNE 2018	JUNE 2017
Gain on disposition of nonstrategic assets	$(1)	$(2)	$(3)	$(9)
Foreign exchange losses, net	(2)	—	—	3
Litigation expense, net	8	3	13	6
Other, net(1)	12	11	35	14
Total other operating costs, net	$17	$12	$45	$14

(1)	"Other, net" includes environmental remediation charges. See Note 12: Legal Proceedings, Commitments, and Contingencies for more information.

NOTE 18: INCOME TAXES
As a REIT, we generally are not subject to federal corporate level income taxes on REIT taxable income that is distributed to shareholders. We are required to pay corporate income taxes on earnings of our wholly-owned TRSs, which includes our Wood Products segment and portions of our Timberlands and Real Estate & ENR segments' earnings.

The quarterly provision for income taxes is based on the current estimate of the annual effective tax rate. Our 2018 estimated annual effective tax rate for our TRSs is approximately 25 percent, which is higher than the U.S. domestic statutory federal tax rate primarily due to higher foreign tax rates applicable to foreign earnings and state income taxes.

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

In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, sales realizations, shipment volumes, and net contributions to earnings are based on the quarter ended June 30, 2018, compared to quarter ended June 30, 2017.

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
In second quarter 2018, housing starts averaged 1.26 million total units on a seasonally adjusted annual basis according to the U.S. Census Bureau. Single family units accounted for 71 percent of total housing starts in second quarter, up from 67 percent in first quarter 2018. Multifamily starts were 15 percent lower than first quarter, at 362,000 in second quarter. Single family starts are 8 percent higher on a year ago basis for the quarter. We continue to expect improving U.S. housing starts and anticipate a level of approximately 1.30 million units in 2018, an 8 percent increase compared to 2017. We attribute this continued improvement primarily to employment growth, improving consumer confidence and mortgage rates which, while rising, remain near historic lows.
According to the Joint Center for Housing of Harvard University, the Leading Indicator of Remodeling Activity (LIRA) increased by 7.1 percent in second quarter 2018 and is expected to increase an average 7.35 percent for the remaining quarters of 2018.
U.S. wood product markets continued their advance in second quarter 2018, consistent with growth in homebuilding and remodeling segments, as described above. According to Forest Economic Advisors, LLC, North American lumber consumption is expected to grow at a 4 percent rate in 2018. Consistent with this expectation, increases in wood products production drove increased demand for logs, resulting in higher market prices for logs in second quarter 2018. In the South, log supplies kept pace with increased demand, helped by favorable weather conditions, leaving prices flat to slightly lower from first quarter 2018.
Log inventories in Chinese ports declined in the latter part of second quarter as reported by International Wood Markets China Bulletin. Volumes of US log imports for the first four months of 2018 were running 6.5 percent above 2017, however, China Customs have temporarily stopped releasing trade information due to an audit by the National Audit Office, limiting the availability of current trade data. In Japan, wooden housing starts for April and May are very similar to the same period last year, with the key Post and Beam segment up 0.4 percent in April and flat in May compared with the same month a year ago.
We expect demand from China and Japan in 2018 to be similar to demand experienced in 2017.
Our Real Estate, Energy and Natural Resources segment is affected by the health of the U.S. economy and especially the U.S. housing sector of the economy. According to the Realtors Land Institute (RLI) of the National Association of Realtors, the dollar volume of rural properties, including timber, grew 4 percent in 2017 sales while per acre prices were up 3 percent on average. Additionally, RLI expects these trends to continue in 2018.

CONSOLIDATED RESULTS

How We Did Second Quarter 2018 and Year-to-Date 2018

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	JUNE 2018	JUNE 2017	2018 VS. 2017	JUNE 2018	JUNE 2017	2018 VS. 2017
Net sales	$2,065	$1,808	$257	$3,930	$3,501	$429
Costs of products sold	1,447	1,336	111	2,795	2,608	187
Operating income	476	157	319	880	450	430
Net earnings	317	24	293	586	181	405
Earnings per share, basic and diluted	$0.42	$0.03	$0.39	$0.77	$0.24	$0.53

Comparing Second Quarter 2018 with Second Quarter 2017

Net sales

Net sales increased $257 million – 14 percent – primarily attributable to the following factors:

•	Wood Products sales to unaffiliated customers increased $232 million – 18 percent – primarily due to increased sales realizations across the majority of product lines;

•
Timberlands sales to unaffiliated customers increased $13 million – 3 percent – primarily due to increased Western log sales realizations, partially offset by decreased operations revenue from the sale of our Uruguayan operations in third quarter 2017; and

•
Real Estate & ENR sales to unaffiliated customers increased $12 million – 26 percent – primarily due to increased acres sold, offset by a decrease in price realized per acre due to mix of properties sold.

Costs of products sold

Costs of products sold increased $111 million – 8 percent – primarily attributable to the following:

•	Wood Products costs of products sold increased $102 million – 12 percent – primarily due to increased log and fiber costs across all product lines in the West and Canada; and

•	Real Estate & ENR costs of products sold increased $14 million – 88 percent – primarily attributable to increased acres sold and higher basis of real estate sold.

Operating income

Operating income increased $319 million – 203 percent – primarily attributable to:

•
a noncash pretax impairment charge of $147 million recorded during second quarter 2017. This impairment was a result of our agreement to sell our Uruguayan operations, as announced during June 2017 (refer to Note 15: Charges for Integration, Restructuring, Closures, and Asset Impairments);

•	increased consolidated gross margin of $146 million, as described above; and

•	decreased net charges of $30 million for product remediation (refer to Note 16: Charges (Recoveries) for Product Remediation).

Net earnings

Our Net earnings increased $293 million – 1,221 percent. This is attributable to:

•	increased operating income of $319 million, as described above; and

•	decreased interest expense of $8 million (refer to Interest Expense).

This increase in operating results was offset in part by a $31 million increase in income taxes (refer to Income Taxes).

Comparing Year-to-Date 2018 with Year-to-Date 2017

Net sales

Net sales increased $429 million – 12 percent – primarily attributable to the following factors:

•	Wood Products sales to unaffiliated customers increased $387 million – 16 percent – primarily due to increased sales realizations across the majority of product lines;

•
Timberlands sales to unaffiliated customers increased $32 million – 3 percent – primarily due to increased Western log sales realizations, partially offset by decreased operations revenue from the sale of our Uruguayan operations in third quarter 2017; and

•
Real estate & ENR sales to unaffiliated customers increased $10 million – 10 percent – primarily attributable to an increase in acres sold, offset by decreased average price per acre due to mix of properties sold.

Costs of products sold

Costs of products sold increased $187 million – 7 percent – primarily attributable to the following:

•	Wood Products costs of products sold increased $152 million – 10 percent – primarily due to increased log and fiber costs across all product lines in the West and Canada;

•
Timberlands costs of products sold increased $16 million – 2 percent – primarily due to increased cost per unit related to outside purchases, specifically for export sales in the West, offset by a decrease in cost of products sold due to the divestiture of our Uruguayan operations in third quarter 2017; and

•
Unallocated cost of products sold increased $15 million – 83 percent – primarily due to $9 million increased costs for elimination of intersegment profit in inventory and LIFO. Refer to Unallocated Items for further details.

Operating income

Operating income increased $430 million – 96 percent – primarily attributable to:

•	increased consolidated gross margin of $242 million as described above;

•
a noncash pretax impairment charge of $147 million recorded during second quarter 2017. This impairment was a result of our agreement to sell our Uruguayan operations, as announced during June 2017 (refer to Note 15: Charges for Integration, Restructuring, Closures, and Asset Impairments); and

•
$50 million incremental charges for product remediation for the year-to-date period ended 2017 compared to net $0 for the year-to-date period ended 2018 (refer to Note 16: Charges (Recoveries) for Product Remediation, Net for further details).

Net earnings

Our Net earnings increased $405 million – 224 percent. This is primarily attributable to increased operating income, as described above.
This increase in operating results was offset in part by a $37 million increase in income taxes (refer to Income Taxes).

TIMBERLANDS

How We Did Second Quarter 2018 and Year-to-Date 2018

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2018	JUNE 2017	2018 VS. 2017	JUNE 2018	JUNE 2017	2018 VS. 2017
Net sales to unaffiliated customers:
Delivered logs(1):
West	$262	$227	$35	$528	$452	$76
South	158	148	10	315	296	19
North	20	16	4	45	43	2
Other	7	11	(4)	21	31	(10)
Subtotal delivered logs sales	447	402	45	909	822	87
Stumpage and pay-as-cut timber	11	17	(6)	26	29	(3)
Uruguay operations(2)	—	21	(21)	—	40	(40)
Recreational and other lease revenue	15	15	—	29	29	—
Other	9	14	(5)	23	35	(12)
Subtotal net sales to unaffiliated customers	482	469	13	987	955	32
Intersegment sales:
United States	139	126	13	281	256	25
Other	46	37	9	132	109	23
Subtotal intersegment sales	185	163	22	413	365	48
Total sales	$667	$632	$35	$1,400	$1,320	$80
Costs of products sold	$485	$476	$9	$1,011	$995	$16
Operating income and Net contribution to earnings	$161	$(12)	$173	$350	$136	$214

(1)
The West region includes Washington and Oregon. The South region includes Virginia, North Carolina, South Carolina, Florida, Georgia, Alabama, Mississippi, Louisiana, Arkansas, Texas and Oklahoma. The North region includes West Virginia, Maine, New Hampshire, Vermont, Michigan, Wisconsin and Montana. Other includes our Canadian operations and previously managed Twin Creeks Venture. Our management agreement for the Twin Creeks Venture was terminated in December 2017.

(2)
Includes logs, plywood and hardwood lumber harvested or produced by our former international operations in Uruguay. On June 2nd, 2017, we agreed to sell all of our equity interest in the subsidiaries that collectively own and operate our Uruguayan timberlands and manufacturing operations and recorded a $147 million impairment within the Timberlands business segment during second quarter 2017. Our Uruguayan operations were divested on September 1, 2017. Refer to Note 4: Operations Divested and Note 15: Charges for Integration and Restructuring, Closures and Asset Impairments for further information.

Comparing Second Quarter 2018 with Second Quarter 2017

Net sales to unaffiliated customers

Net sales to unaffiliated customers increased $13 million – 3 percent – primarily due to a $35 million increase in Western log sales, which was attributable to a 20 percent increase in Western log prices partially offset by an 8 percent decrease in Western delivered log sales volumes.
This increase was partially offset by a $21 million decrease in sales from our Uruguayan operations, which were divested in third quarter 2017.

Intersegment sales
Intersegment sales increased $22 million – 13 percent – primarily due to increases in Western log prices, consistent with third party sales discussed above.

Costs of products sold

Costs of products sold increased $9 million – 2 percent – primarily due to increased sales volumes in Southern and Northern regions, as well as increased cost per unit related to outside purchases in the West.

These increases were partially offset by a decrease in cost of products sold from our Uruguayan operations, which were divested in third quarter 2017.

Operating income and Net contribution to earnings

Operating income and Net contribution to earnings increased $173 million – 1,442 percent – primarily attributable to:

•
a noncash pretax impairment charge of $147 million recorded during second quarter 2017. This impairment was a result of our agreement to sell our Uruguayan operations, as announced during June 2017 (refer to Note 15: Charges for Integration, Restructuring, Closures, and Asset Impairments), and

•	increased gross margin, as discussed above.

Comparing Year-to-Date 2018 with Year-to-Date 2017

Net sales to unaffiliated customers

Net sales to unaffiliated customers increased $32 million – 3 percent – primarily due to a $76 million increase in Western log sales, which was attributable to a 26 percent increase in Western log prices partially offset by a 7 percent decrease in Western delivered log sales volumes.
This increase was partially offset by a $40 million decrease in sales from our Uruguayan operations, which were divested in third quarter 2017.
Intersegment sales
Intersegment sales increased $48 million – 13 percent – primarily due to increases in Western log prices, consistent with third party sales discussed above.

Costs of products sold

Costs of products sold increased $16 million – 2 percent – primarily due to:

•	a decrease in our cost of products sold due to the divestiture of our Uruguayan operations during third quarter 2017;

•	an increase in the West, primarily due to increased cost per unit related to outside purchases, specifically for export sales; and

•	an increase in the South, primarily attributable to an increase in log sales volumes.

Operating income and Net contribution to earnings

Operating income and Net contribution to earnings increased $214 million – 157 percent – primarily attributable to:

•
a noncash pretax impairment charge of $147 million recorded during second quarter 2017. This impairment was a result of our agreement to sell our Uruguayan operations, as announced during June 2017 (refer to Note 15: Charges for Integration, Restructuring, Closures, and Asset Impairments); and

•	increased gross margin, as discussed above.

THIRD-PARTY LOG SALES VOLUMES AND FEE HARVEST VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS (1)(2)	JUNE 2018	JUNE 2017	2018 VS. 2017	JUNE 2018	JUNE 2017	2018 VS. 2017
Third party log sales – tons:
West	1,984	2,143	(159)	4,003	4,300	(297)
South	4,560	4,285	275	9,070	8,578	492
North	313	253	60	717	707	10
Other	81	292	(211)	398	802	(404)
Total (3)	6,938	6,973	(35)	14,188	14,387	(199)
Fee harvest volumes – tons:
West	2,360	2,652	(292)	4,803	5,309	(506)
South	6,630	6,473	157	13,381	12,846	535
North	423	383	40	972	1,005	(33)
Other	—	444	(444)	—	815	(815)
Total (3)	9,413	9,952	(539)	19,156	19,975	(819)

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

REAL ESTATE, ENERGY AND NATURAL RESOURCES

How We Did Second Quarter 2018 and Year-to-Date 2018

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2018	JUNE 2017	2018 VS. 2017	JUNE 2018	JUNE 2017	2018 VS. 2017
Net sales:
Real estate	$38	$27	$11	72	64	8
Energy and natural resources	20	19	1	37	35	2
Total	$58	$46	$12	$109	$99	$10
Costs of products sold	$30	$16	$14	$49	$36	$13
Operating income and net contribution to earnings	$22	$23	$(1)	$47	$49	$(2)

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

Comparing Second Quarter 2018 with Second Quarter 2017

Net sales

Net sales increased $12 million – 26 percent – primarily attributable to an increase in acres sold, offset in part by a decrease in price realized per acre due to mix of properties sold.

Costs of products sold
Costs of products sold increased $14 million – 88 percent – primarily attributable to an increase in acres sold as well as higher basis of real estate sold.

Net contribution to earnings

Net contribution to earnings decreased $1 million – 4 percent – primarily attributable to decreased gross margin due to higher basis of real estate sold, as discussed above.

Comparing Year-to-Date 2018 with Year-to-Date 2017

Net sales

Net sales increased $10 million – 10 percent – primarily attributable to an increase in acres sold, offset in part by a decrease in average price per acre due to mix of properties sold.

Costs of products sold
Costs of products sold increased $13 million – 36 percent – primarily attributable to an increase in acres sold, as discussed above, as well as higher basis of real estate sold.

Net contribution to earnings

Net contribution to earnings for the quarter decreased $2 million – 4 percent – primarily attributable to decreased gross margin due to higher basis of real estate sold, as discussed above.

REAL ESTATE SALES STATISTICS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
	JUNE 2018	JUNE 2017	2018 VS. 2017	JUNE 2018	JUNE 2017	2018 VS. 2017
Acres sold	16,290	10,003	6,287	38,061	23,260	14,801
Average price per acre	$2,258	$2,714	$(456)	$1,847	$2,537	$(690)

WOOD PRODUCTS

How We Did Second Quarter 2018 and Year-to-Date 2018

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2018	JUNE 2017	2018 VS. 2017	JUNE 2018	JUNE 2017	2018 VS. 2017
Net sales:
Structural lumber	$681	$538	$143	$1,250	$1,016	$234
Engineered solid section	139	130	9	268	247	21
Engineered I-joists	92	85	7	170	158	12
Oriented strand board	277	225	52	509	428	81
Softwood plywood	55	47	8	105	91	14
Medium density fiberboard	47	51	(4)	90	98	(8)
Complementary building products	160	149	11	297	271	26
Other products produced	74	68	6	145	138	7
Total	$1,525	$1,293	$232	$2,834	$2,447	$387
Costs of products sold	$1,119	$1,002	$117	$2,124	$1,928	$196
Operating income and Net contribution to earnings	$329	$177	$152	$599	$349	$250

Comparing Second Quarter 2018 with Second Quarter 2017

Net sales

Net sales increased $232 million – 18 percent – primarily due to:

•	$143 million increased structural lumber sales attributable to a 23 percent increase in average sales realizations and a 4 percent increase in sales volumes;

•	$52 million increased oriented strand board sales due to a 24 percent increase in average sales realizations;

•
$11 million increased complementary building products sales. These are other products sold by our distribution business and correlated to the general market demand, which was higher in second quarter 2018 as compared to second quarter 2017;

•	$9 million increased engineered solid section sales attributable to a 9 percent increase in average sales realizations, partially offset by a 3 percent decrease in sales volumes; and

•	$8 million increased softwood plywood sales attributable to a 21 percent increase in average sales realizations, offset by a 4 percent decrease in sales volume.

Costs of products sold

Costs of products sold increased $117 million – 12 percent – primarily due to increased log and fiber costs across all product lines in the West and Canada.

Operating income and Net contribution to earnings

Operating income and Net contribution to earnings increased $152 million – 86 percent – primarily attributable to:

•	increased gross margin, as discussed above; and

•	$30 million decreased net charges for product remediation (refer to Note 16: Charges (Recoveries) for Product Remediation, Net).

Comparing Year-to-Date 2018 with Year-to-Date 2017

Net sales

Net sales increased $387 million – 16 percent – primarily due to:

•	$234 million increased structural lumber sales primarily attributable to a 22 percent increase in average sales realizations;

•	$81 million increased oriented strand board sales attributable to a 22 percent increase in average sales realizations, partially offset by a 3 percent decrease in sales volumes;

•
$26 million increased complementary building products sales. These are other products sold by our distribution business and correlated to the general market demand, which was higher in the year-to-date period ended 2018 as compared to year-to-date period ended 2017;

•	$21 million increased engineered solid section sales attributable to a 10 percent increase in average sales realizations, offset in part by a 2 percent decrease in sales volumes;

•	$14 million increased softwood plywood sales attributable to a 19 percent increase in average sales realizations, partially offset by a 3 percent decrease in sales volume; and

•	$12 million increased engineered I-joists attributable to a 7 percent increase in average sales realizations.

Costs of products sold

Costs of products sold increased $196 million – 10 percent – primarily due to increased log and fiber costs across all product lines in the West and Canada.

Operating income and Net contribution to earnings

Operating income and Net contribution to earnings increased $250 million – 72 percent – primarily attributable to:

•	increased gross margin, as discussed above; and

•
$50 million incremental charges for product remediation for the year-to-date period ended 2017 as compared to $0 net charges for the year-to-date period ended 2018 (refer to Note 16: Charges (Recoveries) for Product Remediation, Net for further details).

THIRD-PARTY SALES VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS(1)	JUNE 2018	JUNE 2017	2018 VS. 2017	JUNE 2018	JUNE 2017	2018 VS. 2017
Structural lumber – board feet	1,261	1,218	43	2,401	2,376	25
Engineered solid section – cubic feet	6.4	6.6	(0.2)	12.6	12.8	(0.2)
Engineered I-joists – lineal feet	57	57	—	106	106	—
Oriented strand board – square feet (3/8”)	754	764	(10)	1,493	1,533	(40)
Softwood plywood – square feet (3/8”)	118	123	(5)	233	241	(8)
Medium density fiberboard – square feet (3/4”)	55	60	(5)	106	119	(13)

(1)	Sales volumes include sales of internally produced products and products purchased for resale primarily through our distribution business.

PRODUCTION AND OUTSIDE PURCHASE VOLUMES

Outside purchase volumes are primarily purchased for resale through our distribution business. Production volumes are produced for sale through our own sales organizations and through our distribution business. Production of oriented strand board and engineered solid section are also used to manufacture engineered I-joists.

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS	JUNE 2018	JUNE 2017	2018 VS. 2017	JUNE 2018	JUNE 2017	2018 VS. 2017
Structural lumber – board feet:
Production	1,180	1,146	34	2,340	2,298	42
Outside purchase	49	51	(2)	96	100	(4)
Total	1,229	1,197	32	2,436	2,398	38
Engineered solid section – cubic feet:
Production	6.4	6.6	(0.2)	12.7	12.9	(0.2)
Outside purchase	0.1	1.0	(0.9)	1.1	1.0	0.1
Total	6.5	7.6	(1.1)	13.8	13.9	(0.1)
Engineered I-joists – lineal feet:
Production	52	53	(1)	108	103	5
Outside purchase	4	4	—	7	6	1
Total	56	57	(1)	115	109	6
Oriented strand board – square feet (3/8”):
Production	747	754	(7)	1,481	1,512	(31)
Outside purchase	110	106	4	210	204	6
Total	857	860	(3)	1,691	1,716	(25)
Softwood plywood – square feet (3/8”):
Production	105	99	6	202	196	6
Outside purchase	20	22	(2)	40	41	(1)
Total	125	121	4	242	237	5
Medium density fiberboard – square feet (3/4"):
Production	57	63	(6)	107	119	(12)
Total	57	63	(6)	107	119	(12)

UNALLOCATED ITEMS

Unallocated Items are gains or charges not related to or allocated to an individual operating segment. They include a portion of items such as share-based compensation, pension and postretirement costs, foreign exchange transaction gains and losses, and the elimination of intersegment profit in inventory and LIFO.

NET CONTRIBUTION TO EARNINGS – UNALLOCATED ITEMS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2018	JUNE 2017	2018 VS. 2017	JUNE 2018	JUNE 2017	2018 VS. 2017
Unallocated corporate function and variable compensation expense	$(19)	$(17)	$(2)	$(37)	$(36)	$(1)
Liability classified share-based compensation	(2)	—	(2)	(2)	(6)	4
Foreign exchange losses	2	—	2	—	(3)	3
Elimination of intersegment profit in inventory and LIFO	3	(3)	6	(18)	(9)	(9)
Charges for integration and restructuring, closures and asset impairments	—	(2)	2	—	(14)	14
Other	(20)	(9)	(11)	(59)	(16)	(43)
Operating income (loss)	(36)	(31)	(5)	(116)	(84)	(32)
Non-operating pension and other postretirement benefit costs	(13)	(8)	(5)	(37)	(30)	(7)
Interest income and other	11	9	2	23	18	5
Net contribution to earnings	$(38)	$(30)	$(8)	$(130)	$(96)	$(34)

Comparing Second Quarter 2018 with Second Quarter 2017

Changes in Unallocated Items were primarily related to $5 million increased non-operating pension and other postretirement costs due to decreased expected return on our plan assets and increased amortization of actuarial losses (refer to Note 8: Pension and Other Postretirement Benefit Plans).

Comparing Year-to-Date 2018 with Year-to-Date 2017

Changes in Unallocated Items were primarily related to:

•	$28 million increased charges for environmental remediation recorded in first quarter 2018 (refer to Note 12: Legal Proceedings, Commitments and Contingencies);

•
$9 million increased charges for elimination of intersegment profit in inventory and LIFO due to increased intercompany lumber and log inventory quantities comparing year-to-date 2017 to year-to-date 2018; and

•
$7 million increased charges for non-operating pension and other postretirement benefit costs primarily due to decreased expected return on plan assets (refer to Note 8: Pension and Other Postretirement Benefit Plans).

These increased charges were offset in part by $14 million decreased charges related to our merger with Plum Creek (refer to Note 15: Charges for Integration and Restructuring, Closures, and Asset Impairments for further details);

INTEREST EXPENSE

Our interest expense, net of capitalized interest incurred was:

•	$92 million for the second quarter 2018 and $185 million year-to-date 2018;

•	$100 million for the second quarter 2017 and $199 million year-to-date 2017.

Interest expense decreased by $8 million compared to second quarter 2017 and $14 million compared to year-to-date 2017 primarily due to a decrease in the average outstanding debt balance in 2018 compared to 2017.

INCOME TAXES

Our provision for income taxes was:

•	$65 million for the second quarter 2018 and $95 million year-to-date 2018;

•	$34 million for the second quarter 2017 and $58 million year-to-date 2017.

Our provision for income taxes is primarily driven by increased earnings generated by our TRSs. Overall performance results for our business segments can be found in Consolidated Results.

Refer to Note 18: Income Taxes for additional information.

LIQUIDITY AND CAPITAL RESOURCES

We are committed to maintaining an appropriate capital structure that enables us to protect the interests of our shareholders and lenders and maintain access to all major financial markets.

CASH FROM OPERATIONS

Consolidated net cash from operations was:

•	$733 million for year-to-date 2018; and

•	$524 million for year-to-date 2017.

Comparing Year-to-Date 2018 with Year-to-Date 2017

Net cash from operations increased $209 million, primarily due to:

•	increased cash flows generated form our businesses, excluding working capital changes, of $139 million;

•	decreased cash paid for income taxes of $48 million;

•	increased cash flows from product remediation insurance recoveries of $25 million;

•	decreased cash paid for interest of $20 million; and

•	decreased working capital used for accrued wages, salaries, and severance pay of $19 million.

These increases were offset in part by a $98 million increase in cash used for production remediation efforts.

CASH FROM INVESTING ACTIVITIES

Consolidated net cash used in investing activities was:

•	$149 million for year-to-date 2018; and

•	$106 million for year-to-date 2017.

Comparing Year-to-Date 2018 with Year-to-Date 2017

Net cash used in investing activities increased $43 million, primarily due to:

•	a $28 million decrease in proceeds received from our discontinued operations related to our former Cellulose Fibers segment;

•	a net $16 million increase in cash used for capital expenditures and timberlands reforestation; and

•	a $10 million decrease related to proceeds from the sale of nonstrategic assets.

Summary of Capital Spending by Business Segment

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2018	JUNE 2017
Timberlands	$57	$55
Real Estate & ENR	—	1
Wood Products	120	105
Unallocated Items	1	1
Total	$178	$162

We expect our net capital expenditures for 2018 to be $420 million, which is comparable to 2017 capital spending. The amount we spend on capital expenditures could change.

CASH FROM FINANCING ACTIVITIES

Consolidated net cash used in financing activities was:

•	$507 million for year-to-date 2018 and

•	$393 million for year-to-date 2017.

Comparing Year-to-Date 2018 with Year-to-Date 2017

Net cash used in financing activities increased $114 million primarily due to the following:

•	a $62 million increase in cash used for payments of long-term debt;

•	a $33 million decrease in proceeds from exercise of stock options; and

•	a $19 million increase in cash dividends paid on common shares.

Lines of Credit

During March 2017, we entered into a new $1.5 billion five-year senior unsecured revolving credit facility that expires in March 2022. This replaces a $1 billion senior unsecured revolving credit facility. As of June 30, 2018, there were no borrowings outstanding.

Refer to Note 10: Long-Term Debt and Lines of Credit for further information.

Long-term Debt

During first quarter 2018, we paid our $62 million 7.00 percent debenture at maturity.

Refer to Note 10: Long-Term Debt and Lines of Credit for further information.

Debt Covenants

As of June 30, 2018, Weyerhaeuser Company was in compliance with its debt covenants. There have been no significant changes during second quarter 2018 to the debt covenants presented in our 2017 Annual Report on Form 10-K for our existing long-term debt instruments.

Option Exercises

We received cash proceeds from the exercise of stock options of:

•	$48 million in 2018 and

•	$81 million in 2017.

Our average stock price was $35.94 and $33.10 for year-to-date 2018 and 2017, respectively.

Paying Dividends and Repurchasing Shares

We paid cash dividends on common shares of:

•	$485 million in 2018 and

•	$466 million in 2017.

The increase in dividends paid is primarily due to an increase in our quarterly dividend from 31 cents per share in second quarter 2017 to 32 cents per share in second quarter 2018.

The 2016 Share Repurchase Authorization was approved and announced in November 2015 by our Board of Directors and authorized management to repurchase up to $2.5 billion of outstanding shares. During second quarter 2018 and the year-to-date period ended 2018, we repurchased 2,600 shares of common stock for $91 thousand (including transaction fees) under the 2016 Share Repurchase Authorization. Transaction fees incurred for repurchases are not counted as use of funds authorized for repurchase under the 2016 Share Repurchase Authorization. All common stock purchases under the stock repurchase program are to be made in open-market transactions. As of June 30, 2018, we had remaining authorization of $500 million for future share repurchases.

If a repurchase were to occur, we would record share repurchases upon the trade date as opposed to the settlement date when cash is disbursed. We would record a liability for repurchases that had not yet been settled. There were no unsettled repurchases as of June 30, 2018.

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

ADJUSTED EBITDA BY SEGMENT

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2018	JUNE 2017	2018 VS. 2017	JUNE 2018	JUNE 2017	2018 VS. 2017
Adjusted EBITDA by Segment:
Timberlands	$240	$222	$18	$508	$464	$44
Real Estate & ENR	47	37	10	88	80	8
Wood Products	385	274	111	671	481	190
	672	533	139	1,267	1,025	242
Unallocated Items	(35)	(27)	(8)	(86)	(65)	(21)
Adjusted EBITDA	$637	$506	$131	$1,181	$960	$221

We reconcile Adjusted EBITDA by segment to "Net earnings" for the consolidated company and to "Operating income" for the business segments, as those are the most directly comparable U.S. GAAP measures for each. The table below reconciles Adjusted EBITDA for the quarter ended June 30, 2018:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$317
Interest expense, net of capitalized interest					92
Income taxes					65
Net contribution to earnings	$161	$22	$329	$(38)	$474
Non-operating pension and other postretirement benefit cost	—	—	—	13	13
Interest income and other	—	—	—	(11)	(11)
Operating income (loss)	161	22	329	(36)	476
Depreciation, depletion and amortization	79	3	36	1	119
Basis of real estate sold	—	22	—	—	22
Unallocated pension service costs	—	—	—	—	—
Special items(1)	—	—	20	—	20
Adjusted EBITDA	$240	$47	$385	$(35)	$637

(1)	Special items include: $20 million of product remediation charges, net.

The table below reconciles Adjusted EBITDA for the quarter ended June 30, 2017:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$24
Interest expense, net of capitalized interest					100
Income taxes					34
Net contribution to earnings	$(12)	$23	$177	$(30)	$158
Non-operating pension and other postretirement benefit cost	—	—	—	8	8
Interest income and other	—	—	—	(9)	(9)
Operating income (loss)	(12)	23	177	(31)	157
Depreciation, depletion and amortization	87	4	36	2	129
Basis of real estate sold	—	10	—	—	10
Unallocated pension service costs	—	—	—	—	—
Special items(1)	147	—	61	2	210
Adjusted EBITDA	$222	$37	$274	$(27)	$506

(1)
Special items include: $147 million of impairment charges related to our Uruguayan operations; $50 million of product remediation; $11 million of retroactive and prospective countervailing and antidumping duties; and $2 million of Plum Creek merger-related costs.

The table below reconciles Adjusted EBITDA for the year-to-date period ended June 30, 2018:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$586
Interest expense, net of capitalized interest					185
Income taxes					95
Net contribution to earnings	$350	$47	$599	$(130)	$866
Non-operating pension and other postretirement benefit cost	—	—	—	37	37
Interest income and other	—	—	—	(23)	(23)
Operating income (loss)	350	47	599	(116)	880
Depreciation, depletion and amortization	158	7	72	2	239
Basis of real estate sold	—	34	—	—	34
Unallocated pension service costs	—	—	—	—	—
Special items(1)	—	—	—	28	28
Adjusted EBITDA	$508	$88	$671	$(86)	$1,181

(1)	Special items include: $25 million product remediation insurance recoveries; $25 million product remediation charges; and $28 million of environmental remediation expense.

The table below reconciles Adjusted EBITDA for the year-to-date period ended June 30, 2017:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$181
Interest expense, net of capitalized interest					199
Income taxes					58
Net contribution to earnings	$136	$49	$349	$(96)	$438
Non-operating pension and other postretirement benefit cost	—	—	—	30	30
Interest income and other	—	—	—	(18)	(18)
Operating income (loss)	136	49	349	(84)	450
Depreciation, depletion and amortization	181	7	71	3	262
Basis of real estate sold	—	24	—	—	24
Unallocated pension service costs	—	—	—	2	2
Special items(1)	147	—	61	14	222
Adjusted EBITDA	$464	$80	$481	$(65)	$960

(1)
Special items include: $147 million of impairment charges related to our Uruguayan operations; $50 million of product remediation; $11 million of retroactive and prospective countervailing and antidumping duties; and $14 million of Plum Creek merger-related costs.

CRITICAL ACCOUNTING POLICIES

There have been no significant changes during second quarter 2018 to our critical accounting policies presented in our 2017 Annual Report on Form 10-K.

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

SUMMARY OF LONG-TERM INDEBTEDNESS PRINCIPAL OBLIGATIONS AS OF JUNE 30, 2018

DOLLAR AMOUNTS IN MILLIONS
	2018	2019	2020	2021	2022	THEREAFTER	TOTAL	FAIR VALUE
Fixed-rate debt(1)(2)	$—	$500	$—	$719	$—	$4,450	$5,669	$6,424
Average interest rate	—%	7.38%	—%	5.57%	—%	6.39%	6.37%	N/A
Variable-rate debt(1)(2)	$—	$—	$—	$—	$—	$224	$224	$225
Average interest rate	—%	—%	—%	—%	—%	3.70%	3.70%	N/A

(1)	Excludes $31 million of unamortized discounts, capitalized debt expense and fair value step-up (related to Plum Creek merger).

(2)
Does not include nonrecourse debt held by our Variable Interest Entities (VIEs). See Note 7: Special-Purpose Entities in the Notes to Consolidated Financial Statements for further information on our VIEs and the related nonrecourse debt.

CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The company’s principal executive officer and principal financial officer have concluded that the company’s disclosure controls and procedures were effective as of June 30, 2018, based on an evaluation of the company’s disclosure controls and procedures as of that date.

CHANGES IN INTERNAL CONTROLS

No changes occurred in the company’s internal control over financial reporting during second quarter and year-to-date 2018 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

LEGAL PROCEEDINGS

Refer to “Notes to Consolidated Financial Statements – Note 12: Legal Proceedings, Commitments and Contingencies.”

RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our 2017 Annual Report on Form 10-K.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information with respect to purchases of common stock made by the company during second quarter 2018:

COMMON SHARE REPURCHASES DURING SECOND QUARTER	TOTAL NUMBER OF SHARES (OR UNITS) PURCHASED	AVERAGE PRICE PAID PER SHARE (OR UNIT)	TOTAL NUMBER OF SHARES (OR UNITS) PURCHASED AS PART OF PUBLICLY ANNOUCED PLANS OR PROGRAMS	MAXIMUM NUMBER (OR APPROXIMATE DOLLAR VALUE) OF SHARES (OR UNITS) THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS
April 1 – April 30	—	$—	—	$500,000,011
May 1 – May 31	—	—	—	500,000,011
June 1 – June 30	2,600	35.00	2,600	499,909,016
Total repurchases during second quarter	2,600	$35.00	2,600	$499,909,016

During second quarter 2018, we repurchased 2,600 shares of common stock for $91 thousand (including transaction fees) under the 2016 Share Repurchase Authorization. The 2016 Share Repurchase Authorization was approved and announced in November 2015 by our Board of Directors and authorized management to repurchase up to $2.5 billion of outstanding shares. Transaction fees incurred for repurchases are not counted as use of funds authorized for repurchase under the 2016 Share Repurchase Authorization. All common stock purchases under the stock repurchase program are to be made in open-market transactions. As of June 30, 2018 we had remaining authorization of $500 million for future stock repurchases.

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

WEYERHAEUSER COMPANY
Date:	July 27, 2018

By:	/s/ Jeanne M. Hillman
Jeanne M. Hillman
Vice President and Chief Accounting Officer
(Principal Accounting Officer)