Form 10-Q
period 2018-09-30
WEYERHAEUSER CO
filed 2018-10-26
CIK 106535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
  __________________________________________________
FORM 10-Q
  __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐
   Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
As of October 22, 2018, 749,200,027 shares of the registrant’s common stock ($1.25 par value) were outstanding.

FINANCIAL INFORMATION

WEYERHAEUSER COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	SEPTEMBER 2018	SEPTEMBER 2017	SEPTEMBER 2018	SEPTEMBER 2017
Net sales (Note 3)	$1,910	$1,872	$5,840	$5,373
Costs of products sold	1,452	1,374	4,247	3,982
Gross margin	458	498	1,593	1,391
Selling expenses	20	22	66	66
General and administrative expenses	78	75	236	238
Research and development expenses	2	4	6	12
Charges for integration and restructuring, closures and asset impairments (Note 15)	—	14	2	178
Charges (recoveries) for product remediation, net (Note 16)	—	190	—	240
Other operating costs (income), net (Note 17)	21	(12)	66	2
Operating income	337	205	1,217	655
Non-operating pension and other postretirement benefit costs	(17)	(16)	(54)	(46)
Interest income and other	13	12	36	30
Interest expense, net of capitalized interest	(93)	(98)	(278)	(297)
Earnings before income taxes	240	103	921	342
Income taxes (Note 18)	15	27	(80)	(31)
Net earnings	$255	$130	$841	$311
Earnings per share, basic and diluted (Note 5)	$0.34	$0.17	$1.11	$0.41
Dividends paid per share	$0.34	$0.31	$0.98	$0.93
Weighted average shares outstanding (in thousands) (Note 5):
Basic	754,986	753,535	756,531	752,301
Diluted	757,389	756,903	759,116	756,058
See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2018	SEPTEMBER 2017	SEPTEMBER 2018	SEPTEMBER 2017
Net earnings	$255	$130	$841	$311
Other comprehensive income (loss):
Foreign currency translation adjustments	15	24	(16)	35
Changes in unamortized actuarial loss, net of tax of $12, $12, $94, and $62	38	18	291	90
Changes in unamortized net prior service credit, net of tax of $0, $0, $1, and $1	(2)	(1)	(3)	(5)
Unrealized gains on available-for-sale securities	—	1	—	2
Total other comprehensive income	51	42	272	122
Total comprehensive income	$306	$172	$1,113	$433
See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA	SEPTEMBER 30, 2018	DECEMBER 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$348	$824
Receivables, less discounts and allowances of $1 and $1	444	396
Receivables for taxes	140	14
Inventories (Note 6)	389	383
Prepaid expenses and other current assets	140	98
Current restricted financial investments held by variable interest entities (Note 7)	253	—
Total current assets	1,714	1,715
Property and equipment, less accumulated depreciation of $3,411 and $3,338	1,672	1,618
Construction in progress	255	225
Timber and timberlands at cost, less depletion	12,727	12,954
Minerals and mineral rights, less depletion	297	308
Goodwill	40	40
Deferred tax assets	71	268
Other assets	289	316
Restricted financial investments held by variable interest entities (Note 7)	362	615
Total assets	$17,427	$18,059

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt (Note 10)	$—	$62
Current debt (nonrecourse to the company) held by variable interest entities (Note 7)	511	209
Accounts payable	271	249
Accrued liabilities (Note 9)	491	645
Total current liabilities	1,273	1,165
Long-term debt (Note 10)	5,921	5,930
Long-term debt (nonrecourse to the company) held by variable interest entities (Note 7)	—	302
Deferred pension and other postretirement benefits (Note 8)	885	1,487
Other liabilities	291	276
Total liabilities	8,370	9,160
Commitments and contingencies (Note 12)

Equity:
Common shares: $1.25 par value; authorized 1,360,000,000 shares; issued and outstanding: 749,198,651 shares at September 30, 2018 and 755,222,727 shares at December 31, 2017	936	944
Other capital	8,234	8,439
Retained earnings	1,439	1,078
Accumulated other comprehensive loss (Note 13)	(1,552)	(1,562)
Total equity	9,057	8,899
Total liabilities and equity	$17,427	$18,059
See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2018	SEPTEMBER 2017
Cash flows from operations:
Net earnings	$841	$311
Noncash charges to earnings:
Depreciation, depletion and amortization	361	394
Basis of real estate sold	80	48
Deferred income taxes, net	111	9
Pension and other postretirement benefits (Note 8)	82	72
Share-based compensation expense	31	29
Charges for impairment of assets (Note 15)	1	153
Change in:
Receivables, less allowances	(55)	(113)
Receivables and payables for taxes	(109)	(116)
Inventories	(9)	4
Prepaid expenses	(7)	(9)
Accounts payable and accrued liabilities	(133)	184
Pension and postretirement benefit contributions and payments	(355)	(59)
Other	(19)	(60)
Net cash from operations	820	847
Cash flows from investing activities:
Capital expenditures for property and equipment	(238)	(213)
Capital expenditures for timberlands reforestation	(45)	(46)
Proceeds from sale of assets and operations	2	423
Other	17	28
Net cash from (used in) investing activities	(264)	192
Cash flows from financing activities:
Cash dividends on common shares	(741)	(699)
Proceeds from issuance of long-term debt (Note 10)	—	225
Payments of long-term debt (Note 10)	(62)	(831)
Proceeds from borrowings on line of credit (Note 10)	—	100
Payments on line of credit (Note 10)	—	(100)
Repurchases of common shares (Note 5)	(273)	—
Proceeds from exercise of stock options	52	89
Other	(8)	(2)
Net cash used in financing activities	(1,032)	(1,218)
Net change in cash and cash equivalents	(476)	(179)
Cash and cash equivalents at beginning of period	824	676
Cash and cash equivalents at end of period	$348	$497
Cash paid during the period for:
Interest, net of amount capitalized of $8 and $6	$285	$315
Income taxes	$80	$129
See accompanying Notes to Consolidated Financial Statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTERS AND YEARS-TO-DATE ENDED SEPTEMBER 30, 2018 AND 2017

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

NEW ACCOUNTING PRONOUNCEMENTS

Leases

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, which requires lessees to recognize assets and liabilities for the rights and obligations created by those leases and requires leases to be recognized on the balance sheet. The new guidance is effective for fiscal years beginning after December 15, 2018, and early adoption is permitted. We plan to adopt on January 1, 2019. We have evaluated the relevant guidance and will continue to monitor subsequent revisions either made or being contemplated by the FASB, including application of the available practical expedients. We estimate the adoption will result in the recognition of additional rights of use assets and lease liabilities for operating leases of less than 2 percent of our total assets on our Consolidated Balance Sheet. These leases are primarily related to vehicles, equipment, office and wholesale space leases previously disclosed in Note 14, “Legal Proceedings, Commitments and Contingencies,” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Reclassification of Certain Amounts from Accumulated Other Comprehensive Loss

In February 2018, the FASB issued ASU 2018-02, which allows for the reclassification of certain income tax effects related to the Tax Cuts and Jobs Act (the "Tax Act") between “Accumulated other comprehensive loss” and “Retained earnings.” This ASU provides that adjustments to deferred tax liabilities and assets related to a change in tax laws be included in “Income from continuing operations”, even in situations where the related items were originally recognized in “Other comprehensive income.” The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. Adoption of this ASU is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the tax laws was recognized. We adopted this ASU during first quarter 2018 using the period of adoption method, which resulted in a reclassification of $253 million from "Accumulated other comprehensive loss" to "Retained earnings" on our Consolidated Balance Sheet due to changes in federal statutory and effective state rates. In general, tax effects unrelated to the Tax Act are released from accumulated other comprehensive loss using the portfolio approach.

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

NOTE 2: BUSINESS SEGMENTS

Reportable business segments are determined based on the company’s "management approach," as defined by ASC Topic 280, “Segment Reporting.” The management approach is based on the way the chief operating decision maker organizes the segments within a company for making decisions about resources to be allocated and assessing their performance.

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

•	Wood Products – which includes softwood lumber, engineered wood products, structural panels, medium density fiberboard and building materials distribution.

A reconciliation of our business segment information to the respective information in the Consolidated Statement of Operations is as follows:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2018	SEPTEMBER 2017	SEPTEMBER 2018	SEPTEMBER 2017
Sales to unaffiliated customers:
Timberlands	$468	$491	$1,455	$1,446
Real Estate & ENR	96	82	205	181
Wood Products	1,346	1,299	4,180	3,746
	1,910	1,872	5,840	5,373
Intersegment sales:
Timberlands	185	179	598	544

Total sales	2,095	2,051	6,438	5,917
Intersegment eliminations	(185)	(179)	(598)	(544)
Total	$1,910	$1,872	$5,840	$5,373
Net contribution to earnings:
Timberlands(1)	$126	$131	$476	$267
Real Estate & ENR	36	47	83	96
Wood Products(2)	213	40	812	389
	375	218	1,371	752
Unallocated items(3)	(42)	(17)	(172)	(113)
Net contribution to earnings	333	201	1,199	639
Interest expense, net of capitalized interest	(93)	(98)	(278)	(297)
Earnings before income taxes	240	103	921	342
Income taxes	15	27	(80)	(31)
Net earnings	$255	$130	$841	$311

(1)
Net contribution to earnings for the Timberlands segment includes a noncash pretax impairment charge of $147 million, recorded during second quarter 2017. This impairment was a result of our agreement to sell our Uruguayan operations, as announced during June 2017. Refer to Note 15: Charges for Integration and Restructuring, Closures and Asset Impairments.

(2)
Net contribution to earnings for the Wood Products segment includes a $25 million recovery and a $25 million charge recorded in the year-to-date period ended September 30, 2018, and $190 million and $240 million charges recorded in the quarter and year-to-date period ended September 30, 2017, respectively. We did not receive any insurance recoveries or record additional charges in third quarter 2018. These changes were recorded to accrue for estimated costs to remediate an issue with certain I-joists coated with our former Flak Jacket® Protection product. Refer to Note 16: Charges (Recoveries) for Product Remediation, Net for additional details.

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

Performance obligations associated with delivered log sales are typically satisfied when the logs are delivered to our customers’ mills or delivered to an ocean vessel in the case of export sales. Performance obligations associated with the sale of wood products are typically satisfied when the products are shipped. The company has elected, as an accounting policy, to treat shipping and handling that is performed after a customer obtains control of the product as an activity required to fulfill the promise to transfer the good; therefore we will not evaluate this requirement as a separate performance obligation.

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

For real estate sales, the company receives the entire consideration in cash at closing.

MAJOR PRODUCTS

A reconciliation of revenue recognized by our major products:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2018	SEPTEMBER 2017	SEPTEMBER 2018	SEPTEMBER 2017
Net sales:
Timberlands Segment
Delivered logs(1):
West
Domestic sales	$125	$102	$398	$347
Export sales	113	119	368	326
Subtotal West	238	221	766	673
South	157	155	472	451
North	25	25	70	68
Other	9	17	30	48
Subtotal delivered logs sales	429	418	1,338	1,240
Stumpage and pay-as-cut timber	13	23	39	52
Recreational and other lease revenue	15	16	44	45
Other(2)	11	34	34	109
Net sales attributable to Timberlands segment	468	491	1,455	1,446
Real Estate & ENR Segment
Real estate	76	64	148	128
Energy and natural resources	20	18	57	53
Net sales attributable to Real Estate & ENR segment	96	82	205	181
Wood Products Segment
Structural lumber	581	525	1,831	1,541
Engineered solid section	132	131	400	378
Engineered I-joists	91	93	261	251
Oriented strand board	215	243	724	671
Softwood plywood	53	45	158	136
Medium density fiberboard	48	48	138	146
Complementary building products	152	146	449	417
Other	74	68	219	206
Net sales attributable to Wood Products segment	1,346	1,299	4,180	3,746
Total net sales	$1,910	$1,872	$5,840	$5,373

(1)
The West region includes Washington and Oregon. The South region includes Virginia, North Carolina, South Carolina, Florida, Georgia, Alabama, Mississippi, Louisiana, Arkansas, Texas and Oklahoma. The North region includes West Virginia, Maine, New Hampshire, Vermont, Michigan, Wisconsin and Montana. Other includes our Canadian operations and former Twin Creeks Venture (terminated in December 2017).

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

NOTE 5: NET EARNINGS PER SHARE AND SHARE REPURCHASES

Our basic and diluted earnings per share were:

•	$0.34 during third quarter 2018 and $1.11 during year-to-date 2018;

•	$0.17 during third quarter 2017 and $0.41 during year-to-date 2017.

Basic earnings per share is net earnings divided by the weighted average number of our outstanding common shares, including stock equivalent units where there is no circumstance under which those shares would not be issued. Diluted earnings per share is net earnings divided by the sum of the weighted average number of our outstanding common shares and the effect of our outstanding dilutive potential common shares.

	QUARTER ENDED		YEAR-TO-DATE ENDED
SHARES IN THOUSANDS	SEPTEMBER 2018	SEPTEMBER 2017	SEPTEMBER 2018	SEPTEMBER 2017
Weighted average common shares outstanding – basic	754,986	753,535	756,531	752,301
Dilutive potential common shares:
Stock options	1,370	2,437	1,560	2,754
Restricted stock units	629	551	570	529
Performance share units	404	380	455	474
Total effect of outstanding dilutive potential common shares	2,403	3,368	2,585	3,757
Weighted average common shares outstanding – dilutive	757,389	756,903	759,116	756,058

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

	QUARTER ENDED		YEAR-TO-DATE ENDED
SHARES IN THOUSANDS	SEPTEMBER 2018	SEPTEMBER 2017	SEPTEMBER 2018	SEPTEMBER 2017
Stock options	1,166	1,381	1,166	1,381
Performance share units	830	556	830	556

Share Repurchase Program

The 2016 Share Repurchase Authorization was approved and announced in November 2015 by our Board of Directors and authorized management to repurchase up to $2.5 billion of outstanding shares. We repurchased 8,583,244 common shares for $290 million (including transaction fees) during third quarter 2018 and 8,585,844 shares for $291 million (including transaction fees) during year-to-date 2018, under the 2016 Share Repurchase Authorization. Transaction fees incurred for repurchases are not counted as use of funds authorized for repurchase under the 2016 Share Repurchase Authorization. All common share purchases under the share repurchase program are to be made in open-market transactions. As of September 30, 2018, we had remaining authorization of $210 million for future share repurchases.

We record share repurchases upon trade date as opposed to the settlement date when cash is disbursed. We record a liability for repurchases that have not yet been settled as of period end. There were $18 million of unsettled repurchases as of September 30, 2018 and no unsettled repurchases as of December 31, 2017.

NOTE 6: INVENTORIES

Inventories include raw materials, work-in-process, finished goods, and materials and supplies.

DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2018	DECEMBER 31, 2017
LIFO inventories:
Logs	$16	$17
Lumber, plywood, panels and fiberboard	63	66
Other products	13	10
FIFO or moving average cost inventories:
Logs	21	38
Lumber, plywood, panels, fiberboard and engineered wood products	107	91
Other products	80	77
Materials and supplies	89	84
Total	$389	$383

LIFO – the last-in, first-out method – applies to major inventory products held at our U.S. locations. The FIFO – the first-in, first-out method – or moving average cost methods apply to the balance of our U.S. raw material and product inventories, all material and supply inventories and all foreign inventories. If we used FIFO for all LIFO inventories, our stated inventories would have been higher by $69 million as of September 30, 2018, and $70 million as of December 31, 2017.

NOTE 7: SPECIAL-PURPOSE ENTITIES

From 2002 through 2004, we sold certain nonstrategic timberlands in five separate transactions. We are the primary beneficiary and consolidate the assets and liabilities of certain monetization and buyer-sponsored Special-purpose entities (SPEs) involved in these transactions. We have an equity interest in the monetization SPEs, but no ownership interest in the buyer-sponsored SPEs. The long-term notes of our monetization SPEs include $209 million and $302 million scheduled to mature in fourth quarter 2018 and third quarter of 2019, respectively. The financial investments of our buyer sponsored SPEs include $253 million scheduled to mature first quarter 2019. We have classified the long-term notes scheduled to mature in fourth quarter 2018 and third quarter 2019 as current liabilities and the financial investments scheduled to mature in first quarter 2019 as current receivables on our Consolidated Balance Sheet.

NOTE 8: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The components of net periodic benefit cost are:

	PENSION
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2018	SEPTEMBER 2017	SEPTEMBER 2018	SEPTEMBER 2017
Service cost	$10	$9	$28	$26
Interest cost	58	66	177	198
Expected return on plan assets	(100)	(101)	(300)	(306)
Amortization of actuarial loss	56	48	169	145
Amortization of prior service cost	1	1	3	3
Total net periodic benefit cost - pension	$25	$23	$77	$66

	OTHER POSTRETIREMENT BENEFITS
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2018	SEPTEMBER 2017	SEPTEMBER 2018	SEPTEMBER 2017
Interest cost	$2	$2	$5	$6
Amortization of actuarial loss	2	2	6	6
Amortization of prior service credit	(2)	(2)	(6)	(6)
Total net periodic benefit cost - other postretirement benefits	$2	$2	$5	$6

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

During second quarter 2018, we also updated our mortality assumption and census data used to estimate our projected benefit obligation for our U.S. qualified pension plan. We recorded an adjustment to our projected benefit obligation, incorporating updated census data and applying new company-specific mortality data. As a result of these updates, the beginning of year pension projected benefit obligation decreased by $155 million, or approximately 2 percent. The net effect of these updates, including the update to the pension assets, was a $199 million improvement in funded status.

ACTIONS TO REDUCE PENSION PLAN OBLIGATIONS

On August 23, 2018, we announced actions intended to reduce the liabilities of our U.S. qualified pension plan while maintaining the plan's current funded status. We offered certain U.S. terminated vested plan participants the opportunity to elect an immediate lump sum distribution of their pension benefits. Based on qualifying participant elections received by the company, we expect to make distributions from plan assets to those who elect to receive a lump sum in fourth quarter 2018. We also intend to transfer a portion of U.S. qualified pension plan liabilities to an insurance company through the purchase of a group annuity contract. This transaction would also be funded with the pension plan assets and is expected to close in 2019. We expect to record one-time noncash settlement charges for the lump sum offer and the annuity purchase upon the respective completion dates, with the amounts of each charge to be determined at that time.

To maintain the U.S. qualified pension plan's current funded status in connection with these transactions, we contributed $300 million to the plan during third quarter 2018. Refer to Note 18: Income Taxes for details on the tax effects of this transaction.

Additionally, Weyerhaeuser’s pension plan assets are in the process of being transitioned to an allocation that will more closely match the plan’s liability profile going forward.

EXPECTED FUNDING AND BENEFIT PAYMENTS

In 2018, we expect to:

•	be required to contribute approximately $24 million for our Canadian registered plan;

•	be required to contribute or make benefit payments for our Canadian nonregistered plans of $2 million;

•	make benefit payments of $19 million for our U.S. nonqualified pension plans; and

•	make benefit payments of $19 million for our U.S. and Canadian other postretirement plans.

We do not expect any contributions to our U.S. qualified pension plan in 2018 in addition to the $300 million contribution referenced above.

NOTE 9: ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2018	DECEMBER 31, 2017
Accrued compensation and employee benefit costs	$184	$223
Accrued taxes payable	40	43
Customer rebates, volume discounts and deferred income	110	96
Interest	84	111
Product remediation accrual	4	98
Other	69	74
Total	$491	$645

NOTE 10: LONG-TERM DEBT AND LINES OF CREDIT

During first quarter 2018, we paid our $62 million 7.00 percent debenture at maturity.

During March 2017, we entered into a $1.5 billion five-year senior unsecured revolving credit facility that expires in March 2022. This replaced a $1.0 billion senior unsecured revolving credit facility. The entire amount is available to Weyerhaeuser Company. Interest on borrowings are at LIBOR plus a spread or at other interest rates mutually agreed upon between the borrower and the lending banks. As of September 30, 2018, there were no borrowings outstanding.

NOTE 11: FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values and carrying values of our long-term debt consisted of the following:

	SEPTEMBER 30, 2018		DECEMBER 31, 2017
DOLLAR AMOUNTS IN MILLIONS	CARRYING VALUE	FAIR VALUE (LEVEL 2)	CARRYING VALUE	FAIR VALUE (LEVEL 2)
Long-term debt (including current maturities)(1):
Fixed rate	$5,697	$6,378	$5,768	$6,823
Variable rate	224	225	224	225
Total debt	$5,921	$6,603	$5,992	$7,048

(1)	Excludes nonrecourse debt held by our Variable Interest Entities (VIEs).

To estimate the fair value of fixed rate long-term debt, we used the following valuation approaches:

•	market approach – based on quoted market prices we received for the same types and issues of our debt; or

•	income approach – based on the discounted value of the future cash flows using market yields for the same type and comparable issues of debt.

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

We cooperated with other parties to jointly implement an administrative order issued by the EPA on April 14, 2016, with respect to a portion of the site comprising a stretch of the river approximately 1.7 miles long referred to as the Otsego Township Dam Area. During third quarter 2018, implementation of this administrative order was completed.

In 2010, the company, along with others, was named as a defendant by Georgia-Pacific Consumer Products LP, Fort James Corporation and Georgia-Pacific LLC in an action seeking contribution under CERCLA for remediation costs relating to a certain area within the site. On March 29, 2018, the U.S. District Court issued an opinion and order assigning the company responsibility for 5 percent of approximately $50 million in past costs incurred by the plaintiffs. The remaining 95 percent of this pool of past costs incurred was allocated to the plaintiffs and other defendants.

The opinion and order does not establish allocation for future remediation costs, and accordingly, we may incur additional costs in connection with future remediation tasks for other areas of the site. In connection with the opinion and order, we updated our best estimate of the liability associated with the site and recorded a pretax charge of $28 million in the first quarter as "Other operating costs (income), net" on the Consolidated Statement of Operations.

As of September 30, 2018, our total accrual for future estimated remediation costs on the active Superfund sites and other sites for which we are potentially responsible was approximately $67 million. These amounts are recorded in "Accrued liabilities" and "Other liabilities" on our Consolidated Balance Sheet.

Asset Retirement Obligations

We have obligations associated with the future retirement of tangible long-lived assets consisting primarily of reforestation obligations related to forest management licenses in Canada and obligations to close and cap landfills. As of September 30, 2018, our accrued balance for these obligations was $30 million. These obligations are recorded in "Accrued liabilities" and "Other liabilities" on our Consolidated Balance Sheet. The accrued balance has not changed significantly since December 31, 2017.

Some of our sites have materials containing asbestos. We have met our current legal obligation to identify and manage these materials. In situations where we cannot reasonably determine when materials containing asbestos might be removed from the sites, we have not recorded an accrual because the fair value of the obligation cannot be reasonably estimated.

PRODUCT REMEDIATION

Refer to Note 16: Charges (Recoveries) for Product Remediation, Net for further information.

NOTE 13: ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in amounts included in our accumulated other comprehensive loss by component are:

		PENSION		OTHER POSTRETIREMENT BENEFITS
DOLLAR AMOUNTS IN MILLIONS	Foreign currency translation adjustments	Actuarial loss	Prior service cost	Actuarial loss	Prior service credit	Unrealized gains on available-for-sale securities	Total
Beginning balance as of December 31, 2017	$264	$(1,802)	$(8)	$(48)	$23	$9	$(1,562)
Other comprehensive income (loss) before reclassifications(1)	(16)	159	—	—	—	—	143
Amounts reclassified from accumulated other comprehensive loss to earnings(1)(2)	—	127	1	5	(4)	—	129
Total other comprehensive income (loss)	(16)	286	1	5	(4)	—	272
Reclassification of certain tax effects due to tax law changes(3)	—	(245)	(1)	(12)	5	—	(253)
Reclassification of accumulated unrealized gains on available-for-sale securities(4)	—	—	—	—	—	(9)	(9)
Net amounts reclassified from accumulated other comprehensive loss to retained earnings	—	(245)	(1)	(12)	5	(9)	(262)
Ending balance as of September 30, 2018	$248	$(1,761)	$(8)	$(55)	$24	$—	$(1,552)

(1)	Amounts are presented net of tax.

(2)	Amortization of actuarial loss and prior service (cost) credit are components of net periodic benefit cost (credit). See Note 8: Pension and Other Postretirement Benefit Plans.

(3)
We reclassified certain tax effects from tax law changes of $253 million from "Accumulated other comprehensive loss" to "Retained earnings" on our Consolidated Balance Sheet in accordance with ASU 2018-02. See Note 1: Basis of Presentation.

(4)
We reclassified accumulated unrealized gains from available-for-sale securities of $9 million from "Accumulated other comprehensive loss" to "Retained earnings" on our Consolidated Balance Sheet in accordance with ASU 2016-01. See Note 1: Basis of Presentation.

NOTE 14: SHARE-BASED COMPENSATION

Share-based compensation activity during year-to-date 2018 included the following:

SHARES IN THOUSANDS	Granted	Vested
Restricted Stock Units (RSUs)	731	595
Performance Share Units (PSUs)	344	112

A total of 2.6 million shares of common stock were issued as a result of RSU vestings, PSU vestings and stock option exercises.

RESTRICTED STOCK UNITS

The weighted average fair value of the RSUs granted in 2018 was $34.10. The vesting provisions for RSUs granted in 2018 were as follows:

•	vest ratably over four years;

•	immediately vest in the event of death while employed or disability;

•	continue to vest upon retirement at an age of at least 62, but a portion of the grant is forfeited if retirement occurs before the one-year anniversary of the grant;

•	continue vesting for one year in the event of involuntary termination when the retirement criteria has not been met; and

•	will be entirely forfeited upon termination of employment in all other situations including early retirement prior to age 62.

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

NOTE 15: CHARGES FOR INTEGRATION AND RESTRUCTURING, CLOSURES AND ASSET IMPAIRMENTS

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2018	SEPTEMBER 2017	SEPTEMBER 2018	SEPTEMBER 2017
Integration and restructuring charges related to Plum Creek	$—	$6	$—	$20
Charges related to closures and other restructuring activities	—	2	1	5
Impairments of long-lived assets	—	6	1	153
Total charges for integration and restructuring, closures and asset impairments	$—	$14	$2	$178

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

Additionally, in September 2017, we recognized an impairment charge of $6 million related to a non-strategic asset in our Wood Products segment. The fair value of the asset was determined using a contract value associated with the asset sale.

NOTE 16: CHARGES (RECOVERIES) FOR PRODUCT REMEDIATION, NET

In July 2017, we announced we were implementing a solution to address concerns regarding our TJI® Joists coated with our former Flak Jacket® Protection product. This issue was isolated to Flak Jacket product manufactured after December 1, 2016, and did not affect any of our other products. In first quarter 2018, we received and recorded insurance recoveries of $20 million. During second quarter 2018, we recorded an additional charge of $25 million as a result of additional product remediation expenses, partially offset by $5 million of insurance recoveries. We did not receive any insurance recoveries or record additional charges in third quarter 2018. During the quarter and year-to-date period ended September 30, 2017, we recorded $190 million and $240 million of product remediation charges, respectively. The charges and recoveries are attributable to our Wood Products segment and were recorded in "Charges (recoveries) for product remediation, net" on the Consolidated Statement of Operations.

NOTE 17: OTHER OPERATING COSTS (INCOME), NET

Other operating costs (income), net:

•	includes both recurring and occasional income and expense items and

•	can fluctuate from year to year.

ITEMS INCLUDED IN OTHER OPERATING COSTS (INCOME), NET

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2018	SEPTEMBER 2017	SEPTEMBER 2018	SEPTEMBER 2017
Gain on disposition of nonstrategic assets	$(1)	$(5)	$(4)	$(14)
Foreign exchange losses (gains), net	2	(3)	2	—
Litigation expense, net	10	8	23	14
Other, net(1)	10	(12)	45	2
Total other operating costs (income), net	$21	$(12)	$66	$2

(1)	"Other, net" includes environmental remediation charges. See Note 12: Legal Proceedings, Commitments, and Contingencies for more information.

NOTE 18: INCOME TAXES
As a REIT, we generally are not subject to federal corporate level income taxes on REIT taxable income that is distributed to shareholders. We are required to pay corporate income taxes on earnings of our wholly-owned TRSs, which includes our Wood Products segment and portions of our Timberlands and Real Estate & ENR segments' earnings.

The quarterly provision for income taxes is based on the current estimate of the annual effective tax rate. Our 2018 estimated annual effective tax rate for our TRSs is approximately 25 percent, which is higher than the U.S. domestic statutory federal tax rate primarily due to state income taxes and higher foreign tax rates applicable to foreign earnings.

TAX LEGISLATION

On December 22, 2017, H.R. 1, commonly known as the Tax Cuts and Jobs Act (the "Tax Act"), was enacted. The Tax Act contains significant changes to corporate taxation, including the reduction of the corporate tax rate from 35 percent to 21 percent. As a result of the reduction in the corporate tax rate, we revalued our deferred tax assets and liabilities and recorded a tax expense of $74 million during 2017, which reduced our net deferred tax asset. We were not required to pay a repatriation tax due to the fact that we had no foreign undistributed earnings.

The impact of the Tax Act provisions effective in 2018 is a reduction to our overall estimated annual effective tax rate primarily due to the reduced corporate tax rate.

During first quarter 2018, we adopted ASU 2018-02 which allowed for the reclassification of certain income tax effects related to the Tax Act between accumulated other comprehensive income and retained earnings. Refer to Note 1: Basis of Presentation for further details on this ASU and the related impact on our financial statements.

PENSION CONTRIBUTION TAX ADJUSTMENT

At the end of 2017, we revalued our deferred tax assets (including pension) to the 2018 federal tax rate of 21 percent, as a result of the Tax Act, as discussed above. During third quarter 2018, we announced actions intended to reduce the liabilities of our U.S. qualified pension plan while maintaining the plan’s current funded status and made a decision to contribute $300 million to our U.S. qualified pension plan (refer to Note 8: Pension and Other Postretirement Benefit Plans). We were able to deduct this contribution on our 2017 federal tax return at the 2017 federal tax rate of 35 percent. This resulted in an incremental $41 million tax benefit, for the portion attributable to our TRSs, during third quarter 2018.

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

•	changes in currency exchange rates, particularly the relative value of the U.S. dollar to the yen and the Canadian dollar, and the relative value of the euro to the yen;

•	restrictions on international trade, tariffs imposed on imports of our products and the availability and cost of shipping and transportation; economic activity in Asia, especially Japan and China;

•	performance of our manufacturing operations, including maintenance and capital requirements;

•	potential disruptions in our manufacturing operations;

•	the level of competition from domestic and foreign producers;

•	the successful execution of our internal plans and strategic initiatives, and cost reduction initiatives;

•	raw material availability and prices;

•	the effect of weather;

•	the risk of loss from fires, floods, windstorms, hurricanes, pest infestation and other natural disasters;

•	energy prices;

•	transportation and labor availability and costs;

•	federal tax policies;

•	the effect of forestry, land use, environmental and other governmental regulations;

•	legal proceedings;

•	performance of pension fund investments and related derivatives;

•	the effect of timing of employee retirements and changes in the market price of our common stock on charges for share-based compensation;

•	the accuracy of our estimates of costs and expenses related to contingent liabilities;

•	changes in accounting principles; and

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

RESULTS OF OPERATIONS

In reviewing our results of operations, it is important to understand these terms:

•
Sales realizations for Timberlands and Wood Products refer to net selling prices. This includes selling price plus freight, minus normal sales deductions. Real Estate transactions are presented at the contract sales price before commissions and closing costs, net of any credits.

•	Net contribution to earnings does not include interest expense and income taxes.

ECONOMIC AND MARKET CONDITIONS AFFECTING OUR OPERATIONS

The demand for logs within our Timberlands segment is directly affected by production levels of domestic wood-based building products. The strength of the U.S. housing market strongly affects demand in our Wood Products segment, as does repair and remodeling activity. Our Timberlands segment, specifically the Western region, is also affected by export demand and trade policy. Japanese housing starts are a key driver of export log demand in Japan.
In third quarter 2018, housing starts averaged 1.22 million total units on a seasonally adjusted annual basis according to the U.S. Census Bureau. This was 3 percent below second quarter 2018 which averaged 1.26 million starts on a seasonally adjusted annual basis. Single family units averaged 870 thousand units in the quarter and accounted for 71 percent of total starts, up from 67 percent in first quarter 2018 and unchanged from second quarter 2018. Single family starts year-to-date average from third quarter 2017 to third quarter 2018 increased by 3 percent. Multifamily starts were at 347 thousand, which were 5 percent lower than second quarter 2018, and are up 7 percent compared to third quarter in 2017. We continue to expect improving U.S. housing starts and anticipate a level of approximately 1.28 million units in 2018. We attribute this continued improvement primarily to employment growth, improving consumer confidence and mortgage rates which, while rising, remain affordable on a historic basis.
According to the Joint Center for Housing of Harvard University, the Leading Indicator of Remodeling Activity (LIRA) increased by 7.5 percent on a four quarter moving average basis in third quarter 2018, and is expected to increase to 7.7 percent on the same basis in fourth quarter 2018.
In U.S. wood product markets, prices retreated in third quarter 2018 from peak levels posted in second quarter 2018, as supply issues related to transportation eased and producers maximized output. Demand growth slowed, consistent with performance in the homebuilding segment, as described above. According to Forest Economic Advisors, LLC, North American lumber consumption is expected to grow at a 4 percent rate in 2018. Log markets were consistent with wood products manufacturing, exhibiting slower demand, resulting in weaker market prices for western logs in third quarter 2018. In the south, log supplies kept pace with demand, leaving prices flat from second quarter 2018.
Log inventories in Chinese ports increased 3.7 percent in the latter part of third quarter 2018 as reported by International Wood Markets China Bulletin, which also reported continued good demand for construction lumber from imported logs. Volumes of U.S. log imports for the 8 months year to date are up 15 percent from 2017. In Japan, housing starts for August 2018 were down 3.5 percent from August 2017 while the key Post and Beam segment was 1.3 percent lower in August 2018 compared to August 2017.
We expect demand from China and Japan in 2018 to be similar to demand experienced in 2017.
Our Real Estate & ENR segment is affected by the health of the U.S. economy and especially the U.S. housing sector of the economy. According to the Realtors Land Institute (RLI) of the National Association of Realtors, the dollar volume of rural properties, including timber, grew 4 percent in 2017, while per acre prices were up 3 percent on average. Additionally, RLI expects these trends to continue in 2018.

CONSOLIDATED RESULTS

How We Did Third Quarter 2018 and Year-to-Date 2018

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	SEPTEMBER 2018	SEPTEMBER 2017	2018 VS. 2017	SEPTEMBER 2018	SEPTEMBER 2017	2018 VS. 2017
Net sales	$1,910	$1,872	$38	$5,840	$5,373	$467
Costs of products sold	1,452	1,374	78	4,247	3,982	265
Operating income	337	205	132	1,217	655	562
Net earnings	255	130	125	841	311	530
Earnings per share, basic and diluted	$0.34	$0.17	$0.17	$1.11	$0.41	$0.70

Comparing Third Quarter 2018 with Third Quarter 2017

Net sales

Net sales increased $38 million – 2 percent – primarily attributable to:

•	Wood Products sales to unaffiliated customers increased $47 million – 4 percent – primarily due to increased sales realizations across all product lines except oriented strand board; and

•	Real Estate & ENR sales to unaffiliated customers increased $14 million – 17 percent – primarily due to increased acres sold.

These increases were offset by a $23 million – 5 percent – decrease in Timberlands sales to unaffiliated customers, primarily attributable to the divestiture of our Uruguayan operations in third quarter 2017.

Costs of products sold

Costs of products sold increased $78 million – 6 percent – primarily attributable to the following:

•	Wood Products segment costs of products sold increased $66 million – 7 percent – primarily due to increased log and fiber costs across all product lines in the West and Canada; and

•	Real Estate & ENR segment costs of products sold increased $23 million – 74 percent – primarily due to increased acres sold and higher per acre basis of real estate sold.

These increases were partially offset by a $12 million decrease in Timberlands segment costs of products sold, primarily attributable to the divestiture of our Uruguayan operations in third quarter 2017.

Operating income

Operating income increased $132 million – 64 percent – primarily attributable to:

•	decreased charges of $190 million for product remediation (refer to Note 16: Charges (Recoveries) for Product Remediation, Net); and

•	decreased charges of $14 million for integration and restructuring, closures and asset impairments (refer to Note 15: Charges for Integration and Restructuring, Closures and Asset Impairments).

These increases to operating income were partially offset by the following:

•	decreased consolidated gross margin of $40 million, as described above; and

•	increased expenses of $33 million in other operating income (costs) comprised of many smaller fluctuations such as a $5 million increase in foreign exchange losses.

Net earnings

Net earnings increased $125 million – 96 percent. This was partially attributable to:

•	increased operating income of $132 million, as described above; and

•	decreased interest expense of $5 million (refer to Interest Expense).

These increases were partially offset by a $12 million decrease in income tax benefits (refer to Income Taxes).

Comparing Year-to-Date 2018 with Year-to-Date 2017

Net sales

Net sales increased $467 million – 9 percent – primarily attributable to the following factors:

•	Wood Products sales to unaffiliated customers increased $434 million – 12 percent – primarily due to increased sales realizations across all product lines;

•	Real Estate & ENR sales to unaffiliated customers increased $24 million – 13 percent – primarily attributable to increased acres sold; and

•
Timberlands sales to unaffiliated customers increased $9 million – 1 percent – primarily due to increased Western log sales realizations, offset by decreased revenue resulting from the divestiture of our Uruguayan operations in third quarter 2017.

Costs of products sold

Costs of products sold increased $265 million – 7 percent – primarily attributable to the following:

•	Wood Products segment costs of products sold increased $262 million – 9 percent – primarily due to increased log and fiber costs across all product lines in the West and Canada;

•	Real Estate & ENR segment costs of products sold increased $36 million – 54 percent – primarily attributable to an increase in acres sold;

•	Unallocated costs of products sold increased $19 million – 95 percent – primarily due to an increase in LIFO and intercompany profit elimination; and

•
Timberlands segment costs of products sold increased $4 million – less than 1 percent – primarily due to increased external sourcing costs in Canada and the West, offset by a decrease in costs of products sold from the divestiture of our Uruguayan operations in third quarter 2017.

These increases were partially offset by the elimination of costs of products sold associated with internal sales.

Operating income

Operating income increased $562 million – 86 percent – primarily attributable to:

•	a $240 million decrease in charges for product remediation (refer to Note 16: Charges (Recoveries) for Product Remediation, Net for further details);

•	an increased consolidated gross margin of $202 million, as described above; and

•
a decrease in a noncash pretax impairment charge of $147 million. This impairment was a result of our agreement to sell our Uruguayan operations, as announced during June 2017 (refer to Note 15: Charges for Integration and Restructuring, Closures and Asset Impairments).

These increases were partially offset by a $28 million increase in expenses related to environmental remediation.

Net earnings

Net earnings increased $530 million – 170 percent. This was primarily attributable to:

•	increased operating income of $562 million, as described above; and

•	decreased interest expense, net of capitalized interest of $19 million.

These increases were partially offset by a $49 million increase in income tax expense (refer to Income Taxes).

TIMBERLANDS

How We Did Third Quarter 2018 and Year-to-Date 2018

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2018	SEPTEMBER 2017	2018 VS. 2017	SEPTEMBER 2018	SEPTEMBER 2017	2018 VS. 2017
Net sales to unaffiliated customers:
Delivered logs(1):
West	$238	$221	$17	$766	$673	$93
South	157	155	2	472	451	21
North	25	25	—	70	68	2
Other	9	17	(8)	30	48	(18)
Subtotal delivered logs sales	429	418	11	1,338	1,240	98
Stumpage and pay-as-cut timber	13	23	(10)	39	52	(13)
Uruguay operations(2)	—	23	(23)	—	63	(63)
Recreational and other lease revenue	15	16	(1)	44	45	(1)
Other	11	11	—	34	46	(12)
Subtotal net sales to unaffiliated customers	468	491	(23)	1,455	1,446	9
Intersegment sales:
United States	128	125	3	409	381	28
Other	57	54	3	189	163	26
Subtotal intersegment sales	185	179	6	598	544	54
Total sales	$653	$670	$(17)	$2,053	$1,990	$63
Costs of products sold	$505	$517	$(12)	$1,516	$1,512	$4
Operating income and Net contribution to earnings	$126	$131	$(5)	$476	$267	$209

(1)
The West region includes Washington and Oregon. The South region includes Virginia, North Carolina, South Carolina, Florida, Georgia, Alabama, Mississippi, Louisiana, Arkansas, Texas and Oklahoma. The North region includes West Virginia, Maine, New Hampshire, Vermont, Michigan, Wisconsin and Montana. Other includes our Canadian operations and previously managed Twin Creeks Venture. Our former agreement for the Twin Creeks Venture was terminated in December 2017.

(2)
Includes logs, plywood and hardwood lumber harvested or produced by our former international operations in Uruguay. On June 2nd, 2017, we agreed to sell all of our equity interest in the subsidiaries that collectively own and operate our Uruguayan timberlands and manufacturing operations and recorded a $147 million impairment in operating income within the Timberlands business segment during second quarter 2017. Our Uruguayan operations were divested on September 1, 2017. Refer to Note 4: Operations Divested and Note 15: Charges for Integration and Restructuring, Closures and Asset Impairments for further information.

Comparing Third Quarter 2018 with Third Quarter 2017

Net sales to unaffiliated customers

Net sales to unaffiliated customers decreased $23 million – 5 percent – primarily due to decreased revenue resulting from the sale of our Uruguayan operations in third quarter 2017.
Intersegment sales

Intersegment sales increased $6 million – 3 percent – primarily due to increases in Western log prices.

Costs of products sold

Costs of products sold decreased $12 million – 2 percent – primarily due to the following:

•	a $21 million decrease in costs of products sold resulting from the sale of our Uruguayan operations in third quarter 2017; and

•	a $17 million decrease in costs of products sold resulting from the termination of our management agreement for the Twin Creeks Venture in fourth quarter 2017.

These decreases in costs of products sold were partially offset by a $20 million increase primarily due to higher external sourcing costs in the West.

Operating income and Net contribution to earnings

Operating income and Net contribution to earnings decreased $5 million – 4 percent – primarily attributable to the changes in net sales and costs of products sold as explained above.

Comparing Year-to-Date 2018 with Year-to-Date 2017

Net sales to unaffiliated customers

Net sales to unaffiliated customers increased $9 million – 1 percent – primarily due to:

•	a $93 million increase in Western log sales attributable to a 20 percent increase in Western log prices, partially offset by a 5 percent decrease in Western delivered log sales volumes.
This increase was partially offset by the following:

•	a $63 million decrease in revenue from our Uruguayan operations, which were divested in third quarter 2017;

•	an $18 million decrease in Other delivered log sales primarily resulting from the termination of our management agreement for the Twin Creeks Venture in fourth quarter 2017; and

•	a $13 million decrease in Stumpage and pay-as-cut timber sales.

Intersegment sales

Intersegment sales increased $54 million – 10 percent – primarily due to increases in Western and Canada log prices, consistent with third party sales discussed above.

Costs of products sold

Costs of products sold increased $4 million – less than 1 percent – primarily due to:

•	a $72 million increase in costs of products sold primarily attributable to external sourcing costs in the West as a result of increased log prices;

•	a $20 million increase in costs of products sold in Canada, primarily due to a 5 percent increase in sales volume and increased sourcing costs; and

•	a $19 million increase in costs of products sold in the South, primarily due to a 4 percent increase in log sales volumes.

These increases were partially offset by:

•	a $70 million decrease in costs of products sold from our Uruguayan operations, which were divested in third quarter 2017; and

•	a $40 million decrease in costs of products sold resulting from the termination of our management agreement for the Twin Creeks Venture in fourth quarter 2017.

Operating income and Net contribution to earnings

Operating income and Net contribution to earnings increased $209 million – 78 percent – primarily attributable to:

•
a decrease in a noncash pretax impairment charge of $147 million. This impairment was a result of our agreement to sell our Uruguayan operations, as announced during June 2017 (refer to Note 15: Charges for Integration, Restructuring, Closures and Asset Impairments); and

•	increased gross margin of $59 million, as discussed above.

THIRD-PARTY LOG SALES VOLUMES AND FEE HARVEST VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS(1)(2)	SEPTEMBER 2018	SEPTEMBER 2017	2018 VS. 2017	SEPTEMBER 2018	SEPTEMBER 2017	2018 VS. 2017
Third party log sales – tons:
West	1,897	1,910	(13)	5,900	6,210	(310)
South	4,521	4,527	(6)	13,591	13,105	486
North	414	428	(14)	1,131	1,135	(4)
Other	154	424	(270)	552	1,226	(674)
Total (3)	6,986	7,289	(303)	21,174	21,676	(502)
Fee harvest volumes – tons:
West	2,305	2,230	75	7,108	7,539	(431)
South	6,478	6,953	(475)	19,859	19,799	60
North	537	565	(28)	1,509	1,570	(61)
Other	—	569	(569)	—	1,384	(1,384)
Total (3)	9,320	10,317	(997)	28,476	30,292	(1,816)

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

REAL ESTATE, ENERGY AND NATURAL RESOURCES

How We Did Third Quarter 2018 and Year-to-Date 2018

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2018	SEPTEMBER 2017	2018 VS. 2017	SEPTEMBER 2018	SEPTEMBER 2017	2018 VS. 2017
Net sales:
Real estate	$76	$64	$12	$148	$128	$20
Energy and natural resources	20	18	2	57	53	4
Total	$96	$82	$14	$205	$181	$24
Costs of products sold	$54	$31	$23	$103	$67	$36
Operating income and Net contribution to earnings	$36	$47	$(11)	$83	$96	$(13)

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

Comparing Third Quarter 2018 with Third Quarter 2017

Net sales

Net sales increased $14 million – 17 percent – primarily attributable to an increase in acres sold, partially offset by a decrease in the average price per acre sold.

Costs of products sold
Costs of products sold increased $23 million – 74 percent – primarily attributable to an increase in acres sold, as discussed above, as well as a higher per acre basis of real estate sold.

Net contribution to earnings

Net contribution to earnings decreased $11 million – 23 percent – primarily attributable to decreased gross margin, as discussed above.

Comparing Year-to-Date 2018 with Year-to-Date 2017

Net sales

Net sales increased $24 million – 13 percent – primarily attributable to an increase in acres sold, partially offset by a decrease in the average price per acre sold.

Costs of products sold

Costs of products sold increased $36 million – 54 percent – primarily attributable to an increase in acres sold.

Net contribution to earnings

Net contribution to earnings decreased $13 million – 14 percent – primarily attributable to decreased gross margin, as discussed above.

REAL ESTATE SALES STATISTICS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
	SEPTEMBER 2018	SEPTEMBER 2017	2018 VS. 2017	SEPTEMBER 2018	SEPTEMBER 2017	2018 VS. 2017
Acres sold	61,681	35,749	25,932	99,742	59,009	40,733
Average price per acre	$1,209	$1,784	$(575)	$1,452	$2,081	$(629)

WOOD PRODUCTS

How We Did Third Quarter 2018 and Year-to-Date 2018

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2018	SEPTEMBER 2017	2018 VS. 2017	SEPTEMBER 2018	SEPTEMBER 2017	2018 VS. 2017
Net sales:
Structural lumber	$581	$525	$56	$1,831	$1,541	$290
Engineered solid section	132	131	1	400	378	22
Engineered I-joists	91	93	(2)	261	251	10
Oriented strand board	215	243	(28)	724	671	53
Softwood plywood	53	45	8	158	136	22
Medium density fiberboard	48	48	—	138	146	(8)
Complementary building products	152	146	6	449	417	32
Other products produced	74	68	6	219	206	13
Total	$1,346	$1,299	$47	$4,180	$3,746	$434
Costs of products sold	$1,071	$1,005	$66	$3,195	$2,933	$262
Operating income and Net contribution to earnings	$213	$40	$173	$812	$389	$423

Comparing Third Quarter 2018 with Third Quarter 2017

Net sales

Net sales increased $47 million – 4 percent – primarily due to:

•	a $56 million increase in structural lumber sales, attributable to a 14 percent increase in average sales realizations and a 1 percent increase in sales volumes;

•	an $8 million increase in softwood plywood sales, attributable to a 14 percent increase in average sales realizations offset by a 10 percent decrease in sales volumes;

•	a $6 million increase in complementary building products sales due to higher market demand; and

•	a $6 million increase in other products produced sales due to higher sawmill production.

These increases were partially offset by a $28 million decrease in oriented strand board sales attributable to a 10 percent decrease in sales volumes, partially offset by a 2 percent increase in average sales realizations.

Costs of products sold

Costs of products sold increased $66 million – 7 percent – primarily due to increased log costs in the West and Canada.

Operating income and Net contribution to earnings

Operating income and Net contribution to earnings increased $173 million – 433 percent – primarily attributable to $190 million of decreased net charges for product remediation (refer to Note 16: Charges (Recoveries) for Product Remediation, Net).
This was offset by a decrease in gross margin of $19 million, as discussed above.

Comparing Year-to-Date 2018 with Year-to-Date 2017

Net sales

Net sales increased $434 million – 12 percent – primarily due to:

•	a $290 million increase in structural lumber sales attributable to an 18 percent increase in average sale realizations and a 1 percent increase in sales volumes;

•	a $53 million increase in oriented strand board sales attributable to a 14 percent increase in average sales realizations, partially offset by a 5 percent decrease in sales volumes;

•	a $32 million increase in complementary building products sales due to higher market demand;

•	a $22 million increase in engineered solid section sales attributable to a 9 percent increase in average sales realizations, partially offset by a 6 percent decrease in sales volumes;

•	a $22 million increase in softwood plywood sales attributable to a 17 percent increase in average sales realizations, partially offset by a 1 percent decrease in sales volumes;

•	a $10 million increase in engineered i-joists sales attributable to an 8 percent increase in average sales realizations, partially offset by a 4 percent decrease in sales volumes.

Costs of products sold

Costs of products sold increased $262 million – 9 percent – primarily due to increased log costs in the West and Canada.

Operating income and Net contribution to earnings

Operating income and Net contribution to earnings increased $423 million – 109 percent – primarily attributable to:

•	$240 million decreased charges for product remediation (refer to Note 16: Charges (Recoveries) for Product Remediation, Net for further details); and

•	increased gross margin of $172 million, as discussed above.

THIRD-PARTY SALES VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS(1)	SEPTEMBER 2018	SEPTEMBER 2017	2018 VS. 2017	SEPTEMBER 2018	SEPTEMBER 2017	2018 VS. 2017
Structural lumber – board feet	1,184	1,172	12	3,585	3,548	37
Engineered solid section – cubic feet	6.0	6.4	(0.4)	18.6	19.2	(0.6)
Engineered I-joists – lineal feet	54	60	(6)	160	166	(6)
Oriented strand board – square feet (3/8”)	669	741	(72)	2,162	2,274	(112)
Softwood plywood – square feet (3/8”)	122	117	5	355	358	(3)
Medium density fiberboard – square feet (3/4”)	59	58	1	165	177	(12)

(1)	Sales volumes include sales of internally produced products and products purchased for resale primarily through our distribution business.

PRODUCTION AND OUTSIDE PURCHASE VOLUMES

Outside purchase volumes are primarily purchased for resale through our distribution business. Production volumes are produced for sale through our own sales organizations and through our distribution business. Production of oriented strand board and engineered solid section are also used to manufacture engineered I-joists.

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS	SEPTEMBER 2018	SEPTEMBER 2017	2018 VS. 2017	SEPTEMBER 2018	SEPTEMBER 2017	2018 VS. 2017
Structural lumber – board feet:
Production	1,106	1,093	13	3,446	3,391	55
Outside purchase	55	52	3	151	152	(1)
Total	1,161	1,145	16	3,597	3,543	54
Engineered solid section – cubic feet:
Production	6.3	6.4	(0.1)	19	19.3	(0.3)
Outside purchase	0.2	0.4	(0.2)	1.3	1.4	(0.1)
Total	6.5	6.8	(0.3)	20.3	20.7	(0.4)
Engineered I-joists – lineal feet:
Production	46	58	(12)	154	161	(7)
Outside purchase	4	6	(2)	11	12	(1)
Total	50	64	(14)	165	173	(8)
Oriented strand board – square feet (3/8”):
Production	665	744	(79)	2,146	2,256	(110)
Outside purchase	82	105	(23)	292	309	(17)
Total	747	849	(102)	2,438	2,565	(127)
Softwood plywood – square feet (3/8”):
Production	106	88	18	308	284	24
Outside purchase	19	21	(2)	59	62	(3)
Total	125	109	16	367	346	21
Medium density fiberboard – square feet (3/4"):
Production	61	63	(2)	168	182	(14)
Total	61	63	(2)	168	182	(14)

UNALLOCATED ITEMS

Unallocated Items are gains or charges not related to or allocated to an individual operating segment. They include a portion of items such as share-based compensation, pension and postretirement costs, foreign exchange transaction gains and losses, and the elimination of intersegment profit in inventory and LIFO.

NET CONTRIBUTION TO EARNINGS – UNALLOCATED ITEMS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2018	SEPTEMBER 2017	2018 VS. 2017	SEPTEMBER 2018	SEPTEMBER 2017	2018 VS. 2017
Unallocated corporate function and variable compensation expense	$(19)	$(19)	$—	$(56)	$(55)	$(1)
Liability classified share-based compensation	4	(1)	5	2	(7)	9
Foreign exchange gain (loss)	(2)	3	(5)	(2)	—	(2)
Elimination of intersegment profit in inventory and LIFO	—	3	(3)	(18)	(6)	(12)
Charges for integration and restructuring, closures and asset impairments	—	(6)	6	—	(20)	20
Other	(21)	8	(29)	(80)	(8)	(72)
Operating income (loss)	(38)	(12)	(26)	(154)	(96)	(58)
Non-operating pension and other postretirement benefit costs	(17)	(16)	(1)	(54)	(46)	(8)
Interest income and other	13	11	2	36	29	7
Net contribution to earnings	$(42)	$(17)	$(25)	$(172)	$(113)	$(59)

Comparing Third Quarter 2018 with Third Quarter 2017

The $25 million decrease in Net contribution to earnings from Unallocated Items was due to:

•	a $12 million increase in legal and environmental charges;

•	a $5 million increase in net foreign exchange losses; and

•	a $3 million increase in charges for elimination of intersegment profit in inventory and LIFO due to increased lumber and log inventory quantities.

Comparing Year-to-Date 2018 with Year-to-Date 2017

The $59 million decrease in Net contribution to earnings from Unallocated Items was primarily related to:

•	a $28 million increase in charges during first quarter 2018 for environmental remediation (refer to Note 12: Legal Proceedings, Commitments and Contingencies);

•
a $30 million change in legal charges, primarily related to insurance recoveries received during year-to-date 2017, which resulted in a net credit of $20 million. No similar recoveries have been received during year-to-date 2018;

•	a $12 million increase in charges for elimination of intersegment profit in inventory and LIFO due to to increased lumber and log inventory quantities; and

•
an $8 million of increased charges for non-operating pension and other postretirement benefit costs primarily due to decreased expected return on plan assets (refer to Note 8: Pension and Other Postretirement Benefit Plans).

These increased charges were partially offset by $20 million decreased charges related to our merger with Plum Creek (refer to Note 15: Charges for Integration and Restructuring, Closures and Asset Impairments for further details).

INTEREST EXPENSE

Our interest expense, net of capitalized interest incurred, was:

•	$93 million for the third quarter 2018 and $278 million year-to-date 2018; and

•	$98 million for the third quarter 2017 and $297 million year-to-date 2017.

Interest expense decreased by $5 million compared to third quarter 2017 and $19 million compared to year-to-date 2017 primarily due to a decrease in the average outstanding debt balance in 2018 compared to 2017.

INCOME TAXES

Our provision for income taxes was:

•	$15 million benefit for the third quarter 2018 and $80 million expense year-to-date 2018; and

•	$27 million benefit for the third quarter 2017 and $31 million expense year-to-date 2017.
Our provision for income taxes is primarily driven by earnings generated by our TRSs. At the end of 2017, we revalued our deferred tax assets (including pension) to the 2018 federal tax rate of 21 percent, as a result of the Tax Act. During third quarter 2018, we announced actions intended to reduce the liabilities of our U.S. qualified pension plan while maintaining the plan’s current funded status and made a decision to contribute $300 million to our U.S. qualified pension plan (refer to Note 8: Pension and Other Postretirement Benefit Plans). We were able to deduct this contribution on our 2017 federal tax return at the 2017 federal tax rate of 35 percent. This resulted in an incremental $41 million tax benefit, for the portion attributable to our TRSs, during third quarter 2018. In third quarter 2017, we recognized a tax benefit related to charges for product remediation. Overall performance results for our business segments can be found in Consolidated Results.

Refer to Note 16: Charges (Recoveries) for Product Remediation, Net and Note 18: Income Taxes for additional information.

LIQUIDITY AND CAPITAL RESOURCES

We are committed to maintaining an appropriate capital structure that enables us to protect the interests of our shareholders and lenders and maintain access to all major financial markets.

CASH FROM OPERATIONS

Consolidated net cash provided by our operations was:

•	$820 million for year-to-date 2018; and

•	$847 million for year-to-date 2017.

Net cash from operations decreased $27 million, primarily due our $300 million contribution to our U.S. qualified pension plan in third quarter 2018 (refer to Note 8: Pension and Other Postretirement Benefit Plans for further details). This cash outflow was offset in part by:

•	increased cash flows generated from our businesses, excluding working capital changes, of $212 million;

•	a decrease in cash paid for income taxes of $49 million; and

•	a decrease in cash paid for interest of $30 million.

CASH FROM (USED IN) INVESTING ACTIVITIES

Consolidated net cash used in and provided by investing activities was:

•	$264 million used in investing activities for year-to-date 2018; and

•	$192 million provided by investing activities for year-to-date 2017.

Net cash used in investing activities increased $456 million, primarily due to:

•
a $421 million decrease in proceeds received from the sale of assets and operations, which is primarily due to $403 million in proceeds received from the sale of our Uruguay operations in third quarter 2017; and

•	a net $24 million increase in cash used for capital expenditures.

Summary of Capital Spending by Business Segment

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2018	SEPTEMBER 2017
Timberlands	$82	$79
Real Estate & ENR	—	2
Wood Products	199	176
Unallocated Items	2	2
Total	$283	$259

We expect our net capital expenditures for 2018 to be $420 million, which is comparable to 2017 capital spending. The amount we spend on capital expenditures could change.

CASH USED IN FINANCING ACTIVITIES

Consolidated net cash used in financing activities was:

•	$1,032 million for year-to-date 2018; and

•	$1,218 million for year-to-date 2017.

Net cash used in financing activities decreased $186 million primarily due to a $769 million decrease in cash used for payments on long-term debt. This decrease was partially offset by:

•	a $273 million increase in cash used for repurchases of common shares;

•	a $225 million decrease in proceeds from the issuance of long-term debt;

•	a $42 million increase in cash dividends paid on common shares; and

•	a $37 million decrease in proceeds from exercise of stock options.

Lines of Credit

During March 2017, we entered into a $1.5 billion five-year senior unsecured revolving credit facility that expires in March 2022. This replaces a $1 billion senior unsecured revolving credit facility. As of September 30, 2018, there were no borrowings outstanding.

Refer to Note 10: Long-Term Debt and Lines of Credit for further information.

Long-term Debt

During first quarter 2018, we paid our $62 million 7.00 percent debenture at maturity.

Refer to Note 10: Long-Term Debt and Lines of Credit for further information.

Debt Covenants

As of September 30, 2018, Weyerhaeuser Company was in compliance with its debt covenants. There have been no significant changes during third quarter 2018 to the debt covenants presented in our 2017 Annual Report on Form 10-K for our existing long-term debt instruments.

Option Exercises

We received cash proceeds from the exercise of stock options of:

•	$52 million in year-to-date 2018; and

•	$89 million in year-to-date 2017.

Our average stock price was $35.53 and $33.01 for year-to-date 2018 and 2017, respectively.

Dividend Payments

We paid cash dividends on common shares of:

•	$741 million in year-to-date 2018; and

•	$699 million in year-to-date 2017.

The increase in dividends paid is primarily due to increases in our quarterly dividend per share from 31 cents per share in first quarter 2017 to 32 cents per share in fourth quarter 2017 and to 34 cents per share in third quarter 2018.

Share Repurchases

We repurchased 8,585,844 shares for $291 million (including transaction fees) during the year-to-date period ended September 30, 2018, under the 2016 Share Repurchase Authorization. We did not repurchase shares during the year-to-date period ended September 30, 2017. There were $18 million of unsettled repurchases as of September 30, 2018 and no unsettled repurchases as of December 31, 2017. Refer to Note 5: Net Earnings Per Share and Share Repurchases for further information.

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

ADJUSTED EBITDA BY SEGMENT

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2018	SEPTEMBER 2017	2018 VS. 2017	SEPTEMBER 2018	SEPTEMBER 2017	2018 VS. 2017
Adjusted EBITDA by Segment:
Timberlands	$206	$220	$(14)	$714	$684	$30
Real Estate & ENR	86	74	12	174	154	20
Wood Products	250	278	(28)	921	759	162
	542	572	(30)	1,809	1,597	212
Unallocated Items	(37)	(3)	(34)	(123)	(68)	(55)
Adjusted EBITDA	$505	$569	$(64)	$1,686	$1,529	$157

We reconcile Adjusted EBITDA by segment to "Net earnings" for the consolidated company and to "Operating income" for the business segments, as those are the most directly comparable U.S. GAAP measures for each. The table below reconciles Adjusted EBITDA for the quarter ended September 30, 2018:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$255
Interest expense, net of capitalized interest					93
Income taxes(1)					(15)
Net contribution to earnings	$126	$36	$213	$(42)	$333
Non-operating pension and other postretirement benefit cost	—	—	—	17	17
Interest income and other	—	—	—	(13)	(13)
Operating income (loss)	126	36	213	(38)	337
Depreciation, depletion and amortization	80	4	37	1	122
Basis of real estate sold	—	46	—	—	46
Unallocated pension service costs	—	—	—	—	—
Adjusted EBITDA	$206	$86	$250	$(37)	$505

(1) After tax special items included a $41 million tax benefit related to our $300 million pension contribution. There were no pretax special items in third quarter 2018.

The table below reconciles Adjusted EBITDA for the quarter ended September 30, 2017:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$130
Interest expense, net of capitalized interest					98
Income taxes					(27)
Net contribution to earnings	$131	$47	$40	$(17)	$201
Non-operating pension and other postretirement benefit cost	—	—	—	16	16
Interest income and other	—	(1)	—	(11)	(12)
Operating income (loss)	131	46	40	(12)	205
Depreciation, depletion and amortization	89	4	37	2	132
Basis of real estate sold	—	24	—	—	24
Unallocated pension service costs	—	—	—	1	1
Special items(1)(2)	—	—	201	6	207
Adjusted EBITDA	$220	$74	$278	$(3)	$569

(1)
Special items attributable to Wood Products includes: $190 million of product remediation charges, a $6 million restructuring, impairments and other charges and $5 million of retroactive and prospective countervailing and antidumping duties.

(2)	Special items attributable to Unallocated Items include $6 million of Plum Creek merger-related costs.

The table below reconciles Adjusted EBITDA for the year-to-date period ended September 30, 2018:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$841
Interest expense, net of capitalized interest					278
Income taxes(1)					80
Net contribution to earnings	$476	$83	$812	$(172)	$1,199
Non-operating pension and other postretirement benefit cost	—	—	—	54	54
Interest income and other	—	—	—	(36)	(36)
Operating income (loss)	476	83	812	(154)	1,217
Depreciation, depletion and amortization	238	11	109	3	361
Basis of real estate sold	—	80	—	—	80
Unallocated pension service costs	—	—	—	—	—
Special items(2)	—	—	—	28	28
Adjusted EBITDA	$714	$174	$921	$(123)	$1,686

(1)	After tax special items included a $41 million tax benefit related to our $300 million pension contribution.

(2)	Pretax special items include: $25 million product remediation insurance recoveries; $25 million product remediation charges; and $28 million of environmental remediation expense.

The table below reconciles Adjusted EBITDA for the year-to-date period ended September 30, 2017:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$311
Interest expense, net of capitalized interest					297
Income taxes					31
Net contribution to earnings	$267	$96	$389	$(113)	$639
Non-operating pension and other postretirement benefit cost	—	—	—	46	46
Interest income and other	—	(1)	—	(29)	(30)
Operating income (loss)	267	95	389	(96)	655
Depreciation, depletion and amortization	270	11	108	5	394
Basis of real estate sold	—	48	—	—	48
Unallocated pension service costs	—	—	—	3	3
Special items(1)(2)(3)	147	—	262	20	429
Adjusted EBITDA	$684	$154	$759	$(68)	$1,529

(1)	Special items attributable to Timberlands include $147 million of impairment charges related to our Uruguayan operations.

(2)
Special items attributable to Wood Products includes: $240 million product remediation charges, $16 million of retroactive and prospective countervailing and antidumping duties and a $6 million restructuring, impairments and other charges.

(3)	Special items attributable to Unallocated Items include $20 million of Plum Creek merger-related costs.

CRITICAL ACCOUNTING POLICIES

There have been no significant changes during third quarter 2018 to our critical accounting policies presented in our 2017 Annual Report on Form 10-K.

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

SUMMARY OF LONG-TERM INDEBTEDNESS PRINCIPAL OBLIGATIONS AS OF SEPTEMBER 30, 2018

DOLLAR AMOUNTS IN MILLIONS
	2018	2019	2020	2021	2022	THEREAFTER	TOTAL	FAIR VALUE
Fixed-rate debt(1)(2)	$—	$500	$—	$719	$—	$4,450	$5,669	$6,378
Average interest rate	—%	7.38%	—%	5.57%	—%	6.39%	6.37%	N/A
Variable-rate debt(1)(2)	$—	$—	$—	$—	$—	$225	$225	$225
Average interest rate	—%	—%	—%	—%	—%	3.84%	3.84%	N/A

(1)	Excludes $27 million of unamortized discounts, capitalized debt expense and fair value step-up (related to Plum Creek merger).

(2)
Does not include nonrecourse debt held by our Variable Interest Entities (VIEs). See Note 7: Special-Purpose Entities in the Notes to Consolidated Financial Statements for further information on our VIEs and the related nonrecourse debt.

CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The company’s principal executive officer and principal financial officer have concluded that the company’s disclosure controls and procedures were effective as of September 30, 2018, based on an evaluation of the company’s disclosure controls and procedures as of that date.

CHANGES IN INTERNAL CONTROLS

No changes occurred in the company’s internal control over financial reporting during third quarter and year-to-date 2018 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

LEGAL PROCEEDINGS

Refer to Note 12: Legal Proceedings, Commitments and Contingencies.

RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our 2017 Annual Report on Form 10-K.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases of common stock made by the company during third quarter 2018:

COMMON SHARE REPURCHASES DURING THIRD QUARTER	TOTAL NUMBER OF SHARES (OR UNITS) PURCHASED	AVERAGE PRICE PAID PER SHARE (OR UNIT)	TOTAL NUMBER OF SHARES (OR UNITS) PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	MAXIMUM NUMBER (OR APPROXIMATE DOLLAR VALUE) OF SHARES (OR UNITS) THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS
July 1 – July 31	2,742,118	$34.63	2,742,118	$404,943,899
August 1 – August 31	1,330,428	33.98	1,330,428	359,736,859
September 1 – September 30	4,510,698	33.28	4,510,698	209,612,429
Total repurchases during third quarter	8,583,244	$33.82	8,583,244	$209,612,429

During third quarter 2018, we repurchased 8,583,244 shares of common stock for $290 million (including transaction fees) under the 2016 Share Repurchase Authorization. The 2016 Share Repurchase Authorization was approved and announced in November 2015 by our Board of Directors and authorized management to repurchase up to $2.5 billion of outstanding shares. Transaction fees incurred for repurchases are not counted as use of funds authorized for repurchase under the 2016 Share Repurchase Authorization. All common share purchases under the share repurchase program are to be made in open-market transactions. As of September 30, 2018 we had remaining authorization of $210 million for future stock repurchases.

DEFAULTS UPON SENIOR SECURITIES

None.

MINE SAFETY DISCLOSURES

Not applicable.

OTHER INFORMATION

None.

EXHIBITS

3.1	Weyerhaeuser Company Amended and Restated Bylaws, as amended through August 23, 2018.

10.1	Severance Agreement between Weyerhaeuser Company and Devin W. Stockfish effective January 1, 2019.

10.2	Retention Agreement between Weyerhaeuser Company and Russell S. Hagen dated as of August 24, 2018.

10.3	Restricted Stock Unit Agreement between Weyerhaeuser Company and Adrian M. Blocker dated as of August 24, 2018.

31	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYERHAEUSER COMPANY
Date:	October 26, 2018

By:	/s/ Jeanne M. Hillman
Jeanne M. Hillman
Vice President and Chief Accounting Officer
(Principal Accounting Officer)