Form 10-K
period 2018-12-31
WEYERHAEUSER CO
filed 2019-02-15
CIK 106535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☒  Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐
   Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes    ☒  No
As of June 30, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $28.0 billion based on the closing sale price as reported on the New York Stock Exchange Composite Price Transactions.
As of February 4, 2019, 746,524 thousand shares of the registrant’s common stock ($1.25 par value) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Notice of 2019 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held May 17, 2019, are incorporated by reference into Part II and III.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K

OUR BUSINESS
We are one of the world's largest private owners of timberlands. We own or control 12.2 million acres of timberlands in the U.S. and manage an additional 14.0 million acres of timberlands under long-term licenses in Canada. We manage these timberlands on a sustainable basis in compliance with internationally recognized forestry standards. Our objective is to maximize the long-term value of timberlands we own. We analyze each timberland acre comprehensively to understand its highest-value use. We realize this value in many ways, particularly through growing and harvesting the trees, but also by selling properties when we can create incremental value. In addition, we focus on opportunities to realize value for oil and natural gas production, construction aggregates and mineral extraction, wind and solar power, communication tower leases and transportation rights of way that exist in our ownership.
We are also one of the largest manufacturers of wood products in North America. We manufacture and distribute high-quality wood products, including structural lumber, oriented strand board (OSB), engineered wood products and other specialty products. These products are primarily supplied to the residential, multi-family, industrial, light commercial and repair and remodel markets. We operate 35 manufacturing facilities in the United States and Canada.
Our company is a real estate investment trust (REIT).
Sustainability and citizenship are part of our core values. In addition to practicing sustainable forestry, we focus on increasing energy and resource efficiency, reducing greenhouse gas emissions, reducing water consumption, conserving natural resources and offering sustainable products that meet our customers' needs. We operate with world class safety results, actively support the communities in which we operate and strive to communicate transparently with our investors and other stakeholders. We are the only North American forest products company included on the Dow Jones Sustainability North America Index, and we also are recognized for our leading performance in the areas of ethics, citizenship and gender equality.
In 2018, we generated $7.5 billion in net sales and employed approximately 9,300 people who serve customers worldwide.
This portion of our Annual Report on Form 10-K provides detailed information about who we are, what we do and where we are headed. Unless otherwise specified, current information reported in this Form 10-K is as of or for the fiscal year ended December 31, 2018.
We break out financial information such as revenues, earnings and assets by the business segments that form our company. We also discuss the development of our company and the geographic areas where we do business.
Throughout this Form 10-K, unless specified otherwise, references to “we,” “our,” “us” and “the company” refer to the consolidated company.

WE CAN TELL YOU MORE
AVAILABLE INFORMATION
We meet the information-reporting requirements of the Securities Exchange Act of 1934 by filing periodic reports (annual reports on Form 10-K, quarterly reports on Form 10-Q), current reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission (SEC). These reports and statements — information about our company’s business, financial results and other matters — and amendments to these reports and statements are available at:

•	the SEC website — www.sec.gov;

•	the SEC’s Public Conference Room, 100 F St. N.E., Washington, D.C., 20549, (800) SEC-0330; and

•	our website (free of charge) — www.weyerhaeuser.com.
When we file the information electronically with the SEC, it also is posted to our website.

WHO WE ARE
We were incorporated as Weyerhaeuser Timber Company in the state of Washington in January 1900, when Frederick Weyerhaeuser and 15 partners bought 900,000 acres of timberland. Today, we are working to be the world's premier timber, land, and forest products company for our shareholders, customers and employees.

REAL ESTATE INVESTMENT TRUST (REIT) ELECTION
Starting with our 2010 fiscal year, we elected to be taxed as a REIT. REIT income can be distributed to shareholders without first paying corporate level tax, substantially eliminating the double taxation on income. We expect to derive most of our REIT income from our timberlands, including gains from the sales of our standing timber and rent from recreational leases. We continue to be required to pay federal corporate income taxes on earnings of our Taxable REIT Subsidiary (TRS), which includes our Wood Products segment and a portion of our Timberlands and Real Estate, Energy and Natural Resources segments.

OUR BUSINESS SEGMENTS
In the Consolidated Results section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, you will find our overall performance results for our business segments, which are as follows:

•	Timberlands;

•	Real Estate, Energy and Natural Resources (Real Estate & ENR); and

•	Wood Products.
Detailed financial information about our business segments and our geographic locations is provided in Note 2: Business Segments and Note 22: Geographic Areas in the Notes to Consolidated Financial Statements.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 1

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
Our business segments’ competitive strategies are as follows:

•	Timberlands — Deliver maximum timber value from every acre we own or manage.

•	Real Estate & ENR — Deliver premiums to timberland value by identifying and monetizing higher and better use lands and capturing the full value of surface and subsurface assets.

•
Wood Products — Manufacture high-quality lumber, structural panels, and engineered wood products, as well as deliver complementary building products for residential, multi-family, industrial and light commercial applications at competitive costs.

OUR EMPLOYEES
We have approximately 9,300 employees. Of these employees, approximately 2,500 are members of unions covered by multi-year collective-bargaining agreements. More information about these agreements is provided in Note 10: Pension and Other Postretirement Benefit Plans in the Notes to Consolidated Financial Statements.

WHAT WE DO
This section provides information about how we:

•	grow and harvest trees,

•	maximize the value of every acre we own and

•	manufacture and sell wood products.
For each of our business segments, we provide details about what we do, where we do it, how much we sell and where we are headed.

TIMBERLANDS
Our Timberlands segment manages 12.2 million acres of private commercial timberlands in the U.S. We own 11.4 million of those acres and control the remaining acres through long-term contracts. In addition, we have renewable, long-term licenses on 14.0 million acres of Canadian timberlands. The tables presented in this section include data from this segment's business units as of the end of 2018.
WHAT WE DO
Forestry Management
Our Timberlands segment:

•
plants seedlings to reforest harvested areas using the most effective regeneration method for the site and species (natural regeneration is employed and managed in parts of Canada and the northern U.S.);

•	manages our timberlands as the trees grow to maturity;

•	harvests trees to be converted into lumber, wood products, pellets, pulp and paper;

•	manages the health of our forests to sustainably maximize harvest volumes, minimize risks, and protect unique environmental, cultural, historical and recreational value; and

•	offers recreational access.
We seek to maximize the returns from our timberlands by selling delivered logs and through stumpage sales to both internal and external customers. We leverage our expertise in forestry and use intensive silviculture to improve forest productivity and returns while managing our forests on a sustainable basis. We use our scale, infrastructure and supply chain expertise to deliver reliable and consistent supply to our customers.
Competitive factors within each of our market areas generally include price, species, grade, quality, proximity to wood consuming facilities and the ability to consistently meet customer requirements. We compete in the marketplace through our ability to provide customers with a consistent and reliable supply of high-quality logs at scale volumes and competitive prices. Our customers also value our status as a Sustainable Forestry Initiative® (SFI) certified supplier.
Sustainable Forestry Practices
We manage our forests intensively to maximize the value of every acre and produce a sustainable supply of wood fiber for our customers. At the same time, we are careful to protect biological diversity, water quality and other ecosystem values. Our working forests also provide unique environmental, cultural, historical and recreational value. We work hard to protect these and other qualities, while still managing our forests to produce financially mature timber. We follow regulatory requirements, voluntary standards and certify 100 percent of our North American timberlands under the SFI Forest Management Standard.
Canadian Forestry Operations
In Canada, we manage timberlands under long-term licenses that provide the primary source of the raw material for our manufacturing facilities in various provinces. When we harvest trees, we pay the provinces at stumpage rates set by the government. We transfer logs to our

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 2

manufacturing facilities at cost and do not generate any significant profit in the Timberlands segment from the harvest of timber from the licensed acres in Canada.
Timberlands Products

PRODUCTS	HOW THEY’RE USED
Delivered logs: • Grade logs • Fiber logs
Grade logs are made into lumber, plywood, veneer and other products used in residential homes, commercial structures, furniture, industrial and decorative applications. Fiber logs are sold to pulp, paper, and oriented strand board mills to make products used for printing, writing, packaging, homebuilding and consumer products, as well as into renewable energy and pellets.

Timber	Standing timber is sold to third parties through stumpage sales.
Recreational leases	Timberlands are leased or permitted for recreational purposes.
Other products	Seed and seedlings grown in the U.S and chips. We previously produced plywood at our mill in Uruguay (1).

(1) Our Uruguayan operations were divested on September 1, 2017. Refer to Note 4: Discontinued Operations and Other Divestitures in the Notes to Consolidated Financial Statements for further information on this divestiture.

HOW WE MEASURE OUR PRODUCT
We use multiple units of measure when transacting business including:

•	Thousand board feet (MBF) — used in the West to measure the expected lumber recovery from a tree or log; and

•	Green tons (GT) — used in the South to measure weight; factors used for conversion to product volume can vary by species, size, location and season.
We report Timberlands volumes in ton equivalents.
WHERE WE DO IT
We sustainably manage timberlands in twenty states. This includes owned or contracted acres in the following locations:

•	2.9 million acres in the western U.S. (Oregon and Washington);

•	6.9 million acres in the southern U.S. (Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, Oklahoma, South Carolina, Texas and Virginia); and

•	2.4 million acres in the northern U.S. (Maine, Michigan, Montana, New Hampshire, Vermont, West Virginia and Wisconsin).
In Canada, we manage timberlands under long-term licenses that provide raw material for our manufacturing facilities. These licenses are in Alberta, British Columbia, Ontario (license is managed by partnership) and Saskatchewan (license is managed by partnership).
Our total timber inventory — including timber on owned and contracted land— is approximately 626 million tons. The amount of timber inventory does not translate into an amount of lumber or panel products because the quantity of end products varies according to the species, size and quality of the timber; and will change through time as these variables adjust.
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
We also own and operate nurseries and seed orchards in Alabama, Arkansas, Georgia, Louisiana, Mississippi, Oregon, South Carolina, and Washington.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 3

Summary of 2018 Standing Timber Inventory

GEOGRAPHIC AREA	MILLIONS OF TONS AT DECEMBER 31, 2018
TOTAL INVENTORY(1)
U.S.:
West
Douglas fir/Cedar	160
Whitewood	33
Hardwood	14
Total West	207
South
Southern yellow pine	263
Hardwood	84
Total South	347
North
Conifer	32
Hardwood	40
Total North	72
Total Company	626
(1) Inventory includes all conservation and non-harvestable areas.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 4

Summary of 2018 Timberland Locations

GEOGRAPHIC AREA	THOUSANDS OF ACRES AT DECEMBER 31, 2018
	FEE OWNERSHIP	LONG-TERM CONTRACTS	TOTAL ACRES(1)
U.S.:
West
Oregon	1,596	—	1,596
Washington	1,314	—	1,314
Total West	2,910	—	2,910
South
Alabama	388	228	616
Arkansas	1,211	18	1,229
Florida	226	85	311
Georgia	618	50	668
Louisiana	1,023	351	1,374
Mississippi	1,131	75	1,206
North Carolina	563	—	563
Oklahoma	494	—	494
South Carolina	278	—	278
Texas	29	2	31
Virginia	123	—	123
Total South	6,084	809	6,893
North
Maine	838	—	838
Michigan	556	—	556
Montana	658	—	658
New Hampshire	24	—	24
Vermont	86	—	86
West Virginia	256	—	256
Wisconsin	4	—	4
Total North	2,422	—	2,422
Total Company	11,416	809	12,225
(1) Acres include all conservation and non-harvestable areas.
We provide a year-round flow of logs to internal and external customers. We sell grade and fiber logs to manufacturers that produce a diverse range of products. We also sell standing timber to third parties and lease land for recreational purposes. Our timberlands are generally well located to take advantage of road, logging and transportation systems for efficient delivery of logs to customers.
Western United States
Our Western timberlands are well situated to serve the wood products and pulp markets in Oregon and Washington. Additionally, our location on the West Coast provides access to higher-value export markets for Douglas fir and whitewood logs to Japan, China and Korea. Our largest export market is Japan, where Douglas fir is the preferred species for higher-valued post and beam homebuilding. The size and quality of our Western timberlands, coupled with their proximity to several deep-water port facilities, competitively positions us to meet the needs of Pacific Rim log markets. For the year ended December 31, 2018, we sold 24 percent of our total western log sales volume internally.
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
Our management systems and supply chain expertise provide us a competitive operating advantage in a number of areas including forestry and research, harvesting, marketing, and logistics. Additionally, our scale, diversity of timberlands ownership and infrastructure on the West Coast allow us to consistently and reliably supply logs to our internal and external customers year-round.
We sell recreational use permits covering approximately 2 million acres of our owned Western timberlands.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 5

2018 Western U.S. Inventory by Species

2018 Western U.S. Inventory by Age / Species
The average age of timber harvested from our Western timberlands in 2018 was 51 years. In accordance with our sustainable forestry practices, we harvest approximately 2 percent of our Western acreage each year.
Southern United States
Our Southern timberland ownership, covering 11 states, is well situated to serve domestic wood products and pulp markets, including third-party customers and our own mills. For the year ended December 31, 2018, we sold 24 percent of our total southern log sales volume internally. Additionally, our Atlantic and Gulf coastal locations position us to serve a developing Asian log export market. Our holdings are comprised of 76 percent Southern yellow pine and 24 percent hardwoods.
We intensively manage our Southern timber plantations using:

•	forestry research and planning systems to optimize log production,

•	customized silviculture prescriptions which increase productivity across our acreage and

•	innovative planting and harvesting techniques on varying Southern terrain.
Operationally, we focus on efficiently harvesting and hauling logs from our ownership and capitalizing on our scale and supply chain expertise to consistently and reliably serve a broad range of customers through seasonal and weather-related events year-round.
We lease more than 94 percent of our owned Southern acreage for recreational purposes.

2018 Southern U.S. Inventory by Species

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 6

2018 Southern U.S. Inventory by Age / Species
The average age of timber harvested from our Southern timberlands in 2018 was 31 years. In accordance with our sustainable forestry practices, we harvest approximately 3 percent of our acreage each year in the South.
Northern United States
We are one of the largest private owners of northern hardwood timberlands. Our Northern acres contain a diverse mix of temperate broadleaf hardwoods and mixed conifer species across timberlands located in seven states. We grow over 50 species and market over 600 product grades to a diverse mix of customers.
Our large-diameter cherry, red oak and hard maple saw logs and veneer logs serve domestic and export furniture markets. Our maple and other appearance woods are used in furniture and high-value decorative applications. In addition to high value hardwood saw logs, our mix includes hardwood fiber logs for pulp and OSB applications. Hardwood pulpwood is a significant market in the Northern region and we have long term supply agreements, primarily at market rates, for nearly 83 percent of our hardwood pulp production.
We also grow softwood logs that supply our Montana medium density fiberboard (MDF), lumber and plywood mills and other customers. Our competitive advantages include a merchandising program to capture the value of the premium hardwood logs.
Regeneration is predominantly natural, augmented by planting where appropriate.

2018 Northern U.S. Inventory by Species

2018 Northern U.S. Inventory by Age / Species
The average age of timber harvested from our Northern timberlands in 2018 was 62 years. Timber harvested in the North is sold predominantly as delivered logs to domestic mills, including our manufacturing facilities located in Montana and West Virginia. For the year ended

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 7

December 31, 2018, we sold 13 percent of our total northern log sales volume internally. In accordance with our sustainable forestry practices, we harvest approximately 1 percent of our acreage each year in the North.
Canada — Licensed Timberlands
We manage timberlands in Canada under long-term licenses from the provincial governments to secure volume for our manufacturing facilities in various provinces. The provincial governments regulate the volume of timber that may be harvested each year through Annual Allowable Cuts (AAC), which are updated every 10 years. As of December 31, 2018, our AAC by province was:

•	Alberta — 2,914 thousand tons,

•	British Columbia — 547 thousand tons,

•	Ontario — 154 thousand tons and

•	Saskatchewan — 634 thousand tons.
When the volume is harvested, we pay the province for that volume at stumpage rates set by the government. The harvested logs are transferred to our manufacturing facilities at cost (stumpage plus harvest, haul and overhead costs less any margin on selling logs to third parties). Any profit from harvesting the log through to converting to finished products is recognized at the respective mill in our Wood Products segment.
A small amount of harvested volumes are sold to unaffiliated customers.

GEOGRAPHIC AREA	THOUSANDS OF ACRES AT DECEMBER 31, 2018
TOTAL ACRES UNDER LICENSE ARRANGEMENTS
Province:
Alberta	5,398
British Columbia	1,014
Ontario(1)	2,574
Saskatchewan(1)	4,987
Total Canada	13,973
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
Five-Year Summary of Timberlands Fee Harvest Volumes

FEE HARVEST VOLUMES IN THOUSANDS OF TONS(1)
	2018	2017	2016	2015	2014
Fee harvest volume – tons:
West	9,571	10,083	11,083	10,563	10,580
South	26,708	27,149	26,343	14,113	14,276
North	2,129	2,205	2,044	—	—
Uruguay(2)	—	822	1,119	980	1,091
Other(3)	—	1,384	701	—	—
Total	38,408	41,643	41,290	25,656	25,947
(1) In February 2016, we merged with Plum Creek Timber Company, Inc. (Plum Creek). Refer to Note 5: Merger With Plum Creek in the Notes to Consolidated Financial Statements for further information on this merger.
(2) Our Uruguayan operations were divested on September 1, 2017. Refer to Note 4: Discontinued Operations and Other Divestitures in the Notes to Consolidated Financial Statements for further information on this divestiture.
(3) Other includes volumes managed for the Twin Creeks Venture. Our management agreement for the Twin Creeks Venture began in April 2016 and terminated in December 2017. For additional information see Note 9: Related Parties in Notes to Consolidated Financial Statements.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 8

Five-Year Summary of Timberlands Fee Harvest Volumes - Percentage of Grade and Fiber

PERCENTAGE OF GRADE AND FIBER(1)
		2018	2017	2016	2015	2014
West	Grade	90%	89%	87%	87%	89%
	Fiber	10%	11%	13%	13%	11%
South	Grade	51%	52%	52%	59%	59%
	Fiber	49%	48%	48%	41%	41%
North	Grade	46%	49%	47%	—%	—%
	Fiber	54%	51%	53%	—%	—%
Uruguay (2)	Grade	—%	69%	66%	65%	63%
	Fiber	—%	31%	34%	35%	37%
Other (3)	Grade	—%	47%	45%	—%	—%
	Fiber	—%	53%	55%	—%	—%
Total	Grade	62%	63%	64%	73%	73%
	Fiber	38%	37%	36%	27%	27%
(1) In February 2016, we merged with Plum Creek. Refer to Note 5: Merger With Plum Creek in the Notes to Consolidated Financial Statements for further information on this merger.
(2) Our Uruguayan operations were divested on September 1, 2017. Refer to Note 4: Discontinued Operations and Other Divestitures in the Notes to Consolidated Financial Statements for further information on this divestiture.
(3) Other includes volumes managed for the Twin Creeks Venture. Our management agreement for the Twin Creeks Venture began in April 2016 and terminated in December 2017. For additional information see Note 9: Related Parties in Notes to Consolidated Financial Statements.

HOW MUCH WE SELL
Our net sales to unaffiliated customers over the last two years were:

•	$1.9 billion in 2018 and

•	$1.9 billion in 2017.
Our intersegment sales over the last two years were:

•	$802 million in 2018 and

•	$762 million in 2017.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 9

Five-Year Summary of Net Sales for Timberlands

NET SALES IN MILLIONS OF DOLLARS(1)
	2018	2017	2016	2015	2014
To unaffiliated customers:
Delivered Logs:
West	$987	$915	$865	$830	$972
South	625	616	566	241	257
North	99	95	91	—	—
Other(2)	41	59	38	24	22
Total	1,752	1,685	1,560	1,095	1,251
Stumpage and pay-as-cut timber	59	73	85	37	18
Uruguay operations(3)	—	63	79	87	88
Recreational lease revenue	59	59	44	25	22
Other products(4)	45	62	37	29	36
Subtotal sales to unaffiliated customers	1,915	1,942	1,805	1,273	1,415
Intersegment sales:
United States	537	520	590	559	576
Canada	265	242	250	271	291
Subtotal intersegment sales	802	762	840	830	867
Total	$2,717	$2,704	$2,645	$2,103	$2,282
(1) In February 2016, we merged with Plum Creek. Refer to Note 5: Merger With Plum Creek in the Notes to Consolidated Financial Statements for further information on this merger.
(2) Other delivered logs include sales to unaffiliated customers in Canada and sales from timberlands managed for the Twin Creeks Venture. Our management agreement for the Twin Creeks Venture began in April 2016 and terminated in December 2017. For additional information see Note 9: Related Parties in Notes to Consolidated Financial Statements.
(3) Sales from our Uruguay operations include plywood and hardwood lumber. Our Uruguayan operations were divested on September 1, 2017. Refer to Note 4: Discontinued Operations and Other Divestitures in the Notes to Consolidated Financial Statements for further information on this divestiture.
(4)  Other products include sales of seeds and seedlings from our nursery operations, chips and sales from our operations in Brazil (operations sold in 2014).

Five-Year Trend for Total Net Sales in Timberlands

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 10

Percentage of 2018 Sales Dollars to Unaffiliated Customers
Log Sales Volume
Our sales volume includes fee timber, as well as logs purchased in the open market. Domestic and export logs are sold at market prices to both unaffiliated customers and our internal mills.
Our log sales volumes to unaffiliated customers over the last two years were:

•	28,250 thousand tons in 2018 and

•	29,420 thousand tons in 2017.
We sell three grades of logs — domestic grade, domestic fiber and export. Factors that may affect log sales in each of these categories include:

•
domestic grade log sales — lumber usage, primarily for housing starts and repair and remodel activity, the needs of our own mills and the availability of logs from both outside markets and our own timberlands;

•	domestic fiber log sales — demand for chips by pulp, containerboard mills, pellet mills and OSB mills; and

•	export log sales — the level of housing starts in Japan and construction in China.
Five-Year Summary of Log Sales Volume to Unaffiliated Customers

SALES VOLUME IN THOUSANDS(1)
	2018	2017	2016	2015	2014
Logs – tons:
West	7,858	8,202	8,713	8,212	8,504
South	18,008	17,895	15,967	6,480	6,941
North	1,628	1,574	1,500	—	—
Uruguay (2)	—	291	470	714	667
Other (3)	756	1,458	943	551	474
Total	28,250	29,420	27,593	15,957	16,586
(1) In February 2016, we merged with Plum Creek. Refer to Note 5: Merger With Plum Creek in the Notes to Consolidated Financial Statements for further information on this merger.
(2) Our Uruguayan operations were divested on September 1, 2017. Refer to Note 4: Discontinued Operations and Other Divestitures in the Notes to Consolidated Financial Statements for further information on this divestiture.
(3) Other includes our Canadian operations and managed Twin Creeks Venture. Our management agreement for the Twin Creeks Venture began in April 2016 and terminated in December 2017. For additional information see Note 9: Related Parties in Notes to Consolidated Financial Statements.

Log Prices
The majority of our log sales to unaffiliated customers involve sales to domestic sawmills and the export market. Log prices in the following tables are on a delivered (mill) basis.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 11

Five-Year Summary of Published Domestic Log Prices (#2 Sawlog Bark On — $/MBF)

Five-Year Summary of Export Log Prices (#2 Sawlog Bark On — $/MBF)
Log prices are affected by the supply of and demand for grade and fiber logs. Export log prices are particularly affected by the Japanese housing market and Chinese demand.
WHERE WE’RE HEADED
Our competitive strategies include:

•	continuing to capitalize on our scale of operations, silviculture and supply chain expertise and sustainability practices;

•
improving cash flow through operational excellence initiatives including merchandising for value, harvest and transportation efficiencies as well as focused silviculture investments to improve forest productivity;

•	leveraging our export and domestic market access, infrastructure and strong customer relationships;

•	increasing our recreational lease revenue; and

•	continuing to maximize the value of our timberlands portfolio by managing the acres with the highest and best use in mind.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 12

REAL ESTATE, ENERGY AND NATURAL RESOURCES
Our Real Estate & ENR segment maximizes the value of our timberland ownership through application of our asset value optimization (AVO) process and captures the full value of surface and subsurface assets, such as oil, natural gas, minerals and wind and solar resources.
WHAT WE DO
Real Estate
Properties that exhibit higher use value than as commercial timberlands are monetized by our Real Estate business over time. We analyze our existing U.S. timberland holdings using a process we call AVO. We start with understanding the value of a parcel operating as commercial timberlands and then assess the specific real estate attributes of the parcel and its corresponding market. The assessment includes demographics, infrastructure and proximity to amenities and recreation to determine the potential to realize a premium value to commercial timberland. Attributes can evolve over time, and accordingly, the assignment of value and opportunity can change. We continually revisit our AVO assessment of all of our timberland acres.
These properties are acres we expect to sell for recreational, conservation, commercial or residential purposes over time. We will entitle a small amount of acres to support development. Development, outside of entitlement activities, is typically performed by third parties. Some of our real estate activities are conducted through our taxable REIT subsidiary.
Occasionally, we sell a small amount of timberlands acreage in areas where we choose to reduce our market presence, and we can capture a price that exceeds the value derivable from holding and operating as commercial timberlands. These transactions will vary based on factors including the locations and physical characteristics of the timberlands.
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
As the owner of mineral rights and interests, we typically do not invest in development or operations but instead enter into contracts with operators granting them the rights to explore and sell energy and natural resources produced from our property in exchange for rents and royalties. Our primary sources of revenue are:

•	rentals and royalties from the exploration, extraction, production and sale of aggregates and industrial minerals, oil and natural gas, coal and wind energy production;

•	rental payments from, or sale of, communication, energy and transportation rights of way; and

•	the occasional sale of mineral assets.
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

WHERE WE DO IT
Our Real Estate business identifies opportunities to realize premium value for our U.S. owned timberland acreage.
Our significant Energy and Natural Resources revenue sources are located in Oregon, South Carolina and Georgia (construction material royalties); the Gulf South (oil and natural gas royalties); and West Virginia (coal reserves).

HOW MUCH WE SELL
Our net sales to unaffiliated buyers over the last two years were:

•	$306 million in 2018 and

•	$280 million in 2017.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 13

Five-Year Summary of Net Sales for Real Estate, Energy and Natural Resources

NET SALES IN MILLIONS OF DOLLARS
	2018	2017	2016	2015	2014
Net Sales:
Real Estate	$229	$208	$172	$75	$72
Energy and Natural Resources	78	73	54	26	32
Total	$307	$281	$226	$101	$104
Five-Year Summary of Real Estate Sales Statistics

REAL ESTATE SALES STATISTICS
	2018	2017	2016	2015	2014
Acres sold	131,575	97,235	82,687	27,390	24,583
Average price per acre	$1,701	$2,079	$2,072	$2,490	$2,428
WHERE WE’RE HEADED
Our competitive strategies include:

•	continuing to apply the AVO process to identify opportunities to capture a premium to timber value;

•	maintaining a flexible, low-cost execution model by continuing to leverage strategic relationships with outside real estate brokers;

•	capturing the full value of our oil and natural gas, aggregates and industrial minerals, and wind renewable energy resources; and

•	delivering the most value from every acre.

WOOD PRODUCTS
We are a large manufacturer and distributor of wood products in North America.
WHAT WE DO
Our wood products segment:

•
provides high-quality structural lumber, oriented strand board (OSB), engineered wood products and other specialty products to the residential, multi-family, industrial, light commercial and repair and remodel markets;

•	distributes our products as well as complementary building products that we purchase from other manufacturers; and

•	exports our structural lumber and engineered wood products, primarily to Asia.
Wood Products

PRODUCTS	HOW THEY’RE USED
Structural lumber	Structural framing for new residential, repair and remodel, treated applications, industrial and commercial structures
Oriented strand board	Structural sheathing, subflooring and stair tread for residential, multi-family and commercial structures
Engineered wood products • Solid section • I-joists • Softwood plywood • Medium density fiberboard
Structural elements for residential, multi-family and commercial structures such as floor and roof joists, headers, beams, subflooring, and sheathing.

Medium density fiberboard products are used for store fixtures, molding, doors, and cabinet components.

Other products	Wood chips and other byproducts
Complementary building products	Complementary building products such as cedar, decking, siding, insulation and rebar sold in our distribution facilities
WHERE WE DO IT
We operate manufacturing facilities in the United States and Canada. We distribute through a combination of Weyerhaeuser distribution centers and third-party distributors. Information about the locations, capacities and actual production of our manufacturing facilities is included below.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 14

Summary of Wood Products Capacities and Principal Manufacturing Locations as of December 31, 2018

CAPACITIES IN MILLIONS
	PRODUCTION CAPACITY	NUMBER OF FACILITIES	FACILITY LOCATION
Structural lumber – board feet	5,025	19	Alabama, Arkansas, Louisiana (2), Mississippi (3), Montana, North Carolina (3), Oklahoma, Oregon (2), Washington (2), Alberta (2), British Columbia
Oriented strand board – square feet (3/8”)	3,035	6	Louisiana, Michigan, North Carolina, West Virginia, Alberta, Saskatchewan
Engineered solid section – cubic feet(1)	43	6	Alabama, Louisiana, Oregon, West Virginia, British Columbia, Ontario
Softwood plywood – square feet (3/8”)	610	3	Arkansas, Louisiana, Montana
Medium density fiberboard – square feet (3/4")	265	1	Montana
(1) This represents total press capacity. Three facilities also produce I-Joist to meet market demand. In 2018, approximately 25 percent of the total press production was converted into 191 lineal feet of I-Joist.

Production capacities listed represent annual production volume under normal operating conditions and producing a normal product mix for each individual facility.
We also own or lease 18 distribution centers in the U.S. where our products and complementary building products are sold.
Five-Year Summary of Wood Products Production

PRODUCTION IN MILLIONS
	2018	2017	2016	2015	2014
Structural lumber – board feet	4,541	4,509	4,516	4,252	4,152
Oriented strand board – square feet (3/8”)	2,837	2,995	2,910	2,847	2,749
Engineered solid section – cubic feet(1)	24.3	25.1	22.8	20.9	20.4
Engineered I-joists – lineal feet(1)	191	213	184	185	182
Softwood plywood – square feet (3/8”)(2)	404	370	396	248	252
Medium density fiberboard – square feet (3/4")	220	232	209	—	—
(1) Weyerhaeuser engineered solid section facilities also may produce engineered I-joists. (2) All Weyerhaeuser plywood facilities also produce veneer.
HOW MUCH WE SELL
Revenues of our Wood Products segment come from sales to wood products dealers, do-it-yourself retailers, builders and industrial users. Wood Products net sales were $5.3 billion in 2018 and $5.0 billion in 2017.
Five-Year Summary of Net Sales for Wood Products

NET SALES IN MILLIONS OF DOLLARS
	2018	2017	2016	2015	2014
Structural lumber	$2,258	$2,058	$1,839	$1,741	$1,901
Oriented strand board	891	904	707	595	610
Engineered solid section	521	500	450	428	402
Engineered I-joists	336	336	290	284	277
Softwood plywood	200	176	174	129	143
Medium density fiberboard	177	183	158	—	—
Other products produced (1)	288	276	201	189	176
Complementary building products	584	541	515	506	461
Total	$5,255	$4,974	$4,334	$3,872	$3,970
(1) Includes wood chips and other byproducts.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 15

Five-Year Trend for Total Net Sales in Wood Products

Percentage of 2018 Net Sales Dollars in Wood Products

Wood Products Volume
Five-Year Summary of Sales Volume for Wood Products

SALES VOLUME(1) IN MILLIONS
	2018	2017	2016	2015	2014
Structural lumber – board feet	4,684	4,658	4,723	4,588	4,463
Oriented strand board – square feet (3/8”)	2,827	2,971	2,934	2,972	2,788
Engineered solid section – cubic feet	24.3	25.1	23.3	21.3	20.0
Engineered I-joists – lineal feet	204	220	195	188	184
Softwood Plywood – square feet (3/8”)	459	453	481	381	395
Medium density fiberboard – square feet (3/4")	212	222	206	—	—
(1) Sales volume includes sales of internally produced products and complementary building products sold primarily through our distribution centers.

Wood Products Prices
Prices for commodity wood products — Structural lumber, OSB and Plywood — increased in 2018 from 2017.
In general, the following factors influence sales realizations for wood products:

•
Demand for wood products used in residential and multi-family construction and the repair and remodel of existing homes affects prices. Residential and multi-family construction is influenced by factors such as population growth and other demographics, availability of labor and lots, the level of employment, consumer confidence, consumer income, availability of financing and interest rate levels, and the supply and pricing of existing homes on the market. Repair and remodel activity is affected by the size and age of existing housing inventory and access to home equity financing and other credit.

•
The supply of commodity building products such as structural lumber, OSB and plywood affects prices. A number of factors can influence supply, including changes in production capacity and utilization rates, weather, raw material supply and availability of transportation.

Demand for wood products continued to improve in 2018. The following graphs reflect product price trends for the past five years.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 16

Five-Year Summary of Published Lumber Prices — $/MBF

Five-Year Summary of Published Oriented Strand Board Price — $/MSF
WHERE WE’RE HEADED
Our competitive strategies include:

•	Achieve industry leading controllable manufacturing costs through operational excellence and disciplined capital execution;

•	strong alignment with fiber supply;

•	leverage our brand and reputation as the preferred provider of quality building products; and

•	pursue disciplined, profitable sales growth in target markets.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 17

EXECUTIVE OFFICERS OF THE REGISTRANT
Adrian M. Blocker, 62, has been senior vice president, Timberlands, since January 2019. Previously, he served as senior vice president, Wood Products, from January 2015 to January 2019. He joined the company in May 2013 as vice president, Lumber. Prior to joining the company, he served as CEO of the Wood Products Council. He has held numerous leadership positions in the industry focused on forest management, fiber procurement, consumer packaging, strategic planning, business development and manufacturing, including at West Fraser, International Paper and Champion International.
Russell S. Hagen, 53, has been senior vice president and chief financial officer since February 2016. Previously, he served as senior vice president, Business Development, at Plum Creek from December 2011 to February 2016. Prior to this he was vice president, Real Estate Development, overseeing the development activities of the company's real estate, oil and gas, construction materials and bioenergy businesses. Mr. Hagen began his career in 1988 with Coopers and Lybrand, where he was a certified public accountant and led the audits of public clients in technology, banking and natural resource industries. He joined Plum Creek in 1993 as Manager of Internal Audit and held director-level positions in accounting, financial operations, risk management and information technology.
Kristy T. Harlan, 45, has been senior vice president, general counsel and corporate secretary since January 2017. She leads the company's Law department, with responsibility for global legal, compliance, enterprise risk management, procurement and land title functions. Before joining the company, she was a partner at K&L Gates LLP since 2007. Previously, she worked as an attorney at Preston Gates & Ellis LLP and Akin Gump Strauss Hauer & Feld LLP.
James A. Kilberg, 62, has been senior vice president, Real Estate, Energy and Natural Resources, since April 2016. In this position, he oversees the company's real estate development, land asset management, conservation, mitigation banking, recreational lease management, oil and gas, construction materials, heavy minerals, wind and solar. Prior to joining the company, he served as Plum Creek's senior vice president, Real Estate, Energy and Natural Resources, from 2006 until February 2016, and as Plum Creek’s vice president, Land Management, from 2001 until 2006. Prior to joining Plum Creek, Mr. Kilberg held several executive positions in real estate, asset management and development. He currently serves on the board of the Georgia Chamber of Commerce and the Alliance Theater, as well as the Corporate Council of the Land Trust Alliance.
Denise M. Merle, 55, has been senior vice president and chief administration officer, since February 2018. Previously, she served as senior vice president, Human Resources and Information Technology, from February 2016 to February 2018 and senior vice president, Human Resources and Investor Relations, from February 2014 to February 2016. She was director, Finance and Human Resources, for the Lumber business from 2013 to 2016. Prior to that, she was director, Compliance & Enterprise Planning, from 2009 to 2013, and director, Internal Audit, from 2004 to 2009. She has also held various roles in the company's paper and packaging businesses, including finance, capital planning and analysis, and business development. She is a licensed CPA in the state of Washington. She serves on the Board of Advisors of the Seattle University business school.
Keith J. O'Rear, 56, has been senior vice president, Wood Products, since January 2019. Previously, he was vice president of Wood Products sales and marketing from 2017 to 2018 and vice president of Wood Products Manufacturing for the company's Mid-South region from 2014 to 2017. Mr. O'Rear led the company's Timberlands operations in Oklahoma and Arkansas from 2013-2014, and prior to that he held various manufacturing leadership roles at the company's lumber mills in Dierks, Arkansas, and Idabel, Oklahoma. He also led a variety of initiatives for the company in the areas of safety, reliability, strategic planning and large capital projects. Mr. O'Rear joined Weyerhaeuser in 1989.
Devin W. Stockfish, 45, has been president and chief executive officer and a member of the company’s board of directors since January 2019. Previously, he served as senior vice president, Timberlands, from January 2018 to December 2018 and as vice president, Western timberlands, from January 2017 to December 2017. He also served as senior vice president, general counsel and corporate secretary, from July 2014 to December 2016 and as assistant general counsel from March 2013 to July 2014. Before joining the company in March 2013, he was vice president and associate general counsel at Univar Inc. where he focused on mergers and acquisitions, corporate governance and securities law. Previously, he was an attorney in the law department at Starbucks Corporation and practiced corporate law at K&L Gates LLP. Before he began practicing law, Mr. Stockfish was an engineer with the Boeing Company.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 18

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
In Canada, our forest operations are carried out on public timberlands under forest licenses with the provinces. All forest operations in Canada are subject to:

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

ENDANGERED SPECIES PROTECTIONS
In the United States, a number of fish and wildlife species that inhabit geographic areas near or within our timberlands have been listed as threatened or endangered under the federal Endangered Species Act (ESA) or similar state laws, including but not limited to:

•	the northern spotted owl, the marbled murrelet, a number of salmon species, bull trout and steelhead trout in the Pacific Northwest;

•	several freshwater mussel and sturgeon species; and

•	the red-cockaded woodpecker, gopher tortoise, dusky gopher frog, American burying beetle and Northern long-eared bat in the South or Southeast.
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

Such actions could increase our operating costs and affect timber supply and prices in general. To date, we do not believe that these measures have had, and we do not believe that in 2019 they will have, a significant effect on our harvesting operations. We anticipate that likely future actions will not disproportionately affect Weyerhaeuser as compared with comparable operations of U.S. competitors.
In Canada:

•
The federal Species at Risk Act (SARA) requires protective measures for species identified as being at risk and for their critical habitat. Pursuant to SARA, Environment Canada continues to identify and assess species deemed to be at risk and their critical habitat.

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

•
In 2017, the Provinces were required to update the federal government on any progress associated with their draft caribou range plans. These draft plans will be further evaluated in 2019, and any additional information on potential effects to forest harvest operations will be released.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 19

The identification and protection of habitat and the implementation of range plans and land use action plans may, over time, result in additional restrictions on timber harvests and other forest management practices that could increase operating costs for operators of timberlands in Canada. To date, we do not believe that these Canadian measures have had, and we do not believe that in 2019 they will have, a significant effect on our harvesting operations. We anticipate that likely future measures will not disproportionately affect Weyerhaeuser as compared with similar operations of Canadian competitors.

FOREST CERTIFICATION STANDARDS
We operate in North America under the Sustainable Forestry Initiative® (SFI). This is a certification standard designed to supplement government regulatory programs with voluntary landowner initiatives to further protect certain public resources and values. SFI is an independent standard, overseen by a governing board consisting of:

•	conservation organizations,

•	academia,

•	the forest industry and

•	large and small forest landowners.
Ongoing compliance with SFI may result in some increases in our operating costs and reduction of our timber harvests in some areas. There is also competition from other private certification systems, primarily the Forest Stewardship Council (FSC), coupled with efforts by supporters to further those systems by persuading customers of forest products to require products certified to their preferred system. Certain features of the FSC system could impose additional operating costs on timberland management. Because of the considerable variation in FSC standards, and variability in how those standards are interpreted and applied, if sufficient marketplace demand develops for products made from raw materials sourced from other than SFI-certified forests, we could incur substantial additional costs for operations and be required to reduce harvest levels.

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
We believe that these regulations and programs have not had, and in 2019 will not have, a significant effect on our total harvest of timber in the United States or Canada. However, these kinds of programs may have such an effect in the future. We expect we will not be disproportionately affected by these programs as compared with typical owners of comparable timberlands. We also expect that these programs will not significantly disrupt our planned operations over large areas or for extended periods.

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
Final or interim resolution of claims brought by aboriginal groups can be expected to result in:

•	additional restrictions on the sale or harvest of timber,

•	potential increase in operating costs and

•	effect on timber supply and prices in Canada.
We believe that such claims will not have a significant effect on our total harvest of timber or production of forest products in 2019, although they may have such an effect in the future. In 2008, FPAC, of which we are a member, signed a Memorandum of Understanding with the Assembly of First Nations, under which the parties agree to work together to strengthen Canada’s forest sector through economic-development initiatives and business investments, strong environmental stewardship and the creation of skill-development opportunities particularly targeted to aboriginal youth.

POLLUTION-CONTROL REGULATIONS
Our operations are subject to various laws and regulations, including federal, state, provincial and local pollution controls.
These laws and regulations, as well as market demands, impose controls with regard to:

•	air, water and land;

•	solid and hazardous waste management;

•	waste disposal;

•	remediation of contaminated sites; and

•	the chemical content of some of our products.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 20

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
Our capital projects typically are designed to:

•	enhance safety,

•	extend the life of a facility,

•	lower costs and improve efficiency,

•	improve reliability,

•	increase capacity,

•	facilitate raw material changes and handling requirements,

•	increase the economic value of assets or products, and

•	comply with regulatory standards.

ENVIRONMENTAL CLEANUP
We are involved in the environmental investigation or remediation of numerous sites. Of these sites:

•	we may have the sole obligation to remediate,

•	we may share that obligation with one or more parties,

•	several parties may have joint and several obligations to remediate and

•	we may have been named as a potentially responsible party for contaminated sites, including those designated as U.S. Superfund sites.
Our liability with respect to these various sites ranges from insignificant to substantial. The amount of liability depends on the:

•	quantity, toxicity and nature of materials at the site; and

•	number and economic viability of the other responsible parties.
We spent approximately $13 million in 2018 and expect to spend approximately $6 million in 2019 on environmental remediation of these sites.
It is our policy to accrue for environmental-remediation costs when we:

•	determine it is probable that such an obligation exists and

•	can reasonably estimate the amount of the obligation.
We currently believe it is reasonably possible that our costs to remediate all the identified sites may exceed our current accruals of $62 million. Based on currently available information and analysis, remediation costs for all identified sites may exceed our existing reserves by up to $126 million. This estimate of the upper end of the range of reasonably possible additional costs is much less certain than the estimates we currently are using to determine how much to accrue. The estimate of the upper range also uses assumptions less favorable to us among the range of reasonably possible outcomes.

REGULATION OF AIR EMISSIONS IN THE U.S.
The United States Environmental Protection Agency (EPA) has promulgated regulations for air emissions from:

•	wood products facilities and

•	industrial boilers.
These regulations cover:

•	hazardous air pollutants that require use of maximum achievable control technology (MACT); and

•	controls and/or monitoring for pollutants that contribute to smog, haze and more recently, greenhouse gases.
Between 2011 and 2015, the EPA issued three related portions of new MACT standards for industrial boilers and process heaters. In July 2016, a court decision was issued that requires EPA to re-issue certain of the emissions standards. Some of these re-issued emissions standards will be applicable to a small number of our wood products mills. Because we do not know specifically how or when the EPA will implement the final court decision, we cannot predict whether or when the emission standard revisions may have a material effect on regulatory compliance costs at our mills. We do not expect any material expenditures in 2019 necessary to comply with MACT standards.
The EPA must still promulgate supplemental MACT standards for plywood, lumber and composite wood products facilities.
We cannot currently quantify the amount of capital we will need in the future to comply with new regulations being developed by the EPA because final rules have not been promulgated.
In 2010, the EPA issued a final greenhouse gas rule limiting the growth of emissions from new projects meeting certain thresholds. On June 23, 2014, the US Supreme Court issued a decision that removed potential applicability of the underlying 2010 regulations based solely on greenhouse gas emissions and limited application of the rule’s technology requirements to larger emission sources as a result of new emissions from non-greenhouse gas pollutants. As a result of this Supreme Court ruling, EPA proposed a new regulation in 2016 to set thresholds for when the greenhouse gas technology requirements apply if the non-greenhouse gas emissions trigger the rule in the first instance. EPA to date has not finalized this regulation. The effect of the Supreme Court ruling is to end the potential applicability of the technology requirements for our smaller manufacturing operations and limit the applicability for our other operations.
In 2015, the EPA issued an extensive regulatory program for new and existing electric utility generating units to scale back emissions of greenhouse gas carbon dioxide (CO2) arising from fossil fuel use to generate electricity. EPA also proposed additional, supplemental regulations related to how states and federal agencies may implement the requirements finalized in 2015. Subsequent actions include in 2016 a US Supreme Court stay of the 2015 rule pending resolution of lower court challenges to the rule, in 2017 the withdrawal by EPA of the proposed supplemental regulations and a proposal to rescind the 2015 final rule, and in 2018 an EPA proposal of a substantially different replacement rule. Depending on the final outcomes, this regulatory program potentially will have indirect effects on our operations, such as from rising purchased electricity prices or from mandated energy demand reductions that could apply to our mills and other facilities that we operate. We continue to track and evaluate the litigation and regulatory development but are not able to predict whether the regulations, when complete and implemented, will have a material effect on our operations.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 21

We use significant biomass for energy production at our mills. EPA is currently working on rules regarding regulation of biomass emissions.
The effect of these greenhouse gas and biomass rules, as well as recent court decisions, on our operations remains uncertain.
To address concerns about greenhouse gases as a pollutant, we:

•	closely monitor legislative, regulatory and scientific developments pertaining to climate change;

•
adopted in 2006, as part of the company's sustainability program, a goal of reducing greenhouse gas emissions by 40 percent by 2020 compared with our emissions in 2000, assuming a comparable portfolio and regulations;

•	determined to achieve this goal by increasing energy efficiency and using more greenhouse gas-neutral, biomass fuels instead of fossil fuels; and

•	reduced greenhouse gas emissions by approximately 44 percent considering changes in the asset portfolio according to 2017 data, compared to our 2000 baseline.
Additional factors that could affect regulation of greenhouse gas emissions in the future include:

•	policy proposals by federal or state governments regarding regulation of greenhouse gas emissions,

•	Congressional legislation regulating or taxing greenhouse gas emissions within the next several years and

•	establishment of a multistate or federal greenhouse gas emissions reduction trading system with potentially significant implications for all U.S. businesses.
We believe these developments have not had, and in 2019 will not have, a significant effect on our operations. Although these measures could have a material adverse effect on our operations in the future, we expect that we will not be disproportionately affected by these measures as compared with owners of comparable operations. We maintain an active forestry research program to track and understand any potential effect from actual climate change related parameters that could affect the forests we own and manage and do not anticipate any disruptions to our planned operations.

REGULATION OF AIR EMISSIONS IN CANADA
In addition to existing provincial air quality regulations, the Canadian federal government has proposed an air quality management system (AQMS) as a comprehensive national approach for improving air quality in Canada. The federal proposed AQMS includes:

•	ambient air quality standards for outdoor air quality management across the country;

•	a framework for air zone air management within provinces and territories that targets specific sources of air emissions;

•	regional airsheds that facilitate coordinated action across borders;

•	industrial sector based emission requirements that set a national base level of performance for major industries in Canada; and

•	improved intergovernmental collaboration to reduce emissions from the transportation sector.
In 2016, Environment Canada released the Pan-Canadian Framework on Clean Growth and Climate Change, a "Greenhouse Gas Emission Framework." The framework put in place a national, sector-based greenhouse gas reduction program applicable to a number of industries, including ours.
All Canadian provincial governments:

•	have greenhouse gas reporting requirements,

•	are working on reduction strategies and

•	together with the Canadian federal government, are considering new or revised emission standards.
In addition, British Columbia has adopted a carbon tax and Alberta has a mandatory greenhouse gas emission reduction regulation.
We believe these measures have not had, and in 2019 will not have, a significant effect on our operations. Although these measures could have a material adverse effect on our operations in the future, we expect that we will not be disproportionately affected by these measures as compared with owners of comparable operations. We also expect that these measures will not significantly disrupt our planned operations.

REGULATION OF WATER
In the U.S., as a result of litigation under the federal Clean Water Act, additional federal or state permits are now required in some states for the application of pesticides, including herbicides, on timberlands. Those permits have entailed payment of additional costs. In 2015, federal regulatory agencies adopted rules that potentially expand the definition of waters subject to federal Clean Water Act jurisdiction, which could increase the scope and number of permits required for forestry-related activities and entail additional costs for Weyerhaeuser and other forest landowners in the U.S. Those rules were challenged in various federal courts by numerous parties and states, and a nationwide injunction was issued against the rule by the Sixth Circuit Court of Appeals, but was dissolved in 2018 due to action by the U.S. Supreme Court. Other injunctions still block the rule in several states. In January 2018, federal agencies took regulatory action to further delay the 2015 rules from going into effect until February 2020; however, that action was enjoined in September 2018 by a South Carolina court. Challenges to the substance of the 2015 rule are being pursued in other pending cases challenging the 2015 rules. Meanwhile, the federal agencies have proposed repeal of the 2015 rules entirely and replacement of them with a new rule, which is now open for public comment. We are not able to predict the ultimate resolution of these pending legal and regulatory actions.
In 2016, Washington State Department of Ecology (WA DOE) adopted human health-based water quality criteria. The EPA subsequently promulgated its own water quality standards for Washington state for the protection of human health for certain pollutants. It is unclear what effect, if any, these rules will have on our manufacturing operations in Washington state.
In addition, in 2013, amendments to the Canadian Federal Fisheries Act came into force. These amendments changed the focus from habitat protection to fisheries protection and increased penalties. We expect further changes to these regulations subsequent to review and regulatory consultations that took place in 2016, but we cannot predict the scope or potential effect, if any, on our operations.
We believe the above developments have not had, and in 2019 will not have, a significant effect on our operations. Although these measures could have a material adverse effect on our operations in the future, we expect that we will not be disproportionately affected by these measures as compared with owners of comparable operations. We also expect that these measures will not significantly disrupt our planned operations.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 22

POTENTIAL CHANGES IN POLLUTION REGULATION
State governments continue to promulgate total maximum daily load (TMDL) requirements for pollutants in water bodies that do not meet state or EPA water quality standards. State TMDL requirements may set:

•	limits on pollutants that may be discharged to a body of water; or

•	additional requirements, such as best management practices for nonpoint sources, including timberland operations, to reduce the amounts of pollutants.
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

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 23

FORWARD-LOOKING STATEMENTS
This report contains statements concerning our future results and performance that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements often reference or describe our expected future financial and operating performance; our plans, strategies, intentions and expectations; our operational excellence and other strategic initiatives, including those pertaining to operating and other costs, product development and production; estimated taxes and tax rates; future debt payments; future restructuring charges; expected results of litigation and other legal proceedings and contingent liabilities, and the sufficiency of litigation and other contingent liability reserves; expected uses of cash, including future dividends and share repurchases; expected capital expenditures; expected economic conditions, including markets, pricing and demand for our products; laws and regulations relevant to our businesses; and our expectations relating to pension contributions, returns on invested plan assets and expected benefit payments.
Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often involve use of words such as expects, may, should, will, believes, anticipates, estimates, projects, intends, plans, targets or approximately, or similar words or terminology. They may use the positive, negative or another variation of those and similar words. These forward-looking statements are based on our current expectations and assumptions and are not guarantees of future events or performance. The realization of our expectations and the accuracy of our assumptions are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The factors include those listed below and those described under Risk Factors and Management's Discussion and Analysis of Financial Condition and Results of Operations as well as other factors not described herein because they are not currently known to us or we currently judge them to be immaterial. There is no guarantee that any of the events anticipated by our forward-looking statements will occur. Or if any of the events occur, there is no guarantee what effect it will have on our operations, cash flows, or financial condition. We undertake no obligation to update our forward-looking statements after the date of this report.
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

•	changes in currency exchange rates, particularly the relative value of the U.S. dollar to the Japanese yen, the Chinese yuan, and the Canadian dollar, and the relative value of the euro to the yen;

•	restrictions on international trade and tariffs imposed on imports or exports;

•	the availability and cost of shipping and transportation;

•	economic activity in Asia, especially Japan and China;

•	performance of our manufacturing operations, including maintenance and capital requirements;

•	potential disruptions in our manufacturing operations;

•	the level of competition from domestic and foreign producers;

•	the successful execution of our internal plans and strategic initiatives, including restructuring and cost reduction initiatives;

•
the successful and timely execution and integration of our strategic acquisitions, including our ability to realize expected benefits and synergies, and the successful and timely execution of our strategic divestitures, each of which is subject to a number of risks and conditions beyond our control including, but not limited to, timing and required regulatory approvals;

•	raw material availability and prices;

•	the effect of weather;

•	changes in global or regional climate conditions and governmental response to such changes;

•	the risk of loss from fires, floods, windstorms, hurricanes, pest infestation and other natural disasters;

•	energy prices;

•	transportation and labor availability and costs;

•	federal tax policies;

•	the effect of forestry, land use, environmental and other governmental regulations;

•	legal proceedings;

•	performance of pension fund investments and related derivatives;

•	the effect of timing of employee retirements and changes in the market price of our common stock on charges for share-based compensation;

•	the accuracy of our estimates of costs and expenses related to contingent liabilities;

•	changes in accounting principles; and

•	other factors described in this report under Risk Factors and Management's Discussion and Analysis of Financial Condition and Results of Operations.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 24

RISK FACTORS
We are subject to various risks and events that could adversely affect our business, our financial condition, our results of operations, our cash flows and the price of our common stock.
You should consider the following risk factors, in addition to the information presented elsewhere in this report, particularly in Our Business - Who We Are, Our Business - What We Do, Our Business - Natural Resources and Environmental Matters, Forward-Looking Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations as well as in the filings we make from time to time with the SEC, in evaluating us, our business and an investment in our securities.
The risks discussed below are not the only risks we face. Additional risks not currently known to us or that we currently deem immaterial also may adversely affect our business.

RISKS RELATED TO OUR INDUSTRY

MACROECONOMIC CONDITIONS
The industries in which we operate are sensitive to macroeconomic conditions and consequently are highly cyclical.
The overall levels of demand for the products we manufacture and distribute reflect fluctuations in levels of end-user demand, which consequently affect our sales and profitability. End-user demand depends in large part on general macroeconomic conditions, both in the U.S. and globally, as well as on local economic conditions. Current economic conditions in the United States reflect growth enhanced by tax cuts passed in 2018, the effect of which may be adversely affected by increases in interest rates and other factors in 2019. Global economic conditions reflect volatile and sporadic growth in emerging countries and uncertainty over international trade. The length and magnitude of industry cycles vary over time, both by market and by product, but generally reflect changes in macroeconomic conditions and levels of industry capacity. Any decline or stagnation in macroeconomic conditions could cause us to experience lower sales volume and reduced margins.

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
Access to affordable mortgage financing is critical to the health of the U.S. housing market. Generally, increases in interest rates make it more difficult for home buyers to obtain mortgage financing, which could negatively affect demand for housing and, in turn, negatively affect demand for our wood products. After an extended period during which the U.S. Federal Reserve kept its benchmark interest rate at historically low levels, it began raising rates again in 2016 and continued through 2018. The number and extent of further rate increases is uncertain.
Credit requirements were severely tightened, and the number of mortgage loans available for financing home purchases were severely reduced, during the most recent recession and ensuing credit crisis. Although the availability of credit has improved modestly since that time, the demand for new homes could be limited or adversely affected if credit requirements were to again tighten or become more restrictive for any reason.
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

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 25

Changes in regulations relating to tax deductions for mortgage interest expense and real estate taxes could harm our future sales and earnings.
Significant costs of homeownership include mortgage interest expense and real estate taxes, both of which are generally deductible for an individual’s federal and, in some cases, state income taxes. Recent federal legislation reduced the amount of mortgage interest and real estate taxes that certain taxpayers may deduct. These and any similar changes to income tax laws by the federal government or by a state government to eliminate or substantially reduce these income tax deductions, or any significant increase in real property taxes by local governments, may increase the cost of homeownership and thus could adversely affect the demand for our products.

TRANSPORTATION
We depend on third parties for transportation services and any disruptions in the availability of transportation or increases in transportation costs could materially adversely affect our business and operations.
Our business depends heavily on the availability of third-party service providers for the transportation of our wood products and wood fiber; we are therefore materially affected by the availability and cost of these services. Any significant increase in the operating costs to our service providers, including without limitation the cost of fuel or labor, could have a material negative effect on our financial results by increasing the cost of these services to us, as well as result in an overall reduction in the availability of these services altogether.
Our third-party transportation providers are also subject to several events outside of their control, such as disruption of transportation infrastructure, labor issues and natural disasters. Any failure of a third-party transportation provider to timely deliver our products, including delivery of our wood products and wood fiber to our customers and delivery of wood fiber to our mills, could harm our supply chain, negatively affect our customer relationships and have a material adverse effect on our financial condition, results of operations and our reputation.

RISKS RELATED TO OUR BUSINESS
MANAGING COMMERCIAL TIMBERLANDS RISKS
Our ability to harvest and deliver timber may be subject to limitations which could adversely affect our results of operations.
Our primary assets are our timberlands. Weather conditions, timber growth cycles, access limitations, and availability of contract loggers and haulers may adversely affect our ability to harvest our timberlands. Other factors that may adversely affect our timber harvest include damage to our standing timber by fire or by insect infestation, disease, prolonged drought, flooding, severe weather and other natural disasters. Changes in global climate conditions could intensify one or more of these factors. Although damage from such causes usually is localized and affects only a limited percentage of standing timber, there can be no assurance that any damage affecting our timberlands will in fact be limited. As is common in the forest products industry, we do not maintain insurance coverage for damage to our timberlands. Our revenues, net income and cash flow from operations are dependent to a significant extent on the pricing of our products and our continued ability to harvest timber at adequate levels. Therefore, if we were to be restricted from harvesting on a significant portion of our timberlands for a prolonged period of time, or if material damage to a significant portion of our standing timber were to occur, we could suffer materially adverse effects to our results of operations.
Our timber harvest levels may be affected by acquisitions of additional timberlands, sales of existing timberlands and shifts in harvest from one region to another. Future timber harvest levels may also be affected by our ability to timely and effectively replant harvested areas, which depends on several factors including changes in estimates of long-term sustainable yield because of silvicultural advances, natural disasters, fires, pests, insects and other hazards, regulatory constraints, availability of logging contractors and other factors beyond our control.
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
A variety of factors affect prices for timber, including available supply, changes in economic conditions that affect demand, the level of domestic new construction and remodeling activity, interest rates, credit availability, population growth, weather conditions and pest infestation, and other factors. These factors vary by region, by timber type (i.e., sawlogs or pulpwood logs) and by species.
Timber prices are affected by changes in demand on a local, national and international level. The closure of a mill in a region where we own timber could have a material adverse effect on demand in that region, and therefore pricing. For example, as the demand for paper continues to decline, closures of pulp mills in some of our operating regions have adversely affected the regional demand for pulpwood and wood chips. Another example involves our export of logs to Asia. While recent demand from Asian markets has remained steady, some Asian markets, particularly in China, have a history of significant volatility. A decrease in demand for logs from one or more Asian markets could have a negative effect on log and lumber prices.
Timber prices are also affected by changes in timber availability at the local, national and international level. Our timberland ownership is concentrated in Alabama, Arkansas, Louisiana, Mississippi, North Carolina, Oklahoma, Oregon and Washington. In some of these states, much

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 26

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
Our real property holdings are primarily timberlands and we may make additional timberlands acquisitions in the future. As the owner and manager of approximately 12.2 million acres of timberlands, we are subject to the risks that are inherent in concentrated real estate investments. A downturn in the real estate industry generally, or the timber or forest products industries specifically, could reduce the value of our properties and adversely affect our results of operations. Such a downturn could also adversely affect our customers and reduce the demand for our products, as well as our ability to execute upon our strategy of selling nonstrategic timberlands and timberland properties that have higher and better uses at attractive prices. These risks may be more pronounced than if we diversified our investments outside of real property holdings.
MANUFACTURING AND SELLING WOOD PRODUCTS RISKS
A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales, and negatively affect our results of operation and financial condition.
Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:

•	unscheduled maintenance outages;

•	prolonged power failures;

•	equipment failure;

•	chemical spill or release;

•	explosion of a boiler;

•	fires, floods, windstorms, earthquakes, hurricanes or other severe weather conditions or catastrophes, affecting the production of goods or the supply of raw materials (including fiber);

•	the effect of drought or reduced rainfall on water supply;

•	labor difficulties;

•	disruptions in transportation or transportation infrastructure, including roads, bridges, rail, tunnels, shipping and port facilities;

•	terrorism or threats of terrorism;

•	cyber attack;

•	governmental regulations; and

•	other operational problems.
We cannot predict the duration of any such downtime or extent of facility damage. If one of our facilities or machines were to incur significant downtime, our ability to meet our production targets and satisfy customer demand could be impaired, resulting in lower sales and income. Additionally, we may be required to make significant unplanned capital expenditures. Although some risks are not insurable and some coverage is limited, we purchase insurance on our manufacturing facilities for damage from fires, floods, windstorms, earthquakes, equipment failures and boiler explosions. Such insurance may not be sufficient to recover all of our damages.
Some of our wood products are vulnerable to declines in demand due to competing technologies or materials.
Our products compete with non-fiber based alternatives or with alternative products in certain market segments. For example, plastic, wood/plastic or composite materials may be used by builders as alternatives to our wood products such as lumber, veneer, plywood and oriented strand board. Changes in prices for oil, chemicals and wood-based fiber can change the competitive position of our products relative to available alternatives and could increase substitution of those products for our products. If use of these or other alternative products grows, demand for and pricing of our products could be adversely affected.
Our results of operations and financial condition could be materially adversely affected by changes in product mix or pricing.
Our results may be materially adversely affected by a change in our product mix or pricing. Some of our wood products, such as lumber, veneer, plywood and oriented strand board, are commodities and are subject to fluctuations in market pricing. If pricing on our commodity products decreases and if we are not successful in increasing sales of higher-priced, higher-value products, or if we are not successful in implementing price increases, or there are delays in acceptance of price increases or higher-priced products, our results of operations and financial condition could be materially and adversely affected. Price discounting, if required to maintain our competitive position in one or more markets, could result in lower than anticipated price realizations and margins.
We face intense competition in our markets; any failure to compete effectively could have a material adverse effect on our business, financial condition and results of operations.
We compete with North American producers and, for some of our product lines, global producers, some of which may have greater financial resources and lower production costs than do we. The principal basis for competition for many of our products is selling price. Our industries also are particularly sensitive to other factors including innovation, design, quality and service, with varying emphasis on these factors depending on the product line. To the extent that any of our competitors are more successful with respect to any key competitive factor, our ability to attract and retain customers and maintain and increase sales could be materially adversely affected. Any failure to compete effectively could have a material adverse effect on our business, financial condition and results of operations.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 27

Another form of competition is between brands of sustainably produced products; customer demand for certain brands could reduce competition among buyers for our products or cause other adverse effects.
We have adopted the Sustainable Forestry Initiative (SFI) standard for wood fiber supplied to our manufacturing facilities, both from our timberlands and from third-party suppliers. Some of our customers have expressed a preference in certain of our product lines for products made from raw materials sourced from forests certified to different standards, including standards of the Forest Stewardship Council (FSC). If customer preference for a sustainability standard other than SFI increases, or if the SFI standard falls into disfavor, there may be reduced demand and lower prices for our products relative to competitors who can supply products sourced from forests certified to competing certification standards. If we seek to comply with such other standards, we could incur materially increased costs for our operations or be required to modify our operations, such as reducing harvest levels. FSC, in particular, employs standards that are geographically variable and could cause a material reduction in the harvest levels of some of our timberlands, most notably in the Pacific Northwest.
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
Challenging market conditions could impair the company’s ability to raise debt or equity capital or otherwise access capital markets on terms acceptable to us, which may, among other effects, reduce our ability to take advantage of growth and expansion opportunities. Likewise, our customers and suppliers may be unable to raise capital to fund their operations, which could, in turn, adversely affect their ability to purchase products or sell products to us.

CREDIT RATINGS
Changes in credit ratings issued by nationally recognized rating organizations could adversely affect our cost of financing and have an adverse effect on the market price of our securities.
Credit rating agencies rate our debt securities on factors that include our operating results and balance sheet, actions that we take, their view of the general outlook for our industry and their view of the general outlook for the economy. Ratings decisions by these agencies include maintaining, upgrading or downgrading our current rating, as well as placing the company on a "watch list" for possible future ratings actions. Any downgrade of our credit rating, or decision by a rating agency to place us on a "watch list" for possible future downgrading could have an adverse effect on our ability to access credit markets, increase our cost of financing, and have an adverse effect on the market price of our securities.

CAPITAL REQUIREMENTS AND ACCESS TO CAPITAL
Access to capital required for our operations may be costly or impaired.
Our businesses require substantial capital for expansion and for repair or replacement of existing facilities or equipment. Although we maintain our production equipment with regular scheduled maintenance, key pieces of equipment may need to be repaired or replaced periodically. The costs of repairing or replacing such equipment and the associated downtime of the affected production line could have a significant effect on our financial condition, results of operations and cash flows.
While we believe our capital resources will be adequate to meet our current projected operating needs, capital expenditures and other cash requirements, if for any reason we are unable to access capital for our operating needs, capital expenditures and other cash requirements on acceptable economic terms, or at all, we could experience a material adverse effect on our business, financial condition, results of operations and cash flows.

FOREIGN CURRENCY
We will be affected by changes in currency exchange rates.
We have manufacturing operations in Canada. We are also an exporter and compete with global producers of products very similar to ours. Therefore, we are affected by changes in the strength of the U.S. dollar, particularly relative to the Canadian dollar, euro, yuan and yen, and the strength of the euro relative to the yen. Changes in exchange rates could materially and adversely affect our sales volume, margins and results of operations.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 28

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
We are subject to a wide range of general and industry-specific laws and regulations relating to the protection of the environment, including those governing:

•	air emissions,

•	wastewater discharges,

•	harvesting and other silvicultural activities,

•	forestry operations and endangered species habitat protection,

•	surface water management,

•	the storage, usage, management and disposal of hazardous substances and wastes,

•	the cleanup of contaminated sites,

•	landfill operation and closure obligations,

•	building codes, and

•	health and safety matters.
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
There continue to be numerous international, U.S. federal and state-level initiatives and proposals to address domestic and global climate issues. Within the U.S. and Canada, some of these proposals would (and have in some Canadian provinces) regulate and/or tax the production of carbon dioxide and other greenhouse gases to facilitate the reduction of carbon compound emissions into the atmosphere and provide tax and other incentives to produce and use cleaner energy. Climate change effects, if they occur, and governmental initiatives, laws and regulations to address potential climate concerns, could increase our costs and have a long-term adverse effect on our businesses and results of operations. Future legislation or regulatory activity in this area remains uncertain, and its effect on our operations is unclear at this time. However, it is possible that legislation or government mandates, standards or regulations intended to mitigate or reduce carbon compound or greenhouse gas emissions or other climate change effects could adversely affect our operations. For example, such activities could limit harvest levels or result in significantly higher costs for energy and other raw materials. Because our manufacturing operations depend upon significant amounts of energy and raw materials, these initiatives could have an adverse effect on our results of operations and profitability.

LEGAL MATTERS
We are involved in various environmental, regulatory, product liability and other legal matters, disputes and proceedings that, if determined or concluded in a manner adverse to our interests, could have a material adverse effect on our financial condition.
We are, from time to time, involved in a number of legal matters, disputes and proceedings (legal matters), some of which involve on-going litigation. These include, without limitation, legal matters involving environmental clean-up and remediation, warranty and non-warranty product liability claims, regulatory issues, contractual and personal injury claims and other legal matters. In some cases, all or a portion of any loss we experience in connection with any such legal matters will be covered by insurance; in other cases, any such losses will not be covered.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 29

The outcome, costs and other effects of current legal matters in which we are involved, and any related insurance recoveries, cannot be determined with certainty. Although the disclosures in Note 15: Legal Proceedings, Commitments and Contingencies and Note 20: Income Taxes in the Notes to Consolidated Financial Statements contain management’s current views of the effect such legal matters could have on our financial results, there can be no assurance that the outcome of such legal matters will be as currently expected. It is possible that there could be adverse judgments against us in some or all major litigation matters against us, and that we could be required to take a charge and make cash payments for all or a portion of any related awards of damages. Any one or more of such charges or cash payment could materially and adversely affect our results of operations or cash flows for the quarter or year in which we record or pay it.

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
Under the Internal Revenue Code, REITs generally must engage in the ownership and management of income producing real estate. For the company, this generally includes owning and managing a timberland portfolio for the production and sale of standing timber. Accordingly, the harvesting and sale of logs, the development or sale of certain timberlands and other real estate, and the manufacture and sale of wood products are conducted through one or more of our wholly-owned taxable REIT subsidiaries (TRSs), the net income of which is subject to corporate-level tax, because such activities could generate non-qualifying REIT income and thus could constitute “prohibited transactions.” Prohibited transactions are defined by the Internal Revenue Code generally to be sales or other dispositions of property to customers in the ordinary course of a trade or business. By conducting our business in this manner, we believe that we satisfy the REIT requirements of the Internal Revenue Code. However, if the IRS were to successfully assert that these or any of our activities conducted at the REIT constituted prohibited transactions, we could be subject to the 100 percent tax on the net income from such activities.
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

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 30

IMPORT/EXPORT TAXES AND DUTIES
We may be required to pay significant taxes or tariffs on our exported products or countervailing and anti-dumping duties or tariffs on our imported products.
We export logs and finished wood products to foreign markets, and our ability to do so profitably is affected by U.S. and foreign trade policy. International trade disputes occur frequently and can be taken to an International Trade Court for resolution of unfair trade practices between countries.
U.S. international trade policy could result in one or more of our foreign export market jurisdictions adopting responsive trade policy making it more difficult or costly for us to export our products to those countries. We could therefore experience reduced revenues and margins in any of our businesses that is adversely affected by international trade tariffs, duties, taxes, customs or dispute settlement terms. To the extent such trade policies increase prices, they could also reduce the demand for our products and could have a material adverse effect on our business, financial results and financial condition, including facility closures or impairments of assets. We cannot predict future trade policy or the terms of any settlements of international trade disputes and their effect on our business.

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

OTHER RISKS

CYBERSECURITY
We rely on information technology to support our operations and reporting environments. A security failure of that technology could affect our ability to operate our businesses effectively, adversely affect our reported financial results, affect our reputation and expose us to potential liability or litigation.
We use information systems to carry out our operational activities, maintain our business records, collect and store sensitive data, including intellectual property, other proprietary and personally identifiable information. Some systems are internally managed and some are maintained by third-party service providers. We and our service providers employ what we believe are reasonably adequate security measures, but notwithstanding these efforts, our systems could be compromised as a result of a cyber incident, natural disaster, hardware or software corruption, failure or error, telecommunications system failure, service provider error or failure, intentional or unintentional personnel actions or other disruption. If by any cause our systems or information resources were compromised, or if our data were destroyed, misappropriated or inappropriately disclosed, our business operations could be negatively affected. Additionally, we could suffer significant loss or incur significant liability, including: damage to our reputation; loss of customer confidence or goodwill; and significant expenditures of time and money to address and remediate resulting damages to affected individuals or business partners, or to defend ourselves in resulting litigation or other legal proceedings, by affected individuals, business partners or regulators.

PENSION PLAN LIABILITY
Investment returns on our pension assets may be lower than expected, or interest rates may decline, requiring us to make significant additional cash contributions to our benefit plans.
A portion of our current and former employees have accrued benefits under our defined benefit pension plans. Although the plans are not open to employees hired on or after January 1, 2014, current employees hired before that time continue to accrue benefits. Requirements for funding our pension plan liabilities are based on a number of actuarial assumptions, including the expected rate of return on our plan assets and the discount rate applied to our pension plan obligations. Fluctuations in equity market returns and changes in long-term interest rates could increase our costs under our plans and may significantly affect future contribution requirements.  It is unknown what the actual investment return on our pension assets will be in future years and what interest rates may be at any given point in time. We cannot therefore provide any assurance of what our actual pension plan costs will be in the future, or whether we will be required under applicable law to make future material plan contributions. See Note 10: Pension and Other Postretirement Benefit Plans in the Notes to Consolidated Financial Statements for additional information about these plans, including funding status.

STRATEGIC INITIATIVES
Our business and financial results may be adversely affected if we are unable to successfully execute on important strategic initiatives.
There can be no assurance that we will be able to successfully implement important strategic initiatives in accordance with our expectations, which may result in an adverse effect on our business and financial results. These strategic initiatives are designed to improve our results of operations and drive long-term shareholder value, and include, among others: optimizing cash flow through operational excellence; reducing costs to achieve industry-leading cost structure; and innovating in higher-margin products.
We may be unsuccessful in carrying out our acquisition strategy.
We intend to strategically pursue acquisitions of timberland properties when market conditions warrant. As with any investment, our acquisitions may not perform in accordance with our expectations. In addition, we anticipate financing such acquisitions through cash from operations,

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 31

borrowings under our unsecured credit facilities, proceeds from equity or debt offerings or proceeds from asset dispositions, or any combination thereof. Our inability to finance future acquisitions on favorable terms could adversely affect our results of operations.

WORKFORCE
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
Availability of Independent Contractors
We use independent third-party contract loggers and haulers to deliver our logs to our customers. As a result of the weak business conditions in the timber business that persisted for several years, there are fewer of these contractors available in certain markets to harvest and deliver logs. This shortage in logging and hauling contractors has resulted in an overall increase in logging and hauling costs and, in some cases, the general availability of these contractors. Any increase in harvest levels due to positive changes in macroeconomic conditions driving demand for logs could further strain the existing supply of logging and hauling contractors. This, in turn, could increase the cost of log supply and delivery, or prevent us from fully capitalizing on favorable market conditions by limiting our ability to access and deliver our logs to market.

STOCK PRICE VOLATILITY
The market price of our common stock may be influenced by many factors, some of which are beyond our control.
The market price of our common stock may be influenced by many factors, some of which are beyond our control, including without limitation those described above and elsewhere in this report, as well as the following:

•	actual or anticipated fluctuations in our operating results or our competitors' operating results;

•	announcements by us or our competitors of new products, capacity changes, significant contracts, acquisitions or strategic investments;

•	our growth rate and our competitors’ growth rates;

•	general economic conditions;

•	conditions in the financial markets;

•	market interest rates and the relative yields on other financial instruments;

•	general perceptions and expectations regarding housing markets, interest rates, commodity prices, and currencies;

•	changes in stock market analyst recommendations regarding us, our competitors or the forest products industry generally, or lack of analyst coverage of our common stock;

•	sales of our common stock by our executive officers, directors and significant shareholders;

•	sales or repurchases of substantial amounts of common stock;

•	changes in accounting principles; and

•	changes in tax laws and regulations.
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

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 32

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

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the New York Stock Exchange under the symbol WY.
As of December 31, 2018, there were 14,525 holders of record of our common shares. Dividend-per-share data for each of the four quarters in 2018 and 2017 are included in Note 23: Selected Quarterly Financial Information (unaudited) in the Notes to Consolidated Financial Statements.
INFORMATION ABOUT SECURITIES AUTHORIZED FOR ISSUANCE UNDER OUR EQUITY COMPENSATION PLAN

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES TO BE ISSUED UPON EXERCISE)
Equity compensation plans approved by security holders(1)	9,180,693	$19.01	20,554,887
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	9,180,693	$19.01	20,554,887
(1) Includes 1,592,843 restricted stock units and 1,040,582 performance share units. Because there is no exercise price associated with restricted stock units and performance share units, excluding these stock units the weighted average exercise price calculation would be $26.66.

INFORMATION ABOUT COMMON SHARE REPURCHASES
The following table provides information with respect to purchases of common shares made by the company during fourth quarter 2018:

COMMON SHARE REPURCHASE DURING FOURTH QUARTER 2018	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS(1)
October 1 - October 31	394,223	$26.13	394,223	$199,311,977
November 1 - November 30	1,475,848	27.10	1,475,848	159,313,972
December 1 - December 31	954,418	25.86	954,418	134,633,963
Total	2,824,489	$26.55	2,824,489	$134,633,963
(1) During fourth quarter 2018, we repurchased 2.8 million shares of common stock for $75 million (including transaction fees) under the 2016 Share Repurchase Authorization. The 2016 Share Repurchase Authorization was approved in November 2015 by our Board of Directors and authorized management to repurchase up to $2.5 billion of outstanding shares subsequent to the closing of our merger with Plum Creek. Transaction fees incurred for repurchases are not counted as use of funds authorized for repurchase under the 2016 Share Repurchase Authorization. All common stock purchases under the stock repurchase program were made in open-market transactions.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 33

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL SHAREHOLDER RETURN
Weyerhaeuser Company, S&P 500 and S&P Global Timber & Forestry Index

PERFORMANCE GRAPH ASSUMPTIONS

•	Assumes $100 invested on December 31, 2013, in Weyerhaeuser common stock, the S&P 500 Index and the S&P Global Timber & Forestry Index.

•	Total return assumes dividends received are reinvested at month end.

•	Measurement dates are the last trading day of the calendar year shown.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 34

SELECTED FINANCIAL DATA
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES

PER COMMON SHARE
	2018	2017	2016	2015	2014
Diluted earnings from continuing operations attributable to Weyerhaeuser common shareholders	$0.99	$0.77	$0.55	$0.71	$1.02
Diluted earnings from discontinued operations attributable to Weyerhaeuser common shareholders	$—	$—	$0.84	$0.18	$2.16
Diluted net earnings attributable to Weyerhaeuser common shareholders	$0.99	$0.77	$1.39	$0.89	$3.18
Dividends paid	$1.32	$1.25	$1.24	$1.20	$1.02
Weyerhaeuser shareholders’ interest (end of year)	$12.12	$11.78	$12.26	$9.54	$10.11
FINANCIAL POSITION
	2018	2017	2016	2015	2014
Total assets	$17,249	$18,059	$19,243	$12,470	$13,247
Total long-term debt, including current portion, and borrowings on line of credit (1)	$6,344	$5,992	$6,610	$4,787	$4,873
Weyerhaeuser shareholders’ interest	$9,046	$8,899	$9,180	$4,869	$5,304
Percent earned on average year-end Weyerhaeuser shareholders’ interest	8.3%	6.4%	14.3%	9.1%	29.5%
OPERATING RESULTS
	2018	2017	2016	2015	2014
Net sales	$7,476	7,196	6,365	5,246	5,489
Earnings from continuing operations	748	582	415	411	616
Discontinued operations, net of income taxes	—	—	612	95	1,210
Net earnings	748	582	1,027	506	1,826
Dividends on preference shares	—	—	(22)	(44)	(44)
Net earnings attributable to Weyerhaeuser common shareholders	$748	$582	$1,005	$462	$1,782
CASH FLOWS
	2018	2017	2016	2015	2014
Net cash from operations	$1,112	$1,201	$735	$1,075	$1,109
Net cash from investing activities	(440)	367	2,559	(487)	361
Net cash from financing activities	(1,162)	(1,420)	(3,630)	(1,156)	(725)
Net change in cash and cash equivalents	$(490)	$148	$(336)	$(568)	$745
STATISTICS (UNAUDITED)
	2018	2017	2016	2015	2014
Number of employees	9,300	9,300	10,400	12,600	12,800
Number of common shareholder accounts at year-end	14,525	15,138	15,504	7,700	8,248
Number of common shares outstanding at year-end (thousands)	746,391	755,223	748,528	510,483	524,474
Weighted average common shares outstanding – diluted (thousands)	756,827	756,666	722,401	519,618	560,899
(1) Does not include nonrecourse debt held by our Variable Interest Entities (VIEs). See Note 9: Related Parties in the Notes to Consolidated Financial Statements for further information on our VIEs and the related nonrecourse debt.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 35

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

ECONOMIC AND MARKET CONDITIONS AFFECTING OUR OPERATIONS
The demand for grade logs within our Timberlands segment is directly affected by production levels of domestic wood-based building products. The strength of the U.S. housing market strongly affects demand in our Wood Products segment, as does repair and remodeling activity. Our Timberlands segment, specifically the Western region, is also affected by export demand and trade policy. Japanese housing starts are a key driver of export log demand in Japan. The demand for pulpwood from our Timberlands segment is directly affected by the production of pulp, paper and OSB as well as the demand for biofuels, such as pellets made from pulpwood.
Due to the partial government shutdown that occurred through late January 2019, full-year 2018 housing data is unavailable, however, for the January 2018 through November 2018 period, housing starts were 1.18 million total units, which is 5 percent above the total of 1.12 units for the same period in 2017 according to the U.S. Census Bureau. Single family units totaled 825 thousand compared to 794 thousand in 2017, a 4 percent increase. Multifamily starts were 354 thousand units for the first 11 months of 2018, which is 8 percent higher than 2017 for the same period. We continue to expect improving U.S. housing starts and anticipate a level of approximately 1.30 million units in 2019 which would be a 3 percent gain over 2018, assuming the year to date gains continue into December. We attribute this continued improvement primarily to ongoing employment growth, strong consumer confidence and mortgage rates, which have stabilized and declined since peaking in late 2018 and remain affordable on a historic basis.
According to the Joint Center for Housing of Harvard University, the Leading Indicator of Remodeling Activity (LIRA) projects that the year-over-year increase in residential remodeling expenditures reached 7.2 percent in 2018 and is expected to average 6.5 percent in 2019, with expenditure growth tapering through the year and reaching the long term average level of 5.2 percent in the fourth quarter 2019.
In U.S. wood product markets, prices in 2018 were mixed, rising the first half of the year to post record levels in May and June, only to fall sharply in third and fourth quarter 2018, as supply issues related to transportation eased and producers increased output in response to high prices. According to Random Lengths, the framing lumber composite averaged $459/MBF in 2018, an 11 percent increase over 2017. According to Forest Economic Advisors, LLC, U.S. lumber consumption is expected to grow at a 3.5 percent rate in 2019, however, due to declines forecast in off-shore export volumes and increases in off-shore imports, the increase in overall demand on North American mills is expected to rise by 2.5 percent over 2018. Log markets in the west were consistent with wood products manufacturing, exhibiting strong demand and pricing in the first half followed by slower demand and weaker market prices for western logs in the second half of 2018. In the south, log supplies kept pace with demand, leaving prices flat throughout 2018.
Log inventories in Chinese ports decreased 0.9 percent in December 2018 compared to November 2018 as reported by International Wood Markets China Bulletin. While the decline in overall volume was slight, there was a greater decline in North American Hemlock and Douglas fir volumes. These species were 5.9 percent lower in December 2018 compared to November 2018 which has positive implications for demand at the start of 2019 as suppliers will need to re-build depleted inventories. Total North American volumes increased in 2018 by 3 percent over 2017 despite retaliatory tariffs imposed by the Chinese government against U.S. imports. In addition, exchange rates also have an effect on our export business to China. A weaker yuan relative to the U.S. dollar reduces the competitiveness of U.S. logs relative to those imported from other countries whose currencies have not appreciated in a similar manner. During 2018, the yuan weakened relative to the U.S. dollar, which affects the competitiveness of our export logs to China.
In Japan, housing starts for November year to date for 2018 were down 2.7 percent from the same period in 2017 while the key Post and Beam segment was 0.8 percent lower in the first 11 months of 2018 compared to 2017.
We expect demand from China and Japan in 2019 to be similar to demand experienced in 2018.
Our Real Estate & ENR segment is affected by the health of the U.S. economy and especially the U.S. housing sector of the economy. According to the Realtors Land Institute (RLI) of the National Association of Realtors, the dollar volume of rural properties sold, including timber, grew 2 percent in 2018, and per acre prices were also up 2 percent on average. Additionally, RLI expects these trends to continue with prices and volumes of land transactions forecast to rise 3 percent in 2019.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 36

FINANCIAL PERFORMANCE SUMMARY
Net Sales by Segment
Contribution to Earnings by Segment

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 37

SOFTWOOD LUMBER AGREEMENT
We operate a total of 19 softwood lumber mills with a total capacity of approximately 5 billion board feet. Three of these mills, located in Canada, produce approximately 900 million board feet annually, and sell products in Canada, Asia, and the U.S.
In April 2017, the U.S. Department of Commerce announced a preliminary determination that it would implement countervailing duties (CVD) on Canadian softwood lumber shipments to the U.S at the rate of 19.88 percent with a 90 day retroactive period. The preliminary countervailing duties were suspended in August 2017, at which time we effectively stopped accruing for the expense. The suspension of the countervailing duties was set to last until the US International Trade Commission reached its final determination of injury, which was issued in December 2017.
In June 2017, the U.S. Department of Commerce announced a preliminary determination that it would implement anti-dumping duties (AD) on Canadian softwood lumber shipments to the U.S. at the rate of 6.87 percent with a 90 day retroactive period.
Affirmative final determinations by the Department of Commerce (DOC) and the US International Trade Commission (USITC) in December 2017 issued CVD and AD duty orders on certain softwood lumber products from Canada. Based on these determinations, the CVD rate applicable to Weyerhaeuser is 14.19 percent and is assessed on entries of softwood lumber from Canada for consumption on or after April 28, 2017. The AD rate applicable to Weyerhaeuser is 6.04 percent and is assessed on entries of softwood lumber from Canada for consumption on or after June 30, 2017.
For the years ended December 31, 2018 and December 31, 2017, we have expensed CVD and AD duties at the final published rates totaling $21 million and $7 million, respectively. These costs are recorded in "Costs of sales" within the Wood Products segment.

RESULTS OF OPERATIONS
In reviewing our results of operations, it is important to understand these terms:

•	Sales realizations refer to net selling prices — this includes selling price plus freight minus normal sales deductions;

•	Net contribution to earnings refers to earnings (loss) attributable to Weyerhaeuser shareholders before interest expense and income taxes.
Our merger with Plum Creek during first quarter 2016 affected the comparability of our consolidated operating results with 2016. Our results do not include pre-merger results of Plum Creek operations from January 1, 2016 through February 19, 2016.

CONSOLIDATED RESULTS
HOW WE DID IN 2018
Summary of Financial Results

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES
				AMOUNT OF CHANGE
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Net sales	$7,476	$7,196	$6,365	$280	$831
Costs of sales	$5,592	$5,298	$4,980	$294	$318
Operating income	$1,394	$1,131	$822	$263	$309
Earnings from discontinued operations, net of tax	$—	$—	$612	$—	$(612)
Net earnings attributable to Weyerhaeuser common shareholders	$748	$582	$1,005	$166	$(423)
Basic earnings per share attributable to Weyerhaeuser common shareholders	$0.99	$0.77	$1.40	$0.22	$(0.63)
Diluted earnings per share attributable to Weyerhaeuser common shareholders	$0.99	$0.77	$1.39	$0.22	$(0.62)
COMPARING 2018 WITH 2017
Net Sales
Net sales increased $280 million — 4 percent — primarily due to:

•	Wood Products segment net sales to unaffiliated customers increased $281 million, primarily attributable to increased sales realizations across all product lines; and

•	Real Estate & ENR segment net sales to unaffiliated customers increased $26 million primarily attributable to increased acres sold.
These increases were offset by a decrease in Timberlands segment net sales to unaffiliated customers by $27 million, primarily attributable to decreased revenue resulting from the divestiture of our Uruguayan operations in third quarter 2017, partially offset by an increase in Western log sales realizations.
Costs of Sales
Costs of sales increased $294 million — 6 percent — primarily due to increased log and fiber costs within our Wood Products and Timberlands segments as well as an increase in acres sold coupled with higher per acre basis of real estate sold within our Real Estate and ENR segment. Refer to additional analysis of fluctuations within our Timberlands, Real Estate, Energy and Natural Resources and Wood Products discussion below.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 38

Operating Income
Operating income increased $263 million — 23 percent — primarily due to:

•	$290 million decrease in charges for product remediation; and

•
$147 million decrease in charges related to a noncash pretax impairment in 2017, with no similar charges in 2018. This impairment was a result of our agreement to sell our Uruguayan operations, as announced during June 2017 (refer to Note 18: Charges for Integration and Restructuring, Closures and Asset Impairments in the Notes to Consolidated Financial Statements).

These increases were partially offset by the following:

•
$99 million gain recorded in fourth quarter 2017 that did not occur in 2018 as a result of the sale of land in our Southern timberlands region to Twin Creeks (refer to Note 9: Related Parties in the Notes to Consolidated Financial Statements for further details);

•	$37 million decrease in environmental remediation insurance recoveries received; and

•	$14 million decreased consolidated gross margin, as described above.
Net Earnings Attributable to Weyerhaeuser Common Shareholders
Net earnings attributable to Weyerhaeuser common shareholders increased $166 million — 29 percent — primarily due to:

•	a $263 million increase to operating income, as described above;

•	a $75 million decrease in income tax expense; and

•	an $18 million decrease in interest expense, net of capitalized interest.

These increases to net earnings were partially offset by a $200 million decrease due to a noncash pretax settlement charge related to our U.S. qualified pension plan lump sum offer (refer to Note 10: Pension and Other Postretirement Benefit Plans in the Notes to Consolidated Financial Statements)
COMPARING 2017 WITH 2016
Net Sales
Net sales increased $831 million — 13 percent — primarily due to:

•
Wood Products net sales to unaffiliated customers increased $640 million primarily attributable to increased sales realizations across all product lines, as well as increased sales volumes within our oriented strand board, engineered I-joists, medium density fiberboard, and our engineered solid section product lines. Additionally, upon completion of the sales of our former Cellulose Fibers businesses, chips previously sold to Cellulose Fibers are now sales to unaffiliated customers. Refer to Note 4: Discontinued Operations and Other Divestitures in the Notes to Consolidated Financial Statements for further details regarding these divestitures.

•
Timberlands net sales to unaffiliated customers increased $137 million, which is primarily attributable to increased Southern and Other (includes our Canadian operations and timberlands included in the Twin Creeks Venture) delivered log sales volumes, as well as, an increase in Western log sales prices.

•	Real Estate & ENR net sales to unaffiliated customers increased $54 million attributable to an increase in timberlands acres sold in Real Estate and an increase in royalties.
Costs of Sales
Costs of sales increased $318 million — 6 percent — primarily due to increased sales volumes within our Wood Products segment, as described above. Refer to additional analysis of fluctuations within our Timberlands, Real Estate, Energy and Natural Resources and Wood Products discussion below.
Operating Income
Operating income increased $309 million — 38 percent — primarily due to:

•	an increase to consolidated gross margin of $513 million, as described above;

•	an increase in other operating income, net of $75 million, which is primarily attributable to:

–
a $99 million gain recorded in fourth quarter 2017 as a result of the sale of land in our Southern timberlands region to Twin Creeks (refer to Note 9: Related Parties in the Notes to Consolidated Financial Statements for further details);

–a $42 million benefit related to environmental remediation insurance recoveries received in 2017; and

–
a $44 million decrease in gains on disposition of nonstrategic assets, primarily attributable to a $36 million pretax gain recognized in the first quarter of 2016 on the sale of our Federal Way, Washington headquarters campus (refer to Note 20: Other Operating Costs (Income), Net in the Notes to Consolidated Financial Statements for further information).

These increases were partially offset by the following:

•
the addition of $290 million in charges (recoveries) for product remediation, net in 2017, as there were no similar charges during 2016. Refer to Note 19: Charges (Recoveries) for Product Remediation, Net in the Notes to Consolidated Financial Statements for further information.

•
a $24 million increase in charges for integration and restructuring, closures and asset impairments, which is primarily attributable to a $147 million noncash impairment charge recognized during second quarter 2017 in relation to the divestiture of our Uruguayan operations. This was partially offset by a $112 million decrease in charges related to our merger with Plum Creek. Refer to Note 18: Charges for Integration and Restructurings, Closures and Asset Impairments in the Notes to Consolidated Financial Statements for further details regarding the impairment as well as the Plum Creek merger related costs.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 39

Net Earnings Attributable to Weyerhaeuser Common Shareholders
Our net earnings attributable to Weyerhaeuser common shareholders decreased $423 million — 42 percent — compared to 2016. Excluding earnings from discontinued operations, net of tax, net earnings attributable to Weyerhaeuser common shareholders increased $189 million — 48 percent — primarily due to the increase in Operating income, as explained above. The increases in operating income were partially offset by a $110 million increase in expense related to non-operating pension and other postretirement benefits (costs) credits due to a decrease in the expected return on our plan assets as well as an increase in the amortization of actuarial losses.
Earnings from discontinued operations, net of tax, decreased $612 million — 100 percent — as all discontinued operations were sold in 2016.

TIMBERLANDS
HOW WE DID IN 2018
We report sales volume and annual production data for our Timberlands segment in Our Business/What We Do/Timberlands.
Net Sales and Net Contribution to Earnings for Timberlands

DOLLAR AMOUNTS IN MILLIONS
				AMOUNT OF CHANGE
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Net sales to unaffiliated customers:
Delivered logs(1):
West	$987	$915	$865	$72	$50
South	625	616	566	9	50
North	99	95	91	4	4
Other	41	59	38	(18)	21
Total	1,752	1,685	1,560	67	125
Stumpage and pay-as-cut timber	59	73	85	(14)	(12)
Uruguay operations(2)	—	63	79	(63)	(16)
Recreational and other lease revenue	59	59	44	—	15
Other products(3)	45	62	37	(17)	25
Subtotal sales to unaffiliated customers	1,915	1,942	1,805	(27)	137
Intersegment sales:
United States	537	520	590	17	(70)
Other	265	242	250	23	(8)
Subtotal intersegment sales	802	762	840	40	(78)
Total segment sales	2,717	2,704	2,645	13	59
Costs of sales	$2,052	$2,043	$2,054	$9	$(11)
Operating income and Net contribution to earnings	$583	$532	$499	$51	$33
(1) The Western region includes Oregon and Washington. The Southern region includes Alabama, Arkansas, Georgia, Florida, Louisiana, Mississippi, North Carolina, Oklahoma, South Carolina, Texas and Virginia. The Northern region includes Maine, Michigan, Montana, New Hampshire, Vermont, West Virginia and Wisconsin. Other includes our Canadian operations and the timberlands of the Twin Creeks Venture that we managed. (Our management agreement for the Twin Creeks Venture began in April 2016 and terminated in December 2017. For additional information see Note 9: Related Parties in the Notes to Consolidated Financial Statements.
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

COMPARING 2018 WITH 2017
Net Sales — Unaffiliated Customers
Net sales to unaffiliated customers decreased $27 million — 1 percent — primarily due to the following:

•	$63 million decreased net sales resulting from the divestiture of our Uruguayan operations in third quarter 2017;

•	$18 million decreased net sales primarily attributable to lower sales volumes resulting from the termination of our management agreement for the Twin Creeks Venture in fourth quarter 2017; and

•	$17 million decreased net sales from Other products sold.
These decreases were partially offset by a $72 million increase in Western log sales attributable to a 13 percent increase in Western log sales realizations, partially offset by a 4 percent decrease in delivered logs sales volumes.
Intersegment Sales
Intersegment sales increased $40 million — 5 percent — primarily due to an increase in Western log sales realizations, as explained above.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 40

Costs of Sales
Costs of sales increased $9 million — less than 1 percent — primarily due to increased sourcing costs, driving a $96 million increase in the West, an $18 million increase in our Canadian operations and a $6 million increase in the South.
The increases were partially offset by a $109 million decrease in costs of sales from our Uruguayan operations, which were divested in third quarter 2017, and the termination of our management agreement for the Twin Creeks Venture in fourth quarter 2017. Refer to Note 4: Discontinued Operations and Other Divestitures in the Notes to Consolidated Financial Statements for further details
Operating Income and Net Contribution to Earnings
Operating income and net contribution to earnings increased $51 million — 10 percent — primarily due to a $147 million noncash pretax impairment charge recorded in 2017 (no similar charge was recorded in 2018). This impairment was a result of our agreement to sell our Uruguayan operations, as announced during June 2017 (refer to Note 18: Charges for Integration and Restructuring, Closures and Asset Impairments in the Notes to Consolidated Financial Statements for further details).
This was partially offset by a $99 million gain in 2017 as a result of the sale of land in our Southern timberlands region to Twin Creeks, with no similar gain recorded in 2018 (refer to Note 9: Related Parties in the Notes to Consolidated Financial Statements for further details).
COMPARING 2017 WITH 2016
Net Sales — Unaffiliated Customers
Net sales to unaffiliated customers increased $137 million — 8 percent — primarily due to:

•	a $50 million increase in Southern log sales attributable to a 12 percent increase in delivered logs sales volumes, partially offset by a 3 percent decrease in Southern log prices;

•	a $50 million increase in Western log sales attributable to a 12 percent increase in Western log prices, partially offset by a 6 percent decrease in delivered logs sales volumes;

•
a $25 million increase in Other products, primarily attributable to increased chips sales to unaffiliated customers (prior to our 2016 divestitures of our Cellulose Fibers businesses, chips sales were primarily intersegment sales); and

•	a $21 million increase in Other delivered logs, primarily due to a 55 percent increase in delivered logs sales volumes.
These increases were partially offset by a $16 million decrease in our Uruguayan operations, primarily attributable to the divestiture that occurred during third quarter 2017. Refer to Note 4: Discontinued Operations and Other Divestitures in the Notes to Consolidated Financial Statements.
Intersegment Sales
Intersegment sales decreased $78 million — 9 percent — due to a decrease in chip and log intersegment sales, which were previously sold to our former Cellulose Fibers business segment. The businesses within this segment were divested during the second half of 2016. Refer to Note 4: Discontinued Operations and Other Divestitures in the Notes to Consolidated Financial Statements for further information on these divestitures.
Costs of Sales
Costs of sales decreased $11 million — 1 percent — primarily due to:

•
a $23 million decrease due to the divestiture of our Uruguayan operations in third quarter 2017. Refer to Note 4: Discontinued Operations and Other Divestitures in the Notes to Consolidated Financial Statements for further details; and

•	a $16 million decrease in the West, attributable to a decrease in delivered logs sales volumes.
These decreases were partially offset by a $19 million increase in Canada primarily attributable to an increase in delivered logs sales volumes.
Operating Income and Net Contribution to Earnings
Operating income and net contribution to earnings increased $33 million — 7 percent — primarily due to:

•
a $99 million gain recorded in fourth quarter 2017 as a result of the sale of land in our Southern timberlands region to Twin Creeks (refer to Note 9: Related Parties in the Notes to Consolidated Financial Statements for further details); and

•	a $70 million increase in gross margin, as explained above.
These increases were partially offset by a $147 million noncash pretax impairment charge recognized in relation to the divestiture of our Uruguayan operations. Refer to Note 18: Charges for Integration and Restructuring, Closures and Asset Impairments in the Notes to Consolidated Financial Statements for further details of this impairment.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 41

REAL ESTATE, ENERGY AND NATURAL RESOURCES
HOW WE DID IN 2018
We report acres sold and average price per acre for our Real Estate, Energy and Natural Resources segment in Our Business/What We Do/Real Estate, Energy and Natural Resources.
Net Sales and Net Contribution to Earnings for Real Estate, Energy and Natural Resources

DOLLAR AMOUNTS IN MILLIONS
				AMOUNT OF CHANGE
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Net sales to unaffiliated buyers:
Real estate	$229	$208	$172	$21	$36
Energy and natural resources	77	72	54	5	18
Subtotal sales to unaffiliated buyers	306	280	226	26	54
Intersegment sales	1	1	1	—	—
Total segment sales	$307	$281	$227	$26	$54
Costs of sales	$155	$110	$134	$45	$(24)
Operating income	$126	$145	$53	$(19)	$92
Interest income and other	1	1	2	—	(1)
Net contribution to earnings	$127	$146	$55	$(19)	$91

The timing of real estate sales is a function of many factors, including:

•	the general state of the economy,

•	demand in local real estate markets,

•	the ability to obtain entitlements,

•	the ability of buyers to obtain financing,

•	the number of competing properties listed for sale,

•	the seasonal nature of sales (particularly in the northern states),

•	the plans of adjacent landowners,

•	our expectations of future price appreciation,

•	the timing of harvesting activities, and

•	the availability of government and not-for-profit funding (especially for conservation sales).
In any period, the average sales price per acre will vary based on the location and physical characteristics of parcels sold.
COMPARING 2018 WITH 2017
Net Sales — Unaffiliated Buyers
Net sales to unaffiliated buyers increased $26 million — 9 percent — primarily attributable to increased acres sold, partially offset by a decrease in the average price per acre sold.
Costs of Sales
Costs of sales increased $45 million — 41 percent — primarily attributable to an increase in acres sold, as discussed above, as well as a higher per acre basis of real estate sold due to the regional mix of properties sold.
Net Contribution to Earnings
Net contribution to earnings decreased $19 million — 13 percent — attributable to the decrease in gross margin, discussed above.

COMPARING 2017 WITH 2016

Net Sales — Unaffiliated Buyers
Net sales to unaffiliated buyers increased $54 million — 24 percent — primarily due to:

•	a $36 million increase in net real estate sales primarily attributable to an 18 percent increase in volume of timberlands acres sold; and

•
a $18 million increase in net energy and natural resources sales primarily attributable to the increased operations acquired during our merger with Plum Creek. Our 2017 operations include a full twelve months of combined operations as compared to ten months of combined operations in 2016. The increase is further attributable to increases in royalties.

Costs of Sales
Costs of sales decreased $24 million — 18 percent — primarily due to the mix of properties sold in 2017 compared to 2016.
Net Contribution to Earnings
Net contribution to earnings increased $91 million — 165 percent — primarily due to increased gross margin discussed above. Additionally, our 2016 results include a $15 million asset impairment charge recorded for development projects. No comparable impairment charges were recorded within this segment during 2017.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 42

WOOD PRODUCTS
HOW WE DID IN 2018
We report sales volume and annual production data for our Wood Products segment in Our Business/What We Do/Wood Products.
Net Sales and Net Contribution to Earnings for Wood Products

DOLLAR AMOUNTS IN MILLIONS
				AMOUNT OF CHANGE
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Net sales:
Structural lumber	$2,258	$2,058	$1,839	$200	$219
Oriented strand board	891	904	707	(13)	$197
Engineered solid section	521	500	450	21	50
Engineered I-joists	336	336	290	—	46
Softwood plywood	200	176	174	24	2
Medium density fiberboard	177	183	158	(6)	25
Other products produced (1)	288	276	201	12	75
Complementary building products	584	541	515	43	26
Total segment sales	$5,255	$4,974	$4,334	$281	$640
Costs of sales	$4,186	$3,880	$3,688	$306	$192
Operating income and Net contribution to earnings	$838	$569	$512	$269	$57
(1) Includes wood chips and other byproducts.
COMPARING 2018 WITH 2017
Net Sales
Net sales increased $281 million — 6 percent — primarily due to:

•	$200 million increased structural lumber sales attributable to a 9 percent increase in average sales realizations and a 1 percent increase in sales volumes;

•	$43 million increased complementary building products sales due to higher realizations;

•	$24 million increased softwood plywood sales due to a 12 percent increase in realizations;

•	$21 million increased engineered solid section attributable to an 8 percent increase in average sales realizations, partially offset by a 3 percent decrease in sales volumes; and

•	$12 million increased other products produced due to a 4 percent increase in chip sales.

These increases were partially offset by a $13 million decrease in oriented strand board sales primarily attributable to a 5 percent decrease in sales volumes, partially offset by a 4 percent increase in average sales realizations.
As described in Economic and Market Conditions Affecting Our Operations, pricing for wood products, especially within the structural lumber and oriented strand board product lines, has experienced heightened volatility during 2018. The sales realizations discussed above reflect full year averages for each period.
Costs of Sales
Costs of sales increased $306 million — 8 percent — primarily attributable to increased log and fiber costs across all product lines in the West and Canada.
Operating Income and Net Contribution to Earnings
Operating income and net contribution to earnings increased $269 million — 47 percent — primarily due to a $290 million decrease in charges for product remediation. See Note 19: Charges (Recoveries) for Product Remediation, Net in the Notes to Consolidated Financial Statements for further detail.
This increase was partially offset by the change in gross margin, as discussed above.
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

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 43

•
a $75 million increase in other products produced, primarily attributable to increased chip sales. Chips were previously sold to our former Cellulose Fibers segment and were therefore considered intersegment sales until the sale of our Cellulose Fibers businesses which occurred in the second half of 2016. Upon completion of these divestitures, chips sold to those businesses were considered sales to unaffiliated customers. (Refer to Note 4: Discontinued Operations and Other Divestitures in the Notes to Consolidated Financial Statements for further details regarding these divestitures.);

•	a $50 million increase in engineered solid section, primarily attributable to an 8 percent increase in sales volumes as well as a 3 percent increase in average sales realizations; and

•	a $46 million increase in engineered I-joists, primarily attributable to a 13 percent increase in sales volume as well as a 3 percent increase in average sales realizations.
Costs of Sales
Costs of sales increased $192 million — 5 percent — primarily attributable to an overall increase in sales volumes, as discussed above. This increase was offset by the mix of products sold during 2017 compared to 2016.
Operating Income and Net Contribution to Earnings
Operating income and net contribution to earnings increased $57 million — 11 percent — primarily due to increased gross margin, as discussed above. This was partially offset by:

•
the $290 million addition of charges (recoveries) for product remediation, net in 2017, as there were no similar charges during 2016 (refer to Note 19: Charges (Recoveries) for Product Remediation, Net in the Notes to Consolidated Financial Statements for further information).

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

•	a $7 million increase in other operating costs, net, related to countervailing and anti-dumping duties. Refer to Softwood Lumber Agreement for further information regarding these regulations.

•
a  $6 million impairment on nonstrategic assets recognized during third quarter 2017. Refer to Note 18: Charges for Integration and Restructuring, Closures and Asset Impairments in the Notes to Consolidated Financial Statements for further detail.

UNALLOCATED ITEMS
Unallocated Items are gains or charges related to company level initiatives or previous businesses that are not allocated to our current business segments. They include a portion of items such as:

•	share-based compensation,

•	pension and postretirement costs,

•	elimination of intersegment profit in inventory and LIFO,

•	foreign exchange transaction gains and losses resulting from changes in exchange rates primarily related to our U.S. dollar denominated cash and debt balances that are held by our Canadian subsidiary,

•	interest income and other, and

•	legacy obligations, such as environmental remediation and workers compensation.
Net Contribution to Earnings for Unallocated Items

DOLLAR AMOUNTS IN MILLIONS
				AMOUNT OF CHANGE
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Unallocated corporate function and variable compensation expense	$(84)	$(73)	$(87)	$(11)	$14
Liability classified share-based compensation	10	(9)	(3)	19	(6)
Foreign exchange gain (loss)	3	1	6	2	(5)
Elimination of intersegment profit in inventory and LIFO	6	(20)	(18)	26	(2)
Charges for integration and restructuring, closures and asset impairments	—	(34)	(148)	34	114
Other	(88)	20	8	(108)	12
Operating income (loss)	$(153)	$(115)	$(242)	$(38)	$127
Non-operating pension and other postretirement benefit credits (costs)	(272)	(62)	48	(210)	(110)
Interest income and other	59	39	63	20	(24)
Net contribution to earnings	$(366)	$(138)	$(131)	$(228)	$(7)
Unallocated Items in 2018 include:

•
an increase in non-operating pension and other postretirement benefit credits (costs) primarily due to a pension settlement charge related to our U.S. qualified pension plan (refer to Note 10: Pension and Other Postretirement Benefit Plans in the Notes to Consolidated Financial Statements ) — $200 million; and

•
an increase in other related to charges during first quarter 2018 for environmental remediation (refer to Note 15: Legal Proceedings, Commitments and Contingencies in the Notes to Consolidated Financial Statements) — $28 million.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 44

Unallocated Items in 2017 include:

•
an increase in expense related to non-operating pension and other postretirement benefit credits (costs) due to a decrease in the expected return on our plan assets as well as an increase in the amortization of actuarial losses — $110 million;

•	a benefit in other primarily related to environmental remediation insurance recoveries received in 2017 — $42 million; and

•
decreased charges recognized in 2017 related to our merger with Plum Creek (refer to Note 18: Charges for Integration and Restructuring, Closures and Asset Impairments in the Notes to Consolidated Financial Statements) — $112 million.

Unallocated Items in 2016 include:

•
charges recognized in 2016 related to our merger with Plum Creek (refer to Note 18: Charges for Integration and Restructuring, Closures and Asset Impairments in the Notes to Consolidated Financial Statements) — $146 million;

•	an increase in unallocated corporate function expenses primarily as a result of retaining costs allocated to our former Cellulose Fibers segment — $23 million; and

•	a gain related to the sale of our Federal Way, Washington headquarters campus, which is recorded in other operating costs (income), net in our Consolidated Statement of Operations – $36 million.

INTEREST EXPENSE
Our net interest expense incurred for the last three years was:

•	$375 million in 2018,

•	$393 million in 2017 and

•	$431 million in 2016.

Interest expense decreased by $18 million in 2018 as compared to 2017 primarily due to a decrease in the average outstanding long-term and current debt balance in 2018 compared to 2017.

INCOME TAXES
As a REIT, we generally are not subject to federal corporate level income taxes on REIT taxable income that is distributed to shareholders. Historical distributions to shareholders, including amounts and tax characteristics, for the years ended December 31 are summarized in the table below.

AMOUNTS PER SHARE
	2018	2017	2016
Preference - capital gain distribution	$—	$—	$1.59
Common - capital gain distribution	$1.32	$1.25	$1.24
The table below summarizes the items of tax preference for alternative minimum tax (AMT) purposes which have been apportioned to shareholders for the years ended December 31. The recently enacted Tax Cuts and Jobs Act (Tax Act) (see below) eliminated the corporate alternative minimum tax adjustment to shareholders beginning with the 2018 tax year.

AMOUNTS PER SHARE
	2018	2017	2016
Preference - AMT	$—	$—	$0.0120
Common - AMT	$—	$0.0097	$0.0094
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
On December 22, 2017, H.R. 1, commonly known as the Tax Cuts and Jobs Act (Tax Act), was enacted. The Tax Act contains significant changes to corporate taxation, including the reduction of the corporate tax rate from 35 percent to 21 percent, increased deductions for capital spending and limitations on interest expense deductions. The Tax Act does not affect our REIT status or the provisions that allow us to pay capital gain dividends to our shareholders.
As a result of the reduction in the corporate tax rate, we revalued our deferred tax assets and liabilities and recorded a tax expense of $74 million during 2017, which reduced our net deferred tax asset.
Our provision (benefit) for income taxes for our continuing operations over the last three years was:

•	$59 million in 2018,

•	$134 million in 2017 and

•	$89 million in 2016.
During 2018, we recorded a $41 million tax benefit related to contributions made to our pension plan and deducted on our 2017 U.S. federal tax return and a $21 million tax charge related to a tax settlement charge.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 45

During 2017, we recorded a $22 million tax benefit related to the repatriation of Canadian earnings.
During 2016, we recorded a $24 million tax charge related to the repatriation of Canadian earnings.
See also Note 21: Income Taxes in Notes to Consolidated Financial Statements, which outlines the major components related to our income tax provision.

LIQUIDITY AND CAPITAL RESOURCES
We are committed to maintaining an appropriate capital structure that enables us to:

•	protect the interests of our shareholders and lenders and

•	have access to major financial markets.

CASH FROM OPERATIONS
Consolidated net cash provided by our operations was:

•	$1,112 million in 2018,

•	$1,201 million in 2017 and

•	$735 million in 2016 (includes continuing and discontinued operations).
COMPARING 2018 WITH 2017
Net cash provided by our operations decreased $89 million, primarily due to $303 million increased pension and postretirement contributions and benefit payments, which is primarily related to the $300 million voluntary contribution to our U.S. qualified pension plan in third quarter 2018 (refer to Note 10: Pension and Other Postretirement Benefit Plans in the Notes to Consolidated Financial Statements for further information).

This increased cash outflow was offset by a $96 million decrease in cash used for product remediation efforts (refer to Note 19: Charges (Recoveries) for Product Remediation, Net in the Notes to Consolidated Financial Statements) as well as increased cash provided by business operations.
COMPARING 2017 WITH 2016
Net cash provided by our operations increased $466 million, primarily due to:

•	a decrease in cash paid for income taxes of $316 million, which is primarily attributable to taxes paid in connection with our divestitures of our former Cellulose Fibers businesses during 2016;

•	a decrease in cash paid for interest of $65 million corresponding with our decreased average indebtedness during 2017 compared to 2016; and

•	increased cash flows from our business segments.

These items were partially offset by:

•	decreased operating cash flows from discontinued operations of $196 million; and

•	an increase of $192 million in cash used for product remediation efforts (refer to Note 19: Charges (Recoveries) for Product Remediation, Net in the Notes to Consolidated Financial Statements).
Pension Contributions and Benefit Payments Made and Expected
During 2018, we contributed a total of $381 million to our pension and postretirement plans, including a voluntary contribution of $300 million to our U.S. qualified plan. For 2019, we expect to contribute approximately $59 million to our pension and postretirement benefit plans. Refer to Note 10: Pension and Other Postretirement Benefit Plans in the Notes to Consolidated Financial Statements for further information.

INVESTING IN OUR BUSINESS
Cash from investing activities includes:

•	acquisitions of property, equipment, timberlands and reforestation and

•	proceeds from sale of assets and operations.
Consolidated net cash provided by (used in) investing activities was:

•	$(440) million in 2018,

•	$367 million in 2017 and

•	$2,559 million in 2016 (includes continuing and discontinued operations).

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 46

COMPARING 2018 WITH 2017
Net cash from investing activities decreased by $807 million primarily due to:

•
$403 million decrease in proceeds received from the divestiture of our Uruguay operations in 2017 as there was no similar transaction in 2018 (refer to Note 4: Discontinued Operations and Other Divestitures in the Notes to Consolidated Financial Statements for further details);

•
$203 million decrease in proceeds received from the sale of Southern timberlands, as there was no similar transaction in 2018 (refer to Note 9: Related Parties in the Notes to Consolidated Financial Statements for further details);

•
$108 million decrease in proceeds received from our redeemed 21 percent ownership interest in the Twin Creeks Venture, as there was no similar transaction in 2018 (refer to Note 9: Related Parties in the Notes to Consolidated Financial Statements for further details);

•	$57 million cash outflow for acquisitions of timberlands during 2018; and

•	$22 million decrease in proceeds received from sales of nonstrategic assets.
COMPARING 2017 WITH 2016
Net cash from investing activities decreased $2.2 billion primarily due to:

•
a $2.1 billion decrease in net proceeds from the disposition of discontinued and other operations, primarily attributable to the proceeds received from the divestitures of our Cellulose Fibers businesses in 2016 — $2.5 billion — compared to the proceeds received for the divestiture of our Uruguayan operations in 2017 —$403 million (refer to Note 4: Discontinued Operations and Other Divestitures in the Notes to Consolidated Financial Statements for further details);

•
a decrease of $440 million in proceeds received for our contribution of timberlands to Twin Creeks Venture in 2016 (refer to Note 9: Related Parties in the Notes to Consolidated Financial Statements for further details); and

•	a decrease of $78 million in proceeds from sales of nonstrategic assets.
This activity was partially offset by:

•
$311 million in combined proceeds from the sale of land in our Southern timberlands region to Twin Creeks as well as the redemption of our ownership interest in Twin Creeks, both of which occurred during fourth quarter 2017 (refer to Note 9: Related Parties in the Notes to Consolidated Financial Statements for further details); and

•	a $91 million decrease in capital expenditures primarily attributable to the divestiture of our Cellulose Fibers business in 2016.

Three-Year Summary of Capital Spending by Business Segment

DOLLAR AMOUNTS IN MILLIONS
	2018	2017	2016
Timberlands	$117	$115	$116
Real Estate & ENR	—	2	1
Wood Products	306	299	297
Unallocated Items	4	3	11
Discontinued operations	—	—	85
Total	$427	$419	$510
We expect our net capital expenditures for 2019 to be approximately $400 million. The amount we spend on capital expenditures could change due to:

•	future economic conditions,

•	environmental regulations,

•	changes in the composition of our business,

•	weather and

•	timing of equipment purchases.

FINANCING
Cash from financing activities includes:

•	issuances and payments of debt,

•	borrowings and payments under revolving lines of credit,

•	proceeds from stock offerings and option exercises and

•	payments for cash dividends and repurchasing stock.
Consolidated net cash used in financing activities was:

•	$1,162 million in 2018,

•	$1,420 million in 2017 and

•	$3,630 million in 2016 (includes continuing and discontinued operations).

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 47

COMPARING 2018 WITH 2017
Net cash used in financing activities decreased $258 million in 2018, primarily due to the following:

•	$769 million decrease in cash paid for long-term debt; and

•	$425 million increase in net cash received related to borrowings on our line of credit. No borrowings on our line of credit were paid in 2018.
These were offset by the following:

•	$366 million cash used to repurchase common shares in 2018 with no similar activity in 2017;

•	$225 million cash proceeds from issuance of long-term debt received in 2017 with no similar activity in 2018;

•	$209 million payments on debt held by variable interest entities in 2018;

•	$76 million decreased cash received from exercise of stock options; and

•	$54 million increased cash used for payment of dividends.
See Note 13: Long-Term Debt in the Notes to Consolidated Financial Statements for more information about the long-term debt discussed above.
See Note 12: Lines of Credit in the Notes to Consolidated Financial Statements for more information about the line of credit discussed above.
Refer to Note 9: Related Parties in the Notes to Consolidated Financial Statements for information regarding the nonrecourse debt held by our Variable Interest Entities (VIEs).
COMPARING 2017 WITH 2016
Net cash used in financing activities decreased $2,210 million in 2017, primarily due to:

•	a decrease of $2,003 million related to cash used to repurchase common shares during 2016; and

•	a decrease of $1,592 million in cash used for payments on long-term debt.
This activity was partially offset by a $1,473 million decrease in cash received from the issuance of new long-term debt.
LONG-TERM DEBT
Our consolidated long-term debt (including current portion) was:

•	$5.9 billion as of December 31, 2018,

•	$6.0 billion as of December 31, 2017, and

•	$6.6 billion as of December 31, 2016.
The decrease in our long-term debt during 2018 is attributable to the payment of our $62 million 7.00 percent debenture at maturity.
The decrease in our long-term debt during 2017 is attributable to the following activity:

•
We prepaid a $550 million variable-rate term loan during July 2017, which was originally set to mature in 2020 (2020 term loan). The 2020 term loan was repaid using available cash of $325 million as well as borrowing proceeds from a new $225 million variable-rate term loan set to mature in 2026.

•	We paid our $281 million 6.95 percent debenture during August 2017.
We have $500 million of long-term debt scheduled to mature during fourth quarter 2019.
See Note 13: Long-Term Debt in the Notes to Consolidated Financial Statements for more information about the long-term debt discussed above.
Refer to Note 9: Related Parties in the Notes to Consolidated Financial Statements for information regarding the nonrecourse debt held by our Variable Interest Entities (VIEs).
REVOLVING CREDIT FACILITIES
During March 2017, we entered into a $1.5 billion five-year senior unsecured revolving credit facility that expires in March 2022. This replaced a $1 billion senior unsecured revolving credit facility that was set to expire September 2018. Borrowings are at LIBOR plus a spread or at other interest rates mutually agreed upon between the borrower and the lending banks. As of December 31, 2018, we had $425 million of outstanding borrowings on the revolving credit facility and had an additional $1,075 million available. There were no borrowings outstanding as of December 31, 2017. We were in compliance with the revolving credit facility covenants as of December 31, 2018 and December 31, 2017.
Weyerhaeuser Covenants:
Key covenants related to Weyerhaeuser Company include the requirement to maintain:

•	a minimum total adjusted shareholders' equity of $3.0 billion and

•	a defined debt-to-total-capital ratio of 65 percent or less.
Weyerhaeuser Company’s total adjusted shareholders' equity is comprised of:

•	total Weyerhaeuser shareholders’ equity,

•	excluding accumulated comprehensive income (loss),

•	minus Weyerhaeuser Company’s investment in our unrestricted subsidiaries.
Total Weyerhaeuser Company capitalization is comprised of:

•	total Weyerhaeuser Company debt

•	plus total adjusted shareholders' equity.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 48

As of December 31, 2018, Weyerhaeuser Company had:

•	a defined total adjusted shareholders' equity of $9.9 billion and

•	a defined debt-to-total-capital ratio of 39.09 percent.
Bank and private note agreements that were assumed by Weyerhaeuser in the merger with Plum Creek were amended to materially conform key covenants with the covenants described above.
When calculating compliance in accordance with financial debt covenants as of December 31, 2017, we excluded the full amount of accumulated other comprehensive loss of $1,562 million. When calculating compliance in accordance with financial debt covenants as of December 31, 2018, we excluded the full amount of accumulated other comprehensive loss of $1,152 million. See Note 16: Shareholder's Interest in the Notes to Consolidated Financial Statements.
There are no other significant financial debt covenants related to our third-party debt. See Note 12: Lines of Credit in the Notes to Consolidated Financial Statements for more information.
CREDIT RATINGS
Upon completion of our merger with Plum Creek on February 19, 2016, S&P changed our long-term issuer credit ratings from BBB to BBB-. However, on May 9, 2017, S&P upgraded our long-term issuer credit ratings from BBB- back to BBB. There were no changes to our credit ratings in 2018.
OPTION EXERCISES
Our cash proceeds from the exercise of stock options were:

•	$52 million in 2018,

•	$128 million in 2017 and

•	$61 million in 2016.
Our average stock price was $33.30, $33.61 and $30.01 in 2018, 2017 and 2016, respectively.
DIVIDENDS
We paid cash dividends on common shares of:

•	$995 million in 2018,

•	$941 million in 2017 and

•	$932 million in 2016.
Changes in the amount of dividends we paid were primarily due to:

•	an increase in our quarterly dividend from 32 cents per share to 34 cents per share in third quarter 2018; and

•	an increase in our quarterly dividend from 31 cents per share to 32 cents per share in fourth quarter 2017.
We paid cash dividends on preference shares of $22 million in 2016. As all preference shares were converted to common shares on July 1, 2016, we did not pay any cash dividends on preference shares during 2017 or 2018. See Note 16: Shareholder's Interest in the Notes to Consolidated Financial Statements for more information. Our dividends declared on preference shares were $79.69 cents per share in February and May 2016.
SHARE REPURCHASES
We repurchased 11 million shares for $366 million (including transaction fees) during the year ended December 31, 2018, under the 2016 Share Repurchase Authorization. We did not repurchase shares during the year ended December 31, 2017. There were no unsettled repurchases as of December 31, 2018. For information on share repurchases during 2018, see Note 16: Shareholders' Interest in the Notes to Consolidated Financial Statements.
OUR CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
More details about our contractual obligations and commercial commitments are in Note 10: Pension and Other Postretirement Benefit Plans, Note 13: Long-Term Debt, Note 15: Legal Proceedings, Commitments and Contingencies and Note 21: Income Taxes in the Notes to Consolidated Financial Statements.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 49

Significant Contractual Obligations as of December 31, 2018

DOLLAR AMOUNTS IN MILLIONS
			PAYMENTS DUE BY PERIOD
	TOTAL	LESS THAN 1 YEAR	1–3 YEARS	3–5 YEARS	MORE THAN 5 YEARS
Long-term debt obligations, including current portion (Note 13)(1)	$5,893	$500	$719	$1,876	$2,798
Borrowings on line of credit (Note 12)(2)	425	—	—	—	—
Interest(3)	2,684	357	634	551	1,142
Operating lease obligations	210	35	55	42	78
Purchase obligations(4)	440	135	147	79	79
Employee-related obligations(5)	367	127	42	28	73
Liabilities related to unrecognized tax benefits (Note 21)(6)	3	—	—	—	—
Total	$10,022	$1,154	$1,597	$2,576	$4,170
(1) Does not include nonrecourse debt held by our Variable Interest Entities (VIEs). See Note 9: Related Parties in the Notes to Consolidated Financial Statements for further information on our VIEs and the related nonrecourse debt.
(2) Our line of credit expires in 2022, at which time all outstanding amounts must be repaid. The timing of the repayment of the current outstanding balance is uncertain. See Note 12: Lines of Credit in the Notes to Consolidated Financial Statements for further information on our line of credit.
(3)  Amounts presented for interest payments assume that all long-term debt obligations outstanding as of December 31, 2018, will remain outstanding until maturity, and interest rates on variable-rate debt in effect as of December 31, 2018, will remain in effect until maturity.
(4) Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on the company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude arrangements that the company can cancel without penalty.
(5) The timing of certain of these payments will be triggered by retirements or other events. These payments can include workers' compensation, deferred compensation and banked vacation, among other obligations. When the timing of payment is uncertain, the amounts are included in the total column only. Minimum pension funding is required by established funding standards and estimates are not made beyond 2019. Estimated payments of contractually obligated postretirement benefits are not included due to the uncertainty of payment timing.
(6) We have recognized total liabilities related to unrecognized tax benefits of $3 million as of December 31, 2018. The timing of payments related to these obligations is uncertain; however, none of this amount is expected to be paid within the next year.

OFF-BALANCE SHEET ARRANGEMENTS
Off-balance sheet arrangements have not had — and are not reasonably likely to have — a material effect on our current or future financial condition, results of operations or cash flows. Note 9: Related Parties and Note 12: Lines of Credit in the Notes to Consolidated Financial Statements contain our disclosures of:

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

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 50

Details about our other significant accounting policies — what we use and how we estimate — are in Note 1: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.
PENSION AND POSTRETIREMENT BENEFIT PLANS
We sponsor several pension and postretirement benefit plans for our employees. Key estimates we use in accounting for the plans include our:

•	fair value of our plan assets,

•	expected long-term rate of return on plan assets and

•	discount rates.
At the end of every year, we review our key estimates with external advisers and make adjustments as appropriate. We use these estimates to calculate plan asset and liability information as of year-end as well as pension and postretirement expense for the following year. Actual experience that differs from our estimates or any changes in our estimates could have a significant effect on our financial position, results of operations and cash flows.
Fair Value of Plan Assets
Plan assets are assets of the pension plan trusts that fund the benefits provided under the pension plans. The fair value of our plan assets estimates the amount that would be received if we were to sell each asset in an orderly transaction between market participants at the reporting date. We estimate the fair value of these assets based on the information available during the year-end reporting process. In some cases, primarily private equity and hedge funds, the available information consists of net asset values as of an interim date, adjusted for known events occurring between the interim date and year-end.
We value the pension plan assets based on the observability of exit pricing inputs and classify pension plan assets based on the lowest level input that is significant to the fair value measurement of the pension plan assets in their entirety. These inputs are classified within the fair value hierarchy as follows:

•	Level 1: Inputs are unadjusted quoted prices for identical assets or liabilities traded in an active market.

•	Level 2: Inputs are quoted prices in non-active markets for which pricing inputs are observable either directly or indirectly at the reporting date.

•	Level 3: Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.
Assets that are measured at fair value using the net asset value per share as a practical expedient are not categorized within the fair value hierarchy.
In general, we value our pension plan assets, as follows:

•	cash and short-term investments are valued at cost, which approximates market;

•	fixed income investments are valued at exit prices quoted in the public market;

•	hedge funds, private equity funds and related fund units are valued based on the net asset value of the funds; and

•	derivative instruments are valued based upon valuation statements received from each derivative’s counterparty.

Assets that do not have readily available quoted prices in an active market require more judgment to value and have increased risk.
Expected Long-Term Rate of Return on Plan Assets
The expected long-term rate of return is our estimate of the long-term rate of return that our plan assets will earn. Our expected long-term rate of return is important in determining the net periodic benefit or cost we recognize for our plans.

After considering available information at the end of 2016, we determined that it was appropriate to reduce our assumption of long-term rate of return on plan assets from 9.0 percent for the year ended December 31, 2016, to 8.0 percent for the year ended December 31, 2017. This decision was based on a variety of factors, including the net compounded annual return achieved by our investment strategy and expected valuation levels in the global equity and credit markets. We continued to use an assumption of 8.0 percent for the year ended December 31, 2018.

As of the end of 2018, we have begun implementing a change in our asset strategy to an allocation that will more closely match the plan’s liability profile moving forward, resulting in a larger allocation of our assets into fixed income securities. With this change, we have determined that we will further reduce our assumption of long-term rate of return on plan assets to 7.0 percent for the year ended December 31, 2019.
Factors we considered include:

•	historical returns for a portfolio of assets similar to our expected allocation and

•	expected future performance of similar asset classes.
Our expected long-term rate of return is important in determining the net periodic benefit or cost we recognize for our plans. Every 50 basis point decrease in our expected long-term rate of return would increase expense or reduce a credit by approximately:

•	$14 million for our U.S. qualified pension plans and

•	$4 million for our Canadian registered pension plans.
The actual return on plan assets in any given year may vary from our expected long-term rate of return. Actual returns on plan assets affect the funded status of the plans. Differences between actual returns on plan assets and the expected long-term rate of return are reflected as adjustments to accumulated other comprehensive loss, a component of total equity.
Discount Rates
The discount rate is used to estimate the net present value of our plan obligations. Our discount rates as of December 31, 2018, are:

•	4.4 percent for our U.S. pension plans — compared with 3.7 percent at December 31, 2017;

•	4.2 percent for our U.S. postretirement plans — compared with 3.5 percent at December 31, 2017;

•	3.7 percent for our Canadian pension plans — compared with 3.5 percent at December 31, 2017; and

•	3.7 percent for our Canadian postretirement plans — compared with 3.4 percent at December 31, 2017.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 51

The discount rates are selected at the measurement date by matching current spot rates of high-quality corporate bonds with maturities similar to the timing of expected cash outflows for benefits.
Pension and postretirement benefit expenses for 2019 will be based on the 4.4 percent and 4.2 percent assumed discount rates for U.S. plans, respectively, and 3.7 percent assumed discount rates for the Canadian plans.
Our discount rates are important in determining the cost of our plans. A 50 basis point decrease in our discount rate would increase expense or reduce a credit by approximately:

•	$15 million for our U.S. qualified pension plans and

•	$5 million for our Canadian registered pension plans.

LONG-LIVED ASSETS
We review the carrying value of long-lived assets whenever an event or a change in circumstance ("a triggering event") indicates that the carrying value of the asset or asset group may not be recoverable through future operations. The carrying value is the original cost, less accumulated depreciation and any past impairments recorded. There were no significant triggering events during 2018.

If we evaluate recoverability, we are required to estimate future cash flows and residual values of the asset or asset groups. Key assumptions used in developing these estimates would include probability of alternative outcomes, product pricing, raw material costs, and product sales.

An impairment occurs when the carrying value of a long-lived asset is greater than the amount that could be recovered from the estimated future cash flows of the asset and greater than fair market value (the amount we could receive if we were to sell the asset). Key assumptions used in developing estimates of fair value would include the estimated future cash flows used to assess recoverability, discount rates, and probability of alternative outcomes.
CONTINGENT LIABILITIES
We are subject to lawsuits, investigations and other claims related to environmental, product and other matters, and are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses.
We record contingent liabilities when:

•	it becomes probable that we will have to make payments and

•	the amount of loss can be reasonably estimated.
Assessing probability of loss and estimating probable losses requires analysis of multiple factors, including:

•	historical experience,

•	evaluations of relevant legal and environmental regulations,

•	judgments about the potential actions of third-party claimants and courts and

•	consideration of potential environmental remediation methods.
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

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 52

Adjusted EBITDA by Segment

DOLLAR AMOUNTS IN MILLIONS
	2018	2017	2016
Timberlands	$902	$936	$865
Real Estate & ENR	264	241	189
Wood Products	987	1,017	641
	2,153	2,194	1,695
Unallocated Items	(121)	(114)	(112)
Total	$2,032	$2,080	$1,583

We reconcile Adjusted EBITDA to net earnings for the consolidated company and to operating income for the business segments, as those are the most directly comparable U.S. GAAP measures for each.

The table below reconciles Adjusted EBITDA by segment to net earnings during the year ended 2018:

DOLLAR AMOUNTS IN MILLIONS
	TIMBERLANDS	REAL ESTATE & ENR	WOOD PRODUCTS	UNALLOCATED ITEMS	TOTAL
Net earnings					$748
Interest expense, net of capitalized interest					375
Income taxes(1)					59
Net contribution to earnings	$583	$127	$838	$(366)	$1,182
Non-operating pension and other postretirement benefit costs (credits)(2)	—	—	—	272	272
Interest income and other(3)	—	(1)	—	(59)	(60)
Operating income	583	126	838	(153)	1,394
Depreciation, depletion and amortization	319	14	149	4	486
Basis of real estate sold	—	124	—	—	124
Special items included in operating income(4)	—	—	—	28	28
Adjusted EBITDA	$902	$264	$987	$(121)	$2,032
(1) Income taxes include special items consisting of a $41 million tax benefit related to our pension contribution and a $21 million tax adjustment charge.
(2) Non-operating pension and other postretirement benefit costs (credits) include a pretax special item of a $200 million noncash settlement charge related to our U.S. qualified pension plan lump sum offer.
(3) Interest income and other includes a pretax special item of a $13 million gain on sale of a nonstrategic asset.
(4) Operating income for Unallocated Items includes a pretax special item consisting of a $28 million environmental remediation expense.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 53

The table below reconciles Adjusted EBITDA by segment to net earnings during the year ended 2017:

DOLLAR AMOUNTS IN MILLIONS
	TIMBERLANDS	REAL ESTATE & ENR	WOOD PRODUCTS	UNALLOCATED ITEMS	TOTAL
Net earnings					$582
Interest expense, net of capitalized interest					393
Income taxes					134
Net contribution to earnings	$532	$146	$569	$(138)	$1,109
Non-operating pension and other postretirement benefit costs (credits)	—	—	—	62	62
Interest income and other	—	(1)	—	(39)	(40)
Operating income	532	145	569	(115)	1,131
Depreciation, depletion and amortization	356	15	145	5	521
Basis of real estate sold	—	81	—	—	81
Unallocated pension service costs	—	—	—	4	4
Special items included in operating income(1)(2)(3)	48	—	303	(8)	343
Adjusted EBITDA	$936	$241	$1,017	$(114)	$2,080
(1) Operating income for Timberlands includes pretax special items consisting of a $147 million noncash impairment charge of the Uruguay operations and a $99 million gain on a sale of Southern timberlands.
(2) Operating income for Wood Products includes pretax special items consisting of $290 million of product remediation charges, $7 million for countervailing and antidumping duties on softwood lumber, and a $6 million impairment on a nonstrategic asset.
(3) Operating income for Unallocated Items includes pretax special items consisting of $42 million for environmental remediation insurance recoveries and $34 million for Plum Creek merger-related costs.

The table below reconciles Adjusted EBITDA by segment to net earnings during the year ended 2016:

DOLLAR AMOUNTS IN MILLIONS
	TIMBERLANDS	REAL ESTATE & ENR	WOOD PRODUCTS	UNALLOCATED ITEMS	TOTAL
Net earnings					$1,027
Earnings from discontinued operations, net of taxes					(612)
Interest expense, net of capitalized interest					431
Income taxes					89
Net contribution to earnings	$499	$55	$512	$(131)	$935
Non-operating pension and other postretirement benefit costs (credits)	—	—	—	(48)	(48)
Interest income and other	—	(2)	—	(63)	(65)
Operating income	499	53	512	(242)	822
Depreciation, depletion and amortization	366	13	129	4	512
Basis of real estate sold	—	109	—	—	109
Unallocated pension service costs	—	—	—	5	5
Special items included in operating income(1)(2)	—	14	—	121	135
Adjusted EBITDA	$865	$189	$641	$(112)	$1,583
(1) Operating income for Real Estate & ENR includes pretax special items related to an asset impairment charge recorded for development projects.
(2) Operating income for Unallocated Items includes pretax special items consisting of: $146 million Plum Creek merger-related costs, $36 million gain on sale of nonstrategic assets and $11 million of legal expense.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 54

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
SUMMARY OF LONG-TERM DEBT OBLIGATIONS AS OF DECEMBER 31, 2018

DOLLAR AMOUNTS IN MILLIONS
	2019	2020	2021	2022	2023	THEREAFTER	TOTAL(1)(2)	FAIR VALUE
Fixed-rate debt	$500	$—	$719	$—	$1,876	$2,573	$5,668	$6,345
Average interest rate	7.38%	—%	5.57%	—%	4.91%	7.47%	6.37%	N/A
Variable-rate debt(3)	$—	$—	$—	$—	$—	$225	$225	$225
Average interest rate	—%	—%	—%	—%	—%	4.12%	4.12%	N/A
(1) Excludes $26 million of unamortized discounts, unamortized debt expense and fair value adjustments (related to Plum Creek merger).
(2) Does not include nonrecourse debt held by our Variable Interest Entities (VIEs). See Note 9: Related Parties in the Notes to Consolidated Financial Statements for further information on our VIEs and the related nonrecourse debt.
(3) Excludes borrowings under our line of credit of $425 million as of December 31, 2018. Our line of credit expires in 2022, at which time all outstanding amounts must be repaid. The timing of the repayment of the current outstanding balance is uncertain. See Note 12: Lines of Credit in the Notes to Consolidated Financial Statements for further information on our line of credit.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 55

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Weyerhaeuser Company:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Weyerhaeuser Company and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2018 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 15, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Seattle, Washington
February 15, 2019

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 56

CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2018

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES
	2018	2017	2016
Net sales	$7,476	$7,196	$6,365
Costs of sales	5,592	5,298	4,980
Gross margin	1,884	1,898	1,385
Selling expenses	88	87	89
General and administrative expenses	318	310	338
Research and development expenses	8	14	19
Charges for integration and restructuring, closures and asset impairments (Note 18)	2	194	170
Charges (recoveries) for product remediation, net (Note 19)	—	290	—
Other operating costs (income), net (Note 20)	74	(128)	(53)
Operating income	1,394	1,131	822
Non-operating pension and other postretirement benefit (costs) credits	(272)	(62)	48
Interest income and other	60	40	65
Interest expense, net of capitalized interest	(375)	(393)	(431)
Earnings from continuing operations before income taxes	807	716	504
Income taxes (Note 21)	(59)	(134)	(89)
Earnings from continuing operations	748	582	415
Earnings from discontinued operations, net of income taxes (Note 4)	—	—	612
Net earnings	748	582	1,027
Dividends on preference shares	—	—	(22)
Net earnings attributable to Weyerhaeuser common shareholders	$748	$582	$1,005
Basic earnings per share attributable to Weyerhaeuser common shareholders (Note 6):
Continuing operations	$0.99	$0.77	$0.55
Discontinued operations	—	—	0.85
Net earnings per share	$0.99	$0.77	$1.40
Diluted earnings per share attributable to Weyerhaeuser common shareholders (Note 6):
Continuing operations	$0.99	$0.77	$0.55
Discontinued operations	—	—	0.84
Net earnings per share	$0.99	$0.77	$1.39
Weighted average shares outstanding (in thousands) (Note 6):
Basic	754,556	753,085	718,560
Diluted	756,827	756,666	722,401
See accompanying Notes to Consolidated Financial Statements.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 57

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2018

DOLLAR AMOUNTS IN MILLIONS
	2018	2017	2016
Comprehensive income:
Net earnings	$748	$582	$1,027
Other comprehensive income (loss):
Foreign currency translation adjustments	(54)	32	25
Changes in unamortized actuarial loss, net of tax expense (benefit) of $235 in 2018, ($2) in 2017 and ($151) in 2016	733	(132)	(269)
Changes in unamortized net prior service credit, net of tax benefit of $3 in 2018, $2 in 2017 and $0 in 2016	(7)	(5)	(4)
Unrealized gains on available-for-sale securities	—	2	1
Total comprehensive income	$1,420	$479	$780
See accompanying Notes to Consolidated Financial Statements.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 58

CONSOLIDATED BALANCE SHEET

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2018	DECEMBER 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$334	$824
Receivables, less discounts and allowances of $1 and $1	337	396
Receivables for taxes	137	14
Inventories (Note 7)	389	383
Prepaid expenses and other current assets	152	98
Current restricted financial investments held by variable interest entities (Note 9)	253	—
Total current assets	1,602	1,715
Property and equipment, less accumulated depreciation of $3,376 and $3,338 (Note 8)	1,857	1,618
Construction in progress	136	225
Timber and timberlands at cost, less depletion	12,671	12,954
Minerals and mineral rights, less depletion	294	308
Deferred tax assets (Note 21)	15	268
Other assets	312	356
Restricted financial investments held by variable interest entities (Note 9)	362	615
Total assets	$17,249	$18,059
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt (Notes 13 and 14)	$500	$62
Current debt (nonrecourse to the company) held by variable interest entities (Note 9)	302	209
Borrowings on line of credit (Note 12 and 14)	425	—
Accounts payable	222	249
Accrued liabilities (Note 11)	490	645
Total current liabilities	1,939	1,165
Long-term debt (Notes 13 and 14)	5,419	5,930
Long-term debt (nonrecourse to the company) held by variable interest entities (Note 9)	—	302
Deferred tax liabilities	43	—
Deferred pension and other postretirement benefits (Note 10)	527	1,487
Other liabilities	275	276
Commitments and contingencies (Note 15)
Total liabilities	8,203	9,160
Equity:
Weyerhaeuser shareholders’ interest (Notes 16 and 17):
Common shares: $1.25 par value; authorized 1,360 million shares; issued and outstanding: 746,391 thousand shares at December 31, 2018 and 755,223 thousand shares at December 31, 2017	933	944
Other capital	8,172	8,439
Retained earnings	1,093	1,078
Accumulated other comprehensive loss (Note 16)	(1,152)	(1,562)
Total equity	9,046	8,899
Total liabilities and equity	$17,249	$18,059
See accompanying Notes to Consolidated Financial Statements.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 59

CONSOLIDATED STATEMENT OF CASH FLOWS
 FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2018

DOLLAR AMOUNTS IN MILLIONS
	2018	2017	2016
Cash flows from operations:
Net earnings	$748	$582	$1,027
Noncash charges (credits) to income:
Depreciation, depletion and amortization	486	521	565
Basis of real estate sold	124	81	109
Deferred income taxes, net	72	44	(159)
Pension and other postretirement benefits	309	97	5
Share-based compensation expense (Note 17)	42	40	60
Charges for impairment of assets	1	154	37
Net gains on disposition of discontinued and other operations (Note 4)	—	(1)	(789)
Net gains on sale of nonstrategic assets	(16)	(16)	(73)
Net gains on sale of southern timberlands (Note 9)	—	(99)	—
Change in, net of acquisition:
Receivables, less allowances	62	(35)	(54)
Receivable and payable for taxes	(103)	(50)	106
Inventories	(14)	(39)	61
Prepaid expenses and other current assets	(18)	(12)	5
Accounts payable and accrued liabilities	(154)	106	11
Pension and postretirement contributions / benefit payments	(381)	(78)	(99)
Other	(46)	(94)	(77)
Net cash from operations	1,112	1,201	735
Cash flows from investing activities:
Capital expenditures for property and equipment	(368)	(358)	(451)
Capital expenditures for timberlands reforestation	(59)	(61)	(59)
Proceeds from disposition of discontinued and other operations (Note 4)	—	403	2,486
Proceeds from sale of nonstrategic assets	4	26	104
Proceeds from sale of southern timberlands (Note 9)	—	203	—
Proceeds from redemption of ownership in related party (Note 9)	—	108	—
Proceeds from contribution of timberlands to related party (Note 9)	—	—	440
Other	(17)	46	39
Net cash from investing activities	(440)	367	2,559
Cash flows from financing activities:
Cash dividends on common shares	(995)	(941)	(932)
Cash dividends on preference shares	—	—	(22)
Proceeds from issuance of long-term debt (Note 13)	—	225	1,698
Payments on long-term debt (Note 13)	(62)	(831)	(2,423)
Proceeds from borrowings on line of credit (Note 12)	425	100	—
Payments on line of credit (Note 12)	—	(100)	—
Payments on debt held by variable interest entities (Note 9)	(209)	—	—
Proceeds from exercise of stock options	52	128	61
Repurchase of common shares (Note 16)	(366)	—	(2,003)
Other	(7)	(1)	(9)
Net cash from financing activities	(1,162)	(1,420)	(3,630)
Net change in cash and cash equivalents	$(490)	$148	$(336)
Cash and cash equivalents from continuing operations at beginning of year	$824	$676	$1,011
Cash and cash equivalents from discontinued operations at beginning of year	$—	$—	$1
Cash and cash equivalents at beginning of year	$824	$676	$1,012
Cash and cash equivalents from continuing operations at end of year	$334	$824	$676
Cash and cash equivalents from discontinued operations at end of year	$—	$—	$—
Cash and cash equivalents at end of year	$334	$824	$676
Cash paid (received) during the year for:
Interest, net of amounts capitalized of $9 in 2018, $9 in 2017, and $8 in 2016	$358	$381	$446
Income taxes	$95	$169	$485
See accompanying Notes to Consolidated Financial Statements.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 60

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2018

DOLLAR AMOUNTS IN MILLIONS
	2018	2017	2016
Mandatory convertible preference shares, series A:
Balance at beginning of year	$—	$—	$14
Conversion to common shares (Note 16)	—	—	(14)
Balance at end of year	$—	$—	$—
Common shares:
Balance at beginning of year	$944	$936	$638
Preference shares converted to common shares (Note 16)	—	—	29
Issued for exercise of stock options	3	7	3
Repurchases of common shares (Note 16)	(15)	—	(85)
Release of vested restricted stock units	1	1	2
Plum Creek acquisition	—	—	349
Balance at end of year	$933	$944	$936
Other capital:
Balance at beginning of year	$8,439	$8,282	$4,080
Issued for exercise of stock options	49	128	61
Repurchase of common shares (Note 16)	(351)	—	(1,918)
Share-based compensation	42	35	35
Plum Creek acquisition	—	—	6,046
Other transactions, net	(7)	(6)	(22)
Balance at end of year	$8,172	$8,439	$8,282
Retained earnings:
Balance at beginning of year	$1,078	$1,421	$1,349
Net earnings	748	582	1,027
Dividends on common shares	(995)	(944)	(933)
Adjustments related to new accounting pronouncements (Note 1)	262	19	—
Cash dividends on preference shares	—	—	(22)
Balance at end of year	$1,093	$1,078	$1,421
Accumulated other comprehensive loss:
Balance at beginning of year	$(1,562)	$(1,459)	$(1,212)
Annual changes – net of tax:
Foreign currency translation adjustments	(54)	32	25
Changes in unamortized actuarial loss, net of tax (Note 10)	733	(132)	(269)
Changes in unamortized net prior service credit, net of tax (Note 10)	(7)	(5)	(4)
Unrealized gains on available-for-sale securities	—	2	1
Adjustments related to new accounting pronouncements (Note 16)	(262)	—	—
Balance at end of year	$(1,152)	$(1,562)	$(1,459)
Total equity:
Balance at end of year	$9,046	$8,899	$9,180
Dividends paid per common share	$1.32	$1.25	$1.24
See accompanying Notes to Consolidated Financial Statements.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 61

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 62

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
HOW WE REPORT OUR RESULTS
Our report includes:

•	consolidated financial statements,

•	our business segments,

•	estimates,

•	fair value measurements and

•	foreign currency translation.
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
We are principally engaged in:

•	growing and harvesting timber;

•	manufacturing, distributing and selling products made from trees;

•	maximizing the value of every acre we own through the sale of higher and better use (HBU) properties; and

•	monetizing reserves of minerals, oil, gas, coal, and other natural resources on our timberlands.
Our business segments are organized based primarily on products and services.
Our Business Segments and Products

SEGMENT	PRODUCTS AND SERVICES
Timberlands	Logs, timber and leased recreational access
Real Estate & ENR	Sales of timberlands, rights to explore for and extract hard minerals, construction materials, oil and gas production, wind, solar and coal
Wood Products	Softwood lumber, engineered wood products, structural panels, medium density fiberboard and building materials distribution
We also transfer raw materials, semi-finished materials and end products among our business segments. Because of this intracompany activity, accounting for our business segments involves pricing products transferred between our business segments at current market values.
Unallocated Items are gains or charges related to company level initiatives or previous businesses that are not allocated to our current business segments. They include a portion of items such as share-based compensation; pension and postretirement costs; elimination of intersegment profit in inventory and LIFO; foreign exchange transaction gains and losses resulting from changes in exchange rates primarily related to our U.S. dollar denominated cash and debt balances that are held by our Canadian subsidiary; interest income and other and legacy obligations such as environmental remediation and workers compensation.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 63

Estimates
We prepare our financial statements according to U.S. generally accepted accounting principles (U.S. GAAP). This requires us to make estimates and assumptions during our reporting periods and at the date of our financial statements. The estimates and assumptions affect our:

•	reported amounts of assets, liabilities and equity;

•	disclosure of contingent assets and liabilities; and

•	reported amounts of revenues and expenses.
While we do our best in preparing these estimates, actual results can and do differ from those estimates and assumptions.
Fair Value Measurements
We use a fair value hierarchy in accounting for certain nonfinancial assets and liabilities including:

•	long-lived assets (asset groups) measured at fair value for an impairment assessment;

•	pension plan assets measured at fair value; and

•	asset retirement obligations initially measured at fair value.
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
The fair value hierarchy consists of the following three levels:

•	Level 1: Inputs are unadjusted quoted prices for identical assets or liabilities traded in an active market.

•	Level 2: Inputs are quoted prices in non-active markets for which pricing inputs are observable either directly or indirectly at the reporting date.

•	Level 3: Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.
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
Reclassifications
We have reclassified certain balances and results from prior years to be consistent with our 2018 reporting. This makes year-to-year comparisons easier. Our reclassifications had no effect on consolidated net earnings or equity.
New Accounting Pronouncements
Lease Recognition
In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, which requires lessees to recognize assets and liabilities for the rights and obligations created by those leases and requires leases to be recognized on the balance sheet. The new guidance is effective for fiscal years beginning after December 15, 2018, and early adoption is permitted.

We adopted this standard on January 1, 2019, using the modified retrospective transition approach at the beginning of the adoption period through a cumulative-effect adjustment to retained earnings. With this adoption approach, financial information will not be updated and disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. In addition, the standard provides a number of optional practical expedients in transition. The adoption resulted in the recognition of additional right-of-use assets and lease liabilities for operating leases of less than 2 percent of our total assets on our Consolidated Balance Sheet. These leases are primarily related to vehicles, equipment, office and warehouse leases disclosed in Note 15: Legal Proceedings, Commitments and Contingencies.
Reclassification of Certain Amounts from Accumulated Other Comprehensive Loss
In February 2018, the FASB issued ASU 2018-02, which allows for the reclassification of certain income tax effects related to the Tax Cuts and Jobs Act (Tax Act) between “Accumulated other comprehensive loss” and “Retained earnings.” This ASU provides that adjustments to deferred tax liabilities and assets related to a change in tax laws be included in “Income from continuing operations”, even in situations where the related items were originally recognized in “Other comprehensive income (loss).” The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. Adoption of this ASU is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the tax laws was recognized. We adopted this ASU during first quarter 2018 using the period of adoption method, which resulted in a reclassification of $253 million from "Accumulated other comprehensive loss" to "Retained earnings" on our Consolidated Balance Sheet due to changes in federal statutory and effective state rates. In general, tax effects unrelated to the Tax Act are released from accumulated other comprehensive loss using the portfolio approach.
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

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 64

Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, a comprehensive new revenue recognition model that requires an entity to recognize revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14, which deferred the effective date for an additional year. In March 2016, FASB issued ASU 2016-08, which does not change the core principle of the guidance; however, it does clarify the implementation guidance on principal versus agent considerations. In April 2016, FASB issued ASU 2016-10, which clarifies two aspects of ASU 2014-09: identifying performance obligations and the licensing implementation guidance. In May 2016, FASB issued ASU 2016-12, which amends ASU 2014-09 to provide improvements and practical expedients to the new revenue recognition model. In December 2016, the FASB issued ASU 2016-20, which amends ASU 2014-09 for technical corrections and to correct for unintended application of the guidance. In February 2017, FASB issued ASU 2017-05, which clarifies the scope of ASC 610-20 and affects accounting for partial sales of nonfinancial assets.
We adopted this accounting standard update on January 1, 2018. The new standard is required to be applied retrospectively to each prior reporting period presented (full retrospective transition method) or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application (cumulative effect method). We have adopted using the cumulative effect method. The adoption of the new revenue recognition guidance does not materially affect our Consolidated Statement of Operations, Consolidated Balance Sheet, or Consolidated Statement of Cash Flows.
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
Timber and Timberlands
We carry timber and timberlands at cost less depletion. Depletion refers to the carrying value of timber that is harvested, lost as a result of casualty or sold.
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
Timber depletion. To determine depletion rates, we divide the net carrying value of timber by the related volume of timber estimated to be available over the growth cycle. To determine the growth cycle volume of timber, we consider:

•	regulatory and environmental constraints,

•	our management strategies,

•	inventory data improvements,

•	growth rate revisions and recalibrations and

•	known dispositions and inoperable acres.

In addition, the duration of the harvest cycle varies by geographic region and species of timber.

Depletion rate calculations do not include estimates for:

•	future silviculture or sustainable forest management costs associated with existing stands

•	future reforestation costs associated with a stand's final harvest; and

•	future volume in connection with the replanting of a stand subsequent to its final harvest
We include the cost of timber harvested in the carrying values of raw materials and product inventories. As these inventories are sold to third parties, we include them in the Costs of sales.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 65

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
Impairment of Long-Lived Assets
We review the carrying value of long-lived assets whenever an event or a change in circumstance ("a triggering event") indicates that the carrying value of the asset or asset group may not be recoverable through future operations. The carrying value is the original cost, less accumulated depreciation and any past impairments recorded. Impaired assets held for use are written down to fair value. Impaired assets held for sale are written down to fair value less cost to sell. We determine fair value based on:

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
Accounts Payable
Our banking system replenishes our major bank accounts daily as checks we have issued are presented for payment. As a result, we may have negative book cash balances due to outstanding checks that have not yet been paid by the bank. These negative balances would be included in "Accounts payable" on our Consolidated Balance Sheet. Changes in these negative cash balances would be reported as financing activities in our Consolidated Statement of Cash Flows. We had no negative book cash balances as of December 31, 2018, and December 31, 2017.
Concentration of Risk
We disclose customers that represent a concentration of risk. As of December 31, 2018, and December 31, 2017, no customer accounted for 10 percent or more of our net sales.
ITEMS RELATED TO OPERATIONS
Key items related to operations include revenue recognition, inventories, shipping and handling costs, income taxes, pension and other postretirement plans and environmental remediation.
Revenue Recognition
Refer to Note 3: Revenue Recognition for detail on how we account for revenue.
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
Shipping and Handling Costs
We classify shipping and handling costs in "Costs of sales" on our Consolidated Statement of Operations.
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

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 66

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

Pension plans. We have defined benefit pension plans covering approximately half of our employees. Determination of benefits differs for salaried, hourly and union employees, as follows:

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
Postretirement benefits other than pensions. We provide certain postretirement health care and life insurance benefits for some retired employees. In some cases, we pay a portion of the cost of the benefit. Note 10: Pension and Other Postretirement Benefit Plans provides additional information about changes made in our postretirement benefit plans during 2018 and 2017.
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

KEY FINANCIAL DATA BY BUSINESS SEGMENT
Sales and Contribution (Charge) to Earnings

DOLLAR AMOUNTS IN MILLIONS
	TIMBERLANDS	REAL ESTATE & ENR	WOOD PRODUCTS	UNALLOCATED ITEMS(1) AND INTERSEGMENT ELIMINATIONS	CONSOLIDATED
Sales to unaffiliated customers
2018	$1,915	$306	$5,255	$—	$7,476
2017	$1,942	$280	$4,974	$—	$7,196
2016	$1,805	$226	$4,334	$—	$6,365
Intersegment sales
2018	$802	$1	$—	$(803)	$—
2017	$762	$1	$—	$(763)	$—
2016	$840	$1	$68	$(909)	$—
Contribution (charge) to earnings from continuing operations
2018	$583	$127	$838	$(366)	$1,182
2017	$532	$146	$569	$(138)	$1,109
2016	$499	$55	$512	$(131)	$935
(1) Unallocated items are gains or charges not related to or allocated to an individual operating segment. They include a portion of items such as share-based compensation expense, pension and postretirement costs, foreign exchange transaction gains and losses, interest income and other, and the elimination of intersegment profit in inventory and LIFO.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 67

Management evaluates segment performance based on the contributions to earnings of the respective segments. An analysis and reconciliation of our business segment information to the consolidated financial statements follows:
Reconciliation of Contribution to Earnings to Net Earnings

DOLLAR AMOUNTS IN MILLIONS
	2018	2017	2016
Net contribution to earnings from continuing operations	$1,182	$1,109	$935
Net contribution to earnings from discontinued operations	—	—	957
Total contribution to earnings	1,182	1,109	1,892
Interest expense, net of capitalized interest(1)	(375)	(393)	(436)
Income before income taxes(1)	807	716	1,456
Income taxes(1)	(59)	(134)	(429)
Net earnings	$748	$582	$1,027
(1) Results shown for 2016 include amounts for both continuing and discontinued operations. Refer to Note 4: Discontinued Operations and Other Divestitures for further information.

Additional Financial Information

DOLLAR AMOUNTS IN MILLIONS
	TIMBERLANDS	REAL ESTATE & ENR	WOOD PRODUCTS	UNALLOCATED ITEMS	CONSOLIDATED
Depreciation, depletion and amortization
2018	$319	$14	$149	$4	$486
2017	$356	$15	$145	$5	$521
2016	$366	$13	$129	$4	$512
Charges for integration and restructuring, closures and asset impairments(1)
2018	$—	$—	$2	$—	$2
2017	$147	$—	$13	$34	$194
2016	$—	$15	$7	$148	$170
Capital expenditures
2018	$117	$—	$306	$4	$427
2017	$115	$2	$299	$3	$419
2016	$116	$1	$297	$11	$425
(1) See Note 18: Charges for Integration and Restructuring, Closures and Asset Impairments for more information.

Total Assets

DOLLAR AMOUNTS IN MILLIONS
	TIMBERLANDS and REAL ESTATE & ENR(1)	WOOD PRODUCTS	UNALLOCATED ITEMS	CONSOLIDATED
Total assets
2018	$13,838	$2,234	$1,177	$17,249
2017	$14,122	$2,145	$1,792	$18,059
(1) Assets attributable to the Real Estate & ENR business segment are combined with total assets for the Timberlands segment as we do not produce separate balance sheets internally.
DISCONTINUED OPERATIONS
During 2016, we disposed of our former Cellulose Fibers segment, which is excluded from the segment results above unless otherwise noted. See Note 4: Discontinued Operations and Other Divestitures for information regarding our discontinued operations and the segments affected.

NOTE 3: REVENUE RECOGNITION

A majority of our revenue is derived from sales of delivered logs and manufactured wood products. We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which we adopted on January 1, 2018, using the cumulative effect method. The adoption of the new revenue recognition guidance did not materially affect our Consolidated Statement of Operations, Consolidated Balance Sheet, or Consolidated Statement of Cash Flows.
PERFORMANCE OBLIGATIONS
A performance obligation, as defined in ASC Topic 606, is a promise in a contract to transfer a distinct good or service to a customer. A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue at the point in time, or over the period, in which the performance obligation is satisfied.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 68

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

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 69

MAJOR PRODUCTS
A Reconciliation of Revenue Recognized by our Major Products:

DOLLAR AMOUNTS IN MILLIONS
	2018	2017	2016
Net Sales to Unaffiliated Customers:
Timberlands Segment
Delivered logs(1):
West
Domestic sales	503	473	410
Export sales	484	442	455
Subtotal West	987	915	865
South	625	616	566
North	99	95	91
Other	41	59	38
Subtotal delivered logs sales	1,752	1,685	1,560
Stumpage and pay-as-cut timber	59	73	85
Recreational and other lease revenue	59	59	44
Other (2)	45	125	116
Net Sales attributable to Timberlands Segment	1,915	1,942	1,805
Real Estate & ENR Segment
Real estate	229	208	172
Energy and natural resources	77	72	54
Net sales attributable to Real Estate & ENR Segment	306	280	226
Wood Products Segment
Structural lumber	2,258	2,058	1,839
Oriented strand board	891	904	707
Engineered solid section	521	500	450
Engineered I-joists	336	336	290
Softwood plywood	200	176	174
Medium density fiberboard	177	183	158
Complementary building products	584	541	515
Other(3)	288	276	201
Net sales attributable to Wood Products Segment	5,255	4,974	4,334
Total	$7,476	$7,196	$6,365
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
(2) Other Timberlands sales include sales of seeds and seedlings, chips, as well as sales from our former Uruguayan operations (sold during third quarter 2017). Our former Uruguayan operations included logs, plywood and hardwood lumber harvested or produced. Refer to Note 4: Discontinued Operations and Other Divestitures for further information.
(3) Includes chips and other byproducts.

NOTE 4: DISCONTINUED OPERATIONS AND OTHER DIVESTITURES

OPERATIONS DIVESTED

On September 1, 2017, we completed the sale of our Uruguay timberlands and manufacturing operations, to a consortium led by BTG Pactual's Timberland Investment Group (TIG), including other long-term investors, for $403 million of cash proceeds. Due to the impairment of our Uruguayan operations recorded during second quarter 2017 (refer to Note 18: Charges for Integration and Restructuring, Closures and Asset Impairments), no material gain or loss was recorded as a result of this sale.

The sale of our Uruguayan operations was not considered a strategic shift that had or will have a major effect on our operations or financial results and therefore did not meet the requirements for presentation as discontinued operations.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 70

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
NET EARNINGS FROM DISCONTINUED OPERATIONS
Sales and Net Earnings from Discontinued Operations

DOLLAR AMOUNTS IN MILLIONS
2016(1)
Total net sales	$1,537
Costs of sales	1,283
Gross margin	254
Selling expenses	12
General and administrative expenses	29
Research and development expenses	5
Charges for integration and restructuring, closures and asset impairments(2)	63
Other operating income, net	(27)
Operating income	172
Equity loss from joint venture	(4)
Interest expense, net of capitalized interest	(5)
Earnings from discontinued operations before income taxes	163
Income taxes	(97)
Net earnings from operations	66
Net gain on divestiture of Cellulose Fibers	546
Net earnings from discontinued operations	$612
(1) Discontinued operations in 2016 includes 335 days of the pulp business, 305 days of our printing papers joint venture operations, and 244 days of the liquid packaging board business.
(2) Charges for integration and restructuring, closures and asset impairments consist of costs related to our strategic evaluation of the Cellulose Fibers businesses and transaction-related costs.

Results of discontinued operations exclude certain general corporate overhead costs that have been allocated to and are included in contribution to earnings for the operating segments.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 71

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash Flows from Discontinued Operations

DOLLAR AMOUNTS IN MILLIONS
2016(1)
Net cash provided by operating activities	$196
Net cash provided by investing activities	$2,356
(1) Discontinued operations in 2016 includes 335 days of the pulp business, 305 days of our printing papers joint venture operations, and 244 days of the liquid packaging board business, and the cash flows associated with the CF divestitures.

RELATED PARTY TRANSACTIONS WITH PRINTING PAPERS JOINT VENTURE
Prior to November 1, 2016, we held a 50 percent ownership interest in North Pacific Paper Corporation (NORPAC), our printing papers joint venture, which we considered a related party. We provided goods and services to NORPAC, including raw materials and support services. The amount paid to Weyerhaeuser by this joint venture for goods and services was $126 million in 2016.

NOTE 5: MERGER WITH PLUM CREEK
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

Summarized Unaudited Pro Forma Information that Presents Combined Amounts as if this Merger Occurred at the Beginning of 2015

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES
2016
Net sales	$6,525
Net earnings from continuing operations attributable to Weyerhaeuser common shareholders	$519
Net earnings from continuing operations per share attributable to Weyerhaeuser common shareholders, basic	$0.69
Net earnings from continuing operations per share attributable to Weyerhaeuser common shareholders, diluted	$0.68
Pro forma net earnings attributable to Weyerhaeuser common shareholders exclude $155 million of non-recurring merger-related costs (net of tax) incurred in the year ended December 31, 2016. Pro forma data may not be indicative of the results that would have been obtained had these events occurred at the beginning of the period presented, nor is it intended to be a projection of future results.

NOTE 6: NET EARNINGS PER SHARE
Our basic earnings per share attributable to Weyerhaeuser common shareholders for the last three years were:

•	$0.99 in 2018,

•	$0.77 in 2017 and

•	$1.40 in 2016.
Our diluted earnings per share attributable to Weyerhaeuser common shareholders for the last three years were:

•	$0.99 in 2018,

•	$0.77 in 2017 and

•	$1.39 in 2016.
HOW WE CALCULATE BASIC AND DILUTED NET EARNINGS PER SHARE
"Basic earnings" per share is net earnings available to common shareholders divided by the weighted average number of our outstanding common shares, including stock equivalent units where there is no circumstance under which those shares would not be issued.
"Diluted earnings" per share is net earnings available to common shareholders divided by the sum of the:

•	weighted average number of our outstanding common shares and

•	the effect of our outstanding dilutive potential common shares.
Dilutive potential common shares may include:

•	outstanding stock options,

•	restricted stock units and

•	performance share units.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 72

Calculation of Weighted Average Number of Outstanding Common Shares - Dilutive

SHARES IN THOUSANDS
	2018	2017	2016
Weighted average number of outstanding shares - basic	754,556	753,085	718,560
Dilutive potential common shares:
Stock options	1,310	2,571	2,672
Restricted stock units	566	582	756
Performance share units	395	428	413
Total effect of outstanding dilutive potential common shares	2,271	3,581	3,841
Weighted average number of outstanding common shares - dilutive	756,827	756,666	722,401
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
Potential Shares Not Included in the Computation of Diluted Earnings per Share

SHARES IN THOUSANDS
	2018	2017	2016
Stock options	2,402	1,351	1,462
Performance share units	1,080	799	384

NOTE 7: INVENTORIES
Inventories include raw materials, work-in-process, finished goods as well as materials and supplies.
Inventories as of the End of Our Last Two Years

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2018	DECEMBER 31, 2017
LIFO inventories:
Logs	$11	$17
Lumber, plywood, panels, and fiberboard	75	66
Other products	10	10
FIFO or moving average cost inventories:
Logs	35	38
Lumber, plywood, panels, fiberboard and engineered wood products	86	91
Other products	83	77
Materials and supplies	89	84
Total	$389	$383
LIFO — the last-in, first-out method — applies to major inventory products held at our U.S. domestic locations. The FIFO — the first-in, first-out method — or moving average cost methods apply to the balance of our domestic raw material and product inventories as well as for all material and supply inventories and all foreign inventories. If we used FIFO for all LIFO inventories, our stated inventories would have been higher by $79 million as of December 31, 2018, and $70 million as of December 31, 2017.
HOW WE ACCOUNT FOR OUR INVENTORIES
The Inventories section of Note 1: Summary of Significant Accounting Policies provides details about how we account for our inventories.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 73

NOTE 8: PROPERTY AND EQUIPMENT
Property and equipment includes land, buildings and improvements, machinery and equipment, roads and other items.
Carrying Value of Property and Equipment and Estimated Service Lives

DOLLAR AMOUNTS IN MILLIONS
	RANGE OF LIVES	DECEMBER 31, 2018	DECEMBER 31, 2017
Property and equipment, at cost:
Land	N/A	$87	$88
Buildings and improvements	15-40	942	867
Machinery and equipment	5-25	3,240	3,037
Roads	10-35	785	782
Other	3-10	179	182
Total cost		5,233	4,956
Accumulated depreciation and amortization		(3,376)	(3,338)
Property and equipment, net		$1,857	$1,618
SERVICE LIVES AND DEPRECIATION
In general, additions are classified into components, each with its own estimated useful life as determined at the time of purchase. Buildings and improvements for property and equipment have estimated lives that are generally at either the low end or high end of the range from 15 years to 40 years, depending on the type and performance of construction.

Depreciation expense was:

•	$197 million in 2018,

•	$206 million in 2017 and

•	$198 million in 2016 (excluding discontinued operations).

NOTE 9: RELATED PARTIES
This note provides details about and our transactions with related parties. For the years presented, our related parties have consisted of:

•	Real Estate Development Ventures,

•	our Twin Creeks Venture, and

•	special-purpose entities (SPEs).
REAL ESTATE DEVELOPMENT VENTURE
WestRock-Charleston Land Partners, LLC (WR-CLP) is a limited liability company which holds residential and commercial real estate development properties, currently under development (Class A Properties) and higher-value timber and development lands (Class B Properties) (referred to collectively as the Real Estate Development Ventures). The company uses the equity method for both its Class A and Class B interests of 3 percent and 50 percent, respectively. Our share of the equity earnings is included in the net contribution to earnings of our Real Estate & ENR segment.
We are not the primary beneficiary of WR-CLP and we are not committed to make any material capital contributions during the remaining term of the venture, which expires in 2020. We do not intend to provide any additional sources of financing for WR-CLP.
The carrying amount of our investment in WR-CLP was $31 million at December 31, 2017. During 2018, all remaining capital invested in WR-CLP was returned through distributions. At December 31, 2018, we no longer carry an investment related to WR-CLP. Additionally, we had a $1 million gain on investment from the joint venture during 2018. We record our share of net earnings on the investment within "Interest income and other" in our Consolidated Statement of Operations in the period which earnings are recorded by the affiliates.
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
Effective December 31, 2017, we terminated the agreements under which we had managed the Twin Creeks timberlands. Following termination of these agreements, Weyerhaeuser has no further responsibilities or obligations related to the Twin Creeks Venture and our continuing involvement in the contributed timberlands ceased. In fourth quarter 2017, we recognized the sale of the original contribution of timberlands that occurred April 2016.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 74

Changes in our deposit from contribution of timberlands to related party balance during 2017 were as follows:

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
The guaranteed return that the management agreement required Weyerhaeuser to provide to the Twin Creeks Venture constituted continuing involvement in the timberlands that we contributed to the venture. This continuing involvement prohibited the recognition of the contribution as a sale and required application of the deposit method to account for the cash payment received. By applying the deposit method to the contribution of timberlands to the venture:

•	Our receipt of $440 million proceeds from the contribution of timberlands to the venture was recorded as a noncurrent liability.

•	The contributed timberlands continued to be reported within the "Timber and timberlands at cost, less depletion charged to disposals" on our balance sheet as of December 31, 2016.

•	No gain or loss was recognized related to the formation or redemption in our Consolidated Statement of Operations.

•	Our balance sheet as of December 31, 2016 did not reflect our 21 percent ownership interest in the Twin Creeks Venture.
The receipt of $440 million in 2016 was classified as a cash flow from investing activities in our Consolidated Statement of Cash Flows. The cash proceeds from our contribution of timberlands were used for share repurchases.
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
SPECIAL-PURPOSE ENTITIES
From 2002 through 2004, we sold certain nonstrategic timberlands. As a result of these sales, buyer-sponsored and monetization special purpose entities (SPEs) were formed. We are the primary beneficiary and consolidate the assets and liabilities of the SPEs involved in these transactions.
The assets of the buyer-sponsored SPEs are financial investments which consist of bank guarantees. These bank guarantees are in turn backed by bank notes, which are the liabilities of the monetization SPEs. Interest earned from the financial investments within the buyer-sponsored SPEs is used to pay interest accrued on the corresponding monetization SPE’s note.
We have an equity interest in the monetization SPEs, but no ownership interest in the buyer-sponsored SPEs. The following disclosures refer to assets of buyer-sponsored SPEs and liabilities of monetization SPEs. However, because these SPEs are distinct legal entities:

•	Assets of the SPEs are not available to satisfy our liabilities or obligations.

•	Liabilities of the SPEs are not our liabilities or obligations.
Our Consolidated Balance Sheet as of December 31, 2018 includes:

•	Assets from our buyer-sponsored SPEs, which consist of:
– $253 million, due first quarter 2019 and
– $362 million, due first quarter 2020.

•	Liabilities from our monetization SPEs, which consist of:
– $302 million, due third quarter 2019.
During fourth quarter 2018, we paid $209 million related to liabilities from our monetized SPEs at maturity.
Our Consolidated Statement of Operations includes:

•	Interest income on buyer-sponsored SPE investments of:
– $34 million in 2018,
– $34 million in 2017 and
– $34 million in 2016.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 75

•	Interest expense on monetization SPE notes of:
– $29 million in 2018,
– $29 million in 2017 and
– $29 million in 2016.

The weighted average interest rate on our buyer-sponsored SPEs was 5.5 percent during 2018 and 2017. The weighted average interest rate on our monetization SPEs was 5.6 percent during 2018 and 2017.

NOTE 10: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
This note provides details about defined benefit and defined contribution plans we sponsor for our employees. The "Pension and Other Postretirement Benefit Plans" section of Note 1: Summary of Significant Accounting Policies provides information about employee eligibility for pension plans and postretirement health care and life insurance benefits, as well as how we account for the plans and benefits.
DEFINED BENEFIT PLANS WE SPONSOR
OVERVIEW OF PLANS
The defined benefit pension plans we sponsor in the U.S. and Canada differ according to each country’s requirements. In the U.S., we have plans that qualify under the Internal Revenue Code (qualified plans), as well as plans for select employees that provide additional benefits not qualified under the Internal Revenue Code (nonqualified plans). In Canada, we have plans that are registered under the Income Tax Act and applicable provincial pension acts (registered plans), as well as nonregistered plans for select employees that provide additional benefits that may not be registered under the Income Tax Act or provincial pension acts (nonregistered plans). We also offer other postretirement benefit plans in the U.S. and Canada, including retiree medical and life insurance plans.
Actions to Reduce Pension Plan Obligations
During 2018, we offered select U.S. terminated vested plan participants the opportunity to elect an immediate lump sum distribution. Lump sum distributions were paid from plan assets totaling $664 million during fourth quarter 2018. In connection with this transaction, we have recorded a settlement charge of $200 million during fourth quarter 2018, accelerating the recognition of previously unrecognized losses in “Accumulated other comprehensive loss”, that would have been recognized in subsequent periods. The settlement triggered a plan remeasurement, however due to the short period between the settlement and our normal year-end remeasurement, the effects were insignificant to the net periodic benefit costs and therefore not recorded.
In January 2019, we transferred approximately $1.5 billion of U.S. qualified pension plan assets and liabilities to an insurance company through the purchase of a group annuity contract. We expect to record an additional settlement charge of approximately $450 million in connection with this transaction during first quarter 2019.
To maintain the U.S. qualified pension plan's current funded status in connection with these transactions, we contributed $300 million to the plan during third quarter 2018. Refer to Note 21: Income Taxes for details on the tax effects of this transaction.
FUNDED STATUS OF PLANS
The funded status of the plans we sponsor is determined by comparing the projected benefit obligation with the fair value of plan assets at the end of the year. The following table demonstrates how our plans' funded status is reflected on the Consolidated Balance Sheet.

DOLLAR AMOUNTS IN MILLIONS
	PENSION		OTHER POSTRETIREMENT BENEFITS
	2018	2017	2018	2017
Funded status:
Fair value of plan assets	$4,930	$5,514	$18	$—
Projected benefit obligations	(5,263)	(6,795)	(166)	(200)
Funded status	$(333)	$(1,281)	$(148)	$(200)
Presentation on our Consolidated Balance Sheet:
Noncurrent assets	$74	$45	$—	$—
Current liabilities	(18)	(21)	(10)	(19)
Noncurrent liabilities	(389)	(1,305)	(138)	(181)
Funded status	$(333)	$(1,281)	$(148)	$(200)
Assets and liabilities on the Consolidated Balance Sheet are different from the cumulative income or expense that we have recorded associated with the plans. The differences are actuarial gains and losses and prior service costs and credits that are deferred and amortized into periodic benefit costs in future periods. Unamortized amounts are recorded in "Accumulated Other Comprehensive Loss", which is a component of total equity on our Consolidated Balance Sheet. The "Accumulated Other Comprehensive Income (Loss)" section of Note 16: Shareholder's Interest details changes in these amounts by component.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 76

Changes in Fair Value of Plan Assets

DOLLAR AMOUNTS IN MILLIONS
	PENSION		OTHER POSTRETIREMENT BENEFITS
	2018	2017	2018	2017
Fair value of plan assets at beginning of year (estimated)	$5,514	$5,351	$—	$—
Adjustment for final fair value of plan assets	44	18	—	—
Actual return on plan assets	123	553	—	—
Foreign currency translation	(73)	59	—	—
Employer contributions and benefit payments	345	57	36	20
Plan participants’ contributions	—	—	4	6
Plan transfers	1	3	—	—
Benefits paid (includes lump sum settlements)	(1,024)	(527)	(22)	(26)
Fair value of plan assets at end of year (estimated)	$4,930	$5,514	$18	$—
We estimate the fair value of pension plan assets based upon the information available during the year-end reporting process. In some cases, primarily with regard to private equity funds, the available information consists of net asset values as of an interim date, plus cash flows and market events between the interim date and the end of the year. We update the year-end estimated fair value of pension plan assets during the first half of the next year to incorporate year-end net asset values received after we have filed our Annual Report on Form 10-K. During second quarter 2018, we recorded an increase in the beginning of year fair value of the pension assets of $44 million, or less than 1 percent.
During second quarter 2018, we also updated our mortality assumption and census data used to estimate our projected benefit obligation for our U.S. qualified pension plan. We recorded an adjustment to our projected benefit obligation, incorporating updated census data and applying new company-specific mortality data. As a result of these updates, the beginning of year pension projected benefit obligation decreased by $155 million, or approximately 2 percent. The net effect of these updates, including the update to the pension assets, was a $199 million improvement in funded status
See additional details about the changes in the fair value of plan assets in the "Pension Assets" section below.
Changes in Projected Benefit Obligations of Our Pension and Other Postretirement Benefit Plans

DOLLAR AMOUNTS IN MILLIONS
	PENSION		OTHER POSTRETIREMENT BENEFITS
	2018	2017	2018	2017
Reconciliation of projected benefit obligation:
Projected benefit obligation beginning of year	$6,795	$6,469	$200	$225
Service cost	37	35	—	—
Interest cost	236	264	7	8
Plan participants’ contributions	—	—	4	6
Actuarial (gains) losses	(718)	489	(18)	(18)
Foreign currency translation	(69)	59	(5)	5
Benefits paid (includes lump sum settlements)	(1,024)	(527)	(22)	(26)
Plan amendments and other	5	3	—	—
Plan transfers	1	3	—	—
Projected benefit obligation at end of year	$5,263	$6,795	$166	$200
See additional details about the actuarial assumptions and changes in the projected benefit obligation in the "Actuarial Assumptions" section below.
Accumulated Benefit Obligations Greater Than Plan Assets
As of December 31, 2018, pension plans with accumulated benefit obligations greater than plan assets had:

•	$4.5 billion in projected benefit obligations,

•	$4.4 billion in accumulated benefit obligations and

•	assets with a fair value of $4.1 billion.
As of December 31, 2017, pension plans with accumulated benefit obligations greater than plan assets had:

•	$5.9 billion in projected benefit obligations,

•	$5.9 billion in accumulated benefit obligations and

•	assets with a fair value of $4.6 billion.
The accumulated benefit obligation for all of our defined benefit pension plans was:

•	$5.2 billion at December 31, 2018, and

•	$6.7 billion at December 31, 2017.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 77

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
U.S. and Canadian Pension Trusts
As of the end of 2018, we have begun to shift pension plan assets to an allocation that will more closely match the pension plan liability profile going forward. The former investment strategy included investments in hedge funds, private equity funds, derivative instruments and other investments. These asset classes are now generally in redemption and run-off mode however, given the long-term nature of these investments, they will continue to comprise a significant portion of the plan assets for several years. We expect all investments in redemption to be redeemed at amounts materially consistent with their net asset values. As these investments are redeemed or liquidated, cash proceeds available for investment will be invested in accordance with our revised investment strategy.
The revised investment strategy targets an initial 60 percent allocation to growth assets and a 40 percent allocation to liability hedging assets. We expect to increase the allocation to liability hedging assets over time as the funded status of the pension plan improves. Growth assets include new investments in global equities, hedge funds, which are generally in redemption, and private equity assets, which are generally in run-off mode. Liability hedging assets include corporate credit and government issued fixed income securities, treasury futures and interest rate swaps selected to align with the plan liabilities.
Cash and short-term investments include highly liquid money market and government securities and are primarily held to fund benefit payments, capital calls, margin requirements or to meet regulatory requirements. Cash at December 31, 2018, includes amounts that will be invested in liability hedging assets such as fixed income investments.
Fixed income investments include publicly traded corporate and government issued debt. These bonds have varying maturities, credit quality and sector exposure, and are selected to align with the duration of our plan liabilities. The fixed income investments are invested largely in line with long corporate bond indices.
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
Assets within our qualified and registered pension plans in our U.S. and Canadian pension trusts were invested as follows:

	DECEMBER 31, 2018	DECEMBER 31, 2017
Cash and short-term investments	5.8%	10.6%
Fixed income investments:
Corporate	21.5	—
Government	8.6	—
Hedge funds and related investments	36.9	58.8
Private equity and related investments	21.9	22.2
Derivative instruments, net	5.6	8.7
Accrued liabilities	(0.3)	(0.3)
Total	100.0%	100.0%
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
Market price risk is the risk that market fluctuations will adversely affect the value of plan assets. The trusts mitigate market price risk by investing in a diversified portfolio. In addition, we and our investment advisers perform regular monitoring with ongoing qualitative assessments, quantitative assessments, and comprehensive investment and operational due diligence.
Liquidity risk is the risk that the trust will not be able to settle liabilities such as payments to participants, counterparties, and service providers. Plan investments in limited liability pools with no active secondary market may be illiquid. Private equity funds are subject to distribution and funding schedules set by fund managers and market activity. Hedge funds may also be subject to restrictions that delay redemptions. To mitigate liquidity risk, private equity portfolios have been diversified across different vintage years and strategies, and hedge fund portfolios have been

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 78

diversified across investment fund managers, strategies and liquidity provisions. In addition, the investment committee regularly reviews cash flows of the pension trusts and sets appropriate guidelines to address liquidity needs. With the change in investment strategy and a larger percentage of the plan assets invested in more liquid instruments such as publicly traded fixed income investments, liquidity risk is greatly reduced.
Currency risk arises from holding plan assets denominated in a currency other than the currency in which its liabilities are settled. Currency risk is generally managed through notional contracts designed to hedge net exposure to non-functional currencies. With the change in investment strategy, currency risk will be mitigated going forward by investing more of the Canadian plan assets in Canadian dollar investments.
Interest rate risk exists on both the asset and liability side, and is the risk that a change in interest rates will adversely affect the fair value of interest rate securities or liabilities, thereby affecting the overall funded status. With the change in investment strategy to more closely match the plan liabilities, interest rate risk will be greatly reduced.
Credit risk is the risk that counterparties’ failure to discharge their obligations could affect cash flows. The trusts have exposure through investments in fixed income securities. This risk is mitigated by investing in a diversified portfolio. The trusts also have exposure through settlement receivables from derivative contracts. Only the amount of unsettled net receivables is at risk for these types of investments, and no principal is at risk. We decrease credit risk exposure by only dealing with highly-rated financial counterparties; as of year-end, our counterparties each had a credit rating of at least A from S&P. We further manage this risk through diversification of counterparties, predefined settlement and margining provisions and documented agreements.
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
We value the pension plan assets based upon the observability of exit pricing inputs and classify pension plan assets based upon the lowest level input that is significant to the fair value measurement of the pension plan assets in their entirety. The fair value hierarchy is:

•	Level 1: Inputs are unadjusted quoted prices for identical assets or liabilities traded in an active market.

•	Level 2: Inputs are quoted prices in non-active markets for which pricing inputs are observable either directly or indirectly at the reporting date.

•	Level 3: Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.
Investments for which fair value is measured using the net asset value per share as a practical expedient are not categorized within the fair value hierarchy.
Cash and short-term investments are valued at cost, which approximates market.
Fixed income investments are valued at exit prices quoted in active or non-active markets or based on observable inputs.
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
Derivative instruments are valued based upon valuation statements received from each derivative’s counterparty. Some of these contracts are not publicly traded.
The net pension plan assets, when categorized in accordance with this fair value hierarchy, are as follows. Investments valued using net asset value (NAV) as a practical expedient are presented to reconcile with total plan assets.

DOLLAR AMOUNTS IN MILLIONS
2018	LEVEL 1	LEVEL 2	LEVEL 3	NAV	TOTAL
Pension trust investments:
Cash and short-term investments	$275	$12	$—	$—	$287
Common and preferred stock	—	—	—	—	—
Fixed income investments:
Corporate	—	1,054	—	—	1,054
Government	—	426	—	—	426
Hedge fund and related investments	—	—	3	1,811	1,814
Private equity and related investments	—	—	65	1,014	1,079
Derivative instruments	—	15	262	—	277
Total pension trust investments	275	1,507	330	2,825	4,937
Accrued liabilities, net					(17)
Pension trust net assets					4,920
Canadian nonregistered plan assets:
Cash and short-term investments	5	—	—	—	5
Common and preferred stock	5	—	—	—	5
Total Canadian nonregistered plan assets	10	—	—	—	10
Total plan assets					$4,930

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 79

DOLLAR AMOUNTS IN MILLIONS
2017	LEVEL 1	LEVEL 2	LEVEL 3	NAV	TOTAL
Pension trust investments:
Cash and short-term investments	$580	$2	$—	$—	$582
Common and preferred stock	1	—	—	—	1
Hedge fund and related investments	59	—	10	3,168	3,237
Private equity and related investments	—	—	102	1,120	1,222
Derivative instruments	—	31	445	—	476
Total pension trust investments	640	33	557	4,288	5,518
Accrued liabilities, net					(16)
Pension trust net investments					5,502
Canadian nonregistered plan assets:
Cash and short-term investments	6	—	—	—	6
Common and preferred stock	6	—	—	—	6
Total Canadian nonregistered plan assets	12	—	—	—	12
Total plan assets					$5,514

Assets that do not have readily available quoted prices in an active market require more judgment to value and have increased risk. Approximately $330 million, or 6.7 percent, of our pension plan assets were classified as Level 3 assets as of December 31, 2018.
A reconciliation of the beginning and ending balances of the pension plan assets measured at fair value using significant unobservable inputs (Level 3) is presented below:

DOLLAR AMOUNTS IN MILLIONS
	INVESTMENTS
	Hedge funds and related investments	Private equity and related investments	Derivative instruments, net	Total
Balance as of December 31, 2016	$4	$75	$376	$455
Net realized gains (losses)	(1)	(30)	15	(16)
Net change in unrealized gains (losses)	2	41	67	110
Purchases	—	14	—	14
Sales	(1)	—	—	(1)
Settlements	—	—	(13)	(13)
Transfers into Level 3	6	19	—	25
Transfers out of Level 3	—	(17)	—	(17)
Balance as of December 31, 2017	10	102	445	557
Net realized gains (losses)	—	—	238	238
Net change in unrealized gains (losses)	1	(5)	(184)	(188)
Purchases	—	5	—	5
Sales	—	(2)	—	(2)
Settlements	—	—	(237)	(237)
Transfers into Level 3	—	18	—	18
Transfers out of Level 3	(8)	(53)	—	(61)
Balance as of December 31, 2018	$3	$65	$262	$330
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

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 80

The table below shows the fair value and aggregate notional amount of the derivative instruments held by our pension trusts at the end of the last two years.

DOLLAR AMOUNTS IN MILLIONS
	FAIR VALUE		NOTIONAL
	DECEMBER 31, 2018	DECEMBER 31, 2017	DECEMBER 31, 2018	DECEMBER 31, 2017
Equity and fixed income index derivatives, net	$—	$19	$—	$501
Foreign currency derivatives, net	—	12	13	1,413
Futures contracts, net	15	—	1,073	—
Total return swaps, net	262	445	558	1,443
Total	$277	$476	$1,644	$3,357
ACTUARIAL ASSUMPTIONS
We use actuarial assumptions to estimate our benefit obligations and our net periodic benefit costs. The following tables show the rates used to estimate our benefit obligations and periodic net benefit costs.
Rates We Use in Estimating Our Benefit Obligations

	PENSION
	DECEMBER 31, 2018	DECEMBER 31, 2017
Discount rates:
United States	4.40%	3.70%
Canada	3.70%	3.50%
Lump sum distributions(1)(2)	PPA Table	PPA Table
Rate of compensation increase:
Salaried:
United States	13.00% to 2.00% decreasing with participant age	13.00% to 2.00% decreasing with participant age
Canada	3.25%	3.25%
Hourly:
United States	13.00% to 2.30% decreasing with participant age	13.00% to 2.30% decreasing with participant age
Canada	3.00%	3.00%
Lump sum or installment distributions election(2)	60.00%	60.00%
(1) PPA Phased Table: Interest and mortality assumptions as mandated by Pension Protection Act of 2006 including the phase out of the prior interest rate basis in 2013.
(2) U.S. qualified salaried and nonqualified plans only.

The discount rates used for our U.S. other postretirement benefit plans were 4.20 percent and 3.50 percent for the years ended December 31, 2018, and December 31, 2017, respectively. Additionally, the discount rates used for our Canadian other postretirement benefit plans were 3.70 percent and 3.40 percent for the years ended December 31, 2018, and December 31, 2017, respectively.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 81

Estimating Our Net Periodic Benefit Costs

	PENSION
	2018	2017	2016
Discount rates:
United States	3.70%	4.30%	4.50%
Canada	3.50%	3.70%	4.00%
Lump sum distributions(1)(2)	PPA Table	PPA Table	PPA Table
Expected return on plan assets:
Qualified/registered plans(3)	8.00%	8.00%	9.00% for all plans except 7.00% for plans assumed from Plum Creek
Nonregistered plans	3.50%	3.50%	3.50%
Rate of compensation increase:
Salaried:
United States	13.00% to 2.00% decreasing with participant age	13.00% to 2.00% decreasing with participant age	13.00% to 2.00% decreasing with participant age
Canada	3.25%	3.50%	3.50%
Hourly:
United States	13.00% to 2.30% decreasing with participant age	13.00% to 2.30% decreasing with participant age	13.00% to 2.30% decreasing with participant age
Canada	3.00%	3.25%	3.25%
Lump sum distributions election(2)	60.00%	60.00%	60.00%
(1) PPA Phased Table: Interest and mortality assumptions as mandated by Pension Protection Act of 2006 including the phase out of the prior interest rate basis in 2013.
(2) U.S. qualified salaried and nonqualified plans only.
(3) Beginning in 2017 we used an assumed expected return on plan assets of 8.00 percent for qualified and registered pension plans.

The discount rates used for our U.S. other postretirement benefit plans were 3.50 percent, 3.70 percent and 4.00 percent for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively. Additionally, the discount rates used for our Canadian other postretirement benefit plans were 3.40 percent, 3.60 percent and 3.90 percent for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively.
Expected Return on Plan Assets
We estimate the expected long-term return on assets for our qualified, registered and nonregistered pension plans.
Qualified and Registered Pension Plans
We assumed a long-term rate of return on plan assets of 8.0 percent for the year ended December 31, 2018.
As of the end of 2018, we have begun implementing a change in our asset strategy to an allocation that will more closely match the plan’s liability profile moving forward, resulting in a larger allocation of our assets into fixed income securities. With this change, we have determined that we will reduce our assumption of long-term rate of return on plan assets to 7.0 percent for the year ended December 31, 2019.
Determining our expected return requires a high degree of judgment. We consider actual pension fund performance over multiple years, and current and expected valuation levels in the global equity and credit markets. Historical fund returns are used as a base, and we place added weight on more recent pension plan asset performance.
Nonregistered Plans
Canadian tax rules require that 50 percent of the assets for nonregistered plans go to a noninterest-bearing refundable tax account. As a result, the return we earn investing the other 50 percent is spread over 100 percent of the assets. Our expected long-term annual rate of return on the portion we are allowed to manage is 7.0 percent. This assumption is based on historical experience and future return expectations. The expected overall annual return on assets that fund our nonregistered plans is 3.5 percent.
Health Care Costs
Rising costs of health care affect the costs of our other postretirement plans. We use assumptions about health care cost trend rates to estimate the cost of benefits we provide. Our trend rate assumptions are based on historical market experience, current environment and future expectations. In 2018, the assumed weighted health care cost trend rate was:

•	8.4 percent for U.S. Pre-Medicare

•	4.5 percent for U.S. Health Reimbursement Account (HRA)

•	5.1 percent for Canada
This table shows the assumptions we use in estimating the annual cost increase for health care benefits we provide.
Assumptions We Use in Estimating Health Care Benefit Cost Trends

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 82

	2018		2017
	U.S.	CANADA	U.S.	CANADA
Weighted health care cost trend rate assumed for next year	7.80% for Pre-Medicare and 4.50% for HRA	4.90%	8.40% for Pre-Medicare and 4.50% for HRA	5.10%
Rate that the cost trend rate gradually declines to	4.50%	4.00%	4.50%	4.30%
Year the cost trend rate is reached	2037	2039	2037	2028
The assumed health care cost trend rate can influence projected postretirement benefit plan payments. The following table demonstrates the effect a one percent change in assumed health care cost trend rates would have with all other assumptions remaining constant.
Effect of a One Percent Change in Health Care Costs

AS OF DECEMBER 31, 2018 (DOLLAR AMOUNTS IN MILLIONS)
	1% INCREASE	1% DECREASE
Effect on total service and interest cost components	Less than $1	Less than $(1)
Effect on accumulated postretirement benefit obligation	$5	$(4)
ACTIVITY OF PLANS
Net Periodic Benefit Cost (Credit)

DOLLAR AMOUNTS IN MILLIONS
	PENSION			OTHER POSTRETIREMENT BENEFITS
	2018	2017	2016	2018	2017	2016
Net periodic benefit cost (credit):
Service cost(1)	$37	$35	$48	$—	$—	$—
Interest cost	236	264	277	7	8	8
Expected return on plan assets	(399)	(409)	(495)	—	—	—
Amortization of actuarial loss	225	195	156	8	8	9
Amortization of prior service cost (credit)	3	4	4	(8)	(8)	(7)
Accelerated pension costs for Plum Creek merger-related change-in-control provisions	—	—	5	—	—	—
Settlement charge	200	—	—	—	—	—
Net periodic benefit cost (credit)	$302	$89	$(5)	$7	$8	$10
(1) Service cost includes $13 million in 2016 for employees that were part of our Cellulose Fibers divestitures. These charges are included in our results of discontinued operations. Curtailment and special termination benefits are related to involuntary terminations due to restructuring activities.

Estimated Amortization from Accumulated Other Comprehensive Loss in 2019

DOLLAR AMOUNTS IN MILLIONS
	PENSION	OTHER POSTRETIREMENT BENEFITS	TOTAL
Net actuarial loss	$108	$7	$115
Prior service cost (credit)	4	(1)	3
Net effect cost	$112	$6	$118
Expected Pension Plan and Benefit Funding
Established funding standards govern the funding requirements for our qualified and registered pension plans. We fund the benefit payments of our nonqualified and nonregistered plans as benefit payments come due. We voluntarily contributed $300 million to our U.S. qualified pension plans during 2018, although there was no minimum required contribution for the year.
During 2018, we contributed $22 million for our Canadian registered plans, we made contributions and benefit payments of $2 million for our Canadian nonregistered pension plans and made benefit payments of $19 million for our nonqualified pension plans.
During 2019, based on estimated year-end asset values and projections of plan liabilities, we expect to:

•	be required to contribute approximately $17 million for our Canadian registered plan;

•	be required to contribute or make benefit payments for our Canadian nonregistered plans of $3 million; and

•	make benefit payments of approximately $16 million for our U.S. nonqualified pension plans.

We do not anticipate a contribution being required for our U.S. qualified pension plan for 2019.
Expected Postretirement Benefit Funding

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 83

Benefits for these plans are paid from our general assets as they come due. We expect to make benefit payments of $23 million for our U.S. and Canadian other postretirement benefit plans in 2019, including $6 million expected to be required to cover benefit payments under collectively bargained contractual obligations.
Estimated Projected Benefit Payments for the Next 10 Years

DOLLAR AMOUNTS IN MILLIONS
	PENSION (1)	OTHER POSTRETIREMENT BENEFITS
2019	$272	$17
2020	233	16
2021	231	15
2022	232	14
2023	234	14
2024-2028	1,161	57
(1) Estimated payments exclude future payments transferred in conjunction with our January 2019 group annuity contract purchase.
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
DEFINED CONTRIBUTION PLANS
We sponsor various defined contribution plans for our U.S. and Canadian salaried and hourly employees. Our contributions to these plans were:

•	$22 million in 2018,

•	$21 million in 2017 and

•	$27 million in 2016.

NOTE 11: ACCRUED LIABILITIES
Accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2018	DECEMBER 31, 2017
Accrued compensation and employee benefit costs	$192	$223
Accrued taxes payable	30	43
Customer rebates, volume discounts and deferred income	99	96
Interest	109	111
Product remediation accrual (Note 19)	2	98
Other	58	74
Total	$490	$645

NOTE 12: LINES OF CREDIT
OUR LINES OF CREDIT
During March 2017, we entered into a $1.5 billion five-year senior unsecured revolving credit facility that expires in March 2022. This replaced a $1 billion senior unsecured revolving credit facility that was originally set to expire September 2018. Borrowings are at LIBOR plus a spread or at other interest rates mutually agreed upon between the borrower and the lending banks. As of December 31, 2018, we had $425 million of outstanding borrowings on the revolving credit facility and had an additional $1,075 million available. We were in compliance with the revolving credit facility covenants as of December 31, 2018.
OTHER LETTERS OF CREDIT AND SURETY BONDS
The amounts of other letters of credit and surety bonds we have entered into as of the end of our last two years are included in the following table:

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 84

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2018	DECEMBER 31, 2017
Letters of credit	$38	$37
Surety bonds	$123	$134
Our compensating balance requirements for our letters of credit were $6 million as of December 31, 2018.

NOTE 13: LONG-TERM DEBT
This note provides details about:

•	term loans issued and extinguished and

•	long-term debt and long-term debt maturities.
Our long-term debt includes notes, debentures and other borrowings.
TERM LOANS ISSUED AND EXTINGUISHED
During February 2018, we paid our $62 million 7.00 percent debenture at maturity.
During July 2017, we prepaid a $550 million variable-rate term loan originally set to mature in 2020 (2020 term loan). The 2020 term loan was prepaid using available cash of $325 million as well as borrowing proceeds from a new $225 million variable-rate term loan set to mature in 2026 (2026 term loan). The 2020 term loan was eligible to receive patronage refunds while outstanding. Similarly, we receive patronage refunds on the 2026 term loan, which will continue while the loan remains outstanding.
LONG-TERM DEBT AND LONG-TERM DEBT MATURITIES
The following table lists our long-term debt by types and interest rates at the end of our last two years and includes the current portion.
Long-Term Debt by Types and Interest Rates (Includes Current Portion)

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2018	DECEMBER 31, 2017
7.00% debentures due 2018	—	62
7.375% notes due 2019	500	500
9.00% debentures due 2021	150	150
4.70% debentures due 2021	588	597
7.125% debentures due 2023	191	191
5.207% debentures due 2023	881	885
4.625% notes due 2023	500	500
3.25% debentures due 2023	324	324
8.50% debentures due 2025	300	300
7.95% debentures due 2025	136	136
7.70% debentures due 2026	150	150
7.35% debentures due 2026	62	62
7.85% debentures due 2026	100	100
Variable rate term loan credit facility matures 2026	225	225
6.95% debentures due 2027	300	300
7.375% debentures due 2032	1,250	1,250
6.875% debentures due 2033	275	275
Other	1	1
	5,933	6,008
Less unamortized discounts	(5)	(5)
Less unamortized debt expense	(9)	(11)
Total	$5,919	$5,992
Portion due within one year	$500	$62

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 85

Amounts of Long-Term Debt Due Annually for the Next Five Years and the Total Amount Due After 2023

DOLLAR AMOUNTS IN MILLIONS (1)
2019	$500
2020	—
2021	719
2022	—
2023	1,876
Thereafter	2,798
(1) Excludes $26 million of unamortized discounts, capitalized debt expense and fair value adjustments (related to Plum Creek merger).

NOTE 14: FAIR VALUE OF FINANCIAL INSTRUMENTS
FAIR VALUE OF DEBT
The estimated fair values and carrying values of our long-term debt and line of credit consisted of the following:

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2018		DECEMBER 31, 2017
	CARRYING VALUE	FAIR VALUE (LEVEL 2)	CARRYING VALUE	FAIR VALUE (LEVEL 2)
Long-term debt (including current maturities) and line of credit:
Fixed rate	$5,694	$6,345	$5,768	$6,823
Variable rate	650	650	224	225
Total Debt	$6,344	$6,995	$5,992	$7,048
To estimate the fair value of long-term debt, we used the market approach, which is based on quoted market prices we received for the same types and issues of our debt.
We believe that our variable rate long-term debt and line of credit instruments have net carrying values that approximate their fair values with only insignificant differences.
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
LEGAL PROCEEDINGS
We are party to various legal proceedings arising in the ordinary course of business. We are not currently a party to any legal proceeding that management believes could have a material adverse effect on our Consolidated Balance Sheet, Consolidated Statement of Operations, or Consolidated Statement of Cash Flows. See Note 21: Income Taxes for a discussion of a tax proceeding involving Plum Creek's 2008 U.S. federal income tax return.
ENVIRONMENTAL MATTERS
Site Remediation
Under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) – commonly known as Superfund – and similar state laws, we:

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

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 86

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

The opinion and order, which is currently on appeal before the US Court of Appeals for the Sixth Circuit, does not establish allocation for future remediation costs, and accordingly, we may incur additional costs in connection with future remediation tasks for other areas of the site. In connection with the opinion and order, we updated our best estimate of the liability associated with the site and recorded a pretax charge of $28 million in first quarter 2018 within "Other operating costs (income), net" on the Consolidated Statement of Operations.

Our Established Reserves. We have established reserves for estimated remediation costs on the active Superfund sites and other sites for which we are a potentially responsible party. These reserves are recorded in "Accrued liabilities" and "Other liabilities" in our Consolidated Balance Sheet.
Changes in the Reserve for Environmental Remediation

DOLLAR AMOUNTS IN MILLIONS
Reserve balance as of December 31, 2017	$48
Reserve charges and adjustments, net	27
Payments	(13)
Reserve balance as of December 31, 2018	$62

We change our accrual to reflect:

•	new information on any site concerning implementation of remediation alternatives,

•	updates on prior cost estimates and new sites and

•	costs incurred to remediate sites.
Estimates. We believe it is reasonably possible, based on currently available information and analysis, that remediation costs for all identified sites may exceed our existing reserves by up to $126 million.
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
Changes in the Reserve for Asset Retirement Obligations

DOLLAR AMOUNTS IN MILLIONS
Reserve balance as of December 31, 2017	$32
Reserve charges and adjustments, net	11
Payments	(12)
Other adjustments(1)	(2)
Reserve balance as of December 31, 2018	$29
(1) Primarily related to a foreign currency remeasurement gain for our Canadian reforestation obligation.
COMMITMENTS AND OTHER CONTINGENCIES
Our commitments and contingencies include:

•	guarantees of debt and performance,

•	operating leases and

•	product remediation contingency.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 87

Guarantees
We have guaranteed the performance of the buyer of a timberland contract we sold in 2005. Future payments on the contract, which expires in 2023, are $10 million.
Operating Leases
Our rent expense was:

•	$47 million in 2018,

•	$39 million in 2017 and

•	$37 million in 2016 (excluding discontinued operations).
We have operating leases for:

•	various equipment, including logging equipment, lift trucks, automobiles and office equipment and

•	office and warehouse space.
Future Commitments on Operating Leases
Our operating lease commitments as of December 31, 2018 were:

DOLLAR AMOUNTS IN MILLIONS
2019	$35
2020	29
2021	26
2022	24
2023	18
Thereafter	78

Product Remediation Contingency
Refer to Note 19: Charges (Recoveries) for Product Remediation, Net for further information.

NOTE 16: SHAREHOLDERS’ INTEREST
This note provides details about:

•	preferred and preference shares,

•	common shares,

•	share-repurchase programs and

•	accumulated other comprehensive loss
PREFERRED AND PREFERENCE SHARES
We had no preferred shares outstanding at the end of 2018 or 2017. We have authorization to issue 7 million preferred shares with a par value of $1.00 per share.
On June 24, 2013, we issued 13.8 million of our 6.375 percent Mandatory Convertible Preference Shares, Series A, par value $1.00 and liquidation preference of $50.00 per share, for net proceeds of $669 million.
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
COMMON SHARES
The number of common shares we have outstanding changes when:

•	new shares are issued,

•	stock options are exercised,

•	restricted stock units or performance share units vest,

•	stock-equivalent units are paid out,

•	shares are tendered,

•	shares are repurchased or

•	shares are canceled.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 88

Reconciliation of Our Common Share Activity

SHARES IN THOUSANDS
	2018	2017	2016
Outstanding at beginning of year	755,223	748,528	510,483
Issuance from merger with Plum Creek (Note 5)	—	—	278,887
Stock options exercised	2,026	5,970	2,571
Issued for restricted stock units	466	605	840
Issued for performance shares	86	120	219
Preference shares converted to common	—	—	23,345
Repurchased	(11,410)	—	(67,817)
Outstanding at end of year	746,391	755,223	748,528
SHARE REPURCHASE PROGRAMS
In November 2015, our board of directors approved a share repurchase program under which we were authorized to repurchase up to $2.5 billion of outstanding shares subsequent to the closing of our merger with Plum Creek (the 2016 Repurchase Program). Transaction fees incurred for repurchases are not counted as use of funds authorized for repurchases under the 2016 Share Repurchase Authorization. During 2016, we repurchased 68 million shares of common stock for $2 billion under the 2016 Repurchase Program.
We did not repurchase any shares of common stock during 2017. As of December 31, 2017, we had remaining authorization of $500 million for future stock repurchases.
During 2018, we repurchased 11 million shares of common stock for $366 million (including transaction fees), under the 2016 Repurchase Program. As of December 31, 2018, we had remaining authorization of $135 million for future stock repurchases.
On February 7, 2019, our board of directors terminated the 2016 Repurchase Program and approved a new share repurchase program (the 2019 Repurchase Program) under which we are authorized to repurchase up to $500 million of outstanding shares.
All common stock purchases under the 2016 Repurchase Programs were made in open-market transactions.
We record share repurchases upon trade date as opposed to the settlement date when cash is disbursed. We record a liability to account for repurchases that have not been cash settled. There were no unsettled repurchases as of December 31, 2018, or December 31, 2017.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 89

ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in amounts included in our accumulated other comprehensive loss by component are:

DOLLAR AMOUNTS IN MILLIONS
		PENSION		OTHER POSTRETIREMENT BENEFITS
	Foreign currency translation adjustments	Actuarial loss	Prior service cost	Actuarial loss	Prior service credit	Unrealized gains on available-for-sale securities	Total
Ending balance as of December 31, 2016	$232	$(1,651)	$(9)	$(67)	$29	$7	$(1,459)
Other comprehensive income (loss) before reclassifications (1)	32	(280)	(2)	14	—	2	(234)
Amounts reclassified from accumulated other comprehensive income (loss) to earnings(1)(2)	—	129	3	5	(6)	—	131
Total other comprehensive income (loss)	32	(151)	1	19	(6)	2	(103)
Ending balance as of December 31, 2017	264	(1,802)	(8)	(48)	23	9	(1,562)
Other comprehensive income (loss) before reclassifications (1)	(54)	393	(5)	12	1	—	347
Amounts reclassified from accumulated other comprehensive income (loss) to earnings(1)(2)(3)	—	322	3	6	(6)	—	325
Total other comprehensive income (loss)	(54)	715	(2)	18	(5)	—	672
Reclassification of certain tax effects due to tax law changes(4)	—	(245)	(1)	(12)	5	—	(253)
Reclassification of accumulated unrealized gains on available-for-sale securities(5)	—	—	—	—	—	(9)	(9)
Net amounts reclassified from accumulated other comprehensive loss to retained earnings	—	(245)	(1)	(12)	5	(9)	(262)
Ending balance as of December 31, 2018	210	(1,332)	(11)	(42)	23	—	(1,152)
(1) Amounts are presented net of tax.
(2) Amounts of actuarial loss and prior service (cost) credit are components of net periodic benefit cost (credit). See Note: 10: Pension and Other Postretirement Benefit Plans.
(3) Amounts include a settlement charge totaling $200 million related to our U.S. qualified pension plan for the year ended December 31, 2018. See Note: 10: Pension and Other Postretirement Benefit Plans for further detail.
(4)  We reclassified certain tax effects from tax law changes of $253 million from "Accumulated other comprehensive loss" to "Retained earnings" on our Consolidated Balance Sheet in accordance with ASU 2018-02. See Note 1: Summary of Significant Accounting Policies.
(5)  We reclassified accumulated unrealized gains from available-for-sale securities of $9 million from "Accumulated other comprehensive loss" to "Retained earnings" on our Consolidated Balance Sheet in accordance with ASU 2016-01. See Note 1: Summary of Significant Accounting Policies.

NOTE 17: SHARE-BASED COMPENSATION
This note provides details about:

•	our Long-Term Incentive Compensation Plan (2013 Plan),

•	share-based compensation resulting from our merger with Plum Creek,

•	how we account for share-based awards,

•	tax benefits of share-based awards,

•	types of share-based compensation,

•	unrecognized share-based compensation and

•	deferred compensation stock equivalent units.

Share-based compensation expense was:

•	$42 million in 2018,

•	$40 million in 2017 and

•	$60 million in 2016.
The 2016 amount above contains a $6 million award to employees of the divested Cellulose Fibers businesses which is included in our results of discontinued operations.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 90

OUR LONG-TERM INCENTIVE COMPENSATION PLAN
Our long-term incentive plans provide for share-based awards that include:

•	restricted stock,

•	restricted stock units (RSUs),

•	performance shares,

•	performance share units (PSUs),

•	stock options and

•	stock appreciation rights (SARs).
We may issue future grants of up to 21 million shares under the 2013 Plan. We also have the right to reissue forfeited and expired grants.
For restricted stock, RSUs, performance shares, PSUs or other equity grants:

•	An individual participant may receive a grant of up to 1 million shares annually.

•	No participant may be granted awards that exceed $10 million earned in a 12-month period.
For stock options and SARs:

•	An individual participant may receive a grant of up to 2 million shares in any one calendar year.

•	The exercise price is required to be the market price on the date of the grant.
We have not granted any additional SARs since 2016. Additionally, the remaining liability related to SARs is immaterial at December 31, 2018.
The Compensation Committee of our board of directors annually establishes an overall pool of stock awards available for grants based on performance.
For stock-settled awards, we:

•	issue new stock into the marketplace and

•	generally do not repurchase shares in connection with issuing new awards.
Our common shares would increase by approximately 30 million shares if all share-based awards were exercised or vested. These include:

•	all options, RSUs and PSUs outstanding at December 31, 2018, under the 2013 Plan and 2004 Plan; and

•	all remaining options, RSUs and PSUs that could be granted under the 2013 Plan.

SHARE-BASED COMPENSATION RESULTING FROM OUR MERGER WITH PLUM CREEK
Replacement awards were granted as a result of the merger with Plum Creek. Eligible outstanding Plum Creek stock options, RSUs and deferred stock unit awards were converted into equivalent equity awards with respect to Weyerhaeuser Common Shares, after giving effect to the appropriate adjustments to reflect the consummation of the merger.

In total, we issued replacement awards consisting of 1,953 thousand stock options and 1,248 thousand RSUs. The replacement stock option awards were fully vested and had a total value of $5 million, which was included in the equity consideration issued with the merger. Qualifying terminations during 2016 resulted in accelerated vesting of 705 thousand of the replacement RSUs and recognition of $15 million of expense. The accelerated expense is included in the merger-related integration costs as described in Note 18: Charges for Integration and Restructuring, Closures and Asset Impairments.

We also assumed 289,910 value management awards (VMAs) through the merger with Plum Creek. Qualifying terminations during 2016 resulted in $6 million of expense recognized for VMAs. This accelerated expense is included in merger-related integration costs as described in Note 18: Charges for Integration and Restructuring, Closures and Asset Impairments.

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

We recognize the cost of share-based awards in our Consolidated Statement of Operations over the required service period — generally the period from the date of the grant to the date when it is vested. Special situations include:

•	Awards that vest upon retirement — the required service period ends on the date an employee is eligible for retirement, including early retirement.

•	Awards that continue to vest following job elimination or the sale of a business — the required service period ends on the date the employment from the company is terminated.
In these special situations, compensation expense from share-based awards is recognized over a period that is shorter than the stated vesting period.
TAX BENEFITS OF SHARE-BASED AWARDS
Our total income tax benefit from share-based awards — as recognized in our Consolidated Statement of Operations — for the last three years was:

•	$5 million in 2018,

•	$6 million in 2017 and

•	$12 million in 2016.
The 2016 amount above contains a $2 million income tax benefit from share-based awards to employees that were part of the Cellulose Fibers divestitures which is included in our results of discontinued operations.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 91

Tax benefits from share-based awards are accrued as stock compensation expense and realized when:

•	restricted shares and RSUs vest,

•	performance shares and PSUs vest,

•	stock options are exercised and

•	SARs are exercised.
TYPES OF SHARE-BASED COMPENSATION
Our share-based compensation is in the form of:

•	restricted stock units,

•	performance share units,

•	stock options and

•	stock appreciation rights.
RESTRICTED STOCK UNITS
Through the 2013 Plan, we award RSUs — grants that entitle the holder to shares of our stock as the award vests.
The Details
Our RSUs granted in 2018, 2017 and 2016 generally:

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
Our Accounting
The fair value of our RSUs is the market price of our stock on the grant-date of the awards.
We generally record share-based compensation expense for RSUs over the four-year vesting period. Generally, for RSUs that continue to vest following the termination of employment, we record the share-based compensation expense over a required service period that is less than the stated vesting period.
Activity
The following table shows our RSU activity for 2018.

	RESTRICTED STOCK UNITS (IN THOUSANDS)	WEIGHTED AVERAGE GRANT-DATE FAIR VALUE
Nonvested at December 31, 2017	1,515	$29.12
Granted	710	34.19
Vested	(560)	28.81
Forfeited	(72)	$30.19
Nonvested at December 31, 2018(1)	1,593	$31.41
(1) As of December 31, 2018, there were approximately 336 thousand RSUs that had met the requisite service period and will be released as identified in the grant terms.
The weighted average grant-date fair value for RSUs was:

•	$34.19 in 2018,

•	$32.83 in 2017 and

•	$30.25 in 2016.
The total grant-date fair value of RSUs vested was:

•	$16 million in 2018,

•	$18 million in 2017 and

•	$36 million in 2016.
Nonvested RSUs accrue dividends that are paid out when RSUs vest. Any RSUs forfeited will not receive dividends.
As RSUs vest, a portion of the shares awarded is withheld to cover employee taxes. As a result, the number of stock units vested and the number of common shares issued will differ.
PERFORMANCE SHARE UNITS
Through the 2013 Plan, we award PSUs — grants that entitle the holder to shares of our stock as the award vests.
The Details
The final number of shares awarded will range from 0 percent to 150 percent of each grant’s target, depending upon actual company performance.

For shares granted in 2018 and 2017, the ultimate number of PSUs earned is based on two measures:

•	our relative total shareholder return (TSR) ranking measured against the S&P 500 over a three-year period and

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 92

•	our relative TSR ranking measured against an industry peer group of companies over a three-year period.

For shares granted in 2016, the ultimate number of PSUs earned is based on three measures:

•	our relative total shareholder return (TSR) ranking measured against the S&P 500 over a three-year period,

•	our relative TSR ranking measured against an industry peer group of companies over a three-year period and

•	achievement of Plum Creek merger cost synergy targets.

The vesting provisions for PSUs granted in 2018, 2017, and 2016 were as follows:

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
Weighted Average Assumptions Used in Estimating the Value of Performance Share Units

	2018 GRANTS	2017 GRANTS	2016 GRANTS
Performance period	1/1/2018-12/31/2020	1/1/2017 – 12/31/2019	1/1/2016 – 12/31/2018
Expected dividends	3.81%	3.74%	3.92% - 5.37%
Risk-free rate	1.75% - 2.34%	0.68% - 1.55%	0.45% - 0.97%
Volatility	17.30% - 21.52%	22.71% - 24.07%	21.87% - 28.09%
Weighted average grant-date fair value	$35.49	$37.93	$22.58
Activity
The following table shows our PSU activity for 2018.

	GRANTS (IN THOUSANDS)	WEIGHTED AVERAGE GRANT-DATE FAIR VALUE
Nonvested at December 31, 2017	965	$30.87
Granted at target	343	35.49
Vested	(112)	32.79
Forfeited	(26)	37.93
Performance adjustment	(128)	$34.74
Nonvested at December 31, 2018(1)	1,042	$31.52
(1) As of December 31, 2018, there were approximately 232 thousand PSUs that had met the requisite service period and will be released as identified in the grant terms.
The total grant-date fair value of PSUs vested was:

•	$4 million in 2018,

•	$4 million in 2017 and

•	$8 million in 2016.
As PSUs vest, a portion of the shares awarded is withheld to cover participant taxes. As a result, the number of stock units vested and the number of common shares issued will differ.
STOCK OPTIONS
Stock options entitle award recipients to purchase shares of our common stock at a fixed exercise price. During 2018 and 2017, we did not grant any stock option awards. When granted in prior years, however, we granted stock options with an exercise price equal to the market price of our stock on the date of the grant.
The Details
Our stock options generally:

•	vest over four years of continuous service,

•	must be exercised within 10 years of the grant-date and

•	use a Black-Scholes option valuation model to estimate the fair value of every stock option award on its grant-date.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 93

Activity
The following table shows our option unit activity for 2018.

	OPTIONS (IN THOUSANDS)	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE (IN MILLIONS)
Outstanding at December 31, 2017	8,487	$26.47
Exercised	(2,025)	$25.68
Forfeited or expired	(96)	$25.02
Outstanding at December 31, 2018(1)	6,366	$26.75	5.33	$4
Exercisable at December 31, 2018	4,732	$27.14	4.78	$4
(1) As of December 31, 2018, there were approximately 573 thousand stock options that had met the requisite service period and will be released as identified in the grant terms.
The total intrinsic value of stock options exercised was:

•	$22 million in 2018,

•	$68 million in 2017 and

•	$18 million in 2016.
UNRECOGNIZED SHARE-BASED COMPENSATION
As of December 31, 2018, our unrecognized share-based compensation cost for all types of share-based awards included $33 million related to non-vested equity-classified share-based compensation arrangements — expected to be recognized over a weighted average period of approximately 1.1 years.
DEFERRED COMPENSATION STOCK EQUIVALENT UNITS
Certain employees and our board of directors may defer compensation into stock-equivalent units.
The Details
The 2013 Plan works differently for employees and directors.
Eligible employees:

•	may choose to defer all or part of their bonus into stock-equivalent units;

•	may choose to defer part of their salary, except for executive officers; and

•	receive a 15 percent premium if the deferral is for at least five years.
Our directors:

•	receive a portion of their annual retainer fee in the form of RSUs, which vest over one year and may be deferred into stock-equivalent units;

•	may choose to defer some or all of the remainder of their annual retainer fee into stock-equivalent units; and

•	do not receive a premium for their deferrals.
Employees and directors also choose when the deferrals will be paid out although no deferrals may be paid until after the separation from service of the employee or director.
Our Accounting
We settle all deferred compensation accounts in cash for our employees. Our directors receive shares of common stock as payment for stock-equivalent units. In addition, we credit all stock-equivalent accounts with dividend equivalents. The number of common shares to be issued in the future to directors is 639 thousand.
Stock-equivalent units are:

•	liability-classified awards and

•	re-measured to fair value at every reporting date.
The fair value of a stock-equivalent unit is equal to the market price of our stock.
Activity
The number of stock-equivalent units outstanding in our deferred compensation accounts were:

•	788 thousand as of December 31, 2018,

•	804 thousand as of December 31, 2017 and

•	1,004 thousand as of December 31, 2016.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 94

NOTE 18: CHARGES FOR INTEGRATION AND RESTRUCTURING, CLOSURES AND ASSET IMPAIRMENTS
Items Included in Our Charges for Integration and Restructuring, Closures and Asset Impairments

DOLLAR AMOUNTS IN MILLIONS
	2018	2017	2016
Integration and restructuring charges related to our merger with Plum Creek:
Termination benefits	$—	$11	$54
Acceleration of share-based compensation related to qualifying terminations (Note 17)	—	—	21
Acceleration of pension benefits related to qualifying terminations (Note 10)	—	—	5
Professional services	—	16	52
Other integration and restructuring costs	—	7	14
Total integration and restructuring charges related to our merger with Plum Creek	—	34	146
Charges related to closures and other restructuring activities	1	6	8
Impairment of long-lived assets	1	154	16
Total charges for integration and restructuring, closures and asset impairments	$2	$194	$170
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
ASSET IMPAIRMENTS
The Impairment of Long-Lived Assets section of Note 1: Summary of Significant Accounting Policies provides details about how we account for these impairments. Additional information can also be found in our Critical Accounting Policies.
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

Additionally, in September 2017, we recognized an impairment charge of $6 million related to a nonstrategic asset in our Wood Products segment. The fair value of the asset was determined using the value indicated in a purchase and sale agreement.

•
2016 — We recognized a $15 million impairment charge in Real Estate & ENR which represents the fair value less direct selling costs of certain development projects that we planned to sell that had a book value greater than fair value. The fair values of the projects were determined using significant unobservable inputs (Level 3) based on broker opinion of value reports.

NOTE 19: CHARGES (RECOVERIES) FOR PRODUCT REMEDIATION, NET

In July 2017, we announced the implementation of a solution to address concerns regarding our TJI® Joists coated with our former Flak Jacket® Protection product. This issue was isolated to Flak Jacket product manufactured after December 1, 2016, and did not affect any of our other products.

We recorded insurance recoveries of $25 million and product remediation charges of $25 million for the year ended December 31, 2018. During the year ended December 31, 2017, we recorded $290 million to accrue for expected costs associated with the remediation. The charges recorded were attributable to our Wood Products segment and were recorded in "Charges (recoveries) for product remediation, net" on the Consolidated Statement of Operations.

NOTE 20: OTHER OPERATING COSTS (INCOME), NET
Other operating costs (income), net:

•	includes both recurring and occasional income and expense items and

•	can fluctuate from year to year.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 95

Various Income and Expense Items Included in Other Operating Costs (Income), Net

DOLLAR AMOUNTS IN MILLIONS
	2018	2017	2016
Gain on disposition of nonstrategic assets (1)	$(5)	$(16)	$(60)
Foreign exchange losses (gains), net (2)	(3)	(1)	(6)
Litigation expense, net	35	20	24
Gain on sale of timberlands (3)	—	(99)	—
Environmental remediation insurance recoveries	(5)	(42)	—
Other, net(4)	52	10	(11)
Total other operating costs (income), net	$74	$(128)	$(53)
(1) Gain on disposition of nonstrategic assets in 2016 included a $36 million pretax gain recognized in first quarter 2016 on the sale of our Federal Way, Washington headquarters campus.
(2) Foreign exchange gains and losses result from changes in exchange rates primarily related to our U.S. dollar denominated cash and debt balances that are held by our Canadian subsidiary.
(3) Gain on sale of 100,000 acres sold to Twin Creeks during Q4 2017. Refer to Note 9: Related Parties for further information.
(4) "Other, net" includes environmental remediation charges. See Note 15: Legal Proceedings, Commitments and Contingencies for more information.

NOTE 21: INCOME TAXES
This note provides details about our income taxes applicable to continuing operations:

•	earnings before income taxes,

•	provision for income taxes,

•	effective income tax rate,

•	deferred tax assets and liabilities,

•	unrecognized tax benefits and

•	our ongoing IRS tax matter.
Income taxes related to discontinued operations are discussed in Note 4: Discontinued Operations and Other Divestitures.
The Income Taxes section of Note 1: Summary of Significant Accounting Policies provides details about how we account for our income taxes.
Tax Legislation
On December 22, 2017, H.R. 1, commonly known as the Tax Cuts and Jobs Act (the "Tax Act"), was enacted. The Tax Act contains significant changes to corporate taxation, including the reduction of the corporate tax rate from 35 percent to 21 percent. As a result of the reduction in the corporate tax rate, we revalued our deferred tax assets and liabilities and recorded a tax expense of $74 million during 2017, which reduced our net deferred tax asset. We were not required to pay a repatriation tax due to the fact that we had no foreign undistributed earnings at December 31, 2017.
The most significant effects of the Tax Act provisions for 2018 include a reduction to our overall estimated annual effective tax rate primarily due to the reduced corporate tax rate, and new limitations on certain business deductions.
During first quarter 2018, we adopted ASU 2018-02 which allowed for the reclassification of certain income tax effects related to the Tax Act between "Accumulated other comprehensive loss” and “Retained earnings”. Refer to Note 1: Summary of Significant Accounting Policies for further details on this ASU and the related effect on our financial statements.
Pension Contribution Tax Adjustment
At the end of 2017, we revalued our deferred tax assets (including pension) to the 2018 federal tax rate of 21 percent, as a result of the Tax Act, as discussed above. During third quarter 2018, we announced actions intended to reduce the liabilities of our U.S. qualified pension plan while maintaining the plan’s current funded status and made a decision to contribute $300 million to our U.S. qualified pension plan (refer to Note 10: Pension and Other Postretirement Benefit Plans). We were able to deduct this contribution on our 2017 U.S. federal tax return at the 2017 federal tax rate of 35 percent. This resulted in an incremental $41 million tax benefit for the portion attributable to our TRSs during third quarter 2018.
EARNINGS BEFORE INCOME TAXES
Domestic and Foreign Earnings from Continuing Operations Before Income Taxes

DOLLAR AMOUNTS IN MILLIONS
	2018	2017	2016
Domestic earnings	$556	$643	$353
Foreign earnings	251	73	151
Total earnings before income taxes	$807	$716	$504

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 96

PROVISION FOR INCOME TAXES
Provision (Benefit) for Income Taxes from Continuing Operations

DOLLAR AMOUNTS IN MILLIONS
	2018	2017	2016
Current:
Federal	$(69)	$10	$1
State	(5)	—	1
Foreign	61	82	11
Total current	(13)	92	13
Deferred:
Federal	45	61	37
State	12	(18)	(3)
Foreign	15	(1)	42
Total deferred	72	42	76
Total income tax provision (benefit)	$59	$134	$89
EFFECTIVE INCOME TAX RATE
Effective Income Tax Rate Applicable to Continuing Operations

DOLLAR AMOUNTS IN MILLIONS
	2018	2017	2016
U.S. federal statutory income tax	$170	$250	$177
State income taxes, net of federal tax benefit	8	(2)	(3)
REIT income not subject to federal income tax	(116)	(198)	(99)
SDT settlement	21	—	—
Tax effect of U.S. corporate rate change	—	74	—
Voluntary pension contribution	(41)	—	—
Foreign taxes	15	54	(4)
Repatriation of Canadian earnings	—	(22)	24
Other, net	2	(22)	(6)
Total income tax provision (benefit)	$59	$134	$89
Effective income tax rate	7.3%	18.8%	17.6%
DEFERRED TAX ASSETS AND LIABILITIES
Deferred tax assets and liabilities reflect the future tax effect created by differences between the timing of when income or deductions are recognized for pretax financial book reporting purposes versus income tax purposes. Deferred tax assets represent a future tax benefit (or reduction to income taxes in a future period), while deferred tax liabilities represent a future tax obligation (or increase to income taxes in a future period). Our deferred tax assets and liabilities have been revalued for the reduction in the U.S. corporate tax rate.
Balance Sheet Classification of Deferred Income Tax Assets (Liabilities) Related to Continuing Operations

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2018	DECEMBER 31, 2017
Net noncurrent deferred tax asset	$15	$268
Net noncurrent deferred tax liability	(43)	—
Net deferred tax asset (liability)	$(28)	$268

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 97

Items Included in Our Deferred Income Tax Assets (Liabilities)

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2018	DECEMBER 31, 2017
Deferred tax assets:
Postretirement benefits	$37	$50
Pension	75	306
State tax credits	51	56
Other reserves	13	38
Depletion	41	40
Excess interest	30	—
Incentive compensation	20	23
Workers compensation	18	19
Net operating loss carryforwards	19	18
Other	83	70
Gross deferred tax assets	387	620
Valuation allowance	(61)	(63)
Net deferred tax assets	326	557
Deferred tax liabilities:
Property, plant and equipment	(197)	(154)
Timber installment notes	(116)	(116)
Other	(41)	(19)
Net deferred tax liabilities	(354)	(289)
Net deferred tax asset (liability)	(28)	268
Other Information About Our Deferred Income Tax Assets (Liabilities)
Other information about our deferred income tax assets (liabilities) include:

•	net operating loss and credit carryforwards,

•	valuation allowances and

•	reinvestment of undistributed earnings.
Net Operating Loss and Credit Carryforwards
Our gross federal, state and foreign net operating loss carryforwards as of the end of 2018 totaled $584 million as follows:

•	U.S. REIT - $223 million, which expire from 2031 through 2036;

•	State - $361 million, which expire from 2019 through 2037; and

•	Foreign - none currently recorded.
Our gross state credit carryforwards at the end of 2018 totaled $65 million, which includes $14 million that expire from 2019 through 2032 and $51 million that do not expire. Our U.S. TRS has $6 million in foreign tax credit carryforwards that expire in 2027.
Valuation Allowances
With the exception of the valuation allowance discussed below, we believe it is more likely than not that we will have sufficient future taxable income to realize our deferred tax assets.
Our valuation allowance on our deferred tax assets was $61 million at the end of 2018, related to state credits, state net operating losses and passive foreign tax credits.
Reinvestment of Undistributed Earnings
We have historically asserted it is our intent to reinvest the earnings of our foreign subsidiaries. In fourth quarter 2018, we changed our position regarding the earnings of our Canadian subsidiary. Our change in assertion was based on the company’s review of global cash management and planned capital deployment, taking into consideration the effects of the Tax Act. As of 2018, our assertion is to permanently reinvest approximately 10 percent of our Canadian earnings. We have no other foreign subsidiaries with undistributed earnings. Accordingly, deferred taxes have been provided primarily related to Canadian withholding taxes associated with Canadian earnings no longer considered permanently reinvested.
UNRECOGNIZED TAX BENEFITS
Unrecognized tax benefits represent potential future obligations to taxing authorities if uncertain tax positions we have taken on previously filed tax returns are not sustained. The total gross amount of unrecognized tax benefits as of December 31, 2018, and 2017, is $3 million and $4 million, of which a net amount of $1 million and $2 million, respectively, would affect our tax rate if recognized.
The net liability recorded in our Consolidated Balance Sheet related to unrecognized tax benefits is $1 million as of December 31, 2018, comprised of the $3 million gross unrecognized tax benefit amount net of $2 million in loss carryforwards available to offset the liability. The net liability as of December 31, 2017, was $2 million, comprised of $4 million gross unrecognized tax benefit amount net of $2 million loss carryforwards available to offset the liability.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 98

In accordance with our accounting policy, we accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. See Note 1: Summary of Significant Accounting Policies.
Reconciliation of the Beginning and Ending Amount of Unrecognized Tax Benefits

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2018	DECEMBER 31, 2017
Balance at beginning of year	$4	$6
Lapse of statute	(1)	(2)
Balance at end of year	$3	$4
As of December 31, 2018, none of our U.S. federal income tax returns or foreign jurisdiction income tax returns are under examination. Our U.S. federal income tax returns are open to examination for years 2015 forward and foreign jurisdictions income tax returns are open to examination for years 2010 forward. We are undergoing examinations in state jurisdictions for tax years 2009 through 2017, with tax years 2009 forward open to examination. We do not expect that the outcome of any examination will have a material effect on our consolidated financial statements; however, audit outcomes and the timing of audit settlements are subject to significant uncertainty.
In the next 12 months, we estimate a decrease of $1 million in unrecognized tax benefits due to the lapse of applicable statutes of limitation.
RESOLUTION OF IRS MATTER
In connection with the merger with Plum Creek, we acquired equity interests in Southern Diversified Timber, LLC, a timberland joint venture (Timberland Venture) with an affiliate of Campbell Global LLC (TCG Member). On August 31, 2016, the Timberland Venture redeemed TCG Member's interest and became a fully consolidated, wholly-owned subsidiary of Weyerhaeuser.
We received a Notice of Final Partnership Administrative Adjustment (FPAA), dated July 20, 2016, from the Internal Revenue Service (IRS) in regard to Plum Creek's 2008 U.S. federal income tax treatment of the transaction forming the Timberland Venture. The IRS asserted that the transfer of the timberlands to the Timberland Venture was a taxable transaction to Plum Creek at the time of the transfer rather than a nontaxable capital contribution. We subsequently filed a petition in the U.S. Tax Court to contest this adjustment.
On February 8, 2019, we entered into a closing agreement with the IRS to settle this dispute. Under the terms of the agreement, the company paid approximately $21 million of corporate tax. This amount was recorded as tax expense in fourth quarter 2018. No interest or penalties will be assessed. The parties have filed a stipulated decision with the U.S. Tax Court, pursuant to which the Court will officially close the matter.

NOTE 22: GEOGRAPHIC AREAS
This note provides selected key financial data according to the geographical locations of our customers. The selected key financial data includes:

•	sales to unaffiliated customers,

•	export sales from the U.S. and

•	long-lived assets.
SALES
Our sales to unaffiliated customers outside the U.S. are primarily to customers in Canada, Japan and China. Our export sales are comprised primarily of logs, lumber and wood chips to Japan and China.
Sales by Geographic Area

DOLLAR AMOUNTS IN MILLIONS
	2018	2017	2016
Sales to unaffiliated customers:
U.S.	$6,365	$6,168	$5,451
Canada	519	472	341
Japan	410	352	369
China	120	107	108
Other foreign countries	62	97	96
Total	$7,476	$7,196	$6,365
Export sales from the U.S.:
Japan	$338	$295	$314
China	113	102	103
Other foreign countries	153	148	98
Total	$604	$545	$515

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 99

LONG-LIVED ASSETS
Our long-lived assets — used in the generation of revenues in the different geographical areas — are nearly all in the U.S. and Canada. Our long-lived assets include:

•	property and equipment, including construction in progress,

•	timber and timberlands,

•	minerals and mineral rights and

•	goodwill.
Long-Lived Assets by Geographic Area

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2018	DECEMBER 31, 2017	DECEMBER 31, 2016
U.S.	$14,778	$14,922	$15,700
Canada	220	223	206
Other foreign countries	—	—	527
Total(1)	$14,998	$15,145	$16,433
(1) Amounts for December 31, 2016, include assets from discontinued operations.

NOTE 23: SELECTED QUARTERLY FINANCIAL INFORMATION (unaudited)
Quarterly financial data provides a review of our results and performance throughout the year. Our earnings per share for the full year do not always equal the sum of the four quarterly earnings-per share amounts because of common share activity during the year. As the company’s common shares are traded on the New York Stock Exchange (NYSE), market price information such as the high and low trading prices of our common shares can be found under the symbol WY.
Key Quarterly Financial Data for the Last Two Years

DOLLAR AMOUNTS IN MILLIONS EXCEPT PER-SHARE FIGURES
	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER	FULL YEAR
2018:
Net sales	$1,865	$2,065	$1,910	$1,636	$7,476
Operating income from continuing operations	404	476	337	177	1,394
Earnings (loss) from continuing operations before income taxes	299	382	240	(114)	807
Net earnings (loss)	269	317	255	(93)	748
Basic and diluted net earnings (loss) per share	0.35	0.42	0.34	(0.12)	0.99
Dividends paid per share	0.32	0.32	0.34	0.34	1.32
2017:
Net sales	$1,693	$1,808	$1,872	$1,823	$7,196
Operating income from continuing operations	293	157	205	476	1,131
Earnings (loss) from continuing operations before income taxes	181	58	103	374	716
Net earnings (loss)	157	24	130	271	582
Basic and diluted net earnings (loss) per share	0.21	0.03	0.17	0.36	0.77
Dividends paid per share	0.31	0.31	0.31	0.32	1.25

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 100

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting as is defined in the Securities Exchange Act of 1934 rules. Management, under our supervision, conducted an evaluation of the effectiveness of the company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), management concluded that the company’s internal control over financial reporting was effective as of December 31, 2018. The effectiveness of the company’s internal control over financial reporting as of December 31, 2018, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 101

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Weyerhaeuser Company:

Opinion on Internal Control Over Financial Reporting
We have audited Weyerhaeuser Company and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated February 15, 2019 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Seattle, Washington
February 15, 2019

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 102

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
A list of our executive officers and biographical information are found in the Our Business — Executive Officers of the Registrant section of this report. Information with respect to directors of the company and certain other corporate governance matters, as required by this item to Form 10-K, is set forth in the Notice of the 2019 Annual Meeting and Proxy Statement for the company’s Annual Meeting of Shareholders to be held May 17, 2019 under the following headings: "Item 1. Election of Directors,” “Corporate Governance at Weyerhaeuser ,” and “Stock Information ,” and in each case such required information is incorporated herein by reference.
The Weyerhaeuser Code of Ethics applies to our chief executive officer, our chief financial officer and our chief accounting officer, as well as other officers, directors and employees of the company. The Weyerhaeuser Code of Ethics is posted on our website at www.weyerhaeuser.com, and currently is located under the tabs “Sustainability”, then “Governance” and finally “Operating Ethically”.

EXECUTIVE AND DIRECTOR COMPENSATION
Information with respect to executive and director compensation, as required by this item to Form 10-K, is set forth in the Notice of the 2019 Annual Meeting and Proxy Statement for the company’s Annual Meeting of Shareholders to be held May 17, 2019 under the headings “Item 1. Election of Directors" and “Executive Compensation,” and in each case, such required information is incorporated herein by reference.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners and management and with respect to securities authorized for issuance under our equity compensation plans, as required by this item to Form 10-K, is set forth in the Notice of the 2019 Annual Meeting and Proxy Statement for the company’s Annual Meeting of Shareholders to be held May 17, 2019 under the heading “Stock Information,” and such required information is incorporated herein by reference.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information about certain relationships and related transactions and director independence, as required by this item to Form 10-K, is set forth in the Notice of the 2019 Annual Meeting and Proxy Statement for the company’s Annual Meeting of Shareholders to be held May 17, 2019 under the heading “Corporate Governance at Weyerhaeuser,” and such required information is incorporated herein by reference.

PRINCIPAL ACCOUNTING FEES AND SERVICES
Information with respect to principal accounting fees and services, as required by this item to Form 10-K, is set forth in the Notice of the 2019 Annual Meeting and Proxy Statement for the company’s Annual Meeting of Shareholders to be held May 17, 2019 under the heading “Item 3. Ratify Selection of Independent Registered Public Accounting Firm” and such required information is incorporated herein by reference.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 103

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
(a)
Agreement and Plan of Merger, dated as of November 6, 2015, between Weyerhaeuser Company and Plum Creek Timber Company, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on November 9, 2015 - Commission File Number 1-4825)

(b)
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

(b) Bylaws (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on October 26, 2018 - Commission File Number 1-4825)
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
Indenture dated as of March 15, 1983 between Weyerhaeuser Company (as successor to Willamette Industries, Inc.) and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank), as Trustee (incorporated by reference to Exhibit 4(f) to the Annual Report on Form 10-K for the annual period ended December 31, 2017 – Commission File Number 1-4825)

(g)
Indenture dated as of January 30, 1993 between Weyerhaeuser Company (as successor to Willamette Industries, Inc.) and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank), as Trustee (incorporated by reference to Exhibit 4(g) to the Annual Report on Form 10-K for the annual period ended December 31, 2017 – Commission File Number 1-4825)

(h)
First Supplemental Trust Indenture dated as of March 12, 2002 between Weyerhaeuser Company (as successor to Willamette Industries, Inc.) and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank), as Trustee (incorporated by reference to Exhibit 4(h) to the Annual Report on Form 10-K for the annual period ended December 31, 2017 – Commission File Number 1-4825)

(i)
Indenture dated as of January 15, 1996 between Weyerhaeuser Company Limited (as successor to MacMillan Bloedel Limited) and The Bank of New York Mellon Trust Company, N.A. (as successor to Harris Trust Company of New York, formerly known as Bank of Montreal Trust Company), as Trustee (incorporated by reference to Exhibit 4(i) to the Annual Report on Form 10-K for the annual period ended December 31, 2017 – Commission File Number 1-4825)

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 104

(j)
First Supplemental Indenture dated as of November 1, 1999 between Weyerhaeuser Company Limited and The Bank of New York Mellon Trust Company, N.A. (as successor to Harris Trust Company of New York, formerly Bank of Montreal Trust Company), as Trustee (incorporated by reference to Exhibit 4(j) to the Annual Report on Form 10-K for the annual period ended December 31, 2017 – Commission File Number 1-4825)

(k)
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
(c)
Severance Agreement with Devin W. Stockfish effective January 1, 2019 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on October 26, 2018 - Commission File Number 1-4825)*

(d)
Executive Employment Agreement with Doyle Simons dated February 17, 2016 (incorporated by reference to Exhibit 10(v) to the Annual Report on Form 10-K for the annual period ended December 31, 2015 - Commission File Number 1-4825)*

(e)
Retention Agreement with Russell S. Hagen dated August 24, 2018 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on October 26, 2018 - Commission File Number 1-4825)*

(f)
Restricted Stock Unit Agreement with Adrian M. Blocker dated August 24, 2018 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on October 26, 2018 - Commission File Number 1-4825)*

(g)
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
Form of Weyerhaeuser Company 2013 Long Term Incentive Plan Performance Share Unit Award Terms and Conditions for Plan Years 2017, 2018 and 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 26, 2017 - Commission File Number 1-4825)*

(k)
Form of Weyerhaeuser Company 2013 Long-Term Incentive Plan Restricted Stock Unit Award Terms and Conditions for Plan Years 2016, 2017, 2018 and 2019 (incorporated by reference to Exhibit 10(i) to the Annual Report on Form 10-K for the annual period ended December 31, 2017 – Commission File Number 1-4825)*

(l)
Form of Weyerhaeuser Company 2004 Long-Term Incentive Plan Stock Option Award Terms and Conditions (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 11, 2013 - Commission File Number 1-4825)*

(m)
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
Form of Plum Creek Executive Restricted Stock Unit and Value Management Award Agreement for Plan Year 2015 (incorporated by reference to Exhibit 10(z) to the Annual Report on Form 10-K for the annual period ended December 31, 2016 - Commission File Number 1-4825)*

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 105

(r)
Form of Plum Creek Executive Restricted Stock Unit Agreement for Plan Year 2016 (incorporated by reference to Exhibit 10(aa) to the Annual Report on Form 10-K for the annual period ended December 31, 2016 - Commission File Number 1-4825)*

(s) 2012 Plum Creek Timber Company, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 99.1 from the Registration Statement on Form S-8, Registration No. 333-209617)*
(t) Amended and Restated Plum Creek Timber Company, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 99.2 from the Registration Statement on Form S-8, Registration No. 333-209617)*
(u) Plum Creek Supplemental Pension Plan (incorporated by reference to Exhibit 10(dd) to the Annual Report on Form 10-K for the annual period ended December 31, 2016 - Commission File Number 1-4825)*
(v) Plum Creek Pension Plan (incorporated by reference to Exhibit 10(ee) to the Annual Report on Form 10-K for the period ended December 31, 2016 - Commission File Number 1-4825)*
(w) Plum Creek Supplemental Benefits Plan (incorporated by reference to Exhibit 10(ff) to the Annual Report on Form 10-K for the annual period ended December 31, 2016 - Commission File Number 1-4825)*
(x)
Weyerhaeuser Company Amended and Restated Annual Incentive Plan for Salaried Employees (as Amended Effective May 19, 2016) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 25, 2016 - Commission File Number 1-4825)*

(y) Weyerhaeuser Company 2015 Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 22, 2014 - Commission File Number 1-4825)*
(z)
Weyerhaeuser Company Salaried Employees Supplemental Retirement Plan (incorporated by reference to Exhibit 10(p) to the Annual Report on Form 10-K for the annual period ended December 31, 2004 - Commission File Number 1-4825)*

(aa)
2011 Fee Deferral Plan for Directors of Weyerhaeuser Company (Amended and Restated Effective January 1, 2016) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 6, 2016 - Commission File Number 1-4825)*

(bb)
Form of Weyerhaeuser Company 2013 Long-Term Incentive Plan Director Restricted Stock Unit Award Terms and Conditions (incorporated by reference to Exhibit 10(z) to the Annual Report on Form 10-K for the annual period ended December 31, 2017 – Commission File Number 1-4825)*

(cc)
Revolving Credit Facility Agreement dated as of March 6, 2017, among Weyerhaeuser Company, as Borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as Co-Administrative Agent, and Wells Fargo Bank, National Association, as Co-Administrative Agent and Paying Agent. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 10, 2017 - Commission File Number 1-4825)

(dd)
Term Loan Agreement dated July 24, 2017, by and among Weyerhaeuser Company, Northwest Farm Credit Services, PCA, as administrative agent, and the lender party thereto (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q filed on July 28, 2017- Commission File Number 1-4825)

(ee)
Form of Tax Sharing Agreement to be entered into by and among Weyerhaeuser Company, Weyerhaeuser Real Estate Company and TRI Pointe Homes, Inc. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on November 4, 2013 - Commission File Number 1-4825)

(ff)
First Amendment to Tax Sharing Agreement dated as of July 7, 2015 by and among Weyerhaeuser Company, TRI Pointe Holdings, Inc. (f/k/a Weyerhaeuser Real Estate Company) and TRI Pointe Homes, Inc. (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q filed on July 31, 2015 - Commission File Number 1-4825)

(gg)
Redemption Agreement dated as of August 30, 2016 by and among Southern Diversified Timber, LLC, Weyerhaeuser NR Company, TCG Member, LLC, Plum Creek Timber Operations I, L.L.C., TCG/Southern Diversified Manager, LLC, Southern Diversified, LLC, Campbell Opportunity Fund VI, L.P., and Campbell Opportunity Fund VI-A, L.P. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on October 28, 2016 - Commission File Number 1-4825)

(hh)
Commitment Agreement dated as of January 23, 2019, by and among Weyerhaeuser Company, Athene Annuity and Life Company and State Street Global Advisors Trust Company. Confidential treatment has been requested for portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. These portions have been omitted and filed separately with the Securities and Exchange Commission

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
** Filed in paper - hyperlink not required pursuant to Rule 105 of Regulation S-T

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 106

FORM 10-K SUMMARY
None.

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 107

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized February 15, 2019.

WEYERHAEUSER COMPANY

/s/ DEVIN W. STOCKFISH
Devin W. Stockfish
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated February 15, 2019.

/s/ DEVIN W. STOCKFISH	/s/ RUSSELL S. HAGEN
Devin W. Stockfish Principal Executive Officer and Director	Russell S. Hagen Principal Financial Officer

/s/ JEANNE M. HILLMAN	/s/ RICK R. HOLLEY
Jeanne M. Hillman Principal Accounting Officer	Rick R. Holley Chairman of the Board and Director

/s/ MARK A. EMMERT	/s/ SARA GROOTWASSINK LEWIS
Mark A. Emmert Director	Sara Grootwassink Lewis Director

/s/ JOHN F. MORGAN SR.	/s/ NICOLE W. PIASECKI
John F. Morgan Sr. Director	Nicole W. Piasecki Director

/s/ MARC F. RACICOT	/s/ LAWRENCE A. SELZER
Marc F. Racicot Director	Lawrence A. Selzer Director

/s/ D. MICHAEL STEUERT	/s/ KIM WILLIAMS
D. Michael Steuert Director	Kim Williams Director

/s/ CHARLES R. WILLIAMSON
Charles R. Williamson Director

 WEYERHAEUSER COMPANY > 2018 ANNUAL REPORT AND FORM 10-K 108