Form 10-Q
period 2019-03-31
WEYERHAEUSER CO
filed 2019-04-26
CIK 106535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
  __________________________________________________
FORM 10-Q
  __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐
   Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
As of April 22, 2019, 744,786,160 shares of the registrant’s common stock ($1.25 par value) were outstanding.

FINANCIAL INFORMATION

WEYERHAEUSER COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	MARCH 2019	MARCH 2018
Net sales (Note 3)	$1,643	$1,865
Costs of sales	1,322	1,348
Gross margin	321	517
Selling expenses	21	23
General and administrative expenses	89	78
Research and development expenses	1	2
Other operating costs, net (Note 15)	36	10
Operating income	174	404
Non-operating pension and other postretirement benefit costs	(470)	(24)
Interest income and other	10	12
Interest expense, net of capitalized interest	(107)	(93)
Earnings (loss) before income taxes	(393)	299
Income taxes (Note 16)	104	(30)
Net earnings (loss)	$(289)	$269

Earnings (loss) per share, basic and diluted (Note 4)	$(0.39)	$0.35
Weighted average shares outstanding (in thousands) (Note 4):
Basic	746,603	756,815
Diluted	746,603	759,462
See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2019	MARCH 2018
Net earnings (loss)	$(289)	$269
Other comprehensive income (loss):
Foreign currency translation adjustments	14	(15)
Changes in unamortized actuarial loss, net of tax expense of $111 and $19	344	54
Changes in unamortized net prior service credit, net of tax benefit of $0 and $0	—	(1)
Total other comprehensive income	358	38
Total comprehensive income	$69	$307
See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA	MARCH 31, 2019	DECEMBER 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$259	$334
Receivables, less discounts and allowances of $1 and $1	398	337
Receivables for taxes	163	137
Inventories (Note 5)	451	389
Prepaid expenses and other current assets	141	152
Current restricted financial investments held by variable interest entities (Note 6)	362	253
Total current assets	1,774	1,602
Property and equipment, less accumulated depreciation of $3,424 and $3,376	1,917	1,857
Construction in progress	102	136
Timber and timberlands at cost, less depletion	12,586	12,671
Minerals and mineral rights, less depletion	291	294
Deferred tax assets	18	15
Other assets	444	312
Restricted financial investments held by variable interest entities (Note 6)	—	362
Total assets	$17,132	$17,249
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt (Note 9)	$—	$500
Current debt (nonrecourse to the company) held by variable interest entities (Note 6)	302	302
Borrowings on line of credit (Note 9)	245	425
Accounts payable	243	222
Accrued liabilities (Note 8)	411	490
Total current liabilities	1,201	1,939
Long-term debt (Note 9)	6,156	5,419
Deferred tax liabilities	34	43
Deferred pension and other postretirement benefits (Note 7)	542	527
Other liabilities	398	275
Total liabilities	8,331	8,203
Commitments and contingencies (Note 11)
Equity:
Common shares: $1.25 par value; authorized 1,360 million shares; issued and outstanding: 744,767 thousand shares at March 31, 2019 and 746,391 thousand shares at December 31, 2018	931	933
Other capital	8,121	8,172
Retained earnings	543	1,093
Accumulated other comprehensive loss (Note 12)	(794)	(1,152)
Total equity	8,801	9,046
Total liabilities and equity	$17,132	$17,249
See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2019	MARCH 2018
Cash flows from operations:
Net earnings (loss)	$(289)	$269
Noncash charges to earnings (loss):
Depreciation, depletion and amortization	123	120
Basis of real estate sold	48	12
Deferred income taxes, net	(123)	10
Pension and other postretirement benefits (Note 7)	478	34
Share-based compensation expense	9	9
Change in:
Receivables, less allowances	(77)	(83)
Receivables and payables for taxes	(31)	5
Inventories	(60)	(66)
Prepaid expenses	(5)	(5)
Accounts payable and accrued liabilities	(82)	(173)
Pension and postretirement benefit contributions and payments	(14)	(16)
Other	9	20
Net cash from (used in) operations	(14)	136
Cash flows from investing activities:
Capital expenditures for property and equipment	(41)	(61)
Capital expenditures for timberlands reforestation	(18)	(20)
Proceeds from note receivable held by variable interest entities (Note 6)	253	—
Other	18	5
Net cash from (used in) investing activities	212	(76)
Cash flows from financing activities:
Cash dividends on common shares	(254)	(242)
Net proceeds from issuance of long-term debt (Note 9)	739	—
Payments on long-term debt (Note 9)	(512)	(62)
Proceeds from borrowings on line of credit (Note 9)	245	—
Payments on line of credit (Note 9)	(425)	—
Proceeds from exercise of stock options	2	25
Repurchases of common shares (Note 4)	(60)	—
Other	(8)	(7)
Net cash used in financing activities	(273)	(286)
Net change in cash and cash equivalents	(75)	(226)
Cash and cash equivalents at beginning of period	334	824
Cash and cash equivalents at end of period	$259	$598
Cash paid during the period for:
Interest, net of amount capitalized of $1 and $3	$127	$105
Income taxes	$50	$17
See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA	MARCH 2019	MARCH 2018
Common shares:
Balance at beginning of period	$933	$944
Issued for exercised stock options and vested restricted stock units	1	2
Repurchases of common shares (Note 4)	(3)	—
Balance at end of period	931	946
Other Capital:
Balance at beginning of period	8,172	8,439
Issued for exercise of stock options	2	24
Repurchases of common shares (Note 4)	(57)	—
Shared-based compensation	9	9
Other transactions, net	(5)	(6)
Balance at end of period	8,121	8,466
Retained Earnings:
Balance at beginning of period	1,093	1,078
Net earnings (loss)	(289)	269
Dividends on common shares	(254)	(242)
Adjustments related to accounting pronouncements and other	(7)	260
Balance at end of period	543	1,365
Accumulated other comprehensive loss:
Balance at beginning of period	(1,152)	(1,562)
Other comprehensive income (loss)	358	(224)
Balance at end of period (Note 12)	(794)	(1,786)
Total equity:
Balance at end of period	$8,801	$8,991

Dividends paid per common share	$0.34	$0.32
See accompanying Notes to Consolidated Financial Statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTERS ENDED MARCH 31, 2019 AND 2018

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

The accompanying unaudited Consolidated Financial Statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Except as otherwise disclosed in these Notes to Consolidated Financial Statements, such adjustments are of a normal, recurring nature. The Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements. Certain information and footnote disclosures normally included in our annual Consolidated Financial Statements have been condensed or omitted. These quarterly Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018. Results of operations for interim periods should not necessarily be regarded as indicative of the results that may be expected for the full year.

NOTE 2: BUSINESS SEGMENTS

We are principally engaged in growing and harvesting timber; manufacturing, distributing, and selling products made from trees; maximizing the value of every acre we own through the sale of higher and better use (HBU) properties; and monetizing reserves of minerals, oil, gas, coal, and other natural resources on our timberlands. Our business segments are categorized based primarily on products and services which includes:

•	Timberlands – logs, timber and leased recreational access;

•	Real Estate & ENR – sales of HBU properties, rights to explore for and extract hard minerals, construction materials, oil and gas production, wind, solar and coal; and

•	Wood Products – softwood lumber, engineered wood products, structural panels, medium density fiberboard and building materials distribution.

A reconciliation of our business segment information to the respective information in the Consolidated Statement of Operations is as follows:

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2019	MARCH 2018
Sales to unaffiliated customers:
Timberlands(1)	$431	$490
Real Estate & ENR	118	51
Wood Products(1)	1,094	1,324
	1,643	1,865
Intersegment sales:
Timberlands(1)	125	142

Total sales	1,768	2,007
Intersegment eliminations(1)	(125)	(142)
Total	$1,643	$1,865
Net contribution to earnings:
Timberlands	$120	$189
Real Estate & ENR	55	25
Wood Products	69	270
	244	484
Unallocated items(2)	(530)	(92)
Net contribution to earnings (loss)	(286)	392
Interest expense, net of capitalized interest	(107)	(93)
Earnings (loss) before income taxes	(393)	299
Income taxes	104	(30)
Net earnings (loss)	$(289)	$269

(1)
In January 2019, we changed the way we report our Canadian Forestlands operations, which are primarily operated to supply Weyerhaeuser’s Canadian Wood Products manufacturing facilities. As a result, we no longer report related intersegment sales in the Timberlands segment and we will now record the minimal associated third-party log sales in the Wood Products segment. These collective transactions did not contribute any earnings to the Timberlands segment. We have conformed prior period presentation with the current period.

(2)
Unallocated items are gains or charges not related to, or allocated to, an individual operating segment. They include all or a portion of items such as share-based compensation, pension and postretirement costs, elimination of intersegment profit in inventory and LIFO, foreign exchange transaction gains and losses, interest income and other as well as legacy obligations.

NOTE 3: REVENUE RECOGNITION

A reconciliation of revenue recognized by our major products:

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2019	MARCH 2018
Net sales to unaffiliated customers:
Timberlands Segment
Delivered logs(1):
West
Domestic sales	$101	$137
Export grade sales	104	129
Subtotal West	205	266
South	159	157
North	29	25
Subtotal delivered logs sales	393	448
Stumpage and pay-as-cut timber	9	15
Recreational and other lease revenue	15	14
Other(2)	14	13
Net sales attributable to Timberlands segment	431	490
Real Estate & ENR Segment
Real estate	96	34
Energy and natural resources	22	17
Net sales attributable to Real Estate & ENR segment	118	51
Wood Products Segment
Structural lumber	444	569
Oriented strand board	160	232
Engineered solid section	116	129
Engineered I-joists	70	78
Softwood plywood	44	50
Medium density fiberboard	38	43
Complementary building products	137	137
Other(3)	85	86
Net sales attributable to Wood Products segment	1,094	1,324
Total net sales	$1,643	$1,865

(1)
In January 2019, we changed the way we report our Canadian Forestlands operations. We no longer report intersegment sales related to these operations in the Timberlands segment and now record the minimal associated third-party log sales within the Wood Products segment. Refer to Note 2: Business Segments for additional details.

(2)	Other Timberlands sales include seeds and seedlings from our nursery operations and chips.

(3)	Other Wood Products sales include chips, other byproducts and third-party residual log sales from our Canadian Forestlands operations.

NOTE 4: NET EARNINGS (LOSS) PER SHARE AND SHARE REPURCHASES

Our basic and diluted earnings (loss) per share were:

•	$(0.39) during first quarter 2019 and

•	$0.35 during first quarter 2018.

Basic earnings (loss) per share is net earnings (loss) divided by the weighted average number of our outstanding common shares, including stock equivalent units where there is no circumstance under which those shares would not be issued. Diluted earnings (loss) per share is net earnings (loss) divided by the sum of the weighted average number of our outstanding common shares and the effect of our outstanding dilutive potential common shares.

	QUARTER ENDED
SHARES IN THOUSANDS	MARCH 2019	MARCH 2018
Weighted average common shares outstanding – basic	746,603	756,815
Dilutive potential common shares:
Stock options	—	1,682
Restricted stock units	—	569
Performance share units	—	396
Total effect of outstanding dilutive potential common shares	—	2,647
Weighted average common shares outstanding – dilutive	746,603	759,462

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

	QUARTER ENDED
SHARES IN THOUSANDS	MARCH 2019	MARCH 2018
Stock options	2,862	1,301
Restricted stock units	383	—
Performance share units	1,356	744

Share Repurchase Program
On February 7, 2019, our board of directors approved and announced a new share repurchase program (the 2019 Repurchase Program) under which we are authorized to repurchase up to $500 million of outstanding shares. On the same day, the board terminated the remaining repurchase authorization under the share repurchase program approved by the board in November 2015.
During first quarter 2019, we repurchased over 2.3 million common shares for approximately $60 million under the 2019 Repurchase Program. As of March 31, 2019, we had remaining authorization of $440 million for future share repurchases. We did not repurchase shares during first quarter 2018.
All common share purchases under the share repurchase program are expected to be made in open-market transactions. We record share repurchases upon trade date as opposed to the settlement date when cash is disbursed. We record a liability for repurchases that have not yet been settled as of period end. There were no unsettled repurchases as of March 31, 2019 or December 31, 2018.

NOTE 5: INVENTORIES

Inventories include raw materials, work-in-process, finished goods, as well as materials and supplies.

DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2019	DECEMBER 31, 2018
LIFO inventories:
Logs	$15	$11
Lumber, plywood, panels and fiberboard	83	75
Other products	12	10
FIFO or moving average cost inventories:
Logs	58	35
Lumber, plywood, panels, fiberboard and engineered wood products	105	86
Other products	86	83
Materials and supplies	92	89
Total	$451	$389

LIFO – the last-in, first-out method – applies to major inventory products held at our U.S. locations. The FIFO – the first-in, first-out method – or moving average cost methods apply to the balance of our U.S. raw material and product inventories, all material and supply inventories and all foreign inventories. If we used FIFO for all LIFO inventories, our stated inventories would have been higher by $79 million as of March 31, 2019, and December 31, 2018.

NOTE 6: VARIABLE INTEREST ENTITIES

From 2002 through 2004, we sold certain nonstrategic timberlands. As a result of these sales, buyer-sponsored and monetization variable interest entities, or special purpose entities (SPEs), were formed. We are the primary beneficiary and consolidate the assets and liabilities of the SPEs involved in these transactions.
The assets of the buyer-sponsored SPEs are financial investments which consist of bank guarantees. These bank guarantees are in turn backed by bank notes, which are the liabilities of the monetization SPEs. Interest earned from the financial investments within the buyer-sponsored SPEs is used to pay interest accrued on the corresponding monetization SPE’s note.
During first quarter 2019, we received $253 million in proceeds related to our buyer-sponsored SPEs at maturity.
During fourth quarter 2018, we paid $209 million related to liabilities from our monetized SPEs at maturity.
The financial investment related to our remaining buyer-sponsored SPE is $362 million, which is scheduled to mature in first quarter 2020. We have classified this in current assets on our Consolidated Balance Sheet. The note related to our remaining monetization SPE is $302 million and is scheduled to mature in third quarter of 2019. We have classified this in current liabilities on our Consolidated Balance Sheet.

NOTE 7: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The components of net periodic benefit cost are:

	PENSION
	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2019	MARCH 2018
Service cost	$8	$10
Interest cost	43	60
Expected return on plan assets	(62)	(100)
Amortization of actuarial loss	30	61
Amortization of prior service cost	1	1
Settlement charge	455	—
Total net periodic benefit cost - pension	$475	$32

	OTHER POSTRETIREMENT BENEFITS
	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2019	MARCH 2018
Interest cost	$2	$2
Amortization of actuarial loss	2	2
Amortization of prior service credit	(1)	(2)
Total net periodic benefit cost - other postretirement benefits	$3	$2

For the periods presented, service cost is included in "Costs of sales," "Selling expenses," and "General and administrative expenses". The remaining components are included in "Non-operating pension and other postretirement benefit costs." Refer to the Consolidated Statement of Operations.

Fair Value of Pension Plan Assets and Obligations

In our year-end reporting process, we estimate the fair value of pension plan assets based upon the information available at that time. For certain assets, primarily private equity funds, the information available consists of net asset values as of an interim date, cash flows between the interim date and the end of the year and market events. We update the year-end estimated fair value of pension plan assets in the second quarter of each year to incorporate final net asset values reflected in financial statements received after we have filed our Annual Report on Form 10-K. At that time, we typically also incorporate adjusted census data and record an adjustment to year-to-date non-operating pension and other postretirement benefit costs to reflect the updated information. Historically, these adjustments have not been material.

Actions to Reduce Pension Plan Obligations

As part of our continued efforts to reduce pension plan obligations, as announced in 2018, we transferred approximately $1.5 billion of U.S. qualified pension plan assets and liabilities to an insurance company through the purchase of a group annuity contract in January 2019. In connection with this transaction, we recorded a noncash pretax preliminary settlement charge of $455 million during first quarter 2019, accelerating the recognition of previously unrecognized losses in “Accumulated other comprehensive loss”, that would have otherwise been recorded in subsequent periods. This settlement charge will be adjusted in the second quarter once we finalize the prior year-end fair values of pension plan assets and obligations. Refer to “Fair Value of Pension Plan Assets and Obligations” above.
The settlement triggered a remeasurement of plan assets and liabilities, and accordingly, we have updated the discount rate used to measure our projected benefit obligation for the U.S. qualified pension plan as of January 31, 2019 and to calculate the related net periodic benefit cost for the remainder of 2019 to 4.30 percent from 4.40 percent as of December 31, 2018. All other assumptions remain unchanged.

Expected Funding and Benefit Payments

We do not anticipate being required to make a contribution to our U.S. qualified pension plan for 2019. For all other U.S. and Canadian pension and postretirement plans we expect to contribute or make benefit payments of approximately $40 million in 2019.

NOTE 8: ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2019	DECEMBER 31, 2018
Compensation and employee benefit costs	$143	$192
Current portion of lease liabilities (Note 14)	28	—
Customer rebates, volume discounts and deferred income	65	99
Interest	66	109
Taxes payable	28	30
Other	81	60
Total	$411	$490

NOTE 9: LONG-TERM DEBT AND LINES OF CREDIT

In February 2019, we issued $750 million of 4.00 percent notes due in November 2029. The net proceeds after deducting the discount, underwriting fees and issuance costs were $739 million. In March 2019, a portion of the net proceeds were used to redeem our outstanding $500 million 7.38 percent note due in October 2019. A pretax charge of $12 million was included in "Interest expense, net of capitalized interest" in the Consolidated Statement of Operations in first quarter 2019, for make-whole premiums, unamortized debt issuance costs and unamortized debt discounts in connection with the early extinguishment of the $500 million note.

As of March 31, 2019 and December 31, 2018, we had $245 million and $425 million, respectively, of outstanding borrowings on our $1.5 billion five-year senior unsecured revolving credit facility. This credit facility expires in March 2022.

NOTE 10: FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values and carrying values of our long-term debt and line of credit consisted of the following:

	MARCH 31, 2019		DECEMBER 31, 2018
DOLLAR AMOUNTS IN MILLIONS	CARRYING VALUE	FAIR VALUE (LEVEL 2)	CARRYING VALUE	FAIR VALUE (LEVEL 2)
Long-term debt (including current maturities) and line of credit(1):
Fixed rate	$5,931	$6,775	$5,694	$6,345
Variable rate	470	470	650	650
Total debt	$6,401	$7,245	$6,344	$6,995

(1)	Excludes nonrecourse debt held by our Variable Interest Entities (VIEs).

To estimate the fair value of fixed rate long-term debt we used the market approach, which is based on quoted market prices we received for the same types and issues of our debt.
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

NOTE 11: LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

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

As of March 31, 2019, our total accrual for future estimated remediation costs on the active Superfund sites and other sites for which we are potentially responsible was approximately $62 million. These amounts are recorded in "Accrued liabilities" and "Other liabilities" on our Consolidated Balance Sheet.

Asset Retirement Obligations

We have obligations associated with the future retirement of tangible long-lived assets consisting primarily of reforestation obligations related to forest management licenses in Canada and obligations to close and cap landfills. As of March 31, 2019, our accrued balance for these obligations was $32 million. These obligations are recorded in "Accrued liabilities" and "Other liabilities" on our Consolidated Balance Sheet.

Some of our sites have materials containing asbestos. We have met our current legal obligation to identify and manage these materials. In situations where we cannot reasonably determine when materials containing asbestos might be removed from the sites, we have not recorded an accrual because the fair value of the obligation cannot be reasonably estimated.

NOTE 12: ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in amounts included in our accumulated other comprehensive loss by component are:

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2019	MARCH 2018
PENSION(1)
Balance at beginning of period	$(1,343)	$(1,810)
Other comprehensive income (loss) before reclassifications	(24)	8
Amounts reclassified from accumulated other comprehensive loss to earnings(2)	367	46
Total other comprehensive income	343	54
Reclassification of certain effects due to tax law changes(3)	$—	$(246)
Balance at end of period	$(1,000)	$(2,002)
OTHER POSTRETIREMENT BENEFITS(1)
Balance at beginning of period	$(19)	$(25)
Amounts reclassified from other comprehensive income (loss) to earnings(2)	1	(1)
Total other comprehensive income (loss)	1	(1)
Reclassification of certain effects due to tax law changes(3)	$—	$(7)
Balance at end of period	$(18)	$(33)
TRANSLATION ADJUSTMENTS AND OTHER
Balance at beginning of period	$210	$273
Translation adjustments	14	(15)
Total other comprehensive income (loss)	14	(15)
Reclassification of accumulated unrealized gains on available-for-sale securities(4)	—	(9)
Balance at end of period	$224	$249
Accumulated other comprehensive loss, end of period	$(794)	$(1,786)

(1)	Amounts presented are net of tax.

(2)	Amounts of actuarial loss and prior service (cost) credit are components of net periodic benefit cost (credit). See Note 7: Pension and Other Postretirement Benefit Plans.

(3)
We reclassified certain tax effects from tax law changes of $253 million from "Accumulated other comprehensive loss" to "Retained earnings" on our Consolidated Balance Sheet in accordance with ASU 2018-02 which we adopted in 2018.

(4)
We reclassified accumulated unrealized gains from available-for-sale securities of $9 million from "Accumulated other comprehensive loss" to "Retained earnings" on our Consolidated Balance Sheet in accordance with ASU 2016-01 which we adopted in 2018.

NOTE 13: SHARE-BASED COMPENSATION

Share-based compensation activity during quarter-to-date 2019 included the following:

SHARES IN THOUSANDS	GRANTED	VESTED
Restricted Stock Units (RSUs)	894	599
Performance Share Units (PSUs)	421	153

A total of 725 thousand shares of common stock were issued as a result of RSU vestings, PSU vestings and stock option exercises.

Restricted Stock Units

The weighted average fair value of the RSUs granted in 2019 was $25.83. The vesting provisions for RSUs granted in 2019 were consistent with prior year grants.

Performance Share Units

The weighted average grant date fair value of PSUs granted in 2019 was $29.66. The final number of shares granted in 2019 will range from 0 percent to 150 percent of each grant's target, depending upon actual company performance compared against the S&P 500 as well as an industry peer group. These measures are consistent with those utilized in prior year grants. The vesting provisions for PSUs granted in 2019 were consistent with prior year grants.

Weighted Average Assumptions Used in Estimating the Value of Performance Share Units Granted in 2019

	PERFORMANCE SHARE UNITS
Performance period	1/1/2019	–	12/31/2021
Valuation date average stock price(1)	$25.83
Expected dividends	5.25%
Risk-free rate	2.43%	–	2.55%
Expected volatility	22.50%	–	27.40%

(1)	Calculated as an average of the high and low prices on grant date.

NOTE 14: LEASES

We account for leases in accordance with ASC Topic 842, Leases, which we adopted on January 1, 2019, using the modified retrospective transition approach at the beginning of the adoption period through a cumulative-effect adjustment to retained earnings. This adoption resulted in the recognition of right-of-use assets ("ROU assets") of $165 million and lease liabilities of $172 million, with the difference of $7 million recorded to "Retained earnings", on our Consolidated Balance Sheet on January 1, 2019.

The majority of our operating leases are related to our office and warehouse space, and the majority of our financing leases are related to vehicles and forklifts. Our leases have remaining lease terms of approximately 1 year to 25 years. Options to renew, extend or terminate a lease are reflected in our lease terms when we believe it is reasonably certain we will exercise that option. When our leases do not provide an implicit or an explicit interest rate, we use our incremental borrowing rate in determining the present value of lease payments.

Expense related to leases for first quarter 2019 was $5 million and $4 million for operating leases and financing leases, respectively. Cash flows related to operating and financing leases were immaterial in first quarter 2019.

Supplemental balance sheet information related to leases was as follows:

DOLLAR AMOUNTS IN MILLIONS		MARCH 31, 2019
LEASES	BALANCE SHEET CLASSIFICATION
Assets
Operating lease right-of-use assets	Other assets	$125
Financing lease right-of-use assets	Property and equipment, less accumulated depreciation	34
Total leased assets		$159
Liabilities
Current:
Operating lease liabilities	Accrued liabilities	$14
Financing lease liabilities	Accrued liabilities	14
Noncurrent:
Operating lease liabilities	Other liabilities	113
Financing lease liabilities	Other liabilities	24
Total lease liabilities		$165

Weighted average remaining lease term as of March 31, 2019:

Operating leases	10 years
Financing leases	3 years

Weighted average discount rate as of March 31, 2019:

Operating leases	4.3%
Financing leases	2.9%

Maturities of lease liabilities as of March 31, 2019:

DOLLAR AMOUNTS IN MILLIONS	OPERATING LEASES	FINANCING LEASES
2019	$15	$12
2020	20	12
2021	16	8
2022	17	5
2023	15	3
Thereafter	76	—
Total lease payments	159	40
Less: interest	(32)	(2)
Total present value of lease liabilities	$127	$38

NOTE 15: OTHER OPERATING COSTS, NET

Other operating costs, net:

•	includes both recurring and occasional income and expense items and

•	can fluctuate from year to year.

Items Included in Other Operating Costs, Net

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2019	MARCH 2018
Recoveries for product remediation	$—	$(20)
Foreign exchange loss, net	3	2
Litigation expense, net	25	5
Other, net	8	23
Total other operating costs, net	$36	$10

NOTE 16: INCOME TAXES
As a REIT, we generally are not subject to federal corporate income taxes on REIT taxable income that is distributed to shareholders. We are required to pay corporate income taxes on earnings of our wholly-owned TRSs, which includes our Wood Products segment earnings and portions of our Timberlands and Real Estate & ENR segments' earnings.

The quarterly provision for income taxes is based on our current estimate of the annual effective tax rate and is adjusted for discrete taxable events that may occur during the quarter. Our 2019 estimated annual effective tax rate for our TRSs, excluding discrete items, is 20.5 percent, which is slightly lower than the U.S. federal statutory tax rate primarily due to state income tax benefits related to unitary state filings, partially offset by a higher tax rate applicable to Canadian earnings and the impact of most Canadian earnings no longer being permanently reinvested.

In first quarter 2019, we recorded as a discrete item a benefit of $110 million related to the tax effects of the noncash pretax settlement charge recorded in connection with our U.S. pension plan. Refer to Note 7: Pension and Other Postretirement Benefit Plans for additional details.

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

•	changes in currency exchange rates, particularly the relative value of the U.S. dollar to the Japanese yen, the Chinese yuan, and the Canadian dollar, and the relative value of the euro to the yen;

•	restrictions on international trade and tariffs imposed on imports or exports;

•	the availability and cost of shipping and transportation;

•	economic activity in Asia, especially Japan and China;

•	performance of our manufacturing operations, including maintenance and capital requirements;

•	potential disruptions in our manufacturing operations;

•	the level of competition from domestic and foreign producers;

•	our operational excellence initiatives;

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

•
other risks and uncertainties identified in our 2018 Annual Report on Form 10-K, which are incorporated herein by reference, as well as those set forth from time to time in our other public statements and other reports and filings with the SEC.

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

ECONOMIC AND MARKET CONDITIONS AFFECTING OUR OPERATIONS

The demand for grade logs within our Timberlands segment is directly affected by production levels of domestic wood-based building products. The strength of the U.S. housing market strongly affects demand in our Wood Products segment, as does repair and remodeling activity. Our Timberlands segment, specifically the Western region, is also affected by export demand and trade policy. Japanese housing starts are a key driver of export log demand for Japan. The demand for pulpwood from our Timberlands segment is directly affected by the production of pulp, paper and OSB as well as the demand for biofuels, such as pellets made from pulpwood.
In first quarter 2019, housing starts averaged approximately 1.2 million total units on a seasonally adjusted annual basis according to the U.S Census Bureau. Single family units accounted for 71 percent of total housing starts in the first quarter. Single family starts are 2 percent higher than fourth quarter 2018 but 5 percent lower than first quarter 2018. Multifamily units declined 19 percent from the same period in 2018. Severe weather in the first quarter was a contributing factor to the decline in starts compared with first quarter 2018. We continue to expect improving U.S. housing starts and anticipate a level slightly below 1.3 million units in 2019 which would be an approximately 4 percent gain over 2018. We attribute this continued improvement primarily to ongoing employment growth, strong consumer confidence and mortgage rates, which have declined since peaking in late 2018 and remain affordable on a historic basis.
According to the Joint Center for Housing of Harvard University, the Leading Indicator of Remodeling Activity (LIRA) projects that the year-over-year increase in residential remodeling expenditures reached 7 percent in 2018 and is expected to average 6.5 percent in 2019.
In U.S. wood product markets, first quarter 2019 prices made a soft rebound from fourth quarter 2018. The price of the framing lumber composite averaged $355/MBF in first quarter, while the fourth quarter average was $347/MBF. According to Forest Economic Advisors, LLC, U.S. lumber consumption is expected to grow at a 3.5 percent rate in 2019, however, due to declines forecast in off-shore export volumes and increases in off-shore imports, the increase in overall demand on North American mills is expected to rise by 2.5 percent over 2018. Log markets in the west were consistent with wood products manufacturing, and weaker market prices for western logs continued into the first quarter 2019 from the second half of 2018. In the south, wet weather adversely affected logging operations and sawlog prices increased by 2 percent over fourth quarter 2018.
Log inventories in Chinese ports decreased 2.6 percent in March 2019 compared to February 2019 as reported by International Wood Markets China Bulletin. While the decline in overall volume was slight, there was a greater decline in North American Hemlock and Douglas fir volumes. These species were 7.8 percent lower in March 2019 compared to February 2019 which has positive implications for demand as suppliers will need to re-build depleted inventories. Exchange rates also affect our export business to China. A weaker yuan relative to the U.S. dollar reduces the competitiveness of U.S. logs relative to those imported from other countries whose currencies have not appreciated in a similar manner. First quarter of 2019 the yuan continued to slightly decrease relative to the U.S. dollar, which reduces the competitiveness of our export logs to China.
In Japan, housing starts for January and February 2019 are up 2.7 percent from the same period in 2018 and the key Post and Beam segment was 2.8 percent higher compared to 2018.
We expect demand from China and Japan in 2019 to be similar to 2018 levels.
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

CONSOLIDATED RESULTS

How We Did First Quarter 2019

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	MARCH 2019	MARCH 2018	2019 VS. 2018
Net sales	$1,643	$1,865	$(222)
Costs of sales	1,322	1,348	(26)
Operating income	174	404	(230)
Net earnings (loss)	(289)	269	(558)
Earnings (loss) per share, basic and diluted	$(0.39)	$0.35	$(0.74)

Comparing First Quarter 2019 with First Quarter 2018

Net sales

Net sales decreased $222 million – 12 percent – primarily due to:

•
Wood Products sales to unaffiliated customers decreased $230 million, primarily attributable to decreased sales realizations as well as decreased sales volumes across the majority of our product lines and

•	Timberlands sales to unaffiliated customers decreased $59 million, primarily attributable to decreased Western log sales realizations as well as sales volumes.

These decreases were offset by a $67 million increase in our Real Estate & ENR segment, which was primarily attributable to increased acres sold as well as increased average price per acre.

Costs of sales

Costs of sales decreased $26 million – 2 percent – primarily due to decreased sales volumes within our Wood Products and Timberlands segments, as well as decreased log sourcing costs within our Timberlands segment, partially offset by an increase in acres sold within our Real Estate & ENR segment. Refer to additional analysis of fluctuations within our Timberlands, Real Estate, Energy and Natural Resources and Wood Products discussions below.

Operating income

Operating income decreased $230 million – 57 percent – primarily due to:

•	a $196 million decrease in consolidated gross margin, as described above, and

•	a $26 million increase in other operating costs, primarily attributable to a $20 million legal charge recorded in first quarter 2019.

Net earnings

Net earnings decreased $558 million – 207 percent. This was primarily due to:

•
a $446 million increase in non-operating pension and other postretirement benefit costs (refer to Note 7: Pension and Other Postretirement Benefit Plans in the Notes to Consolidated Financial Statements),

•	a $230 million decrease in operating income, as described above, and

•	a $14 million increase in interest expense, net of capitalized interest, primarily attributable to a $12 million charge related to the early extinguishment of debt (refer to Interest Expense).
These changes were partially offset by a $134 million change in income tax, resulting from a $104 million income tax benefit in first quarter 2019 compared to a $30 million income tax charge in first quarter 2018 (refer to Income Taxes).

TIMBERLANDS

How We Did First Quarter 2019

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2019	MARCH 2018	2019 VS. 2018
Net sales to unaffiliated customers:
Delivered logs:
West	$205	$266	$(61)
South	159	157	2
North	29	25	4
Subtotal delivered logs sales	393	448	(55)
Stumpage and pay-as-cut timber	9	15	(6)
Recreational and other lease revenue	15	14	1
Other(1)	14	13	1
Subtotal net sales to unaffiliated customers	431	490	(59)
Intersegment sales	125	142	(17)
Total sales	$556	$632	$(76)
Costs of sales	$413	$422	$(9)
Operating income and Net contribution to earnings	$120	$189	$(69)

(1)	Other Timberlands sales includes seeds and seedlings from our nursery operations and chips.

In January 2019, we changed the way we report our Canadian Forestlands operations, which are primarily operated to supply Weyerhaeuser’s Canadian Wood Products manufacturing facilities. As a result, we no longer report related intersegment sales in the Timberlands segment and we will now record the minimal associated third-party log sales in the Wood Products segment. These collective transactions did not contribute any earnings to the Timberlands segment. We have conformed prior period presentation with the current period.

Comparing First Quarter 2019 with First Quarter 2018

Net sales to unaffiliated customers

Net sales to unaffiliated customers decreased $59 million – 12 percent – primarily due to a $61 million decrease in Western log sales, attributable to a 19 percent decrease in log sales realizations, as well as a 5 percent decrease in sales volumes.
Intersegment sales

Intersegment sales decreased $17 million – 12 percent – primarily due to a decrease in Western log sales realizations, as discussed above.

Costs of sales

Costs of sales decreased $9 million – 2 percent – primarily due to decreased log sourcing costs, as well as lower Western sales volumes, as discussed above.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings decreased $69 million – 37 percent – primarily due to the change in gross margin, as discussed above.

Third-Party Log Sales Volumes and Fee Harvest Volumes

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	MARCH 2019	MARCH 2018	2019 VS. 2018
Third party log sales – tons:
West(1)	1,920	2,019	(99)
South	4,499	4,510	(11)
North	494	404	90
Total	6,913	6,933	(20)
Fee harvest volumes – tons:
West(1)	2,385	2,443	(58)
South	6,492	6,751	(259)
North	627	549	78
Total	9,504	9,743	(239)

(1)	Western logs are primarily transacted in thousand board feet (MBF) but are converted to ton equivalents for external reporting purposes.

REAL ESTATE, ENERGY AND NATURAL RESOURCES

How We Did First Quarter 2019

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2019	MARCH 2018	2019 VS. 2018
Net sales:
Real estate	$96	$34	$62
Energy and natural resources	22	17	5
Total	$118	$51	$67
Costs of sales	$56	$19	$37
Net contribution to earnings	$55	$25	$30

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

Comparing First Quarter 2019 with First Quarter 2018

Net sales

Net sales increased $67 million – 131 percent – primarily due to increased acres sold as well as increased average price per acre.

Costs of sales
Costs of sales increased $37 million – 195 percent – primarily due to increased acres sold, as discussed above.

Net contribution to earnings

Net contribution to earnings increased $30 million – 120 percent – primarily due to the increase in gross margin, as discussed above.

REAL ESTATE SALES STATISTICS

	QUARTER ENDED		AMOUNT OF CHANGE
	MARCH 2019	MARCH 2018	2019 VS. 2018
Acres sold	38,834	21,771	17,063
Average price per acre	$2,424	$1,539	$885

WOOD PRODUCTS

How We Did First Quarter 2019

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2019	MARCH 2018	2019 VS. 2018
Net sales:
Structural lumber	$444	$569	$(125)
Oriented strand board	160	232	(72)
Engineered solid section	116	129	(13)
Engineered I-joists	70	78	(8)
Softwood plywood	44	50	(6)
Medium density fiberboard	38	43	(5)
Other products produced(1)	85	86	(1)
Complementary building products	137	137	—
Total	$1,094	$1,324	$(230)
Costs of sales	$967	$1,020	$(53)
Operating income and Net contribution to earnings	$69	$270	$(201)
(1) Other products produced includes sales of chips, other byproducts and third-party residual log sales from our Canadian Forestlands operations.

Comparing First Quarter 2019 with First Quarter 2018

Net sales

Net sales decreased $230 million – 17 percent – primarily due to:

•	a $125 million decrease in structural lumber sales attributable to a 21 percent decrease in realizations as well as a 1 percent decrease in sales volumes;

•	a $72 million decrease in oriented strand board sales attributable to a 29 percent decrease in realizations as well as a 3 percent decrease in sales volumes;

•	a $13 million decrease in engineered solid selection sales attributable to a 16 percent decrease in sales volumes, partially offset by a 6 percent increase in realizations;

•	an $8 million decrease in engineered I-joist sales due to a 16 percent decrease in sales volumes, partially offset by an 8 percent increase in realizations and

•	a $6 million decrease in softwood plywood sales primarily due to a 13 percent decrease in realizations.

Costs of sales

Costs of sales decreased $53 million – 5 percent – primarily due to lower sales volumes across all product lines, as discussed above.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings decreased $201 million – 74 percent – primarily due to the change in gross margin, as discussed above.

Third-Party Sales Volumes

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS(1)	MARCH 2019	MARCH 2018	2019 VS. 2018
Structural lumber – board feet	1,133	1,140	(7)
Oriented strand board – square feet (3/8”)	717	739	(22)
Engineered solid section – cubic feet	5.2	6.2	(1.0)
Engineered I-joists – lineal feet	41	49	(8)
Softwood plywood – square feet (3/8”)	115	115	—
Medium density fiberboard – square feet (3/4”)	44	51	(7)

(1)	Sales volumes include sales of internally produced products and products purchased for resale primarily through our distribution business.

PRODUCTION AND OUTSIDE PURCHASE VOLUMES

Outside purchase volumes are primarily purchased for resale through our distribution business. Production volumes are produced for sale through our own sales organizations and through our distribution business. Production of oriented strand board and engineered solid section are also used to manufacture engineered I-joists.

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS	MARCH 2019	MARCH 2018	2019 VS. 2018
Structural lumber – board feet:
Production	1,145	1,160	(15)
Outside purchase	55	47	8
Total	1,200	1,207	(7)
Oriented strand board – square feet (3/8”):
Production	729	734	(5)
Outside purchase	81	100	(19)
Total	810	834	(24)
Engineered solid section – cubic feet:
Production	5.9	6.3	(0.4)
Outside purchase	0.1	1.0	(0.9)
Total	6.0	7.3	(1.3)
Engineered I-joists – lineal feet:
Production	44	56	(12)
Outside purchase	2	3	(1)
Total	46	59	(13)
Softwood plywood – square feet (3/8”):
Production	98	97	1
Outside purchase	16	20	(4)
Total	114	117	(3)
Medium density fiberboard – square feet (3/4"):
Production	45	50	(5)
Outside purchase	—	—	—
Total	45	50	(5)

UNALLOCATED ITEMS

Unallocated items are gains or charges not related to, or allocated to, an individual operating segment. They include all or a portion of items such as share-based compensation, pension and postretirement costs, elimination of intersegment profit in inventory and LIFO, foreign exchange transaction gains and losses, interest income and other as well as legacy obligations.

Net Contribution to Earnings – Unallocated Items

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2019	MARCH 2018	2019 VS. 2018
Unallocated corporate function and variable compensation expense	$(19)	$(18)	$(1)
Liability classified share-based compensation	(4)	—	(4)
Foreign exchange loss	(3)	(2)	(1)
Elimination of intersegment profit in inventory and LIFO	(5)	(21)	16
Other	(39)	(39)	—
Operating income (loss)	(70)	(80)	10
Non-operating pension and other postretirement benefit costs	(470)	(24)	(446)
Interest income and other	10	12	(2)
Net contribution to earnings (loss)	$(530)	$(92)	$(438)

Comparing First Quarter 2019 with First Quarter 2018

Unallocated Items net contribution to earnings decreased $438 million – 476 percent – primarily due to an increase in non-operating pension and other postretirement benefit costs, which is primarily attributable to the $455 million noncash pretax pension settlement charge recorded during first quarter 2019. The settlement charge is related to the transfer of pension assets and liabilities through the purchase of a group annuity contract (refer to Note 7: Pension and Other Postretirement Benefit Plans in the Notes to Consolidated Financial Statements for further details).

INTEREST EXPENSE

Our interest expense, net of capitalized interest incurred, was:

•	$107 million for first quarter 2019 and

•	$93 million for first quarter 2018.

Interest expense increased by $14 million compared to first quarter 2018 primarily due to a $12 million charge related to the early extinguishment of debt in first quarter 2019 (refer to Note 9: Long-Term Debt and Lines of Credit in the Notes to Consolidated Financial Statements for further details).

INCOME TAXES

Our provision for income taxes was:

•	a $104 million benefit for first quarter 2019 and

•	a $30 million expense for first quarter 2018.
Our provision for income taxes is primarily driven by earnings (losses) generated by our TRSs. During first quarter 2019, a noncash pretax settlement charge of $455 million was recorded related to the transfer of pension assets and liabilities through the purchase of a group annuity contract. As a result of this charge, we recognized a tax provision benefit of approximately $110 million in first quarter 2019. Overall performance results for our business segments can be found in Consolidated Results.

Refer to Note 16: Income Taxes and Note 7: Pension and Other Postretirement Benefit Plans in the Notes to Consolidated Financial Statements for additional information.

LIQUIDITY AND CAPITAL RESOURCES

We are committed to maintaining an appropriate capital structure that provides flexibility and enables us to protect the interests of our shareholders and lenders and maintain access to all major financial markets.

CASH FROM OPERATIONS

Consolidated net cash used in or provided by our operations was:

•	$14 million net cash used in operations during first quarter 2019 and

•	$136 million net cash provided by operations during first quarter 2018.

Net cash from operations decreased $150 million, primarily due to:

•	a $33 million increase in cash paid for income taxes, primarily related to a $21 million cash payment for the resolution of an IRS matter, as accrued for during fourth quarter 2018;

•
a $22 million increase in cash paid for interest, net of capitalized amounts, primarily related to the early payment of accrued interest on our $500 million 7.38 percent note (refer to Note 9: Long-Term Debt and Lines of Credit in the Notes to Consolidated Financial Statements for further details);

•	cash used in working capital changes and

•	decreased cash flows generated from our business segments.

CASH FROM (USED IN) INVESTING ACTIVITIES

Consolidated net cash used in or provided by investing activities was:

•	$212 million cash provided by investing activities during first quarter 2019 and

•	$76 million cash used in investing activities during first quarter 2018.

Net cash from investing activities increased $288 million, primarily due to:

•	$253 million cash proceeds received related to our buyer-sponsored SPEs during first quarter 2019 and

•	a $20 million decrease in cash outflow for property and equipment capital expenditures.

Summary of Capital Spending by Business Segment

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2019	MARCH 2018
Timberlands	$26	$28
Real Estate & ENR	—	—
Wood Products	30	52
Unallocated Items	3	1
Total	$59	$81

We expect our net capital expenditures for 2019 will be approximately $400 million. The amount we spend on capital expenditures could change.

CASH USED IN FINANCING ACTIVITIES

Consolidated net cash used in financing activities was:

•	$273 million in first quarter 2019 and

•	$286 million in first quarter 2018.

Net cash used in financing activities decreased $13 million primarily due to $739 million cash proceeds received from the issuance of long-term debt during first quarter 2019, with no similar activity in first quarter 2018.
This increased cash inflow was partially offset by:

•	a $450 million increase in cash used for payments of long-term debt (including the $12 million first quarter 2019 early extinguishment charge);

•	a $180 million net cash outflow related to borrowings on our line of credit, with no similar activity in first quarter 2018;

•	a $60 million cash outflow for the repurchase of common shares, with no similar activity in first quarter 2018;

•	a $23 million decrease in cash received from exercise of stock options and

•	a $12 million increase in cash used for payment of dividends on common shares.

Line of Credit

As of March 31, 2019 and December 31, 2018, we had $245 million and $425 million, respectively, of outstanding borrowings on our $1.5 billion five-year senior unsecured revolving credit facility. This credit facility expires in March 2022.

Refer to Note 9: Long-Term Debt and Lines of Credit in the Notes to Consolidated Financial Statements for further information.

Long-Term Debt

In February 2019, we issued $750 million of 4.00 percent notes due in November 2029. The net proceeds after deducting the discount, underwriting fees, and issuance costs were $739 million. In March 2019, a portion of the net proceeds were used to redeem our outstanding $500 million 7.38 percent note due in October 2019. A pretax charge of $12 million was included in "Interest expense, net of capitalized interest" in the Consolidated Statement of Operations in first quarter 2019, for make-whole premiums, unamortized debt issuance costs and unamortized debt discounts in connection with the early extinguishment of debt.

During first quarter 2018, we paid our $62 million 7.00 percent debenture at maturity.

Refer to Note 9: Long-Term Debt and Lines of Credit in the Notes to Consolidated Financial Statements for further information.

Debt Covenants

As of March 31, 2019, Weyerhaeuser Company was in compliance with its debt covenants. There have been no significant changes during first quarter 2019 to the debt covenants presented in our 2018 Annual Report on Form 10-K for our existing long-term debt instruments.

Option Exercises

We received cash proceeds from the exercise of stock options of:

•	$2 million in first quarter 2019 and

•	$25 million in first quarter 2018.

Our average stock price was $25.19 and $35.29 for first quarter 2019 and first quarter 2018, respectively.

Dividend Payments

We paid cash dividends on common shares of:

•	$254 million in first quarter 2019 and

•	$242 million in first quarter 2018.

The increase in dividends paid is primarily due to an increase in our quarterly dividend from 32 cents per share in first quarter 2018 to 34 cents per share in first quarter 2019.

Share Repurchases

We repurchased over 2.3 million shares for approximately $60 million (including transaction fees) during first quarter 2019, under the 2019 Repurchase Program. We did not repurchase shares during first quarter 2018. There were no unsettled repurchases as of March 31, 2019 or December 31, 2018. Refer to Note 4: Net Earnings (Loss) Per Share and Share Repurchases in the Notes to Consolidated Financial Statements for further information.

PERFORMANCE MEASURES

We use Adjusted Earnings before Interest, Taxes, Depreciation, Depletion and Amortization (Adjusted EBITDA) as a key performance measure to evaluate the performance of the consolidated company and our business segments. This measure should not be considered in isolation from, and is not intended to represent an alternative to, our results reported in accordance with U.S. generally accepted accounting principles (U.S. GAAP). However, we believe Adjusted EBITDA provides meaningful supplemental information for investors about our operating performance, better facilitates period to period comparisons, and is widely used by analysts, lenders, rating agencies and other interested parties.

Our definition of Adjusted EBITDA may be different from similarly titled measures reported by other companies. Adjusted EBITDA, as we define it, is operating income adjusted for depreciation, depletion, amortization, basis of real estate sold, and special items.

Adjusted EBITDA by Segment

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2019	MARCH 2018	2019 VS. 2018
Adjusted EBITDA by Segment:
Timberlands	$193	$268	$(75)
Real Estate & ENR	106	41	65
Wood Products	115	286	(171)
	414	595	(181)
Unallocated Items	(49)	(51)	2
Adjusted EBITDA	$365	$544	$(179)

We reconcile Adjusted EBITDA by segment to "Net earnings" for the consolidated company and to "Operating income" for the business segments, as those are the most directly comparable U.S. GAAP measures for each. The table below reconciles Adjusted EBITDA for the quarter ended March 31, 2019:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings (loss)					$(289)
Interest expense, net of capitalized interest(1)					107
Income taxes					(104)
Net contribution to earnings (loss)	$120	$55	$69	$(530)	$(286)
Non-operating pension and other postretirement benefit costs(2)	—	—	—	470	470
Interest income and other	—	—	—	(10)	(10)
Operating income (loss)	120	55	69	(70)	174
Depreciation, depletion and amortization	73	3	46	1	123
Basis of real estate sold	—	48	—	—	48
Special items included in operating income (loss)(3)	—	—	—	20	20
Adjusted EBITDA	$193	$106	$115	$(49)	$365

(1) Interest expense, net of capitalized interest includes a pretax special item of $12 million related to a charge for the early extinguishment of debt.
(2) Non-operating pension and other postretirement benefit costs includes a pretax special item consisting of a $455 million noncash settlement charge related to the transfer of approximately $1.5 billion of U.S. qualified pension plan assets and liabilities to an insurance company through the purchase of a group annuity contract.
(3) Operating income (loss) includes a pretax special item consisting of a $20 million legal charge within Unallocated Items.

The table below reconciles Adjusted EBITDA for the quarter ended March 31, 2018:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$269
Interest expense, net of capitalized interest					93
Income taxes					30
Net contribution to earnings	$189	$25	$270	$(92)	$392
Non-operating pension and other postretirement benefit costs	—	—	—	24	24
Interest income and other	—	—	—	(12)	(12)
Operating income (loss)	189	25	270	(80)	404
Depreciation, depletion and amortization	79	4	36	1	120
Basis of real estate sold	—	12	—	—	12
Special items included in operating income (loss)(1)	—	—	(20)	28	8
Adjusted EBITDA	$268	$41	$286	$(51)	$544

(1)	Operating income (loss) includes pretax special items consisting of a $20 million benefit from product remediation insurance proceeds and $28 million for environmental remediation charges.

CRITICAL ACCOUNTING POLICIES

There have been no significant changes during first quarter 2019 to the critical accounting policies presented in our 2018 Annual Report on Form 10-K.

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

Summary of Long-Term Indebtedness Principal Obligations as of March 31, 2019

DOLLAR AMOUNTS IN MILLIONS
	2019	2020	2021	2022	2023	THEREAFTER	TOTAL(1)(2)	FAIR VALUE
Fixed-rate debt	$—	$—	$719	$—	$1,876	$3,324	$5,919	$6,775
Average interest rate	—%	—%	5.58%	—%	4.91%	6.69%	5.99%	N/A
Variable-rate debt(3)	$—	$—	$—	$—	$—	$225	$225	$225
Average interest rate	—%	—%	—%	—%	—%	4.10%	4.10%	N/A

(1)	Excludes $12 million of unamortized discounts, capitalized debt expense and business combination fair value adjustments.

(2)
Does not include nonrecourse debt held by our Variable Interest Entities (VIEs). See Note 6: Variable Interest Entities in the Notes to Consolidated Financial Statements for further information on our VIEs and the related nonrecourse debt.

(3)
Excludes borrowings under our line of credit of $245 million as of March 31, 2019. Our line of credit expires in 2022, at which time all outstanding amounts must be repaid. The timing of the repayment of the current outstanding balance is uncertain. See Note 9: Long-Term Debt and Line of Credit in the Notes to Consolidated Financial Statements for further information on our line of credit.

CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The company’s principal executive officer and principal financial officer have concluded that the company’s disclosure controls and procedures were effective as of March 31, 2019, based on an evaluation of the company’s disclosure controls and procedures as of that date.

CHANGES IN INTERNAL CONTROLS

No changes occurred in the company’s internal control over financial reporting during first quarter 2019 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

LEGAL PROCEEDINGS

Refer to Note 11: Legal Proceedings, Commitments and Contingencies in the Notes to Consolidated Financial Statements.

RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our 2018 Annual Report on Form 10-K.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases of common stock made by the company during first quarter 2019:

COMMON SHARE REPURCHASES DURING FIRST QUARTER	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAM	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAM
January 1 - January 31	—	$—	—	$134,633,963
February 1 - February 28	1,944,241	25.71	1,944,241	450,016,213
March 1 - March 31	404,394	24.73	404,394	440,016,723
Total repurchases during first quarter	2,348,635	$25.54	2,348,635	$440,016,723

On February 7, 2019, our board of directors approved and announced a new share repurchase program (the 2019 Repurchase Program) under which we are authorized to repurchase up to $500 million of outstanding shares. On the same day, the board terminated the remaining repurchase authorization under the share repurchase program approved by the board in November 2015.

During first quarter 2019, we repurchased over 2.3 million shares of common stock for approximately $60 million (including transaction fees) under the 2019 Repurchase Program in open-market transactions. Transaction fees incurred for repurchases are not counted as use of funds authorized for repurchases under the 2019 Repurchase Program.

DEFAULTS UPON SENIOR SECURITIES

None.

MINE SAFETY DISCLOSURES

Not applicable.

OTHER INFORMATION

None.

EXHIBITS

4.1
Officer’s Certificate dated February 25, 2019 (including Form of Global Note) setting forth the terms of the 4.00% senior notes due 2029 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed February 25, 2019 - Commission File Number 1-4825).

10.1
Commitment Agreement dated as of January 23, 2019, by and among Weyerhaeuser Company, Athene Annuity and Life Company and State Street Global Advisors Trust Company (incorporated by reference to Exhibit 10(hh) to the Annual Report on Form 10-K for the annual period ended December 31, 2018 - Commission File Number 1-4825). Confidential treatment was granted for portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. These portions have been omitted and filed separately with the Securities and Exchange Commission.

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

WEYERHAEUSER COMPANY
Date:	April 26, 2019

By:	/s/ Jeanne M. Hillman
Jeanne M. Hillman
Vice President and Chief Accounting Officer
(Principal Accounting Officer)