Form 10-Q
period 2019-06-30
WEYERHAEUSER CO
filed 2019-07-26
CIK 106535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER: 1-4825

WEYERHAEUSER COMPANY

(Exact name of registrant as specified in its charter)

Washington	91-0470860
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

220 Occidental Avenue South Seattle, Washington	98104-7800
(Address of principal executive offices)	(Zip Code)

(206) 539-3000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $1.25 per share	WY	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of July 22, 2019, 744,929,499 shares of the registrant’s common stock ($1.25 par value) were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	JUNE 2019	JUNE 2018	JUNE 2019	JUNE 2018
Net sales (Note 3)	$1,692	$2,065	$3,335	$3,930
Costs of sales	1,390	1,447	2,712	2,795
Gross margin	302	618	623	1,135
Selling expenses	21	23	42	46
General and administrative expenses	80	80	169	158
Research and development expenses	2	2	3	4
Other operating costs, net (Note 15)	13	37	49	47
Operating income	186	476	360	880
Non-operating pension and other postretirement benefit costs	(10)	(13)	(480)	(37)
Interest income and other	6	11	16	23
Interest expense, net of capitalized interest	(91)	(92)	(198)	(185)
Earnings (loss) before income taxes	91	382	(302)	681
Income taxes (Note 16)	37	(65)	141	(95)
Net earnings (loss)	$128	$317	$(161)	$586

Earnings (loss) per share, basic and diluted (Note 4)	$0.17	$0.42	$(0.22)	$0.77
Weighted average shares outstanding (in thousands) (Note 4):
Basic	745,486	757,829	746,041	757,317
Diluted	746,232	760,533	746,041	759,992

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2019	JUNE 2018	JUNE 2019	JUNE 2018
Net earnings (loss)	$128	$317	$(161)	$586
Other comprehensive income (loss):
Foreign currency translation adjustments	11	(16)	25	(31)
Changes in unamortized actuarial loss, net of tax expense of $9, $63, $120, and $82	29	199	373	253
Changes in unamortized net prior service credit, net of tax benefit of $0, $1, $0 and $1	(1)	—	(1)	(1)
Total other comprehensive income	39	183	397	221
Total comprehensive income	$167	$500	$236	$807

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA	JUNE 30, 2019	DECEMBER 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$212	$334
Receivables, less discounts and allowances of $1 and $1	408	337
Receivables for taxes	157	137
Inventories (Note 5)	425	389
Prepaid expenses and other current assets	132	152
Current restricted financial investments held by variable interest entities (Note 6)	362	253
Total current assets	1,696	1,602
Property and equipment, less accumulated depreciation of $3,437 and $3,376	1,901	1,857
Construction in progress	134	136
Timber and timberlands at cost, less depletion	12,516	12,671
Minerals and mineral rights, less depletion	288	294
Deferred tax assets	33	15
Other assets	461	312
Restricted financial investments held by variable interest entities (Note 6)	—	362
Total assets	$17,029	$17,249
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt (Note 9)	$—	$500
Current debt (nonrecourse to the company) held by variable interest entities (Note 6)	302	302
Borrowings on line of credit (Note 9)	140	425
Accounts payable	271	222
Accrued liabilities (Note 8)	510	490
Total current liabilities	1,223	1,939
Long-term debt (Note 9)	6,153	5,419
Deferred tax liabilities	17	43
Deferred pension and other postretirement benefits (Note 7)	515	527
Other liabilities	397	275
Total liabilities	8,305	8,203
Commitments and contingencies (Note 11)
Equity:
Common shares: $1.25 par value; authorized 1,360 million shares; issued and outstanding: 744,905 thousand shares at June 30, 2019 and 746,391 thousand shares at December 31, 2018	931	933
Other capital	8,130	8,172
Retained earnings	418	1,093
Accumulated other comprehensive loss (Note 12)	(755)	(1,152)
Total equity	8,724	9,046
Total liabilities and equity	$17,029	$17,249

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2019	JUNE 2018
Cash flows from operations:
Net earnings (loss)	$(161)	$586
Noncash charges to earnings (loss):
Depreciation, depletion and amortization	247	239
Basis of real estate sold	81	34
Deferred income taxes, net	(166)	25
Pension and other postretirement benefits (Note 7)	496	55
Share-based compensation expense	16	18
Change in:
Receivables, less allowances	(87)	(101)
Receivables and payables for taxes	(25)	15
Inventories	(32)	(36)
Prepaid expenses	3	(1)
Accounts payable and accrued liabilities	45	(70)
Pension and postretirement benefit contributions and payments	(27)	(32)
Other	(8)	1
Net cash from operations	382	733
Cash flows from investing activities:
Capital expenditures for property and equipment	(112)	(144)
Capital expenditures for timberlands reforestation	(31)	(34)
Proceeds from note receivable held by variable interest entities (Note 6)	253	—
Other	19	29
Net cash from (used in) investing activities	129	(149)
Cash flows from financing activities:
Cash dividends on common shares	(507)	(485)
Net proceeds from issuance of long-term debt (Note 9)	739	—
Payments on long-term debt (Note 9)	(512)	(62)
Proceeds from borrowings on line of credit (Note 9)	385	—
Payments on line of credit (Note 9)	(670)	—
Proceeds from exercise of stock options	4	48
Repurchases of common shares (Note 4)	(60)	—
Other	(12)	(8)
Net cash used in financing activities	(633)	(507)
Net change in cash and cash equivalents	(122)	77
Cash and cash equivalents at beginning of period	334	824
Cash and cash equivalents at end of period	$212	$901
Cash paid during the period for:
Interest, net of amount capitalized of $2 and $6	$187	$172
Income taxes	$51	$58

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA	JUNE 2019	JUNE 2018	JUNE 2019	JUNE 2018
Common shares:
Balance at beginning of period	$931	$946	$933	$944
Issued for exercised stock options and vested restricted stock units	—	1	1	3
Repurchases of common shares (Note 4)	—	—	(3)	—
Balance at end of period	931	947	931	947
Other Capital:
Balance at beginning of period	8,121	8,466	8,172	8,439
Issued for exercise of stock options	2	22	4	46
Repurchases of common shares (Note 4)	—	—	(57)	—
Shared-based compensation	7	9	16	18
Other transactions, net	—	(1)	(5)	(7)
Balance at end of period	8,130	8,496	8,130	8,496
Retained Earnings:
Balance at beginning of period	543	1,365	1,093	1,078
Net earnings (loss)	128	317	(161)	586
Dividends on common shares	(253)	(243)	(507)	(485)
Adjustments related to accounting pronouncements and other	—	2	(7)	262
Balance at end of period	418	1,441	418	1,441
Accumulated other comprehensive loss:
Balance at beginning of period	(794)	(1,786)	(1,152)	(1,562)
Other comprehensive income (loss)	39	183	397	221
Adjustments related to accounting pronouncements and other	—	—	—	(262)
Balance at end of period (Note 12)	(755)	(1,603)	(755)	(1,603)
Total equity:
Balance at end of period	$8,724	$9,281	$8,724	$9,281

Dividends paid per common share	$0.34	$0.32	$0.68	$0.64

See accompanying Notes to Consolidated Financial Statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE QUARTERS and YEARS-TO-DATE ENDED JUNE 30, 2019 AND 2018

NOTE 1: BASIS OF PRESENTATION

Our consolidated financial statements provide an overall view of our results of operations and financial condition. They include our accounts and the accounts of entities we control, including:

●	majority-owned domestic and foreign subsidiaries and
●	variable interest entities in which we are the primary beneficiary.

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

NOTE 2: BUSINESS SEGMENTS

We are principally engaged in growing and harvesting timber; manufacturing, distributing, and selling products made from trees; maximizing the value of every acre we own through the sale of higher and better use (HBU) properties; and monetizing reserves of minerals, oil, gas, coal, and other natural resources on our timberlands. Our business segments are categorized based primarily on products and services which includes:

●	Timberlands – logs, timber and leased recreational access;
●	Real Estate & ENR – sales of HBU properties, rights to explore for and extract hard minerals, construction materials, oil and gas production, wind, solar and coal; and
●	Wood Products – softwood lumber, engineered wood products, structural panels, medium density fiberboard and building materials distribution.

A reconciliation of our business segment information to the respective information in the Consolidated Statement of Operations is as follows:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2019	JUNE 2018	JUNE 2019	JUNE 2018
Sales to unaffiliated customers:
Timberlands(1)	$401	$476	$832	$966
Real Estate & ENR	81	58	199	109
Wood Products(1)	1,210	1,531	2,304	2,855
	1,692	2,065	3,335	3,930
Intersegment sales:
Timberlands(1)	131	139	256	281

Total sales	1,823	2,204	3,591	4,211
Intersegment eliminations(1)	(131)	(139)	(256)	(281)
Total	$1,692	$2,065	$3,335	$3,930
Net contribution to earnings (loss):
Timberlands	$102	$161	$222	$350
Real Estate & ENR	35	22	90	47
Wood Products	81	329	150	599
	218	512	462	996
Unallocated items(2)	(36)	(38)	(566)	(130)
Net contribution to earnings (loss)	182	474	(104)	866
Interest expense, net of capitalized interest	(91)	(92)	(198)	(185)
Earnings (loss) before income taxes	91	382	(302)	681
Income taxes	37	(65)	141	(95)
Net earnings (loss)	$128	$317	$(161)	$586

(1)

In January 2019, we changed the way we report our Canadian Forestlands operations, which are primarily operated to supply Weyerhaeuser’s Canadian Wood Products manufacturing facilities. As a result, we no longer report related intersegment sales in the Timberlands segment and we will now record the minimal associated third-party log sales in the Wood Products segment. These collective transactions did not contribute any earnings to the Timberlands segment. We have conformed prior year presentations with the current year.

(2)

Unallocated items are gains or charges not related to, or allocated to, an individual operating segment. They include all or a portion of items such as share-based compensation, pension and postretirement costs, elimination of intersegment profit in inventory and LIFO, foreign exchange transaction gains and losses, interest income and other as well as legacy obligations.

NOTE 3: REVENUE RECOGNITION

A reconciliation of revenue recognized by our major products:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2019	JUNE 2018	JUNE 2019	JUNE 2018
Net sales to unaffiliated customers:
Timberlands Segment
Delivered logs(1):
West
Domestic sales	$104	$136	$205	$273
Export grade sales	90	126	194	255
Subtotal West	194	262	399	528
South	156	158	315	315
North	17	20	46	45
Subtotal delivered logs sales	367	440	760	888
Stumpage and pay-as-cut timber	10	11	19	26
Recreational and other lease revenue	15	14	30	28
Other(2)	9	11	23	24
Net sales attributable to Timberlands segment	401	476	832	966
Real Estate & ENR Segment
Real estate	59	38	155	72
Energy and natural resources	22	20	44	37
Net sales attributable to Real Estate & ENR segment	81	58	199	109
Wood Products Segment
Structural lumber	495	681	939	1,250
Oriented strand board	156	277	316	509
Engineered solid section	134	139	250	268
Engineered I-joists	86	92	156	170
Softwood plywood	44	55	88	105
Medium density fiberboard	45	47	83	90
Complementary building products	167	160	304	297
Other(3)	83	80	168	166
Net sales attributable to Wood Products segment	1,210	1,531	2,304	2,855
Total net sales	$1,692	$2,065	$3,335	$3,930

(1)

In January 2019, we changed the way we report our Canadian Forestlands operations. We no longer report intersegment sales related to these operations in the Timberlands segment and now record the minimal associated third-party log sales within the Wood Products segment. Refer to Note 2: Business Segments for additional details.

(2)	Other Timberlands sales include seeds and seedlings from our nursery operations and chips.
(3)	Other Wood Products sales include chips, other byproducts and third-party residual log sales from our Canadian Forestlands operations.

NOTE 4: NET EARNINGS (LOSS) PER SHARE AND SHARE REPURCHASES

Our basic and diluted earnings (loss) per share were:

●	$0.17 during second quarter 2019 and $(0.22) during year-to-date 2019;
●	$0.42 during second quarter 2018 and $0.77 during year-to-date 2018.

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

	QUARTER ENDED		YEAR-TO-DATE ENDED
SHARES IN THOUSANDS	JUNE 2019	JUNE 2018	JUNE 2019	JUNE 2018
Weighted average common shares outstanding – basic	745,486	757,829	746,041	757,317
Dilutive potential common shares:
Stock options	354	1,628	—	1,655
Restricted stock units	334	512	—	540
Performance share units	58	564	—	480
Total effect of outstanding dilutive potential common shares	746	2,704	—	2,675
Weighted average common shares outstanding – dilutive	746,232	760,533	746,041	759,992

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

	QUARTER ENDED		YEAR-TO-DATE ENDED
SHARES IN THOUSANDS	JUNE 2019	JUNE 2018	JUNE 2019	JUNE 2018
Stock options	2,490	—	2,848	—
Restricted stock units	—	—	359	—
Performance share units	999	486	1,074	486

Share Repurchase Program

On February 7, 2019, our board of directors approved and announced a new share repurchase program (the 2019 Repurchase Program) under which we are authorized to repurchase up to $500 million of outstanding shares. Concurrently, the board terminated the remaining repurchase authorization under the share repurchase program approved by the board in November 2015.

During year-to-date 2019, we repurchased over 2.3 million common shares for approximately $60 million under the 2019 Repurchase Program. As of June 30, 2019, we had remaining authorization of approximately $440 million for future share repurchases.

All common share purchases under the share repurchase program are expected to be made in open-market transactions. We record share repurchases upon trade date as opposed to the settlement date when cash is disbursed. We record a liability for repurchases that have not yet been settled as of period end. There were no unsettled repurchases as of June 30, 2019 or December 31, 2018.

NOTE 5: INVENTORIES

Inventories include raw materials, work-in-process, finished goods, as well as materials and supplies.

DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2019	DECEMBER 31, 2018
LIFO inventories:
Logs	$16	$11
Lumber, plywood, panels and fiberboard	80	75
Other products	13	10
FIFO or moving average cost inventories:
Logs	33	35
Lumber, plywood, panels, fiberboard and engineered wood products	101	86
Other products	83	83
Materials and supplies	99	89
Total	$425	$389

LIFO – the last-in, first-out method – applies to major inventory products held at our U.S. locations. The FIFO – the first-in, first-out method – or moving average cost methods apply to the balance of our U.S. raw material and product inventories, all material and supply inventories and all foreign inventories. If we used FIFO for all LIFO inventories, our stated inventories would have been higher by $79 as of June 30, 2019, and December 31, 2018.

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

NOTE 7: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The components of net periodic benefit cost are:

	PENSION
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2019	JUNE 2018	JUNE 2019	JUNE 2018
Service cost	$8	$8	$16	$18
Interest cost	40	59	83	119
Expected return on plan assets	(54)	(100)	(116)	(200)
Amortization of actuarial loss	28	52	58	113
Amortization of prior service cost	1	1	2	2
Settlement charge	(6)	—	449	—
Total net periodic benefit cost - pension	$17	$20	$492	$52

	OTHER POSTRETIREMENT BENEFITS
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2019	JUNE 2018	JUNE 2019	JUNE 2018
Interest cost	$1	$1	$3	$3
Amortization of actuarial loss	2	2	4	4
Amortization of prior service credit	(2)	(2)	(3)	(4)
Total net periodic benefit cost - other postretirement benefits	$1	$1	$4	$3

For the periods presented, service cost is included in “Costs of sales,” “Selling expenses,” and “General and administrative expenses” with the remaining components included in “Non-operating pension and other postretirement benefit costs” in our Consolidated Statement of Operations.

Actions to Reduce Pension Plan Obligations

As part of our continued efforts to reduce pension plan obligations, we transferred approximately $1.5 billion of U.S. qualified pension plan assets and liabilities to an insurance company through the purchase of a group annuity contract in January 2019. In connection with this transaction, we recorded a noncash pretax preliminary settlement charge of $455 million during first quarter 2019, accelerating the recognition of previously unrecognized losses in “Accumulated other comprehensive loss”, that would have otherwise been recorded in subsequent periods. In the second quarter, we finalized the prior year-end fair value of pension plan assets and obligations, which reduced the settlement charge by $6 million for a final settlement charge of $449 million. Refer to “Fair Value of Pension Plan Assets and Obligations” below.

The settlement triggered a remeasurement of plan assets and liabilities. We updated the discount rate used to measure our projected benefit obligation for the U.S. qualified pension plan as of January 31, 2019 and to calculate the related net periodic benefit cost for the remainder of 2019 to 4.30 percent from 4.40 percent as of December 31, 2018. All other assumptions remain unchanged. The net effect of the remeasurement was a $24 million reduction in funded status, primarily driven by the decrease in discount rate. This change in funded status was reflected in our first quarter 2019 Consolidated Balance Sheet.

Fair Value of Pension Plan Assets and Obligations

We estimate the fair value of pension plan assets based upon the information available during the year end reporting process. In some cases, primarily with regard to private equity funds, the information available consists of net asset values as of an interim date in addition to cash flows between the interim date and the end of the year and market events. We update the year end estimated fair value of pension plan assets to incorporate year end net asset values reflected in financial statements received after we have filed our Annual Report on Form 10-K.

During second quarter 2019, we recorded an increase to the beginning of year fair value of the pension assets of $16 million, or less than 1 percent. We also updated our census data that is used to estimate our beginning of the year projected benefit obligation for our pension plans, which resulted in a projected benefit obligation decrease of $6 million, or less than 1 percent. The net effect of these updates was a $22 million improvement in funded status as of December 31, 2018. This change in funded status was reflected in our second quarter 2019 Consolidated Balance Sheet.

Expected Funding and Benefit Payments

We do not anticipate being required to make a contribution to our U.S. qualified pension plan for 2019. For all other U.S. and Canadian pension and postretirement plans we expect to contribute or make benefit payments of approximately $40 million in 2019.

NOTE 8: ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2019	DECEMBER 31, 2018
Compensation and employee benefit costs	$157	$192
Current portion of lease liabilities (Note 14)	29	—
Customer rebates, volume discounts and deferred income	116	99
Interest	102	109
Taxes payable	32	30
Other	74	60
Total	$510	$490

NOTE 9: LONG-TERM DEBT AND LINE OF CREDIT

In February 2019, we issued $750 million of 4.00 percent notes due in November 2029. The net proceeds after deducting the discount, underwriting fees and issuance costs were $739 million. In March 2019, a portion of the net proceeds were used to redeem our $500 million 7.38 percent note due in October 2019.  A pretax charge of $12 million was included in "Interest expense, net of capitalized interest" in the Consolidated Statement of Operations in first quarter 2019, for make-whole premiums, unamortized debt issuance costs and unamortized debt discounts in connection with the early extinguishment of the $500 million note.

As of June 30, 2019 and December 31, 2018, we had $140 million and $425 million, respectively, of outstanding borrowings on our $1.5 billion five-year senior unsecured revolving credit facility. This credit facility expires in March 2022.

NOTE 10: FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values and carrying values of our long-term debt and line of credit consisted of the following:

	JUNE 30, 2019		DECEMBER 31, 2018
DOLLAR AMOUNTS IN MILLIONS	CARRYING VALUE	FAIR VALUE (LEVEL 2)	CARRYING VALUE	FAIR VALUE (LEVEL 2)
Long-term debt (including current maturities) and line of credit(1):
Fixed rate	$5,928	$6,995	$5,694	$6,345
Variable rate	365	365	650	650
Total debt	$6,293	$7,360	$6,344	$6,995

(1)	Excludes nonrecourse debt held by our Variable Interest Entities (VIEs).

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

Environmental Matters

Site Remediation

Under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) – commonly known as the Superfund – and similar state laws, we:

●	are a party to various proceedings related to the cleanup of hazardous waste sites and
●	have been notified that we may be a potentially responsible party related to the cleanup of other hazardous waste sites for which proceedings have not yet been initiated.

As of June 30, 2019, our total accrual for future estimated remediation costs on the active Superfund sites and other sites for which we are potentially responsible was approximately $61 million. These amounts are recorded in "Accrued liabilities" and "Other liabilities" on our Consolidated Balance Sheet.

Asset Retirement Obligations

We have obligations associated with the future retirement of tangible long-lived assets consisting primarily of reforestation obligations related to forest management licenses in Canada and obligations to close and cap landfills. As of June 30, 2019, our accrued balance for these obligations was $32 million. These obligations are recorded in "Accrued liabilities" and "Other liabilities" on our Consolidated Balance Sheet.

Some of our sites have materials containing asbestos. We have met our current legal obligation to identify and manage these materials. In situations where we cannot reasonably determine when materials containing asbestos might be removed from the sites, we have not recorded an accrual because the fair value of the obligation cannot be reasonably estimated.

NOTE 12: ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in amounts included in our accumulated other comprehensive loss by component are:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2019	JUNE 2018	JUNE 2019	JUNE 2018
PENSION(1)
Balance at beginning of period	$(1,000)	$(2,002)	$(1,343)	$(1,810)
Other comprehensive income (loss) before reclassifications	10	158	(14)	166
Amounts reclassified from accumulated other comprehensive loss to earnings(2)	18	41	385	87
Total other comprehensive income	28	199	371	253
Reclassification of certain effects due to tax law changes(3)	—	—	—	$(246)
Balance at end of period	$(972)	$(1,803)	$(972)	$(1,803)
OTHER POSTRETIREMENT BENEFITS(1)
Balance at beginning of period	$(18)	$(33)	$(19)	$(25)
Amounts reclassified from other comprehensive income (loss) to earnings(2)	—	—	1	(1)
Total other comprehensive income (loss)	—	—	1	(1)
Reclassification of certain effects due to tax law changes(3)	—	—	—	$(7)
Balance at end of period	$(18)	$(33)	$(18)	$(33)
TRANSLATION ADJUSTMENTS AND OTHER
Balance at beginning of period	$224	$249	$210	$273
Translation adjustments	11	(16)	25	(31)
Total other comprehensive income (loss)	11	(16)	25	(31)
Reclassification of accumulated unrealized gains on available-for-sale securities(4)	—	—	—	(9)
Balance at end of period	$235	$233	$235	$233
Accumulated other comprehensive loss, end of period	$(755)	$(1,603)	$(755)	$(1,603)

(1)	Amounts presented are net of tax.
(2)	Amounts of actuarial loss and prior service (cost) credit are components of net periodic benefit cost (credit). See Note 7: Pension and Other Postretirement Benefit Plans.
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

NOTE 13: SHARE-BASED COMPENSATION

Share-based compensation activity during year-to-date 2019 included the following:

SHARES IN THOUSANDS	GRANTED	VESTED
Restricted Stock Units (RSUs)	952	630
Performance Share Units (PSUs)	421	153

A total of 863 thousand shares of common stock were issued as a result of RSU vestings, PSU vestings and stock option exercises.

Restricted Stock Units

The weighted average fair value of the RSUs granted in 2019 was $25.75. The vesting provisions for RSUs granted in 2019 were consistent with prior year grants.

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

Lease expense:

	QUARTER ENDED	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2019	JUNE 2019
Operating lease costs	$5	$10
Financing lease costs(1)	4	8
Total lease costs	$9	$18

Supplemental cash flow information:

YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$10
Financing cash flow for financing leases(1)	$8
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$5
Financing leases	$4

(1)	Interest expense related to financing leases was immaterial during second quarter 2019 and year-to-date 2019.

Supplemental balance sheet information related to leases was as follows:

DOLLAR AMOUNTS IN MILLIONS		JUNE 30, 2019
LEASES	BALANCE SHEET CLASSIFICATION
Assets
Operating lease right-of-use assets	Other assets	$126
Financing lease right-of-use assets	Property and equipment, less accumulated depreciation	33
Total leased assets		$159
Liabilities
Current:
Operating lease liabilities	Accrued liabilities	$15
Financing lease liabilities	Accrued liabilities	14
Noncurrent:
Operating lease liabilities	Other liabilities	114
Financing lease liabilities	Other liabilities	24
Total lease liabilities		$167

Weighted average remaining lease term as of June 30, 2019:

Operating leases	11 years
Financing leases	3 years

Weighted average discount rate as of June 30, 2019:

Operating leases	4.2%
Financing leases	3.0%

Maturities of lease liabilities as of June 30, 2019

DOLLAR AMOUNTS IN MILLIONS	OPERATING LEASES	FINANCING LEASES
2019	$10	$8
2020	20	13
2021	17	9
2022	17	6
2023	16	3
Thereafter	81	—
Total lease payments	161	39
Less: interest	(32)	(1)
Total present value of lease liabilities	$129	$38

Our operating lease commitments as of December 31, 2018 were:

DOLLAR AMOUNTS IN MILLIONS
2019	$35
2020	29
2021	26
2022	24
2023	18
Thereafter	78

NOTE 15: OTHER OPERATING COSTS, NET

Other operating costs, net:

●	includes both recurring and occasional income and expense items and
●	can fluctuate from year to year.

Items Included in Other Operating Costs, Net

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2019	JUNE 2018	JUNE 2019	JUNE 2018
Charges for product remediation	$—	$20	$—	$—
Foreign exchange losses (gains), net	(2)	(2)	1	—
Litigation expense, net	9	8	34	13
Other, net	6	11	14	34
Total other operating costs, net	$13	$37	$49	$47

NOTE 16: INCOME TAXES

As a REIT, we generally are not subject to federal corporate income taxes on REIT taxable income that is distributed to shareholders. We are required to pay corporate income taxes on earnings of our wholly-owned TRSs, which includes our Wood Products segment earnings and portions of our Timberlands and Real Estate & ENR segments' earnings.

The quarterly provision for income taxes is based on our current estimate of the annual effective tax rate and is adjusted for discrete taxable events that may occur during the quarter. Our 2019 estimated annual effective tax rate for our TRSs, excluding discrete items, is a 37.6 percent benefit. The estimated annual effective tax rate is a benefit due to a projected pretax loss at our TRSs and varies from the U.S. federal statutory tax rate of 21 percent, primarily due to state income tax benefits related to unitary state filings.

In 2019, we recorded as a discrete item a benefit of $109 million related to the tax effects of the noncash pretax settlement charge recorded in connection with our U.S. pension plan. Refer to Note 7: Pension and Other Postretirement Benefit Plans for additional details.

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

●

the effect of general economic conditions, including employment rates, interest rate levels, housing starts, general availability of financing for home mortgages and the relative strength of the U.S. dollar;

●

market demand for the company's products, including market demand for our timberland properties with higher and better uses, which is related to, among other factors, the strength of the various U.S. business segments and U.S. and international economic conditions;

●	changes in currency exchange rates, particularly the relative value of the U.S. dollar to the Japanese yen, the Chinese yuan, and the Canadian dollar, and the relative value of the euro to the yen;
●	restrictions on international trade and tariffs imposed on imports or exports;
●	the availability and cost of shipping and transportation;
●	economic activity in Asia, especially Japan and China;
●	performance of our manufacturing operations, including maintenance and capital requirements;
●	potential disruptions in our manufacturing operations;
●	the level of competition from domestic and foreign producers;
●	our operational excellence initiatives;
●

the successful and timely execution and integration of our strategic acquisitions, including our ability to realize expected benefits and synergies, and the successful and timely execution of our strategic divestitures, each of which is subject to a number of risks and conditions beyond our control including, but not limited to, timing and required regulatory approvals;

●	raw material availability and prices;
●	the effect of weather;
●	changes in global or regional climate conditions and governmental response to such changes;
●	the risk of loss from fires, floods, windstorms, hurricanes, pest infestation and other natural disasters;
●	energy prices;
●	transportation and labor availability and costs;
●	federal tax policies;
●	the effect of forestry, land use, environmental and other governmental regulations;
●	legal proceedings;
●	performance of pension fund investments and related derivatives;
●	the effect of timing of employee retirements and changes in the market price of our common stock on charges for share-based compensation;
●	the accuracy of our estimates of costs and expenses related to contingent liabilities;
●	changes in accounting principles; and
●

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

●

Sales realizations for Timberlands and Wood Products refer to net selling prices. This includes selling price plus freight, minus normal sales deductions. Real Estate transactions are presented at the contract sales price before commissions and closing costs, net of any credits.

●	Net contribution to earnings does not include interest expense or income taxes.

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

In second quarter 2019, housing starts averaged approximately 1.26 million total units on a seasonally adjusted annual basis according to the U.S Census Bureau. This was a 5 percent gain over first quarter 2019. Multifamily units increased to 406 thousand on a seasonally adjusted annual basis, an improvement of 20 percent from first quarter 2019 and 15 percent over the same period in 2018. Single family units accounted for 67 percent of total housing starts in second quarter 2019 and averaged 842 thousand on a seasonally adjusted annual basis, which was 3 percent lower than first quarter 2019 and 6 percent lower than second quarter 2018. Severe weather in second quarter 2019 was a contributing factor to the decline in starts compared with second quarter 2018. As weather moderates, we continue to expect full year U.S. housing starts to increase slightly over 2018. We attribute this continued improvement primarily to ongoing employment growth, strong consumer confidence and mortgage rates, which have declined significantly since peaking in late 2018 and remain affordable on a historic basis.

According to the Joint Center for Housing of Harvard University, the Leading Indicator of Remodeling Activity (LIRA) projects that the year-over-year change in residential remodeling expenditures was an average increase of 7.2 percent during 2018 and an expected average increase of 5.8 percent during 2019.

In U.S. wood product markets, second quarter 2019 prices for most products retreated from first quarter 2019. The price of the framing lumber composite averaged $344/MBF in second quarter 2019, a 3 percent decline from first quarter 2019. Douglas fir lumber was an exception with prices for certain products increasing during second quarter 2019, such as Douglas fir 2X4 green lumber which increased 9 percent. Oriented Strand Board price slipped 12 percent to $187/MSF for the North Central 7/16 inch indicator. According to Forest Economic Advisors, LLC, U.S. lumber consumption is expected to rise 3 percent in the second half of 2019 versus the same period in 2018.

Domestic log markets in the west improved modestly, rising 2 percent over first quarter 2019 for Douglas fir sawlogs and was directionally consistent with the rise in lumber prices. In the South, weather was closer to seasonal norms and delivered sawlogs posted a small increase of 1 percent over first quarter 2019.

The quarterly average export prices posted small declines over first quarter 2019 pricing, falling 2 percent for China logs and 5 percent for Japan grade logs. Log inventories in Chinese ports increased 1.5 percent in June 2019 compared to May 2019 as reported by International Wood Markets China Bulletin. Despite this overall increase, there was a decline in North American Hemlock and Douglas fir volumes which were 13.7 percent below May levels in the month of June. Exchange rates also affect our export business to China. A weaker yuan relative to the U.S. dollar reduces the competitiveness of U.S. logs relative to those imported from other countries whose currencies have not appreciated in a similar manner. In second quarter 2019 the yuan continued to decrease slightly relative to the U.S. dollar, falling from 6.75 yuan per U.S. dollar in first quarter 2019 to 6.82 yuan per US dollar in second quarter 2019.

In Japan, total housing starts for April and May 2019 are down 5.7 percent and 8.7 percent, respectively, compared to the same months in 2018. However, in the key Post and Beam segment, starts were flat overall, rising 2.8 percent in April to fall back a similar 3.1 percent in May compared to April and May 2018.

We expect demand from China and Japan in 2019 to be similar to 2018 levels.

Our Real Estate & ENR segment is affected by the health of the U.S. economy and especially the U.S. housing sector of the economy. According to the Realtors Land Institute (RLI) of the National Association of Realtors (NAR), the dollar volume of rural properties sold, including timber, grew 2 percent in 2018, and per acre prices were also up 2 percent on average. Additionally, RLI expects these trends to continue with prices and volumes of land transactions forecast to rise 3 percent in 2019.

CONSOLIDATED RESULTS

How We Did Second Quarter 2019 and Year-to-Date 2019

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	JUNE 2019	JUNE 2018	2019 VS. 2018	JUNE 2019	JUNE 2018	2019 VS. 2018
Net sales	$1,692	$2,065	$(373)	$3,335	$3,930	$(595)
Costs of sales	1,390	1,447	(57)	2,712	2,795	(83)
Operating income	186	476	(290)	360	880	(520)
Net earnings (loss)	128	317	(189)	(161)	586	(747)
Earnings (loss) per share, basic and diluted	0.17	0.42	(0.25)	(0.22)	0.77	(0.99)

Comparing Second Quarter 2019 with Second Quarter 2018

Net sales

Net sales decreased $373 million – 18 percent – primarily due to:

●	a $321 million decrease in Wood Products sales to unaffiliated customers, primarily attributable to decreased sales realizations across the majority of our product lines and
●	a $75 million decrease in Timberlands sales to unaffiliated customers, primarily attributable to decreased sales realizations and volumes in the West.

These decreases were partially offset by a $23 million increase in Real Estate & ENR net sales to unaffiliated customers, which was primarily attributable to increased acres sold.

Costs of sales

Costs of sales decreased $57 million – 4 percent – primarily due to decreased sales volumes within our Wood Products and Timberlands segments, partially offset by an increase in acres sold within our Real Estate & ENR segment. Refer to additional analysis of fluctuations within our Timberlands, Real Estate, Energy and Natural Resources and Wood Products discussions below.

Operating income

Operating income decreased $290 million – 61 percent – primarily due to a $316 million decrease in consolidated gross margin, as described above. This was partially offset by a $24 million decrease in other operating costs, primarily attributable to a $20 million product remediation charge recorded in second quarter 2018 with no similar charge in the second quarter 2019.

Net earnings

Net earnings decreased $189 million – 60 percent – primarily due to a $290 million decrease in operating income, as described above. This was partially offset by a $102 million change in income taxes resulting from a $37 million income tax benefit in second quarter 2019 compared to a $65 million income tax charge in second quarter 2018 (refer to Income Taxes).

Comparing Year-to-Date 2019 with Year-to-Date 2018

Net sales

Net sales decreased $595 million – 15 percent – primarily due to:

●

a $551 million decrease in Wood Products sales to unaffiliated customers, primarily attributable to decreased sales realizations as well as decreased sales volumes across the majority of our product lines and

●	a $134 million decrease in Timberlands sales to unaffiliated customers, primarily attributable to decreased sales realizations and volumes in the West.

These decreases were partially offset by a $90 million increase in Real Estate & ENR net sales to unaffiliated customers, which was primarily attributable to increased acres sold.

Costs of sales

Costs of sales decreased $83 million – 3 percent – primarily due to decreased sales volumes within our Wood Products and Timberlands segments, partially offset by an increase in acres sold within our Real Estate & ENR segment. Refer to additional analysis of fluctuations within our Timberlands, Real Estate, Energy and Natural Resources and Wood Products  discussions below.

Operating income

Operating income decreased $520 million – 59 percent – primarily due to a $512 million decrease in consolidated gross margin, as described above.

Net earnings

Net earnings decreased $747 million – 127 percent – primarily due to:

●	a $520 million decrease in operating income, as discussed above;
●	a $449 million increase in non-operating pension and other postretirement benefit costs related to the pension settlement charge (refer to Note 7: Pension and Other Postretirement Benefit Plans) and
●	a $13 million increase in interest expense (refer to Interest Expense).

This was partially offset by a $236 million change in income taxes resulting from a $141 million income tax benefit for year-to-date 2019 compared to a $95 million income tax charge for year-to-date 2018 (refer to Income Taxes).

TIMBERLANDS

How We Did Second Quarter 2019 and Year-to-Date 2019

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2019	JUNE 2018	2019 VS. 2018	JUNE 2019	JUNE 2018	2019 VS. 2018
Net sales to unaffiliated customers:
Delivered logs:
West	$194	$262	$(68)	$399	$528	$(129)
South	156	158	(2)	315	315	—
North	17	20	(3)	46	45	1
Subtotal delivered logs sales	367	440	(73)	760	888	(128)
Stumpage and pay-as-cut timber	10	11	(1)	19	26	(7)
Recreational and other lease revenue	15	14	1	30	28	2
Other(1)	9	11	(2)	23	24	(1)
Subtotal net sales to unaffiliated customers	401	476	(75)	832	966	(134)
Intersegment sales	131	139	(8)	256	281	(25)
Total sales	$532	$615	$(83)	$1,088	$1,247	$(159)
Costs of sales	$405	$431	$(26)	$818	$853	$(35)
Operating income and Net contribution to earnings	$102	$161	$(59)	$222	$350	$(128)

(1)	Other Timberlands sales includes seeds and seedlings from our nursery operations and chips.

In January 2019, we changed the way we report our Canadian Forestlands operations, which are primarily operated to supply Weyerhaeuser’s Canadian Wood Products manufacturing facilities. As a result, we no longer report related intersegment sales in the Timberlands segment and we will now record the minimal associated third-party log sales in the Wood Products segment. These collective transactions did not contribute any earnings to the Timberlands segment. We have conformed prior year presentations with the current year.

Comparing Second Quarter 2019 with Second Quarter 2018

Net sales to unaffiliated customers

Net sales to unaffiliated customers decreased $75 million – 16 percent – primarily due to a $68 million decrease in Western log sales, attributable to a 21 percent decrease in log prices as well as a 6 percent decrease in sales volumes.

Intersegment sales

Intersegment sales decreased $8 million – 6 percent – primarily due to a decrease in Western log prices, as discussed above.

Costs of sales

Costs of sales decreased $26 million – 6 percent – primarily due to a decrease in Western log sales volumes, as discussed above, as well as a decrease in sales volumes in the South and North.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings decreased $59 million – 37 percent – primarily due to the change in gross margin, as discussed above.

Comparing Year-to-Date 2019 with Year-to-Date 2018

Net sales to unaffiliated customers

Net sales to unaffiliated customers decreased $134 million – 14 percent – primarily due to a $129 million decrease in Western log sales, attributable to a 20 percent decrease in log prices as well as a 5 percent decrease in sales volumes.

Intersegment sales

Intersegment sales decreased $25 million – 9 percent – primarily due to a decrease in Western log prices, as discussed above.

Costs of sales

Costs of sales decreased $35 million – 4 percent – primarily due to a decrease in Western log sales volumes, as discussed above, as well as a decrease in sales volumes in the South.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings decreased $128 million – 37 percent – primarily due to the change in gross margin, as discussed above.

Third-Party Log Sales Volumes and Fee Harvest Volumes

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	JUNE 2019	JUNE 2018	2019 VS. 2018	JUNE 2019	JUNE 2018	2019 VS. 2018
Third party log sales – tons:
West(1)	1,864	1,984	(120)	3,784	4,003	(219)
South	4,400	4,560	(160)	8,899	9,070	(171)
North	263	313	(50)	757	717	40
Total	6,527	6,857	(330)	13,440	13,790	(350)
Fee harvest volumes – tons:
West(1)	2,455	2,360	95	4,840	4,803	37
South	6,367	6,630	(263)	12,859	13,381	(522)
North	378	423	(45)	1,005	972	33
Total	9,200	9,413	(213)	18,704	19,156	(452)

(1)	Western logs are primarily transacted in thousand board feet (MBF) but are converted to ton equivalents for external reporting purposes.

REAL ESTATE, ENERGY AND NATURAL RESOURCES

How We Did Second Quarter 2019 and Year-to-Date 2019

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2019	JUNE 2018	2019 VS. 2018	JUNE 2019	JUNE 2018	2019 VS. 2018
Net sales:
Real estate	$59	$38	$21	$155	$72	$83
Energy and natural resources	22	20	2	44	37	7
Total	$81	$58	$23	$199	$109	$90
Costs of sales	$39	$30	$9	$95	$49	$46
Net contribution to earnings	$35	$22	$13	$90	$47	$43

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

Comparing Second Quarter 2019 with Second Quarter 2018

Net sales

Net sales increased $23 million – 40 percent – primarily due to increased acres sold, partially offset by decreased average price per acre.

Costs of sales

Costs of sales increased $9 million – 30 percent – primarily due to increased acres sold, as discussed above.

Net contribution to earnings

Net contribution to earnings increased $13 million – 59 percent – primarily due to the increase in gross margin, as discussed above.

Comparing Year-to-Date 2019 with Year-to-Date 2018

Net sales

Net sales increased $90 million – 83 percent – primarily due to increased acres sold, partially offset by a slight decrease in average price per acre.

Costs of sales

Costs of sales increased $46 million – 94 percent – primarily due to increased acres sold, as discussed above.

Net contribution to earnings

Net contribution to earnings increased $43 million – 91 percent – primarily due to increased gross margin, as discussed above.

REAL ESTATE SALES STATISTICS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
	JUNE 2019	JUNE 2018	2019 VS. 2018	JUNE 2019	JUNE 2018	2019 VS. 2018
Acres sold	47,031	16,290	30,741	85,865	38,061	47,804
Average price per acre	$1,063	$2,258	$(1,195)	$1,678	$1,847	$(169)

WOOD PRODUCTS

How We Did Second Quarter 2019 and Year-to-Date 2019

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2019	JUNE 2018	2019 VS. 2018	JUNE 2019	JUNE 2018	2019 VS. 2018
Net sales:
Structural lumber	$495	$681	$(186)	$939	$1,250	$(311)
Oriented strand board	156	277	(121)	316	509	(193)
Engineered solid section	134	139	(5)	250	268	(18)
Engineered I-joists	86	92	(6)	156	170	(14)
Softwood plywood	44	55	(11)	88	105	(17)
Medium density fiberboard	45	47	(2)	83	90	(7)
Other products produced(1)	83	80	3	168	166	2
Complementary building products	167	160	7	304	297	7
Total	$1,210	$1,531	$(321)	$2,304	$2,855	$(551)
Costs of sales	$1,070	$1,125	$(55)	$2,037	$2,145	$(108)
Operating income and Net contribution to earnings	$81	$329	$(248)	$150	$599	$(449)

(1)	Other products produced includes sales of chips, other byproducts and third-party residual log sales from our Canadian Forestlands operations.

Comparing Second Quarter 2019 with Second Quarter 2018

Net sales

Net sales decreased $321 million – 21 percent – primarily due to:

●	a $186 million decrease in structural lumber sales attributable to a 28 percent decrease in realizations, partially offset by a 1 percent increase in sales volumes;
●	a $121 million decrease in oriented strand board sales attributable to a 42 percent decrease in realizations, as well as a 3 percent decrease in sales volumes;
●	an $11 million decrease in softwood plywood sales attributable to an 18 percent decrease in realizations, as well as a 3 percent decrease in sales volumes;
●	a $6 million decrease in engineered I-joists sales attributable to a 9 percent decrease in sales volumes, partially offset by a 2 percent increase in realizations and
●	a $5 million decrease in engineered solid section sales attributable to a 5 percent decrease in sales volumes, partially offset by a 3 percent increase in realizations.

These decreases were partially offset by a $7 million increase in sales for complementary building products.

Costs of sales

Costs of sales decreased $55 million – 5 percent – primarily due to lower sales volumes across most product lines, as discussed above.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings decreased $248 million – 75 percent – primarily due to the change in gross margin, as discussed above.

Comparing Year-to-Date 2019 with Year-to-Date 2018

Net sales

Net sales decreased $551 million – 19 percent – primarily due to:

●	a $311 million decrease in structural lumber sales primarily attributable to a 25 percent decrease in realizations;
●	a $193 million decrease in oriented strand board sales attributable to a 36 percent decrease in realizations as well as a 3 percent decrease in sales volumes;
●	an $18 million decrease in engineered solid section sales attributable to a 10 percent decrease in sales volumes, partially offset by a 4 percent increase in realizations;
●	a $17 million decrease in softwood plywood sales attributable to a 15 percent decrease in realizations as well as a 1 percent decrease in sales volumes;
●	a $14 million decrease in engineered I-joists sales attributable to a 12 percent decrease in sales volumes, partially offset by a 5 percent increase in realizations and
●	a $7 million decrease in medium density fiberboard sales attributable to a 7 percent decrease in sales volumes.

These decreases were partially offset by a $7 million increase in sales for complementary building products.

Costs of sales

Costs of sales decreased $108 million – 5 percent – primarily due to lower sales volumes across most product lines, as discussed above.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings decreased $449 million – 75 percent – primarily due to the change in gross margin, as discussed above.

Third-Party Sales Volumes

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS(1)	JUNE 2019	JUNE 2018	2019 VS. 2018	JUNE 2019	JUNE 2018	2019 VS. 2018
Structural lumber – board feet	1,274	1,261	13	2,407	2,401	6
Oriented strand board – square feet (3/8”)	733	754	(21)	1,450	1,493	(43)
Engineered solid section – cubic feet	6.1	6.4	(0.3)	11.3	12.6	(1.3)
Engineered I-joists – lineal feet	52	57	(5)	93	106	(13)
Softwood plywood – square feet (3/8”)	115	118	(3)	230	233	(3)
Medium density fiberboard – square feet (3/4”)	55	55	—	99	106	(7)

(1)	Sales volumes include sales of internally produced products and products purchased for resale primarily through our distribution business.

PRODUCTION AND OUTSIDE PURCHASE VOLUMES

Outside purchase volumes are primarily purchased for resale through our distribution business. Production volumes are produced for sale through our own sales organizations and through our distribution business. Production of oriented strand board and engineered solid section are also used to manufacture engineered I-joists.

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS	JUNE 2019	JUNE 2018	2019 VS. 2018	JUNE 2019	JUNE 2018	2019 VS. 2018
Structural lumber – board feet:
Production	1,193	1,180	13	2,338	2,340	(2)
Outside purchase	58	49	9	113	96	17
Total	1,251	1,229	22	2,451	2,436	15
Oriented strand board – square feet (3/8”):
Production	736	747	(11)	1,465	1,481	(16)
Outside purchase	88	110	(22)	169	210	(41)
Total	824	857	(33)	1,634	1,691	(57)
Engineered solid section – cubic feet:
Production	6.0	6.4	(0.4)	11.9	12.7	(0.8)
Outside purchase	0.2	0.1	0.1	0.2	1.1	(0.9)
Total	6.2	6.5	(0.3)	12.1	13.8	(1.7)
Engineered I-joists – lineal feet:
Production	47	52	(5)	91	108	(17)
Outside purchase	3	4	(1)	5	7	(2)
Total	50	56	(6)	96	115	(19)
Softwood plywood – square feet (3/8”):
Production	104	105	(1)	202	202	—
Outside purchase	19	20	(1)	35	40	(5)
Total	123	125	(2)	237	242	(5)
Medium density fiberboard – square feet (3/4"):
Production	61	57	4	106	107	(1)
Total	61	57	4	106	107	(1)

UNALLOCATED ITEMS

Unallocated items are gains or charges not related to, or allocated to, an individual operating segment. They include all or a portion of items such as share-based compensation, pension and postretirement costs, elimination of intersegment profit in inventory and LIFO, foreign exchange transaction gains and losses, interest income and other as well as legacy obligations.

Net Contribution to Earnings – Unallocated Items

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2019	JUNE 2018	2019 VS. 2018	JUNE 2019	JUNE 2018	2019 VS. 2018
Unallocated corporate function and variable compensation expense	$(12)	$(19)	$7	$(31)	$(37)	$6
Liability classified share-based compensation	—	(2)	2	(4)	(2)	(2)
Foreign exchange loss	2	2	—	(1)	—	(1)
Elimination of intersegment profit in inventory and LIFO	(5)	3	(8)	(10)	(18)	8
Other	(17)	(20)	3	(56)	(59)	3
Operating income (loss)	(32)	(36)	4	(102)	(116)	14
Non-operating pension and other postretirement benefit costs	(10)	(13)	3	(480)	(37)	(443)
Interest income and other	6	11	(5)	16	23	(7)
Net contribution to earnings (loss)	$(36)	$(38)	$2	$(566)	$(130)	$(436)

Comparing Second Quarter 2019 with Second Quarter 2018

Unallocated Items net contribution to earnings increased $2 million – 5 percent – primarily due to small fluctuations such as, a $7 million decrease in unallocated corporate function and variable compensation expense and an $8 million decrease in elimination of intersegment profit in inventory and LIFO.

Comparing Year-to-Date 2019 with Year-to-Date 2018

Unallocated Items net contribution to earnings decreased $436 million – 335 percent – primarily due to an increase in non-operating pension and other postretirement benefit costs, which is primarily attributable to the $449 million noncash pretax pension settlement charge recorded during year-to-date 2019. The settlement charge is related to the transfer of pension assets and liabilities through the purchase of a group annuity contract (refer to Note 7: Pension and Other Postretirement Benefit Plans for further details).

INTEREST EXPENSE

Our interest expense, net of capitalized interest, was:

●	$91 million for second quarter 2019 and $198 million year-to-date 2019
●	$92 million for second quarter 2018 and $185 million year-to-date 2018.

Interest expense decreased by $1 million compared to second quarter 2018 primarily due to the decreased weighted average interest rate on our debt portfolio, partially offset by an increase in average long-term debt principal outstanding (refer to Note 9: Long-Term Debt and Line of Credit for further details).

Interest expense increased by $13 million compared to year-to-date 2018, primarily due to a $12 million charge related to the early extinguishment of debt recorded in first quarter 2019. The remaining change is a result of interest expense related to our line of credit during year-to-date 2019, as there was no related activity in 2018. Refer to Note 9: Long-Term Debt and Line of Credit for further details.

INCOME TAXES

Our provision for income taxes was:

●	a $37 million benefit for second quarter 2019 and a $141 million benefit year-to-date 2019;
●	a $65 million expense for second quarter 2018 and a $95 million expense year-to-date 2018.

Our provision for income taxes is primarily driven by earnings (losses) generated by our TRSs. During 2019, a noncash pretax settlement charge of $449 million was recorded related to the transfer of pension assets and liabilities through the purchase of a group annuity contract. As a result of this charge, we recognized a tax provision benefit of approximately $109 million in 2019. Overall performance results for our business segments can be found in Consolidated Results.

Refer to Note 16: Income Taxes and Note 7: Pension and Other Postretirement Benefit Plans for additional information.

LIQUIDITY AND CAPITAL RESOURCES

We are committed to maintaining an appropriate capital structure that provides flexibility and enables us to protect the interests of our shareholders and lenders and maintain access to all major financial markets.

CASH FROM OPERATIONS

Consolidated net cash provided by our operations was:

●	$382 million for year-to-date 2019 and
●	$733 million for year-to-date 2018.

Net cash from operations decreased $351 million, primarily due to:

●	decreased cash flows from our business segments and
●	cash used in working capital changes.

CASH FROM (USED IN) INVESTING ACTIVITIES

Consolidated net cash used in or provided by investing activities was:

●	$129 million cash provided by investing activities for year-to-date 2019 and
●	$149 million cash used in investing activities for year-to-date 2018.

Net cash from investing activities increased $278 million, primarily due to:

●	$253 million of cash proceeds received related to our buyer-sponsored SPEs during first quarter 2019 and
●	a $32 million decrease in cash outflow for property and equipment capital expenditures.

Summary of Capital Spending by Business Segment

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2019	JUNE 2018
Timberlands	$51	$57
Real Estate & ENR	—	—
Wood Products	83	120
Unallocated Items	9	1
Total	$143	$178

We expect our net capital expenditures for 2019 will be approximately $380 million. The amount we spend on capital expenditures could change.

CASH USED IN FINANCING ACTIVITIES

Consolidated net cash used in financing activities was:

●	$633 million for year-to-date 2019 and
●	$507 million for year-to-date 2018.

Net cash used in financing activities increased $126 million, primarily due to:

●	a $450 million increase in cash used for payments of long-term debt;
●	a $285 million net cash outflow related to borrowings on our line of credit, with no similar activity during year-to-date 2018;
●	a $60 million cash outflow for the repurchase of common shares, with no similar activity during year-to-date 2018;
●	a $44 million decrease in cash received from exercise of stock options and
●	a $22 million increase in cash used for payment of dividends on common shares.

These increases in cash used were partially offset by $739 million cash proceeds received from the issuance of long-term debt.

Line of Credit

As of June 30, 2019 and December 31, 2018, we had $140 million and $425 million, respectively, of outstanding borrowings on our $1.5 billion five-year senior unsecured revolving credit facility. This credit facility expires in March 2022.

Refer to Note 9: Long-Term Debt and Line of Credit for further information.

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

Refer to Note 9: Long-Term Debt and Line of Credit for further information.

Our 2017 revolving credit agreement and our 2017 term loan agreement utilize the London Inter-bank Offered Rate (LIBOR) as a basis for one of the interest rate options available to the company. We expect that the LIBOR rate will be discontinued at some point during 2021. We expect to work with our lenders to identify a suitable replacement rate and amend our debt agreements to reflect this new reference rate accordingly. We do not believe that the discontinuation of LIBOR as a reference rate in our debt agreements will have a material adverse effect on our financial position or materially affect our interest expense.

Debt Covenants

During year-to-date 2019, there have been no significant changes to the debt covenants presented in our 2018 Annual Report on Form 10-K for our existing long-term debt instruments.

Option Exercises

We received cash proceeds from the exercise of stock options of:

●	$4 million for year-to-date 2019 and
●	$48 million for year-to-date 2018.

Our average stock price was $25.30 and $35.94 for year-to-date 2019 and 2018, respectively.

Dividend Payments

We paid cash dividends on common shares of:

●	$507 million for year-to-date 2019 and
●	$485 million for year-to-date 2018.

The increase in dividends paid is primarily due to an increase in our dividends from 64 cents per share for year-to-date 2018 to 68 cents per share for year-to-date 2019.

Share Repurchases

During year-to-date 2019, we repurchased over 2.3 million common shares for approximately $60 million under the 2019 Repurchase Program. There were no unsettled repurchases as of June 30, 2019 or December 31, 2018. Refer to Note 4: Net Earnings (Loss) Per Share and Share Repurchases for further information.

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

Adjusted EBITDA by Segment

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2019	JUNE 2018	2019 VS. 2018	JUNE 2019	JUNE 2018	2019 VS. 2018
Adjusted EBITDA by Segment:
Timberlands	$175	$240	$(65)	$368	$508	$(140)
Real Estate & ENR	71	47	24	177	88	89
Wood Products	128	385	(257)	243	671	(428)
	374	672	(298)	788	1,267	(479)
Unallocated Items	(31)	(35)	4	(80)	(86)	6
Adjusted EBITDA	$343	$637	$(294)	$708	$1,181	$(473)

We reconcile Adjusted EBITDA by segment to "Net earnings" for the consolidated company and to "Operating income" for the business segments, as those are the most directly comparable U.S. GAAP measures for each. The table below reconciles Adjusted EBITDA for the quarter ended June 30, 2019:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$128
Interest expense, net of capitalized interest					91
Income taxes					(37)
Net contribution to earnings (loss)	$102	$35	$81	$(36)	$182
Non-operating pension and other postretirement benefit costs(1)	—	—	—	10	10
Interest income and other	—	—	—	(6)	(6)
Operating income (loss)	102	35	81	(32)	186
Depreciation, depletion and amortization	73	3	47	1	124
Basis of real estate sold	—	33	—	—	33
Special items included in operating income (loss)	—	—	—	—	—
Adjusted EBITDA	$175	$71	$128	$(31)	$343

(1)

Non-operating pension and other postretirement benefit costs includes a pretax special item consisting of a $6 million benefit from finalizing the noncash settlement charge incurred in first quarter 2019 related to the transfer of pension assets and liabilities through the purchase of a group annuity contract.

The table below reconciles Adjusted EBITDA for the quarter ended June 30, 2018:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$317
Interest expense, net of capitalized interest					92
Income taxes					65
Net contribution to earnings (loss)	$161	$22	$329	$(38)	$474
Non-operating pension and other postretirement benefit costs	—	—	—	13	13
Interest income and other	—	—	—	(11)	(11)
Operating income (loss)	161	22	329	(36)	476
Depreciation, depletion and amortization	79	3	36	1	119
Basis of real estate sold	—	22	—	—	22
Special items included in operating income (loss)(1)	—	—	20	—	20
Adjusted EBITDA	$240	$47	$385	$(35)	$637

(1)	Operating income (loss) includes pretax special items consisting of $25 million of product remediation charges, partially offset by $5 million of insurance recoveries.

The table below reconciles Adjusted EBITDA for the year-to-date period ended June 30, 2019:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings (loss)					$(161)
Interest expense, net of capitalized interest(1)					198
Income taxes					(141)
Net contribution to earnings (loss)	$222	$90	$150	$(566)	$(104)
Non-operating pension and other postretirement benefit costs(2)	—	—	—	480	480
Interest income and other	—	—	—	(16)	(16)
Operating income (loss)	222	90	150	(102)	360
Depreciation, depletion and amortization	146	6	93	2	247
Basis of real estate sold	—	81	—	—	81
Special items included in operating income (loss)(3)	—	—	—	20	20
Adjusted EBITDA	$368	$177	$243	$(80)	$708

(1)	Interest expense, net of capitalized interest includes a pretax special item of $12 million related to a charge for the early extinguishment of debt.
(2)

Non-operating pension and other postretirement benefit costs includes a pretax special item consisting of a $449 million noncash settlement charge related to the transfer of approximately $1.5 billion of U.S. qualified pension plan assets and liabilities to an insurance company through the purchase of a group annuity contract.

(3)	Operating income (loss) includes a pretax special item consisting of a $20 million legal charge.

The table below reconciles Adjusted EBITDA for the year-to-date period ended June 30, 2018:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$586
Interest expense, net of capitalized interest					185
Income taxes					95
Net contribution to earnings (loss)	$350	$47	$599	$(130)	$866
Non-operating pension and other postretirement benefit costs	—	—	—	37	37
Interest income and other	—	—	—	(23)	(23)
Operating income (loss)	350	47	599	(116)	880
Depreciation, depletion and amortization	158	7	72	2	239
Basis of real estate sold	—	34	—	—	34
Special items included in operating income (loss)(1)	—	—	—	28	28
Adjusted EBITDA	$508	$88	$671	$(86)	$1,181

(1)

Operating income (loss) includes pretax special items consisting of $25 million of product remediation insurance recoveries; $25 million of product remediation charges; and $28 million of environmental remediation expense.

CRITICAL ACCOUNTING POLICIES

There have been no significant changes during year-to-date 2019 to the critical accounting policies presented in our 2018 Annual Report on Form 10-K.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

LONG-TERM INDEBTEDNESS OBLIGATIONS

The following summary of our long-term indebtedness obligations includes:

●	scheduled principal repayments for the next five years and after;
●	weighted average interest rates for debt maturing in each of the next five years and after; and
●	estimated fair values of outstanding obligations.

We estimate the fair value of our debt instruments using quoted market prices we received for the same types and issues of our debt or on the discounted value of the future cash flows using market yields for the same type and comparable issues of debt. Changes in market rates of interest affect the fair value of our fixed-rate debt.

Summary of Long-Term Indebtedness Principal Obligations as of June 30, 2019

DOLLAR AMOUNTS IN MILLIONS	2019	2020	2021	2022	2023	THEREAFTER	TOTAL(1)(2)	FAIR VALUE
Fixed-rate debt	$—	$—	$719	$—	$1,876	$3,324	$5,919	$6,995
Average interest rate	—%	—%	5.58%	—%	4.91%	6.69%	5.99%	N/A
Variable-rate debt(3)	$—	$—	$—	$—	$—	$225	$225	$225
Average interest rate	—%	—%	—%	—%	—%	4.00%	4.00%	N/A

(1)	Excludes $9 million of unamortized discounts, capitalized debt expense and business combination fair value adjustments.
(2)	Does not include nonrecourse debt held by our Variable Interest Entities (VIEs). See Note 6: Variable Interest Entities for further information on our VIEs and the related nonrecourse debt.
(3)

Excludes borrowings under our line of credit of $140 million as of June 30, 2019. Our line of credit expires in 2022, at which time all outstanding amounts must be repaid. The timing of the repayment of the current outstanding balance is uncertain. See Note 9: Long-Term Debt and Line of Credit for further information on our line of credit.

Item 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The company’s principal executive officer and principal financial officer have concluded that the company’s disclosure controls and procedures were effective as of June 30, 2019, based on an evaluation of the company’s disclosure controls and procedures as of that date.

CHANGES IN INTERNAL CONTROLS

No changes occurred in the company’s internal control over financial reporting during year-to-date 2019 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Refer to Note 11: Legal Proceedings, Commitments and Contingencies.

Item 1A. RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our 2018 Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On February 7, 2019, our board of directors approved and announced a new share repurchase program under which we are authorized to repurchase up to $500 million of outstanding shares. Concurrently, the board terminated the remaining repurchase authorization under the share repurchase program approved by the board in November 2015.

There were no share repurchases during second quarter 2019.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

31	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYERHAEUSER COMPANY
(Registrant)

Date: July 26, 2019	By:	/s/ David M. Wold
David M. Wold
Vice President and Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)