Form 10-Q
period 2019-09-30
WEYERHAEUSER CO
filed 2019-10-25
CIK 106535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

As of October 21, 2019, 745,142,402 shares of the registrant’s common stock ($1.25 par value) were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	SEPTEMBER 2019	SEPTEMBER 2018	SEPTEMBER 2019	SEPTEMBER 2018
Net sales (Note 3)	$1,671	$1,910	$5,006	$5,840
Costs of sales	1,399	1,452	4,111	4,247
Gross margin	272	458	895	1,593
Selling expenses	20	20	62	66
General and administrative expenses	85	78	254	236
Research and development expenses	1	2	4	6
Product remediation recoveries, net (Note 15)	(68)	—	(68)	—
Other operating costs, net (Note 17)	32	21	81	68
Operating income	202	337	562	1,217
Non-operating pension and other postretirement benefit costs	(15)	(17)	(495)	(54)
Interest income and other	6	13	22	36
Interest expense, net of capitalized interest	(91)	(93)	(289)	(278)
Earnings (loss) before income taxes	102	240	(200)	921
Income taxes (Note 18)	(3)	15	138	(80)
Net earnings (loss)	$99	$255	$(62)	$841

Earnings (loss) per share, basic and diluted (Note 4)	$0.13	$0.34	$(0.08)	$1.11
Weighted average shares outstanding (in thousands) (Note 4):
Basic	745,626	754,986	745,901	756,531
Diluted	746,514	757,389	745,901	759,116

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2019	SEPTEMBER 2018	SEPTEMBER 2019	SEPTEMBER 2018
Net earnings (loss)	$99	$255	$(62)	$841
Other comprehensive income (loss):
Foreign currency translation adjustments	(6)	15	19	(16)
Changes in unamortized actuarial loss, net of tax expense of $8, $12, $128, and $94	25	38	398	291
Changes in unamortized net prior service credit, net of tax benefit of $0, $0, $0 and $1	—	(2)	(1)	(3)
Total other comprehensive income	19	51	416	272
Total comprehensive income	$118	$306	$354	$1,113

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	SEPTEMBER 30, 2019	DECEMBER 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$153	$334
Receivables, less discounts and allowances of $1 and $1	368	337
Receivables for taxes	149	137
Inventories (Note 5)	393	389
Assets held for sale (Note 16)	251	—
Prepaid expenses and other current assets	141	152
Current restricted financial investments held by variable interest entities (Note 6)	362	253
Total current assets	1,817	1,602
Property and equipment, less accumulated depreciation of $3,471 and $3,376	1,860	1,857
Construction in progress	187	136
Timber and timberlands at cost, less depletion	12,192	12,671
Minerals and mineral rights, less depletion	284	294
Deferred tax assets	31	15
Other assets	461	312
Restricted financial investments held by variable interest entities (Note 6)	—	362
Total assets	$16,832	$17,249
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt (Note 9)	$—	$500
Current debt (nonrecourse to the company) held by variable interest entities (Note 6)	—	302
Borrowings on line of credit (Note 9)	440	425
Accounts payable	242	222
Accrued liabilities (Note 8)	487	490
Total current liabilities	1,169	1,939
Long-term debt, net (Note 9)	6,150	5,419
Deferred tax liabilities	25	43
Deferred pension and other postretirement benefits (Note 7)	506	527
Other liabilities	383	275
Total liabilities	8,233	8,203
Commitments and contingencies (Note 11)
Equity:
Common shares: $1.25 par value; authorized 1,360 million shares; issued and outstanding: 745,071 thousand shares at September 30, 2019 and 746,391 thousand shares at December 31, 2018	931	933
Other capital	8,140	8,172
Retained earnings	264	1,093
Accumulated other comprehensive loss (Note 12)	(736)	(1,152)
Total equity	8,599	9,046
Total liabilities and equity	$16,832	$17,249

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2019	SEPTEMBER 2018
Cash flows from operations:
Net earnings (loss)	$(62)	$841
Noncash charges (credits) to earnings (loss):
Depreciation, depletion and amortization	382	361
Basis of real estate sold	105	80
Deferred income taxes, net	(164)	111
Pension and other postretirement benefits (Note 7)	519	82
Share-based compensation expense	23	31
Change in:
Receivables, less allowances	(47)	(55)
Receivables and payables for taxes	(18)	(109)
Inventories	(2)	(9)
Prepaid expenses and other current assets	5	(7)
Accounts payable and accrued liabilities	(13)	(133)
Pension and postretirement benefit contributions and payments	(36)	(355)
Other	(18)	(18)
Net cash from operations	674	820
Cash flows from investing activities:
Capital expenditures for property and equipment	(199)	(238)
Capital expenditures for timberlands reforestation	(42)	(45)
Proceeds from note receivable held by variable interest entities (Note 6)	253	—
Other	20	19
Net cash from investing activities	32	(264)
Cash flows from financing activities:
Cash dividends on common shares	(760)	(741)
Net proceeds from issuance of long-term debt (Note 9)	739	—
Payments on long-term debt (Note 9)	(512)	(62)
Proceeds from borrowings on line of credit (Note 9)	875	—
Payments on line of credit (Note 9)	(860)	—
Payments on debt held by variable interest entities (Note 6)	(302)	—
Proceeds from exercise of stock options	8	52
Repurchases of common shares (Note 4)	(60)	(273)
Other	(15)	(8)
Net cash from financing activities	(887)	(1,032)
Net change in cash and cash equivalents	(181)	(476)
Cash and cash equivalents at beginning of period	334	824
Cash and cash equivalents at end of period	$153	$348
Cash paid during the period for:
Interest, net of amount capitalized of $4 and $8	$310	$285
Income taxes	$46	$80

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	SEPTEMBER 2019	SEPTEMBER 2018	SEPTEMBER 2019	SEPTEMBER 2018
Common shares:
Balance at beginning of period	$931	$947	$933	$944
Issued for exercised stock options and vested restricted stock units	—	1	1	4
Repurchases of common shares (Note 4)	—	(12)	(3)	(12)
Balance at end of period	931	936	931	936
Other capital:
Balance at beginning of period	8,130	8,496	8,172	8,439
Issued for exercise of stock options	3	3	7	49
Repurchases of common shares (Note 4)	—	(279)	(57)	(279)
Shared-based compensation	7	13	23	31
Other transactions, net	—	1	(5)	(6)
Balance at end of period	8,140	8,234	8,140	8,234
Retained earnings:
Balance at beginning of period	418	1,441	1,093	1,078
Net earnings (loss)	99	255	(62)	841
Dividends on common shares	(253)	(256)	(760)	(741)
Adjustments related to accounting pronouncements and other	—	(1)	(7)	261
Balance at end of period	264	1,439	264	1,439
Accumulated other comprehensive loss:
Balance at beginning of period	(755)	(1,603)	(1,152)	(1,562)
Other comprehensive income	19	51	416	272
Adjustments related to accounting pronouncements and other	—	—	—	(262)
Balance at end of period (Note 12)	(736)	(1,552)	(736)	(1,552)
Total equity:
Balance at end of period	$8,599	$9,057	$8,599	$9,057

Dividends paid per common share	$0.34	$0.34	$1.02	$0.98

See accompanying Notes to Consolidated Financial Statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE QUARTERS AND YEAR-TO-DATE PERIODS ENDED SEPTEMBER 30, 2019 AND 2018

NOTE 1: BASIS OF PRESENTATION

Our consolidated financial statements provide an overall view of our results of operations, financial condition and cash flows. They include our accounts and the accounts of entities we control, including:

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

NOTE 2: BUSINESS SEGMENTS

We are principally engaged in growing and harvesting timber; manufacturing, distributing, and selling products made from trees; maximizing the value of every acre we own through the sale of higher and better use (HBU) properties; and monetizing reserves of minerals, oil, gas, and other natural resources on our timberlands. Our business segments are categorized based primarily on products and services which include:

●	Timberlands – logs, timber and leased recreational access;
●	Real Estate & ENR – sales of HBU properties, rights to explore for and extract hard minerals, construction materials, oil and gas production, wind and solar; and
●	Wood Products – softwood lumber, engineered wood products, structural panels, medium density fiberboard and building materials distribution.

A reconciliation of our business segment information to the respective information in the Consolidated Statement of Operations is as follows:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2019	SEPTEMBER 2018	SEPTEMBER 2019	SEPTEMBER 2018
Sales to unaffiliated customers:
Timberlands(1)	$398	$459	$1,230	$1,425
Real Estate & ENR	69	96	268	205
Wood Products(1)	1,204	1,355	3,508	4,210
	1,671	1,910	5,006	5,840
Intersegment sales:
Timberlands(1)	125	128	381	409

Total sales	1,796	2,038	5,387	6,249
Intersegment eliminations(1)	(125)	(128)	(381)	(409)
Total	$1,671	$1,910	$5,006	$5,840
Net contribution to earnings:
Timberlands	$72	$126	$294	$476
Real Estate & ENR	32	36	122	83
Wood Products	143	213	293	812
	247	375	709	1,371
Unallocated items(2)	(54)	(42)	(620)	(172)
Net contribution to earnings	193	333	89	1,199
Interest expense, net of capitalized interest	(91)	(93)	(289)	(278)
Earnings (loss) before income taxes	102	240	(200)	921
Income taxes	(3)	15	138	(80)
Net earnings (loss)	$99	$255	$(62)	$841

(1)

In January 2019, we changed the way we report our Canadian Forestlands operations, which are primarily operated to supply Weyerhaeuser’s Canadian Wood Products manufacturing facilities. As a result, we no longer report related intersegment sales in the Timberlands segment and we now record the minimal associated third-party log sales in the Wood Products segment. These collective transactions did not contribute any earnings to the Timberlands segment. We have conformed prior year presentations with the current year.

(2)

Unallocated items are gains or charges not related to, or allocated to, an individual operating segment. They include all or a portion of items such as share-based compensation, pension and postretirement costs, elimination of intersegment profit in inventory and LIFO, foreign exchange transaction gains and losses, interest income and other as well as legacy obligations.

NOTE 3: REVENUE RECOGNITION

A reconciliation of revenue recognized by our major products:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2019	SEPTEMBER 2018	SEPTEMBER 2019	SEPTEMBER 2018
Net sales to unaffiliated customers:
Timberlands Segment
Delivered logs(1):
West
Domestic sales	$86	$125	$291	$398
Export grade sales	86	113	280	368
Subtotal West	172	238	571	766
South	168	157	483	472
North	24	25	70	70
Subtotal delivered logs sales	364	420	1,124	1,308
Stumpage and pay-as-cut timber	10	13	29	39
Recreational and other lease revenue	15	16	45	44
Other(2)	9	10	32	34
Net sales attributable to Timberlands segment	398	459	1,230	1,425
Real Estate & ENR Segment
Real estate	45	76	200	148
Energy and natural resources	24	20	68	57
Net sales attributable to Real Estate & ENR segment	69	96	268	205
Wood Products Segment
Structural lumber	487	581	1,426	1,831
Oriented strand board	159	215	475	724
Engineered solid section	138	132	388	400
Engineered I-joists	90	91	246	261
Softwood plywood	42	53	130	158
Medium density fiberboard	44	48	127	138
Complementary building products	162	152	466	449
Other(3)	82	83	250	249
Net sales attributable to Wood Products segment	1,204	1,355	3,508	4,210
Total net sales	$1,671	$1,910	$5,006	$5,840

(1)

In January 2019, we changed the way we report our Canadian Forestlands operations. We no longer report intersegment sales related to these operations in the Timberlands segment and now record the minimal associated third-party log sales within the Wood Products segment. Refer to Note 2: Business Segments for additional details.

(2)	Other Timberlands sales include seeds and seedlings from our nursery operations and chips.
(3)	Other Wood Products sales include chips, other byproducts and third-party residual log sales from our Canadian Forestlands operations.

NOTE 4: NET EARNINGS (LOSS) PER SHARE AND SHARE REPURCHASES

Our basic and diluted earnings (loss) per share were:

●	$0.13 during third quarter 2019 and $(0.08) during year-to-date 2019;
●	$0.34 during third quarter 2018 and $1.11 during year-to-date 2018.

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

	QUARTER ENDED		YEAR-TO-DATE ENDED
SHARES IN THOUSANDS	SEPTEMBER 2019	SEPTEMBER 2018	SEPTEMBER 2019	SEPTEMBER 2018
Weighted average common shares outstanding – basic	745,626	754,986	745,901	756,531
Dilutive potential common shares:
Stock options	396	1,370	—	1,560
Restricted stock units	357	629	—	570
Performance share units	135	404	—	455
Total effect of outstanding dilutive potential common shares	888	2,403	—	2,585
Weighted average common shares outstanding – dilutive	746,514	757,389	745,901	759,116

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

	QUARTER ENDED		YEAR-TO-DATE ENDED
SHARES IN THOUSANDS	SEPTEMBER 2019	SEPTEMBER 2018	SEPTEMBER 2019	SEPTEMBER 2018
Stock options	2,384	1,166	2,755	1,166
Restricted stock units	—	—	358	—
Performance share units	959	830	1,054	830

Share Repurchase Program

On February 7, 2019, our board of directors approved and announced a new share repurchase program (the 2019 Repurchase Program) under which we are authorized to repurchase up to $500 million of outstanding shares. Concurrently, the board terminated the remaining repurchase authorization under the share repurchase program approved by the board in November 2015.

During first quarter 2019, we repurchased over 2.3 million common shares for approximately $60 million under the 2019 Repurchase Program. We did not repurchase additional shares during second quarter or third quarter 2019. As of September 30, 2019, we had remaining authorization of approximately $440 million for future share repurchases.

All common share purchases under the share repurchase program are expected to be made in open-market transactions. We record share repurchases upon trade date as opposed to the settlement date when cash is disbursed. We record a liability for repurchases that have not yet been settled as of period end. There were no unsettled repurchases as of September 30, 2019 or December 31, 2018.

NOTE 5: INVENTORIES

Inventories include raw materials, work-in-process, finished goods, as well as materials and supplies.

DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2019	DECEMBER 31, 2018
LIFO inventories:
Logs	$21	$11
Lumber, plywood, panels and fiberboard	73	75
Other products	14	10
FIFO or moving average cost inventories:
Logs	20	35
Lumber, plywood, panels, fiberboard and engineered wood products	86	86
Other products	83	83
Materials and supplies	96	89
Total	$393	$389

LIFO – the last-in, first-out method – applies to major inventory products held at our U.S. locations. The FIFO – the first-in, first-out method – or moving average cost methods apply to the balance of our U.S. raw material and product inventories, all material and supply inventories and all foreign inventories. If we used FIFO for all LIFO inventories, our stated inventories would have been higher by $78 million as of September 30, 2019 and $79 million as of December 31, 2018.

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

During third quarter 2019, we paid $302 million related to liabilities from our monetized SPEs at maturity.

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

NOTE 7: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The components of net periodic benefit cost are:

	PENSION
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2019	SEPTEMBER 2018	SEPTEMBER 2019	SEPTEMBER 2018
Service cost	$8	$10	$24	$28
Interest cost	39	58	122	177
Expected return on plan assets	(54)	(100)	(170)	(300)
Amortization of actuarial loss	27	56	85	169
Amortization of prior service cost	1	1	3	3
Settlement charge	—	—	449	—
Total net periodic benefit cost - pension	$21	$25	$513	$77

	OTHER POSTRETIREMENT BENEFITS
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2019	SEPTEMBER 2018	SEPTEMBER 2019	SEPTEMBER 2018
Interest cost	$2	$2	$5	$5
Amortization of actuarial loss	1	2	5	6
Amortization of prior service credit	(1)	(2)	(4)	(6)
Total net periodic benefit cost - other postretirement benefits	$2	$2	$6	$5

For the periods presented, service cost is included in “Costs of sales,” “Selling expenses,” and “General and administrative expenses” with the remaining components included in “Non-operating pension and other postretirement benefit costs” in our Consolidated Statement of Operations.

Actions to Reduce Pension Plan Obligations

As part of our continued efforts to reduce pension plan obligations, we transferred approximately $1.5 billion of U.S. qualified pension plan assets and liabilities to an insurance company through the purchase of a group annuity contract in January 2019. In connection with this transaction, we recorded a noncash pretax preliminary settlement charge of $455 million during first quarter 2019, accelerating the recognition of previously unrecognized losses in “Accumulated other comprehensive loss”, that would have otherwise been recorded in subsequent periods. In second quarter 2019, we finalized the prior year-end fair value of pension plan assets and obligations, which reduced the settlement charge by $6 million for a final settlement charge of $449 million. Refer to “Fair Value of Pension Plan Assets and Obligations” below.

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

NOTE 8: ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2019	DECEMBER 31, 2018
Compensation and employee benefit costs	$161	$192
Current portion of lease liabilities (Note 14)	34	—
Customer rebates, volume discounts and deferred income	113	99
Interest	73	109
Taxes payable	37	30
Other	69	60
Total	$487	$490

NOTE 9: LONG-TERM DEBT AND LINE OF CREDIT

In February 2019, we issued $750 million of 4.00 percent notes due in November 2029. The net proceeds after deducting the discount, underwriting fees and issuance costs were $739 million. In March 2019, a portion of the net proceeds was used to redeem our $500 million 7.38 percent note due in October 2019.  A pretax charge of $12 million was included in "Interest expense, net of capitalized interest" in the Consolidated Statement of Operations in first quarter 2019, for make-whole premiums, unamortized debt issuance costs and unamortized debt discounts in connection with the early extinguishment of the $500 million note.

As of September 30, 2019 and December 31, 2018, we had $440 million and $425 million, respectively, of outstanding borrowings on our $1.5 billion five-year senior unsecured revolving credit facility. This credit facility expires in March 2022.

NOTE 10: FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values and carrying values of our long-term debt and line of credit consisted of the following:

	SEPTEMBER 30, 2019		DECEMBER 31, 2018
DOLLAR AMOUNTS IN MILLIONS	CARRYING VALUE	FAIR VALUE (LEVEL 2)	CARRYING VALUE	FAIR VALUE (LEVEL 2)
Long-term debt (including current maturities) and line of credit(1):
Fixed rate	$5,925	$7,041	$5,694	$6,345
Variable rate	665	665	650	650
Total debt	$6,590	$7,706	$6,344	$6,995

(1)

Prior year balances exclude nonrecourse debt held by our Variable Interest Entities (VIEs). Refer to Note 6: Variable Interest Entities for further information on our VIEs and the related nonrecourse debt, which matured in third quarter 2019.

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

As of September 30, 2019, our total accrual for future estimated remediation costs on the active Superfund sites and other sites for which we are potentially responsible was approximately $62 million. These amounts are recorded in "Accrued liabilities" and "Other liabilities" on our Consolidated Balance Sheet.

Asset Retirement Obligations

We have obligations associated with the future retirement of tangible long-lived assets consisting primarily of reforestation obligations related to forest management licenses in Canada and obligations to close and cap landfills. As of September 30, 2019, our accrued balance for these obligations was $29 million. These obligations are recorded in "Accrued liabilities" and "Other liabilities" on our Consolidated Balance Sheet.

Other Matters

Some of our sites have materials containing asbestos. We have met our current legal obligation to identify and manage these materials. In situations where we cannot reasonably determine when materials containing asbestos might be removed from the sites, we have not recorded an accrual because the fair value of the obligation cannot be reasonably estimated.

NOTE 12: ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in amounts included in our accumulated other comprehensive loss by component are:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2019	SEPTEMBER 2018	SEPTEMBER 2019	SEPTEMBER 2018
PENSION(1)
Balance at beginning of period	$(972)	$(1,803)	$(1,343)	$(1,810)
Other comprehensive income (loss) before reclassifications	4	(7)	(10)	159
Amounts reclassified from accumulated other comprehensive loss to earnings(2)	21	41	406	128
Total other comprehensive income	25	34	396	287
Reclassification of certain effects due to tax law changes(3)	—	—	—	$(246)
Balance at end of period	$(947)	$(1,769)	$(947)	$(1,769)
OTHER POSTRETIREMENT BENEFITS(1)
Balance at beginning of period	$(18)	$(33)	$(19)	$(25)
Amounts reclassified from accumulated other comprehensive loss to earnings(2)	—	2	1	1
Total other comprehensive income	—	2	1	1
Reclassification of certain effects due to tax law changes(3)	—	—	—	$(7)
Balance at end of period	$(18)	$(31)	$(18)	$(31)
TRANSLATION ADJUSTMENTS AND OTHER
Balance at beginning of period	$235	$233	$210	$273
Translation adjustments	(6)	15	19	(16)
Total other comprehensive income (loss)	(6)	15	19	(16)
Reclassification of accumulated unrealized gains on available-for-sale securities(4)	—	—	—	(9)
Balance at end of period	$229	$248	$229	$248
Accumulated other comprehensive loss, end of period	$(736)	$(1,552)	$(736)	$(1,552)

(1)	Amounts presented are net of tax.
(2)	Amounts of actuarial loss and prior service (cost) credit are components of net periodic benefit cost (credit). See Note 7: Pension and Other Postretirement Benefit Plans.
(3)

We reclassified certain tax effects from tax law changes of $253 million from "Accumulated other comprehensive loss" to "Retained earnings" on our Consolidated Balance Sheet in accordance with ASU 2018-02 which we adopted in 2018.

(4)

We reclassified accumulated unrealized gains on available-for-sale securities of $9 million from "Accumulated other comprehensive loss" to "Retained earnings" on our Consolidated Balance Sheet in accordance with ASU 2016-01 which we adopted in 2018.

NOTE 13: SHARE-BASED COMPENSATION

Share-based compensation activity during year-to-date 2019 included the following:

SHARES IN THOUSANDS	GRANTED	VESTED
Restricted Stock Units (RSUs)	952	630
Performance Share Units (PSUs)	421	153

A total of 1.0 million shares of common stock were issued as a result of RSU vestings, PSU vestings and stock option exercises.

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

Lease Expense

	QUARTER ENDED	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2019	SEPTEMBER 2019
Operating lease costs	$5	$15
Financing lease costs(1)	4	12
Total lease costs	$9	$27

Supplemental Cash Flow Information

YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$15
Financing cash flows for financing leases(1)	$11
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$5
Financing leases	$5

(1)	Interest expense related to financing leases was immaterial during third quarter 2019 and year-to-date 2019.

Supplemental Balance Sheet Information Related to Leases

DOLLAR AMOUNTS IN MILLIONS		SEPTEMBER 30, 2019
LEASES	BALANCE SHEET CLASSIFICATION
Assets
Operating lease right-of-use assets	Other assets	$123
Financing lease right-of-use assets	Property and equipment, less accumulated depreciation	31
Total leased assets		$154
Liabilities
Current:
Operating lease liabilities	Accrued liabilities	$20
Financing lease liabilities	Accrued liabilities	14
Noncurrent:
Operating lease liabilities	Other liabilities	106
Financing lease liabilities	Other liabilities	22
Total lease liabilities		$162

Weighted Average Remaining Lease Term as of September 30, 2019

Operating leases	11 years
Financing leases	3 years

Weighted Average Discount Rate as of September 30, 2019

Operating leases	4.2%
Financing leases	3.1%

Maturities of Lease Liabilities as of September 30, 2019

DOLLAR AMOUNTS IN MILLIONS	OPERATING LEASES	FINANCING LEASES
2019	$5	$4
2020	20	13
2021	18	9
2022	17	7
2023	16	4
Thereafter	81	—
Total lease payments	157	37
Less: interest	(31)	(1)
Total present value of lease liabilities	$126	$36

Operating Lease Commitments as of December 31, 2018

DOLLAR AMOUNTS IN MILLIONS
2019	$35
2020	29
2021	26
2022	24
2023	18
Thereafter	78

NOTE 15: PRODUCT REMEDIATION RECOVERIES, NET

In July 2017, we announced we were implementing a solution to address concerns regarding our TJI® Joists coated with our former Flak Jacket® Protection product. This issue was isolated to Flak Jacket product manufactured after December 1, 2016 and did not affect any of our other products. In third quarter 2019, we received and recorded an insurance recovery of $68 million related to prior remediation efforts. The recovery is attributable to our Wood Products segment and was recorded in "Product remediation recoveries, net" on the Consolidated Statement of Operations.

NOTE 16: ASSETS HELD FOR SALE

On September 16, 2019, we announced an agreement to sell 555,000 acres of Michigan timberlands to Lyme Great Lakes Holding LLC, an affiliate of The Lyme Timber Company LP, for $300 million in cash. This transaction relates to the Timberlands segment and is subject to customary closing conditions, and is expected to close in fourth quarter 2019.

The sale of our Michigan timberlands is not considered a strategic shift that has, or will have, a major effect on our operations or financial results and therefore does not meet the requirements for presentation as discontinued operations in accordance with generally accepted accounting principles. However, the related assets have met the relevant criteria to be classified as held for sale in the current period Consolidated Balance Sheet. As of September 30, 2019, “Assets held for sale” had a balance of $251 million, which consisted primarily of timberlands and other related assets.

NOTE 17: OTHER OPERATING COSTS, NET

Other operating costs, net:

●	includes both recurring and occasional income and expense items and
●	can fluctuate from year to year.

Items Included in Other Operating Costs, Net

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2019	SEPTEMBER 2018	SEPTEMBER 2019	SEPTEMBER 2018
Foreign exchange losses, net	$1	$2	$2	$2
Litigation expense, net	25	10	59	23
Other, net	6	9	20	43
Total other operating costs, net	$32	$21	$81	$68

NOTE 18: INCOME TAXES

As a real estate investment trust (REIT), we generally are not subject to federal corporate income taxes on REIT taxable income that is distributed to shareholders. We are required to pay corporate income taxes on earnings of our wholly-owned Taxable REIT Subsidiaries (TRSs), which includes our Wood Products segment earnings and portions of our Timberlands and Real Estate & ENR segments' earnings.

The quarterly provision for income taxes is based on our current estimate of the annual effective tax rate and is adjusted for discrete taxable events that may occur during the quarter. Our 2019 estimated annual effective tax rate for our TRSs, excluding discrete items, is a 32.9 percent benefit. The estimated annual effective tax rate is a benefit due to a projected pretax loss at our TRSs and varies from the U.S. federal statutory tax rate of 21 percent, primarily due to state income tax benefits related to unitary state filings.

 Significant discrete items excluded from the calculation of our effective tax rate include:

●

$109 million tax benefit related to the tax effects of the noncash pretax settlement charge recorded in connection with our U.S. pension plan. Refer to Note 7: Pension and Other Postretirement Benefit Plans for additional details.

●

$17 million tax expense related to the tax effects of an insurance recovery received in connection with prior product remediation efforts. Refer to Note 15: Product Remediation Recoveries, Net for additional details.

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

ECONOMIC AND MARKET CONDITIONS AFFECTING OUR OPERATIONS

The demand for grade logs within our Timberlands segment is directly affected by production levels of domestic wood-based building products. The strength of the U.S. housing market strongly affects demand in our Wood Products segment, as does repair and remodeling activity. Our Timberlands segment, specifically the Western region, is also affected by export demand and trade policy. Japanese housing starts are a key driver of export log demand in Japan. The demand for pulpwood from our Timberlands segment is directly affected by the production of pulp, paper and oriented strand board as well as the demand for biofuels, such as pellets made from pulpwood.

During third quarter 2019, housing starts averaged approximately 1.28 million total units on a seasonally adjusted annual basis according to the U.S Census Bureau. This was a 2 percent increase over second quarter 2019. Single family starts averaged 901 thousand on a seasonally adjusted annual basis, which was 6 percent higher than second quarter 2019 and 3 percent higher than third quarter 2018. In contrast, more volatile multifamily starts decreased 7 percent from second quarter 2019 to 380 thousand on a seasonally adjusted annual basis but were 7 percent higher than third quarter 2018. We continue to expect full year 2019 U.S. housing starts will increase slightly over 2018. We attribute this continued improvement primarily to ongoing employment growth, strong consumer confidence and relatively low mortgage rates, which have declined significantly since peaking in late 2018 and remain affordable on a historic basis.

According to the Joint Center for Housing of Harvard University, the Leading Indicator of Remodeling Activity (LIRA) estimates that the year-over-year change in residential remodeling expenditures was an average increase of 7.2 percent during 2018 and expects an average increase of 4.5 percent during 2019.

In U.S. wood product markets, third quarter 2019 prices for most products improved from second quarter 2019. The Framing Lumber Composite price averaged $356/MBF in third quarter 2019, a 3 percent increase from second quarter 2019. Lumber products across the board saw price increases during third quarter 2019, however the magnitude of these improvements was differential by species. Douglas fir 2X4 green lumber increased by 21 percent, while Southern yellow pine 2x4 lumber increased 1 percent. The third quarter 2019 Oriented Strand Board Composite indicator price was comparable to second quarter 2019.

Douglas fir sawlog prices declined by 5 percent over second quarter 2019, which was directionally consistent with Western domestic log market pricing. In the South, log supply increased seasonally due to drier weather, and delivered sawlog prices decreased 1 percent compared to second quarter 2019.

Third quarter 2019 average export prices saw slight declines over second quarter 2019 pricing, falling 5 percent for China logs and 4 percent for Japan grade logs. Log inventories at Chinese ports decreased 21 percent in September 2019 compared to August 2019 as reported by International Wood Markets China Bulletin. Amidst the decline, North American Hemlock and Douglas fir volumes remained flat compared to the previous month’s volumes. Exchange rates also affect our export business to China. A weaker yuan relative to the U.S. dollar reduces the competitiveness of U.S. logs relative to those imported from other countries whose currencies have not appreciated in a similar manner. During third quarter 2019, the yuan weakened 3 percent relative to the U.S. dollar from 6.82 yuan per U.S. dollar average in second quarter 2019 to 7.01 yuan per U.S. dollar average in third quarter 2019.

In Japan, total housing starts for July and August 2019 declined 4.1 percent and 7.1 percent, respectively, compared to the same months in 2018. The decline in year over year housing starts for August correlates with the extreme weather that Japan experienced in the month. Starts also decreased in the key Post and Beam segment, falling 0.4 percent in July and 5.6 percent in August 2019 compared to the same months in 2018.

Our Real Estate & ENR segment is affected by the health of the U.S. economy and especially the U.S. housing sector of the economy. According to the Realtors Land Institute (RLI) of the National Association of Realtors (NAR), the dollar volume of rural properties sold, including timber, as well as per acre prices grew 2 percent on average in 2018. Additionally, RLI expects these trends to continue with prices and volumes of land transactions forecasted to rise 3 percent in 2019.

CONSOLIDATED RESULTS

How We Did Third Quarter 2019 and Year-to-Date 2019

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	SEPTEMBER 2019	SEPTEMBER 2018	2019 VS. 2018	SEPTEMBER 2019	SEPTEMBER 2018	2019 VS. 2018
Net sales	$1,671	$1,910	$(239)	$5,006	$5,840	$(834)
Costs of sales	1,399	1,452	(53)	4,111	4,247	(136)
Operating income	202	337	(135)	562	1,217	(655)
Net earnings (loss)	99	255	(156)	(62)	841	(903)
Earnings (loss) per share, basic and diluted	0.13	0.34	(0.21)	(0.08)	1.11	(1.19)

Comparing Third Quarter 2019 with Third Quarter 2018

Net sales

Net sales decreased $239 million – 13 percent – primarily due to:

●	a $151 million decrease in Wood Products sales to unaffiliated customers, primarily attributable to decreased sales realizations across the majority of our product lines;
●	a $61 million decrease in Timberlands sales to unaffiliated customers, primarily attributable to decreased sales realizations and volumes in the West and
●	a $27 million decrease in Real Estate & ENR net sales to unaffiliated customers, primarily attributable to decreased acres sold.

Costs of sales

Costs of sales decreased $53 million – 4 percent – primarily due to decreased sales volumes within our Wood Products and Timberlands segments, and a decrease in acres sold in our Real Estate & ENR segment. Refer to additional analysis of fluctuations within our Timberlands, Real Estate, Energy and Natural Resources and Wood Products discussions below.

Operating income

Operating income decreased $135 million – 40 percent – primarily due to a $186 million decrease in consolidated gross margin, as described above.

This was partially offset by a $68 million product remediation insurance recovery (refer to Note 15: Product Remediation Recoveries, Net).

Net earnings

Net earnings decreased $156 million – 61 percent – primarily due to a $135 million decrease in operating income, as described above, as well as an $18 million change in income taxes resulting from a $3 million income tax charge for third quarter 2019 compared to a $15 million benefit for third quarter 2018 (refer to Income Taxes).

Comparing Year-to-Date 2019 with Year-to-Date 2018

Net sales

Net sales decreased $834 million – 14 percent – primarily due to:

●

a $702 million decrease in Wood Products sales to unaffiliated customers, primarily attributable to decreased sales realizations as well as decreased sales volumes across the majority of our product lines and

●	a $195 million decrease in Timberlands sales to unaffiliated customers, primarily attributable to decreased sales realizations and volumes in the West.

These were partially offset by a $63 million increase in Real Estate & ENR net sales to unaffiliated customers, primarily attributable to increased acres sold as well as increased average price per acre.

Costs of sales

Costs of sales decreased $136 million – 3 percent – primarily due to decreased sales volumes within our Wood Products and Timberlands segments, partially offset by higher per acre basis of real estate sold within our Real Estate & ENR segment. Refer to additional analysis of fluctuations within our Timberlands, Real Estate, Energy and Natural Resources and Wood Products discussions below.

Operating income

Operating income decreased $655 million – 54 percent – primarily due to a $698 million decrease in consolidated gross margin, as described above.

This was partially offset by a $68 million product remediation insurance recovery (refer to Note 15: Product Remediation Recoveries, Net).

Net earnings (loss)

Net earnings decreased $903 million – 107 percent – primarily due to:

●	a $655 million decrease in operating income, as described above;
●	a $441 million increase in non-operating pension and other postretirement benefit costs related to our 2019 pension settlement charge (refer to Note 7: Pension and Other Postretirement Benefit Plans);
●	a $14 million decrease in interest income and
●	an $11 million increase in interest expense (refer to Interest Expense).

These were partially offset by a $218 million change in income taxes resulting from a $138 million income tax benefit for year-to-date 2019 compared to an $80 million income tax charge for year-to-date 2018 (refer to Income Taxes).

TIMBERLANDS

How We Did Third Quarter 2019 and Year-to-Date 2019

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2019	SEPTEMBER 2018	2019 VS. 2018	SEPTEMBER 2019	SEPTEMBER 2018	2019 VS. 2018
Net sales to unaffiliated customers:
Delivered logs:
West	$172	$238	$(66)	$571	$766	$(195)
South	168	157	11	483	472	11
North	24	25	(1)	70	70	-
Subtotal delivered logs sales	364	420	(56)	1,124	1,308	(184)
Stumpage and pay-as-cut timber	10	13	(3)	29	39	(10)
Recreational and other lease revenue	15	16	(1)	45	44	1
Other(1)	9	10	(1)	32	34	(2)
Subtotal net sales to unaffiliated customers	398	459	(61)	1,230	1,425	(195)
Intersegment sales	125	128	(3)	381	409	(28)
Total sales	$523	$587	$(64)	$1,611	$1,834	$(223)
Costs of sales	$429	$436	$(7)	$1,247	$1,289	$(42)
Operating income and Net contribution to earnings	$72	$126	$(54)	$294	$476	$(182)

(1)	Other Timberlands sales includes seeds and seedlings from our nursery operations and chips.

In January 2019, we changed the way we report our Canadian Forestlands operations, which are primarily operated to supply Weyerhaeuser’s Canadian Wood Products manufacturing facilities. As a result, we no longer report related intersegment sales in the Timberlands segment and we now record the minimal associated third-party log sales in the Wood Products segment. These collective transactions did not contribute any earnings to the Timberlands segment. We have conformed prior year presentations with the current year.

Comparing Third Quarter 2019 with Third Quarter 2018

Net sales to unaffiliated customers

Net sales to unaffiliated customers decreased $61 million – 13 percent – primarily due to a $66 million decrease in Western log sales, attributable to a 21 percent decrease in log prices, as well as a 9 percent decrease in sales volumes.

Intersegment sales

Intersegment sales decreased $3 million – 2 percent – primarily due to a decrease in Western log prices, as discussed above.

Costs of sales

Costs of sales decreased $7 million – 2 percent – primarily due to a decrease in Western log prices and volumes, as discussed above, partially offset by an increase in Southern log volumes.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings decreased $54 million – 43 percent – primarily due to the change in gross margin, as discussed above.

Comparing Year-to-Date 2019 with Year-to-Date 2018

Net sales to unaffiliated customers

Net sales to unaffiliated customers decreased $195 million – 14 percent – primarily due to a $195 million decrease in Western log sales, attributable to a 20 percent decrease in log prices, as well as a 7 percent decrease in sales volumes.

Intersegment sales

Intersegment sales decreased $28 million – 7 percent – primarily due to a decrease in Western log prices, as discussed above.

Costs of sales

Costs of sales decreased $42 million – 3 percent – primarily due to a decrease in Western log prices and volumes, as discussed above, partially offset by an increase in Southern and Northern log volumes.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings decreased $182 million – 38 percent – primarily due to the change in gross margin, as discussed above.

Third-Party Log Sales Volumes and Fee Harvest Volumes

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	SEPTEMBER 2019	SEPTEMBER 2018	2019 VS. 2018	SEPTEMBER 2019	SEPTEMBER 2018	2019 VS. 2018
Third-party log sales – tons:
West(1)	1,729	1,897	(168)	5,513	5,900	(387)
South	4,795	4,521	274	13,694	13,591	103
North	429	414	15	1,186	1,131	55
Total	6,953	6,832	121	20,393	20,622	(229)
Fee harvest volumes – tons:
West(1)	2,183	2,305	(122)	7,023	7,108	(85)
South	6,802	6,478	324	19,661	19,859	(198)
North	560	537	23	1,565	1,509	56
Total	9,545	9,320	225	28,249	28,476	(227)

(1)	Western logs are primarily transacted in thousand board feet (MBF) but are converted to ton equivalents for external reporting purposes.

REAL ESTATE, ENERGY AND NATURAL RESOURCES

How We Did Third Quarter 2019 and Year-to-Date 2019

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2019	SEPTEMBER 2018	2019 VS. 2018	SEPTEMBER 2019	SEPTEMBER 2018	2019 VS. 2018
Net sales:
Real estate	$45	$76	$(31)	$200	$148	$52
Energy and natural resources	24	20	4	68	57	11
Total	$69	$96	$(27)	$268	$205	$63
Costs of sales	$32	$54	$(22)	$127	$103	$24
Net contribution to earnings	$32	$36	$(4)	$122	$83	$39

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

Comparing Third Quarter 2019 with Third Quarter 2018

Net sales

Net sales decreased $27 million – 28 percent – primarily due to decreased acres sold, partially offset by increased average price per acre.

Costs of sales

Costs of sales decreased $22 million – 41 percent – primarily due to decreased acres sold, as discussed above.

Net contribution to earnings

Net contribution to earnings decreased $4 million – 11 percent – primarily due to the decrease in gross margin, as discussed above.

Comparing Year-to-Date 2019 with Year-to-Date 2018

Net sales

Net sales increased $63 million – 31 percent – primarily due to increased acres sold as well as increased average price per acre.

Costs of sales

Costs of sales increased $24 million – 23 percent – primarily due to higher per acre basis of real estate sold.

Net contribution to earnings

Net contribution to earnings increased $39 million – 47 percent – primarily due to increased gross margin, as discussed above.

REAL ESTATE SALES STATISTICS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
	SEPTEMBER 2019	SEPTEMBER 2018	2019 VS. 2018	SEPTEMBER 2019	SEPTEMBER 2018	2019 VS. 2018
Acres sold	18,057	61,681	(43,624)	103,922	99,742	4,180
Average price per acre	$2,415	$1,209	$1,206	$1,806	$1,452	$354

WOOD PRODUCTS

How We Did Third Quarter 2019 and Year-to-Date 2019

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2019	SEPTEMBER 2018	2019 VS. 2018	SEPTEMBER 2019	SEPTEMBER 2018	2019 VS. 2018
Net sales:
Structural lumber	$487	$581	$(94)	$1,426	$1,831	$(405)
Oriented strand board	159	215	(56)	475	724	(249)
Engineered solid section	138	132	6	388	400	(12)
Engineered I-joists	90	91	(1)	246	261	(15)
Softwood plywood	42	53	(11)	130	158	(28)
Medium density fiberboard	44	48	(4)	127	138	(11)
Complementary building products	162	152	10	466	449	17
Other products produced(1)	82	83	(1)	250	249	1
Total	$1,204	$1,355	$(151)	$3,508	$4,210	$(702)
Costs of sales	$1,067	$1,080	$(13)	$3,104	$3,225	$(121)
Operating income and Net contribution to earnings	$143	$213	$(70)	$293	$812	$(519)

(1)	Other products produced includes sales of chips, other byproducts and third-party residual log sales from our Canadian Forestlands operations.

Comparing Third Quarter 2019 with Third Quarter 2018

Net sales

Net sales decreased $151 million – 11 percent – primarily due to:

•	a $94 million decrease in structural lumber sales attributable to a 21 percent decrease in realizations, partially offset by a 6 percent increase in sales volumes;
•	a $56 million decrease in oriented strand board sales attributable to a 33 percent decrease in realizations, partially offset by an 11 percent increase in sales volumes;
•	an $11 million decrease in softwood plywood sales attributable to a 21 percent decrease in realizations as well as a 1 percent decrease in sales volumes and
•	a $4 million decrease in medium density fiberboard sales attributable to a 10 percent decrease in sales volumes.

These decreases were partially offset by a $10 million increase in sales for complementary building products and a $6 million increase in sales for engineered solid section.

Costs of sales

Costs of sales decreased $13 million – 1 percent – primarily due to lower production costs across several product lines, partially offset by increased sales volumes.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings decreased $70 million – 33 percent – primarily due to the change in gross margin, as discussed above, partially offset by a $68 million increase in product remediation insurance recoveries recorded in third quarter 2019 with no similar activity for the same period in 2018 (refer to Note 15: Product Remediation Recoveries, Net).

Comparing Year-to-Date 2019 with Year-to-Date 2018

Net sales

Net sales decreased $702 million – 17 percent – primarily due to:

•	a $405 million decrease in structural lumber sales attributable to a 24 percent decrease in realizations, partially offset by a 2 percent increase in sales volumes;
•	a $249 million decrease in oriented strand board sales attributable to a 35 percent decrease in realizations, partially offset by a 1 percent increase in sales volumes;
•	a $28 million decrease in softwood plywood sales attributable to a 17 percent decrease in realizations as well as a 1 percent decrease in sales volumes;
•	a $15 million decrease in engineered I-joists sales attributable to an 8 percent decrease in sales volumes, partially offset by a 3 percent increase in realizations;
•	a $12 million decrease in engineered solid section sales attributable to a 5 percent decrease in sales volumes, partially offset by a 3 percent increase in realizations and
•	an $11 million decrease in medium density fiberboard sales attributable to an 8 percent decrease in sales volumes.

These decreases were partially offset by a $17 million increase in sales for complementary building products.

Costs of sales

Costs of sales decreased $121 million – 4 percent – primarily due to lower production costs across several product lines, partially offset by increased sales volumes.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings decreased $519 million – 64 percent – primarily due to the change in gross margin, as discussed above, partially offset by a $68 million increase in product remediation insurance recoveries recorded year-to-date 2019 with no similar net recoveries for the same period in 2018 (refer to Note 15: Product Remediation Recoveries, Net).

Third-Party Sales Volumes

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS(1)	SEPTEMBER 2019	SEPTEMBER 2018	2019 VS. 2018	SEPTEMBER 2019	SEPTEMBER 2018	2019 VS. 2018
Structural lumber – board feet	1,253	1,184	69	3,660	3,585	75
Oriented strand board – square feet (3/8”)	740	669	71	2,190	2,162	28
Engineered solid section – cubic feet	6.3	6.0	0.3	17.6	18.6	(1.0)
Engineered I-joists – lineal feet	54	54	—	147	160	(13)
Softwood plywood – square feet (3/8”)	121	122	(1)	351	355	(4)
Medium density fiberboard – square feet (3/4”)	53	59	(6)	152	165	(13)

(1)	Sales volumes include sales of internally produced products and products purchased for resale primarily through our distribution business.

PRODUCTION AND OUTSIDE PURCHASE VOLUMES

Outside purchase volumes are primarily purchased for resale through our distribution business. Production volumes are produced for sale through our own sales organizations and through our distribution business. Production of oriented strand board and engineered solid section are also used to manufacture engineered I-joists.

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS	SEPTEMBER 2019	SEPTEMBER 2018	2019 VS. 2018	SEPTEMBER 2019	SEPTEMBER 2018	2019 VS. 2018
Structural lumber – board feet:
Production	1,189	1,106	83	3,527	3,446	81
Outside purchase	69	55	14	182	151	31
Total	1,258	1,161	97	3,709	3,597	112
Oriented strand board – square feet (3/8”):
Production	747	665	82	2,212	2,146	66
Outside purchase	93	82	11	262	292	(30)
Total	840	747	93	2,474	2,438	36
Engineered solid section – cubic feet:
Production	5.3	6.3	(1.0)	17.2	19.0	(1.8)
Outside purchase	0.2	0.2	—	0.4	1.3	(0.9)
Total	5.5	6.5	(1.0)	17.6	20.3	(2.7)
Engineered I-joists – lineal feet:
Production	47	46	1	139	154	(15)
Outside purchase	4	4	—	8	11	(3)
Total	51	50	1	147	165	(18)
Softwood plywood – square feet (3/8”):
Production	100	106	(6)	302	308	(6)
Outside purchase	21	19	2	56	59	(3)
Total	121	125	(4)	358	367	(9)
Medium density fiberboard – square feet (3/4"):
Production	47	61	(14)	153	168	(15)
Total	47	61	(14)	153	168	(15)

UNALLOCATED ITEMS

Unallocated items are gains or charges not related to, or allocated to, an individual operating segment. They include all or a portion of items such as share-based compensation, pension and postretirement costs, elimination of intersegment profit in inventory and LIFO, foreign exchange transaction gains and losses, interest income and other as well as legacy obligations.

Net Contribution to Earnings (Loss) – Unallocated Items

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2019	SEPTEMBER 2018	2019 VS. 2018	SEPTEMBER 2019	SEPTEMBER 2018	2019 VS. 2018
Unallocated corporate function and variable compensation expense	$(19)	$(19)	$—	$(50)	$(56)	$6
Liability classified share-based compensation	(1)	4	(5)	(5)	2	(7)
Foreign exchange gain (loss)	(1)	(2)	1	(2)	(2)	—
Elimination of intersegment profit in inventory and LIFO	6	—	6	(4)	(18)	14
Other	(30)	(21)	(9)	(86)	(80)	(6)
Operating income (loss)	(45)	(38)	(7)	(147)	(154)	7
Non-operating pension and other postretirement benefit costs	(15)	(17)	2	(495)	(54)	(441)
Interest income and other	6	13	(7)	22	36	(14)
Net contribution to earnings (loss)	$(54)	$(42)	$(12)	$(620)	$(172)	$(448)

Comparing Third Quarter 2019 with Third Quarter 2018

Unallocated Items net contribution to earnings decreased $12 million – 29 percent – primarily due to a $7 million decrease in interest income and other related to reduced buyer-sponsored SPE receivables in third quarter 2019 as compared to third quarter 2018 (refer to Note 6: Variable Interest Entities for further details).

Comparing Year-to-Date 2019 with Year-to-Date 2018

Unallocated Items net contribution to earnings decreased $448 million – 260 percent – primarily due to an increase in non-operating pension and other postretirement benefit costs, which is primarily attributable to the $449 million noncash pretax pension settlement charge recorded during year-to-date 2019. The settlement charge is related to the transfer of pension assets and liabilities through the purchase of a group annuity contract (refer to Note 7: Pension and Other Postretirement Benefit Plans for further details).

INTEREST EXPENSE

Our interest expense, net of capitalized interest, was:

●	$91 million for third quarter 2019 and $289 million year-to-date 2019;
●	$93 million for third quarter 2018 and $278 million year-to-date 2018.

Interest expense decreased by $2 million compared to third quarter 2018 primarily due to the decreased weighted average interest rate on our debt portfolio, partially offset by an increase in average long-term debt principal outstanding.

Interest expense increased by $11 million compared to year-to-date 2018, primarily due to a $12 million charge related to the early extinguishment of debt recorded in first quarter 2019.

Refer to Note 9: Long-Term Debt and Line of Credit for further details.

INCOME TAXES

Our provision for income taxes was:

●	a $3 million expense for third quarter 2019 and a $138 million benefit year-to-date 2019;
●	a $15 million benefit for third quarter 2018 and an $80 million expense year-to-date 2018.

Our provision for income taxes is primarily driven by earnings (losses) generated by our TRSs. During 2019, a noncash pretax settlement charge of $449 million was recorded related to the transfer of pension assets and liabilities through the purchase of a group annuity contract. As a result of this charge, we recognized a tax provision benefit of approximately $109 million in 2019. We also recorded a $68 million insurance recovery in 2019 related to prior product remediation efforts. As a result of this recovery, we recognized a $17 million tax provision charge. Overall performance results for our business segments can be found in Consolidated Results.

Refer to Note 18: Income Taxes, Note 7: Pension and Other Postretirement Benefit Plans and Note 15: Product Remediation Recoveries, Net for additional information.

LIQUIDITY AND CAPITAL RESOURCES

We are committed to maintaining an appropriate capital structure that provides flexibility and enables us to protect the interests of our shareholders and lenders and maintain access to all major financial markets.

CASH FROM OPERATIONS

Consolidated net cash from operations was:

●	$674 million for year-to-date 2019 and
●	$820 million for year-to-date 2018.

Net cash from operations decreased $146 million, primarily due to:

●	increased cash used for interest payments and
●	decreased cash inflows from our business segments.

These decreases in net cash were partially offset by decreased cash used in working capital changes as well as decreased cash paid for taxes.

CASH FROM INVESTING ACTIVITIES

Consolidated net cash from investing activities was:

●	$32 million for year-to-date 2019 and
●	$(264) million for year-to-date 2018.

Net cash from investing activities increased $296 million, primarily due to:

●	$253 million of cash proceeds received related to our buyer-sponsored SPEs during first quarter 2019 and
●	a $42 million decrease in cash outflow for capital expenditures.

Summary of Capital Spending by Business Segment

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2019	SEPTEMBER 2018
Timberlands	$79	$82
Real Estate & ENR	—	—
Wood Products	148	199
Unallocated Items	14	2
Total	$241	$283

We expect our net capital expenditures for 2019 will be approximately $380 million. The amount we spend on capital expenditures could change.

CASH FROM FINANCING ACTIVITIES

Consolidated net cash from financing activities was:

●	$(887) million for year-to-date 2019 and
●	$(1,032) million for year-to-date 2018.

Net cash from financing activities increased $145 million, primarily due to:

●	$739 million cash proceeds received from the issuance of long-term debt during first quarter 2019 and
●	a $213 million decrease in cash outflow for the repurchase of common shares.

These increases in net cash were partially offset by:

●	a $450 million increase in cash used for payments of long-term debt;
●	a $302 million payment related to our buyer-sponsored SPE during third quarter 2019;
●	a $44 million decrease in cash received from exercise of stock options and
●	a $19 million increase in cash used for payment of dividends on common shares.

Line of Credit

As of September 30, 2019 and December 31, 2018, we had $440 million and $425 million, respectively, of outstanding borrowings on our $1.5 billion five-year senior unsecured revolving credit facility. This credit facility expires in March 2022.

Refer to Note 9: Long-Term Debt and Line of Credit for further information.

Long-Term Debt

In February 2019, we issued $750 million of 4.00 percent notes due in November 2029. The net proceeds after deducting the discount, underwriting fees, and issuance costs were $739 million. In March 2019, a portion of the net proceeds was used to redeem our outstanding $500 million 7.38 percent note due in October 2019. A pretax charge of $12 million was included in "Interest expense, net of capitalized interest" in the Consolidated Statement of Operations in first quarter 2019, for make-whole premiums, unamortized debt issuance costs and unamortized debt discounts in connection with the early extinguishment of debt.

During first quarter 2018, we paid our $62 million 7.00 percent debenture at maturity.

Refer to Note 9: Long-Term Debt and Line of Credit for further information.

Our 2017 revolving credit agreement and our 2017 term loan agreement utilize the London Inter-bank Offered Rate (LIBOR) as a basis for one of the interest rate options available to the company. LIBOR may be discontinued at some point during 2021. We expect to work with our lenders to identify a suitable replacement rate and amend our debt agreements to reflect this new reference rate accordingly. We do not believe that the discontinuation of LIBOR as a reference rate in our debt agreements will have a material adverse effect on our financial position or materially affect our interest expense.

Debt Covenants

During year-to-date 2019, there have been no significant changes to the debt covenants presented in our 2018 Annual Report on Form 10-K for our existing long-term debt instruments.

Option Exercises

We received cash proceeds from the exercise of stock options of:

●	$8 million for year-to-date 2019 and
●	$52 million for year-to-date 2018.

Our average stock price was $25.57 and $35.53 for year-to-date 2019 and 2018, respectively.

Dividend Payments

We paid cash dividends on common shares of:

●	$760 million for year-to-date 2019 and
●	$741 million for year-to-date 2018.

The increase in dividends paid is primarily due to an increase in our dividends from $0.98 per share for year-to-date 2018 to $1.02 per share for year-to-date 2019.

Share Repurchases

During first quarter 2019, we repurchased over 2.3 million common shares for approximately $60 million under the 2019 Repurchase Program. We did not repurchase additional shares during second quarter or third quarter 2019. There were no unsettled repurchases as of September 30, 2019 or December 31, 2018. Refer to Note 4: Net Earnings (Loss) Per Share and Share Repurchases for further information.

PERFORMANCE MEASURES

Adjusted EBITDA by Segment

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

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2019	SEPTEMBER 2018	2019 VS. 2018	SEPTEMBER 2019	SEPTEMBER 2018	2019 VS. 2018
Adjusted EBITDA by Segment:
Timberlands	$154	$206	$(52)	$522	$714	$(192)
Real Estate & ENR	60	86	(26)	237	174	63
Wood Products	123	250	(127)	366	921	(555)
	337	542	(205)	1,125	1,809	(684)
Unallocated Items	(29)	(37)	8	(109)	(123)	14
Adjusted EBITDA	$308	$505	$(197)	$1,016	$1,686	$(670)

We reconcile Adjusted EBITDA by segment to "Net earnings" for the consolidated company and to "Operating income" for the business segments, as those are the most directly comparable U.S. GAAP measures for each. The table below reconciles Adjusted EBITDA for the quarter ended September 30, 2019:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$99
Interest expense, net of capitalized interest					91
Income taxes					3
Net contribution to earnings (loss)	$72	$32	$143	$(54)	$193
Non-operating pension and other postretirement benefit costs	—	—	—	15	15
Interest income and other	—	—	—	(6)	(6)
Operating income (loss)	72	32	143	(45)	202
Depreciation, depletion and amortization	82	4	48	1	135
Basis of real estate sold	—	24	—	—	24
Special items included in operating income (loss)(1)	—	—	(68)	15	(53)
Adjusted EBITDA	$154	$60	$123	$(29)	$308

(1)	Operating income (loss) includes pretax special items consisting of a $68 million product remediation insurance recovery and a $15 million legal charge.

The table below reconciles Adjusted EBITDA for the quarter ended September 30, 2018:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$255
Interest expense, net of capitalized interest					93
Income taxes(1)					(15)
Net contribution to earnings (loss)	$126	$36	$213	$(42)	$333
Non-operating pension and other postretirement benefit costs	—	—	—	17	17
Interest income and other	—	—	—	(13)	(13)
Operating income (loss)	126	36	213	(38)	337
Depreciation, depletion and amortization	80	4	37	1	122
Basis of real estate sold	—	46	—	—	46
Adjusted EBITDA	$206	$86	$250	$(37)	$505

(1)	After tax special items included a $41 million tax benefit related to our $300 million pension contribution. There were no pretax special items in third quarter 2018.

The table below reconciles Adjusted EBITDA for the year-to-date period ended September 30, 2019:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net loss					$(62)
Interest expense, net of capitalized interest(1)					289
Income taxes					(138)
Net contribution to earnings (loss)	$294	$122	$293	$(620)	$89
Non-operating pension and other postretirement benefit costs(2)	—	—	—	495	495
Interest income and other	—	—	—	(22)	(22)
Operating income (loss)	294	122	293	(147)	562
Depreciation, depletion and amortization	228	10	141	3	382
Basis of real estate sold	—	105	—	—	105
Special items included in operating income (loss)(3)	—	—	(68)	35	(33)
Adjusted EBITDA	$522	$237	$366	$(109)	$1,016

(1)	Interest expense, net of capitalized interest includes a pretax special item of $12 million related to a charge for the early extinguishment of debt.
(2)

Non-operating pension and other postretirement benefit costs includes a pretax special item consisting of a $449 million noncash settlement charge related to the transfer of approximately $1.5 billion of U.S. qualified pension plan assets and liabilities to an insurance company through the purchase of a group annuity contract.

(3)	Operating income (loss) includes pretax special items consisting of a $68 million product remediation insurance recovery and $35 million of legal charges.

The table below reconciles Adjusted EBITDA for the year-to-date period ended September 30, 2018:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$841
Interest expense, net of capitalized interest					278
Income taxes(1)					80
Net contribution to earnings (loss)	$476	$83	$812	$(172)	$1,199
Non-operating pension and other postretirement benefit costs	—	—	—	54	54
Interest income and other	—	—	—	(36)	(36)
Operating income (loss)	476	83	812	(154)	1,217
Depreciation, depletion and amortization	238	11	109	3	361
Basis of real estate sold	—	80	—	—	80
Special items included in operating income (loss)(2)	—	—	—	28	28
Adjusted EBITDA	$714	$174	$921	$(123)	$1,686

(1)	After tax special items included a $41 million tax benefit related to our $300 million pension contribution.
(2)

Operating income (loss) includes pretax special items consisting of $25 million of product remediation insurance recoveries, $25 million of product remediation charges and a $28 million environmental remediation charge.

Net Earnings and Net Earnings per Diluted Share Before Special Items

We use net earnings before special items and net earnings per diluted share before special items as key performance measures to evaluate the performance of the consolidated company. These measures should not be considered in isolation from, and are not intended to represent an alternative to, our results reported in accordance with U.S. generally accepted accounting principles (U.S. GAAP). However, we believe the measures provide meaningful supplemental information for investors about our operating performance, better facilitate period to period comparisons, and are widely used by analysts, lenders, rating agencies and other interested parties.

Net Earnings Before Special Items

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2019	SEPTEMBER 2018	SEPTEMBER 2019	SEPTEMBER 2018
Net earnings (loss)	$99	$255	$(62)	$841
Early extinguishment of debt charge	—	—	9	—
Environmental remediation charge	—	—	—	21
Legal charges	11	—	26	—
Pension settlement charges	—	—	340	—
Product remediation recoveries	(51)	—	(51)	—
Tax adjustment	—	(41)	—	(41)
Net earnings before special items	$59	$214	$262	$821

Net Earnings per Diluted Share Before Special Items

	QUARTER ENDED		YEAR-TO-DATE ENDED
	SEPTEMBER 2019	SEPTEMBER 2018	SEPTEMBER 2019	SEPTEMBER 2018
Net earnings (loss) per diluted share	$0.13	$0.34	$(0.08)	$1.11
Early extinguishment of debt charge	—	—	0.01	—
Environmental remediation charge	—	—	—	0.03
Legal charges	0.02	—	0.04	—
Pension settlement charges	—	—	0.46	—
Product remediation recoveries	(0.07)	—	(0.07)	—
Tax adjustment	—	(0.06)	—	(0.06)
Net earnings per diluted share before special items	$0.08	$0.28	$0.36	$1.08

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

Summary of Long-Term Indebtedness Principal Obligations as of September 30, 2019

DOLLAR AMOUNTS IN MILLIONS	2019	2020	2021	2022	2023	THEREAFTER	TOTAL(1)	FAIR VALUE
Fixed-rate debt	$—	$—	$719	$—	$1,876	$3,324	$5,919	$7,041
Average interest rate	—%	—%	5.58%	—%	4.91%	6.69%	5.99%	N/A
Variable-rate debt(2)	$—	$—	$—	$—	$—	$225	$225	$225
Average interest rate	—%	—%	—%	—%	—%	3.64%	3.64%	N/A

(1)	Excludes $6 million of unamortized discounts, capitalized debt expense and business combination fair value adjustments.
(2)

Excludes borrowings under our line of credit of $440 million as of September 30, 2019. Our line of credit expires in 2022, at which time all outstanding amounts must be repaid. The timing of the repayment of the current outstanding balance is uncertain. See Note 9: Long-Term Debt and Line of Credit for further information on our line of credit.

Item 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The company’s principal executive officer and principal financial officer have concluded that the company’s disclosure controls and procedures were effective as of September 30, 2019, based on an evaluation of the company’s disclosure controls and procedures as of that date.

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

There were no share repurchases during third quarter 2019.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

31	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, has been formatted in Inline XBRL.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYERHAEUSER COMPANY
(Registrant)

Date: October 25, 2019	By:	/s/ David M. Wold
David M. Wold
Vice President and Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)