Form 10-Q
period 2020-03-31
WEYERHAEUSER CO
filed 2020-05-01
CIK 106535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

As of April 27, 2020, 746,206 thousand shares of the registrant’s common stock ($1.25 par value) were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	MARCH 2020	MARCH 2019
Net sales (Note 3)	$1,728	$1,643
Costs of sales	1,382	1,322
Gross margin	346	321
Selling expenses	22	21
General and administrative expenses	74	89
Other operating costs, net (Note 15)	10	37
Operating income	240	174
Non-operating pension and other postretirement benefit costs (Note 7)	(9)	(470)
Interest income and other	1	10
Interest expense, net of capitalized interest	(85)	(107)
Earnings (loss) before income taxes	147	(393)
Income taxes (Note 16)	3	104
Net earnings (loss)	$150	$(289)

Earnings (loss) per share, basic and diluted (Note 4)	$0.20	$(0.39)
Weighted average shares outstanding (in thousands) (Note 4):
Basic	746,534	746,603
Diluted	747,155	746,603

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2020	MARCH 2019
Net earnings (loss)	$150	$(289)
Other comprehensive income (loss):
Foreign currency translation adjustments	(42)	14
Changes in unamortized actuarial loss, net of tax expense of $16 and $111	44	344
Changes in unamortized net prior service credit, net of tax expense of $0 and $0	1	—
Total other comprehensive income	3	358
Total comprehensive income	$153	$69

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PAR VALUE	MARCH 31, 2020	DECEMBER 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,458	$139
Receivables, net	390	309
Receivables for taxes	24	98
Inventories (Note 5)	480	416
Assets held for sale	—	140
Prepaid expenses and other current assets	141	147
Current restricted financial investments held by variable interest entities (Note 6)	—	362
Total current assets	2,493	1,611
Property and equipment, less accumulated depreciation of $3,460 and $3,477	1,911	1,969
Construction in progress	153	130
Timber and timberlands at cost, less depletion	11,847	11,929
Minerals and mineral rights, less depletion	278	281
Deferred tax assets	147	72
Other assets	399	414
Total assets	$17,228	$16,406
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt (Note 9)	$577	$—
Borrowings on line of credit (Note 9)	550	230
Accounts payable	241	246
Accrued liabilities (Note 8)	448	530
Total current liabilities	1,816	1,006
Long-term debt, net (Note 9)	6,299	6,147
Deferred tax liabilities	10	6
Deferred pension and other postretirement benefits (Note 7)	669	693
Other liabilities	352	377
Total liabilities	9,146	8,229
Commitments and contingencies (Note 11)
Equity:
Common shares: $1.25 par value; authorized 1,360 million shares; issued and outstanding: 746,206 thousand shares at March 31, 2020 and 745,300 thousand shares at December 31, 2019	933	932
Other capital	8,159	8,152
Accumulated deficit	(109)	(3)
Accumulated other comprehensive loss (Note 12)	(901)	(904)
Total equity	8,082	8,177
Total liabilities and equity	$17,228	$16,406

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2020	MARCH 2019
Cash flows from operations:
Net earnings (loss)	$150	$(289)
Noncash charges (credits) to earnings (loss):
Depreciation, depletion and amortization	123	123
Basis of real estate sold	62	48
Deferred income taxes, net	(82)	(123)
Pension and other postretirement benefits (Note 7)	19	478
Share-based compensation expense (Note 13)	7	9
Change in:
Receivables, net	(82)	(77)
Receivables and payables for taxes	79	(31)
Inventories	(72)	(60)
Prepaid expenses and other current assets	(2)	(5)
Accounts payable and accrued liabilities	(91)	(82)
Pension and postretirement benefit contributions and payments	(10)	(14)
Other	(15)	9
Net cash from operations	86	(14)
Cash flows from investing activities:
Capital expenditures for property and equipment	(47)	(41)
Capital expenditures for timberlands reforestation	(21)	(18)
Proceeds from note receivable held by variable interest entities (Note 6)	362	253
Proceeds from sale of Montana timberlands (Note 14)	145	—
Other	2	18
Net cash from investing activities	441	212
Cash flows from financing activities:
Cash dividends on common shares	(254)	(254)
Net proceeds from issuance of long-term debt (Note 9)	732	739
Payments on long-term debt (Note 9)	—	(512)
Proceeds from borrowings on line of credit (Note 9)	550	245
Payments on line of credit (Note 9)	(230)	(425)
Proceeds from exercise of stock options	6	2
Repurchases of common shares (Note 4)	—	(60)
Other	(12)	(8)
Net cash from financing activities	792	(273)
Net change in cash and cash equivalents	1,319	(75)
Cash and cash equivalents at beginning of period	139	334
Cash and cash equivalents at end of period	$1,458	$259
Cash paid (received) during the period for:
Interest, net of amount capitalized of $1 and $1	$108	$127
Income taxes, net of refunds	$—	$50

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(UNAUDITED)

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	MARCH 2020	MARCH 2019
Common shares:
Balance at beginning of period	$932	$933
Issued for exercise of stock options and vested restricted stock units	1	1
Repurchases of common shares (Note 4)	—	(3)
Balance at end of period	933	931
Other capital:
Balance at beginning of period	8,152	8,172
Issued for exercise of stock options	6	2
Repurchases of common shares (Note 4)	—	(57)
Shared-based compensation	7	9
Other transactions, net	(6)	(5)
Balance at end of period	8,159	8,121
Retained earnings (accumulated deficit):
Balance at beginning of period	(3)	1,093
Net earnings (loss)	150	(289)
Dividends on common shares	(256)	(254)
Adjustments related to accounting pronouncements and other	—	(7)
Balance at end of period	(109)	543
Accumulated other comprehensive loss:
Balance at beginning of period	(904)	(1,152)
Other comprehensive income	3	358
Balance at end of period (Note 12)	(901)	(794)
Total equity:
Balance at end of period	$8,082	$8,801

Dividends paid per common share	$0.34	$0.34

See accompanying Notes to Consolidated Financial Statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE QUARTERS ENDED MARCH 31, 2020 AND 2019

NOTE 1: BASIS OF PRESENTATION

Our consolidated financial statements provide an overall view of our results of operations, financial condition and cash flows. They include our accounts and the accounts of entities we control, including majority-owned domestic and foreign subsidiaries. They do not include our intercompany transactions and accounts, which are eliminated. Throughout these Notes to Consolidated Financial Statements, unless specified otherwise, references to “Weyerhaeuser,” “we,” “the company” and “our” refer to the consolidated company.

The accompanying unaudited Consolidated Financial Statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Except as otherwise disclosed in these Notes to Consolidated Financial Statements, such adjustments are of a normal, recurring nature. The Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements. Certain information and footnote disclosures normally included in our annual Consolidated Financial Statements have been condensed or omitted. These quarterly Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019. Results of operations for interim periods should not necessarily be regarded as indicative of the results that may be expected for the full year.

NOTE 2: BUSINESS SEGMENTS

We are principally engaged in growing and harvesting timber; manufacturing, distributing, and selling products made from trees; maximizing the value of every acre we own through the sale of higher and better use (HBU) properties; and monetizing the value of surface and subsurface assets through leases and royalties. Our business segments are categorized based primarily on products and services which include:

●	Timberlands – Logs, timber, recreational leases and other products;
●	Real Estate & ENR – Real Estate (sales of timberlands) and ENR (rights to explore for and extract hard minerals, construction materials, oil and gas production, wind and solar) and
●	Wood Products – Structural lumber, oriented strand board, engineered wood products and building materials distribution.

A reconciliation of our business segment information to the respective information in the Consolidated Statement of Operations is as follows:

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2020	MARCH 2019
Sales to unaffiliated customers:
Timberlands	$381	$431
Real Estate & ENR	112	118
Wood Products	1,235	1,094
	1,728	1,643
Intersegment sales:
Timberlands	122	125

Total sales	1,850	1,768
Intersegment eliminations	(122)	(125)
Total	$1,728	$1,643
Net contribution (charge) to earnings:
Timberlands	$105	$120
Real Estate & ENR	36	55
Wood Products	134	69
	275	244
Unallocated items(1)	(43)	(530)
Net contribution (charge) to earnings	232	(286)
Interest expense, net of capitalized interest	(85)	(107)
Earnings (loss) before income taxes	147	(393)
Income taxes	3	104
Net earnings (loss)	$150	$(289)
(1)

Unallocated items are gains or charges not related to, or allocated to, an individual operating segment. They include all or a portion of items such as share-based compensation, pension and postretirement costs, elimination of intersegment profit in inventory and LIFO, foreign exchange transaction gains and losses, interest income and other as well as legacy obligations.

NOTE 3: REVENUE RECOGNITION

A reconciliation of revenue recognized by our major products:

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2020	MARCH 2019
Net sales to unaffiliated customers:
Timberlands segment
Delivered logs:
West
Domestic sales	$87	$101
Export grade sales	90	104
Subtotal West	177	205
South	150	159
North(1)	17	29
Subtotal delivered logs sales	344	393
Stumpage and pay-as-cut timber	5	9
Recreational and other lease revenue	15	15
Other(2)	17	14
Net sales attributable to Timberlands segment	381	431
Real Estate & ENR segment
Real estate	95	96
Energy and natural resources	17	22
Net sales attributable to Real Estate & ENR segment	112	118
Wood Products segment
Structural lumber	508	444
Oriented strand board	190	160
Engineered solid section	127	116
Engineered I-joists	78	70
Softwood plywood	39	44
Medium density fiberboard	44	38
Complementary building products	153	137
Other(3)	96	85
Net sales attributable to Wood Products segment	1,235	1,094
Total net sales	$1,728	$1,643
(1)	In November 2019, we sold our Michigan timberlands.
(2)	Other Timberlands sales include sales of seeds and seedlings from our nursery operations as well as wood chips.
(3)	Other Wood Products sales include wood chips, other byproducts and third-party residual log sales from our Canadian Forestlands operations.

NOTE 4: NET EARNINGS (LOSS) PER SHARE AND SHARE REPURCHASES

Our basic and diluted earnings (loss) per share were:

●	$0.20 during first quarter 2020 and
●	$(0.39) during first quarter 2019.

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

	QUARTER ENDED
SHARES IN THOUSANDS	MARCH 2020	MARCH 2019
Weighted average common shares outstanding – basic	746,534	746,603
Dilutive potential common shares:
Stock options	338	—
Restricted stock units	283	—
Total effect of outstanding dilutive potential common shares	621	—
Weighted average common shares outstanding – dilutive	747,155	746,603

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

	QUARTER ENDED
SHARES IN THOUSANDS	MARCH 2020	MARCH 2019
Stock options	2,292	2,862
Restricted stock units	—	383
Performance share units	1,390	1,356

Share Repurchase Program

On February 7, 2019, our board of directors approved and announced a new share repurchase program (the 2019 Repurchase Program) under which we are authorized to repurchase up to $500 million of outstanding shares. Concurrently, the board terminated the remaining repurchase authorization under the share repurchase program approved by the board in November 2015.

During first quarter 2020, we did not repurchase shares. During first quarter 2019, we repurchased over 2.3 million common shares for approximately $60 million under the 2019 Repurchase Program. As of March 31, 2020, we had remaining authorization of approximately $440 million for future share repurchases. All common stock repurchases under the 2019 Repurchase Program were made in open-market transactions.

NOTE 5: INVENTORIES

Inventories include raw materials, work-in-process, finished goods, as well as materials and supplies.

DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2020	DECEMBER 31, 2019
LIFO inventories:
Logs	$20	$19
Lumber, plywood, panels and fiberboard	89	82
Other products	14	10
FIFO or moving average cost inventories:
Logs	69	28
Lumber, plywood, panels, fiberboard and engineered wood products	92	84
Other products	99	98
Materials and supplies	97	95
Total	$480	$416

LIFO – the last-in, first-out method – applies to major inventory products held at our U.S. locations. The FIFO – the first-in, first-out method – or moving average cost methods apply to the balance of our U.S. raw material and product inventories, all material and supply inventories and all foreign inventories. If we used FIFO for all LIFO inventories, our stated inventories would have been higher by $76 million as of March 31, 2020 and December 31, 2019.

NOTE 6: VARIABLE INTEREST ENTITIES

From 2002 through 2004, we sold certain nonstrategic timberlands. As a result of these sales, buyer-sponsored and monetization variable interest entities, or special purpose entities (SPEs), were formed. We were the primary beneficiary and consolidated the assets and liabilities of the SPEs involved in these transactions.

The assets of the buyer-sponsored SPEs were financial investments which consisted of bank guarantees. These bank guarantees were in turn backed by bank notes, which were the liabilities of the monetization SPEs. Interest earned from the financial investments within the buyer-sponsored SPEs was used to pay interest accrued on the corresponding monetization SPE’s note.

During first quarter 2020, we received $362 million in proceeds from our final buyer-sponsored SPE at maturity. The corresponding $302 million in liabilities of this SPE was paid in third quarter 2019. During first quarter 2019, we received $253 million in proceeds from a buyer-sponsored SPE at maturity. The corresponding $209 million in liabilities of this SPE was paid in fourth quarter 2018. There are no further SPEs remaining as of March 31, 2020.

NOTE 7: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The components of net periodic benefit cost are:

	PENSION
	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2020	MARCH 2019
Service cost	$10	$8
Interest cost	35	43
Expected return on plan assets	(59)	(62)
Amortization of actuarial loss	30	30
Amortization of prior service cost	1	1
Settlement charge	—	455
Total net periodic benefit cost - pension	$17	$475

	OTHER POSTRETIREMENT BENEFITS
	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2020	MARCH 2019
Interest cost	$1	$2
Amortization of actuarial loss	1	2
Amortization of prior service credit	—	(1)
Total net periodic benefit cost - other postretirement benefits	$2	$3

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

NOTE 8: ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2020	DECEMBER 31, 2019
Compensation and employee benefit costs	$143	$188
Current portion of lease liabilities	32	33
Customer rebates, volume discounts and deferred income	73	105
Interest	74	98
Taxes payable	32	24
Other	94	82
Total	$448	$530

NOTE 9: LONG-TERM DEBT AND LINE OF CREDIT

In March 2020, we issued $750 million of 4.00 percent notes due in April 2030. The net proceeds after deducting the discount, underwriting fees and issuance costs were $732 million. A portion of the proceeds will be used to redeem our outstanding 4.70 percent notes due in March 2021, as discussed below.

In April 2020, we notified holders of our outstanding 4.70 percent notes due in March 2021 that we will redeem the entire aggregate principal amount outstanding in May 2020. The amount of principal outstanding and the book value of the debt were approximately $569 million and $577 million, respectively, as of March 31, 2020. The total redemption price of the notes will be approximately $588 million which reflects the make-whole premium due on early redemption.

In February 2019, we issued $750 million of 4.00 percent notes due in November 2029. The net proceeds after deducting the discount, underwriting fees and issuance costs were $739 million. In March 2019, a portion of the net proceeds was used to redeem our $500 million 7.38 percent note due in October 2019. A pretax charge of $12 million was included in "Interest expense, net of capitalized interest" in the Consolidated Statement of Operations in first quarter 2019 for make-whole premiums, unamortized debt issuance costs and unamortized debt discounts in connection with the early extinguishment of the $500 million note.

In January 2020, we refinanced and extended our $1.5 billion five-year senior unsecured revolving credit facility, which now expires in January 2025. Borrowings are at LIBOR plus a spread or at other interest rates mutually agreed upon between the borrower and the lending banks. As of March 31, 2020 and December 31, 2019, we had $550 million and $230 million, respectively, of outstanding borrowings on our credit facility.

NOTE 10: FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values and carrying values of our long-term debt and line of credit consisted of the following:

	MARCH 31, 2020		DECEMBER 31, 2019
DOLLAR AMOUNTS IN MILLIONS	CARRYING VALUE	FAIR VALUE (LEVEL 2)	CARRYING VALUE	FAIR VALUE (LEVEL 2)
Long-term debt (including current maturities) and line of credit:
Fixed rate	$6,651	$7,233	$5,922	$6,986
Variable rate	775	775	455	455
Total debt	$7,426	$8,008	$6,377	$7,441

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

Fair Value of Other Financial Instruments

We believe that our other financial instruments, including cash and cash equivalents, short-term investments, mutual fund investments held in grantor trusts, and receivables and payables, have net carrying values that approximate their fair values with only insignificant differences. This is primarily due to the short-term nature of these instruments and the allowance for doubtful accounts.

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

As of March 31, 2020, our total accrual for future estimated remediation costs on active Superfund sites and other sites for which we are potentially responsible was approximately $61 million. These amounts are recorded in "Accrued liabilities" and "Other liabilities" on our Consolidated Balance Sheet.

Asset Retirement Obligations

We have obligations associated with the retirement of tangible long-lived assets consisting primarily of reforestation obligations related to forest management licenses in Canada and obligations to close and cap landfills. Some of our sites have asbestos containing materials. We have met our current legal obligation to identify and manage these materials. In situations where we cannot reasonably determine when asbestos containing materials might be removed from the sites, we have not recorded an accrual because the fair value of the obligation cannot be reasonably estimated. As of March 31, 2020, we had an asset retirement obligation reserve of $32 million. These obligations are recorded in "Accrued liabilities" and "Other liabilities" on our Consolidated Balance Sheet.

NOTE 12: ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in amounts included in our accumulated other comprehensive loss by component are:

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2020	MARCH 2019
Pension(1)
Balance at beginning of period	$(1,128)	$(1,343)
Other comprehensive income (loss) before reclassifications	20	(24)
Amounts reclassified from accumulated other comprehensive loss to earnings(2)	24	367
Total other comprehensive income	44	343
Balance at end of period	$(1,084)	$(1,000)
Other Postretirement Benefits(1)
Balance at beginning of period	$(12)	$(19)
Amounts reclassified from accumulated other comprehensive loss to earnings(2)	1	1
Total other comprehensive income	1	1
Balance at end of period	$(11)	$(18)
Translation Adjustments and Other
Balance at beginning of period	$236	$210
Translation adjustments	(42)	14
Total other comprehensive income (loss)	(42)	14
Balance at end of period	194	224
Accumulated other comprehensive loss, end of period	$(901)	$(794)
(1)	Amounts presented are net of tax.
(2)	Amounts of actuarial loss and prior service (cost) credit are components of net periodic benefit cost (credit). See Note 7: Pension and Other Postretirement Benefit Plans.

NOTE 13: SHARE-BASED COMPENSATION

Share-based compensation activity during quarter-to-date 2020 included the following:

SHARES IN THOUSANDS	GRANTED	VESTED
Restricted stock units (RSUs)	804	693
Performance share units (PSUs)	377	91

A total of 906 thousand shares of common stock were issued as a result of RSU vestings, PSU vestings and stock option exercises.

Restricted Stock Units

The weighted average fair value of the RSUs granted in 2020 was $30.03. The vesting provisions for RSUs granted in 2020 were consistent with prior year grants.

Performance Share Units

The weighted average grant date fair value of PSUs granted in 2020 was $33.16. The final number of shares granted in 2020 will range from 0 percent to 150 percent of each grant's target, depending upon actual company performance compared against an industry peer group. For prior year grants, company performance is measured against an industry peer group and the S&P 500. Beginning with PSUs granted in 2020, PSUs will vest at a maximum of 100 percent of target value in the event of negative absolute company total shareholder return.

Weighted Average Assumptions Used in Estimating the Value of Performance Share Units Granted in 2020

PERFORMANCE SHARE UNITS
Performance period	2/13/2020 – 12/31/2022
Valuation date average stock price(1)	$30.03
Expected dividends	4.50%
Risk-free rate	1.45% - 1.62%
Expected volatility	20.02% – 22.40%
(1)	Calculated as an average of the high and low prices on grant date.

NOTE 14: DIVESTITURE

On December 17, 2019, we announced an agreement to sell 630,000 acres of Montana timberlands, which was part of our Timberlands business segment. On March 26, 2020, we completed the sale to Southern Pine Plantations for $145 million in cash proceeds, which is net of purchase price adjustments and closing costs. Due to the impairment recorded during fourth quarter 2019, no material gain or loss was recorded as a result of this sale.

The divestiture was not considered a strategic shift that had or will have a major effect on our operations or financial results and therefore did not meet the requirements for presentation as discontinued operations.

NOTE 15: OTHER OPERATING COSTS, NET

Other operating costs, net were comprised of the following:

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2020	MARCH 2019
Foreign exchange losses, net	8	3
Litigation expense (income), net	(4)	25
Research and development expenses	1	1
Other, net	5	8
Total other operating costs, net	$10	$37

NOTE 16: INCOME TAXES

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

The quarterly provision for income taxes is based on our current estimate of the annual effective tax rate and is adjusted for discrete taxable events that may occur during the quarter. Our 2020 estimated annual effective tax rate, excluding discrete items, differs from the U.S. federal statutory tax rate of 21 percent primarily due to tax benefits associated with our nontaxable REIT earnings and the projected mix of earnings between our REIT and our TRSs.

At the end of 2020, we expect to have approximately $60 million in unrecognized tax benefits that, if recognized, would favorably affect our receivables for taxes. These benefits relate to our interest expense calculation under the Tax Cuts and Jobs Act of 2017. We anticipate forthcoming Federal Tax Regulations, which are currently under review by the Treasury Department, will resolve uncertainties related to this tax position within the next 12 months. This tax position does not impact our effective tax rate.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including but not limited to, our expectations concerning our future performance and the effects of the COVID-19 pandemic on the company’s business, results of operations, cash flows and financial condition, as well as our plans and decisions relating to various capital expenditures, capital allocation priorities and other discretionary items, including but not limited to with respect to future dividend payments to our shareholders. Forward-looking statements generally are identified by words such as “believe,” “project,” “expect,” “anticipate,” “estimate,” “foreseeable,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” and similar words and expressions. Forward-looking statements are based on our current expectations and assumptions. The realization of our expectations and the accuracy of our assumptions are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to:

●

the effect of general economic conditions, including employment rates, interest rate levels, housing starts, general availability of financing for home mortgages and the relative strength of the U.S. dollar;

●	the effect of COVID-19 and other viral or disease outbreaks and their potential effects on our business, results of operations, cash flows, financial condition and future prospects;
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
●

other risks and uncertainties identified in our 2019 Annual Report on Form 10-K, as well as those set forth from time to time in our other public statements, reports, registration statements, prospectuses, information statements and other filings with the SEC.

It is not possible to predict or identify all risks and uncertainties that might affect the accuracy of our forward-looking statements and, consequently, our descriptions of such risks and uncertainties should not be considered exhaustive. There is no guarantee that any of the events anticipated by these forward-looking statements will occur, and if any of the events do occur, there is no guarantee what effect they will have on the company's business, results of operations, cash flows, financial condition and future prospects.

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

ECONOMIC AND MARKET CONDITIONS AFFECTING OUR OPERATIONS

Overview

On March 11, 2020, the World Health Organization officially declared COVID-19 a global pandemic, and on March 13, 2020, the United States declared a national emergency. Since then, a number of states and municipalities have issued shelter-in-place and similar mandates requiring those not engaged in essential activities to remain home. The U.S. Department of Homeland Security has designated the forest products industry as an "essential critical infrastructure workforce," which recognizes the importance of timber and wood products operations in supporting critical infrastructure and construction projects and the manufacture of important personal hygiene items.

In light of the COVID-19 pandemic, we began taking proactive steps in early March to safeguard the health of our employees. These actions include detailed cleaning and disinfecting procedures, strict processes around social distancing and personal hygiene, clear communication with our contractors, vendors and visitors about our safety protocols, comprehensive guidance for response to any COVID-19 diagnoses or exposures in our operations, suspension of all air travel and non-essential meetings, and a directive that employees work from home if feasible.

Although our first quarter 2020 results were generally positive, the emergence of COVID-19 has affected, and we expect will continue to affect, our business and operations. In response to the decline in end-market demand for wood products in late first quarter, we began adjusting production volumes across our wood products manufacturing facilities to align with customer demand. These adjustments included a combination of temporary mill curtailments and reduced shift postures. We reduced operating capacity in our wood products businesses in April and expect to extend reductions at similar levels in May. In our Southern timberlands operations, we are reducing harvest volumes to align production with lower demand from wood products manufacturing customers.

Business Outlook and COVID-19

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

Economic data and metrics pointed to generally strong economic activity in the first two months of 2020. After the World Health Organization declared the COVID-19 outbreak a global pandemic, U.S. states began to implement restrictions on business activity, including stay-at-home orders issued through March and into at least April or May. Shutdowns began to impact the economy immediately, eroding first quarter economic data and metrics.

On a seasonally adjusted annual basis, housing starts as reported by the U.S. Census for January and February 2020 averaged 1.59 million, before declining in March to 1.22 million. The first quarter averaged 1.47 million total units, which was 2 percent above fourth quarter 2019. Single family starts averaged 962 thousand units, a 1 percent decline over fourth quarter 2019 and an 11 percent improvement over first quarter 2019. Multi-family starts averaged 505 thousand units in first quarter 2020, which was 7 percent higher than fourth quarter 2019 and 44 percent higher than first quarter 2019. Although interim data for housing starts in the month of April is not yet available as of the date of this report, we do expect to see significant decreases in homebuilding activity. Sales of newly built, single-family homes declined 15 percent in March to a seasonally adjusted annual rate of 627,000 units. In April, the National Association of Home Builders Housing Market Index, which measures builder confidence in the U.S single-family housing market, recorded the largest single monthly decline in the history of the index and the first negative reading since June 2014. According to the Census Bureau Advance Retail Spending report, building material and garden supply store sales increased nearly 7 percent in the first quarter 2020 compared with the same quarter a year ago, suggesting a healthy remodeling market during the first quarter.

Our outlook for 2020 has been modified by the trajectory of COVID-19 and its impact on the overall economy, consumers, and ultimately wood products demand. Economists’ expectations generally point to a severe contraction in U.S. GDP in second quarter 2020 with recovery of varying strength beginning in third quarter, dependent on the pandemic dynamics and the timing of easing of related restrictions on activity. Our 2020 outlook for housing activity anticipates this pattern of significant decline and gradual recovery beginning in third quarter, closely mirroring expectations for the labor market which, after a severe short-term contraction, is expected to rebound as the effects of the pandemic dissipate. COVID-19 related restrictions are expected to adversely affect some repair and remodeling activity in the second quarter 2020.

In U.S. wood product markets, demand remained solid through late March 2020 and first quarter 2020 prices for most products improved from fourth quarter 2019. The Random Lengths Framing Lumber Composite price averaged $399/MBF in first quarter 2020, an 8 percent increase from fourth quarter 2019. Most lumber products saw price increases during first quarter 2020, however, the magnitude of these improvements was differential by species. Douglas fir 2x4 green lumber increased by 13 percent, while Southern yellow pine 2x4 lumber decreased 4 percent. The Oriented Strand Board Composite indicator price improved, averaging $300/MSF in first quarter 2020, a 23 percent increase from fourth quarter 2019. To date, second quarter benchmark pricing for lumber and oriented strand board is lower than the first quarter average.

In western log markets, Douglas fir sawlog prices increased by 2 percent in first quarter 2020 compared with fourth quarter 2019. In the south, delivered sawlog prices remained flat compared with fourth quarter 2019 with less than a one percent change in price. In late March, several North American wood products manufacturers announced temporary production curtailments in response to changes in end-market demand and these reductions continued into April. For the month of April, we reduced operating capacity by 20 percent for lumber, 15 percent for oriented strand board and 15 to 25 percent for engineered wood products through a combination of temporary mill curtailments and reduced shift postures. The company anticipates extending lumber and oriented strand board capacity reductions at similar levels in May and will continue to dynamically adjust as market conditions evolve. In engineered wood products, the company expects to reduce operating capacity by an additional 10 percent, resulting in a 25 to 35 percent overall reduction in operating capacity for the month of May. Additionally, as a result of the production curtailments by several wood products manufacturers in the south, we are reducing our full year Southern timber harvest volumes by approximately 10 percent compared to 2019 harvest levels. These production and harvest reductions will likely have a material adverse impact on our results of operations and cash flows in the second quarter. At this time, we are unable to predict how long these reductions will continue and whether further reductions may be necessary.

Exchange rates, available supply from other countries and trade policy affect our export businesses. In Japan, total housing starts for January and February 2020 declined 11.2 percent, compared to the same period a year ago. A smaller decline of 10.5 percent was observed for the key Post and Beam segment. The decline in year over year housing starts is likely due to the consumption tax which came into effect in October 2019. Improvement in U.S. domestic log pricing and reductions in the supply of competing logs from Western Canada and Europe kept the Japan market tensioned and prices for Japan grade logs remained mostly flat in the first quarter.

Export log prices to China on average increased slightly by 4 percent in first quarter 2020 over fourth quarter 2019 as reported by RISI Log Lines. Log supply in China was abundant in the first quarter and sawmilling activity was limited due to the Lunar New Year holiday and COVID-19 restrictions. Chinese softwood log imports declined 7 percent in the first two months of 2020 compared with the same period a year ago. As COVID-19-related travel restrictions in China eased throughout the month of March, sawmilling activity increased and demand for logs improved. Starting March 2, the China Customs Tariff Commission started accepting applications for tariff exclusions on imports of U.S. softwood logs. These exclusions would improve the competitiveness of U.S. logs relative to those imported from other countries. We have experienced minor supply chain disruptions related to the transportation and delivery of export logs to certain locations in Asia and have been actively working to mitigate them. We will continue to monitor potential disruptions in the Asia supply chain going forward.

Our Real Estate & ENR segment is affected by the health of the U.S. economy. According to the Realtors Land Institute (RLI) of the National Association of Realtors, the dollar volume of rural properties sold increased by 2.2 percent in 2019 over 2018, and per acre prices grew 2.1 percent on average. Through RLI’s 2019 Land Market Survey published in January 2020, they expected these trends to continue with prices and volumes of land transactions forecasted to rise 2.2 percent, with timber expected to rise by 1.5 percent in 2020. However, COVID-19-related restrictions have disrupted, and are expected to continue to disrupt, real estate activity as social distancing has curtailed property tours and municipal government closures limit the ability to record transactions.

CONSOLIDATED RESULTS

How We Did First Quarter 2020

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	MARCH 2020	MARCH 2019	2020 VS. 2019
Net sales	$1,728	$1,643	$85
Costs of sales	1,382	1,322	60
Operating income	240	174	66
Net earnings (loss)	150	(289)	439
Earnings (loss) per share, basic and diluted	0.20	(0.39)	0.59

Comparing First Quarter 2020 with First Quarter 2019

Net sales

Net sales increased $85 million – 5 percent – primarily due to a $141 million increase in Wood Products sales to unaffiliated customers attributable to increased sales volumes across most product lines.

This increase was partially offset by a $50 million decrease in Timberlands sales to unaffiliated customers, primarily attributable to decreased sales volumes in the West and North, as well as a $6 million decrease in Real Estate & ENR net sales to unaffiliated customers primarily due to lower natural gas prices and decreased sales of energy right-of-ways.

Costs of sales

Costs of sales increased $60 million – 5 percent – primarily due to increased sales volumes within our Wood Products segment and increases in acres sold and basis per acre sold in our Real Estate & ENR segment. These increases were partially offset by a decrease in sales volumes within our Timberlands segment. Refer to additional analysis of fluctuations within our Timberlands, Real Estate, Energy and Natural Resources and Wood Products discussions below.

Operating income

Operating income increased $66 million – 38 percent – primarily due to:

•	a $27 million decrease in other operating cost, net attributable to a decrease in legal charges and the recognition of a $12 million legal benefit in first quarter 2020;
•	a $25 million increase in consolidated gross margin, as discussed above, and
•	a $14 million decrease in selling, general and administrative expenses.

Net earnings (loss)

Net earnings increased $439 million – 152 percent – primarily due to:

•	a $461 million decrease in non-operating pension and other postretirement benefit costs (refer to Note 7: Pension and Other Postretirement Benefit Plans);

•	a $66 million increase in operating income, as discussed above, and
•	a $22 million decrease in interest expense, net of capitalized interest (refer to Interest Expense).

These changes were partially offset by a $101 million decrease in income tax benefit, from a $104 million benefit in first quarter 2019 to a $3 million benefit in first quarter 2020 (refer to Income Taxes).

TIMBERLANDS

How We Did First Quarter 2020

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2020	MARCH 2019	2020 VS. 2019
Net sales to unaffiliated customers:
Delivered logs:
West	$177	$205	$(28)
South	150	159	(9)
North(1)	17	29	(12)
Subtotal delivered logs sales	344	393	(49)
Stumpage and pay-as-cut timber	5	9	(4)
Recreational and other lease revenue	15	15	—
Other(2)	17	14	3
Subtotal net sales to unaffiliated customers	381	431	(50)
Intersegment sales	122	125	(3)
Total sales	$503	$556	$(53)
Costs of sales	$375	$413	$(38)
Operating income and Net contribution to earnings	$105	$120	$(15)
(1)	In November 2019, we sold our Michigan timberlands.
(2)	Other Timberlands sales include sales of seeds and seedlings from our nursery operations as well as wood chips.

Comparing First Quarter 2020 with First Quarter 2019

Net sales to unaffiliated customers

Net sales to unaffiliated customers decreased $50 million – 12 percent – primarily due to:

•	a $28 million decrease in Western log sales, attributable to a 12 percent decrease in sales volumes, as well as a 2 percent decrease in log prices;
•	a $12 million decrease in Northern log sales, attributable to a 43 percent decrease in sales volumes primarily due to the sale of our Michigan timberlands and
•	a $9 million decrease in Southern log sales, attributable to a 3 percent decrease in log prices, as well as a 3 percent decrease in sales volumes.

Intersegment sales

Intersegment sales decreased $3 million – 2 percent – primarily due to a 7 percent decrease in sales volumes, partially offset by a 4 percent increase in intersegment sales realizations.

Costs of sales

Costs of sales decreased $38 million – 9 percent – primarily due to decreases in sales volumes across all regions, as discussed above.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings decreased $15 million – 13 percent – primarily due to the change in gross margin, as discussed above.

Third-Party Log Sales Volumes and Fee Harvest Volumes

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	MARCH 2020	MARCH 2019	2020 VS. 2019
Third-party log sales – tons:
West(1)	1,684	1,920	(236)
South	4,365	4,499	(134)
North(2)	284	494	(210)
Total	6,333	6,913	(580)
Fee harvest volumes – tons:
West(1)	2,310	2,385	(75)
South	6,130	6,492	(362)
North(2)	386	627	(241)
Total	8,826	9,504	(678)
(1)	Western logs are primarily transacted in thousand board feet (MBF) but are converted to ton equivalents for external reporting purposes.
(2)	In November 2019, we sold our Michigan timberlands.

REAL ESTATE, ENERGY AND NATURAL RESOURCES

How We Did First Quarter 2020

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2020	MARCH 2019	2020 VS. 2019
Net sales:
Real estate	$95	$96	$(1)
Energy and natural resources	17	22	(5)
Total	$112	$118	$(6)
Costs of sales	$70	$56	$14
Net contribution to earnings	$36	$55	$(19)

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

Comparing First Quarter 2020 with First Quarter 2019

Net sales

Net sales decreased $6 million – 5 percent – primarily due to lower natural gas prices, as well as decreased sales of energy right-of-ways.

Costs of sales

Costs of sales increased $14 million – 25 percent – primarily due to increased real estate acres sold, as well as increased basis per acre sold.

Net contribution to earnings

Net contribution to earnings decreased $19 million – 35 percent – primarily due to the decrease in gross margin, as discussed above.

REAL ESTATE SALES STATISTICS

	QUARTER ENDED		AMOUNT OF CHANGE
	MARCH 2020	MARCH 2019	2020 VS. 2019
Acres sold	44,974	38,834	6,140
Average price per acre	$1,992	$2,424	$(432)

WOOD PRODUCTS

How We Did First Quarter 2020

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2020	MARCH 2019	2020 VS. 2019
Net sales:
Structural lumber	$508	$444	$64
Oriented strand board	190	160	30
Engineered solid section	127	116	11
Engineered I-joists	78	70	8
Softwood plywood	39	44	(5)
Medium density fiberboard	44	38	6
Complementary building products	153	137	16
Other products produced(1)	96	85	11
Total	$1,235	$1,094	$141
Costs of sales	$1,040	$967	$73
Operating income and Net contribution to earnings	$134	$69	$65
(1)	Other products produced sales include wood chips, other byproducts and third-party residual log sales from our Canadian Forestlands operations.

Comparing First Quarter 2020 with First Quarter 2019

Net sales

Net sales increased $141 million – 13 percent – primarily due to:

•	a $64 million increase in structural lumber sales attributable to an 8 percent increase in sales volumes, as well as a 6 percent increase in sales realizations;
•	a $30 million increase in oriented strand board sales attributable to a 10 percent increase in sales realizations, as well as a 7 percent increase in sales volumes;
•	a $16 million increase in sales for complementary building products attributable to a 13 percent increase in sales volumes;
•	an $11 million increase in engineered solid section sales attributable to a 13 percent increase in sales volumes, partially offset by a 3 percent decrease in sales realizations;
•	an $11 million increase in sales for other products produced attributable to a 16 percent increase in sales volumes and
•	an $8 million increase in engineered I-joists sales attributable to a 15 percent increase in sales volumes, partially offset by a 2 percent decrease in sales realizations.

Costs of sales

Costs of sales increased $73 million – 8 percent – primarily due to increased sales volumes across most product lines, as discussed above.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings increased $65 million – 94 percent – primarily due to the change in gross margin, as discussed above.

Third-Party Sales Volumes

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS(1)	MARCH 2020	MARCH 2019	2020 VS. 2019
Structural lumber – board feet	1,222	1,133	89
Oriented strand board – square feet (3/8”)	770	717	53
Engineered solid section – cubic feet	5.9	5.2	0.7
Engineered I-joists – lineal feet	47	41	6
Softwood plywood – square feet (3/8”)	113	115	(2)
Medium density fiberboard – square feet (3/4”)	52	44	8
(1)	Sales volumes include sales of internally produced products and products purchased for resale primarily through our distribution business.

PRODUCTION AND OUTSIDE PURCHASE VOLUMES

Outside purchase volumes are primarily purchased for resale through our distribution business. Production volumes are produced for sale through our own sales organizations and through our distribution business. Production of oriented strand board and engineered solid section are also used to manufacture engineered I-joists.

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS	MARCH 2020	MARCH 2019	2020 VS. 2019
Structural lumber – board feet:
Production	1,209	1,145	64
Outside purchase	59	55	4
Total	1,268	1,200	68
Oriented strand board – square feet (3/8”):
Production	777	729	48
Outside purchase	87	81	6
Total	864	810	54
Engineered solid section – cubic feet:
Production	6.1	5.9	0.2
Outside purchase	0.1	0.1	—
Total	6.2	6.0	0.2
Engineered I-joists – lineal feet:
Production	47	44	3
Outside purchase	2	2	—
Total	49	46	3
Softwood plywood – square feet (3/8”):
Production	97	98	(1)
Outside purchase	16	16	—
Total	113	114	(1)
Medium density fiberboard – square feet (3/4"):
Production	56	45	11
Total	56	45	11

UNALLOCATED ITEMS

Unallocated items are gains or charges not related to, or allocated to, an individual operating segment. They include all or a portion of items such as share-based compensation, pension and postretirement costs, elimination of intersegment profit in inventory and LIFO, foreign exchange transaction gains and losses, interest income and other as well as legacy obligations.

Net Charge to Earnings – Unallocated Items

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2020	MARCH 2019	2020 VS. 2019
Unallocated corporate function and variable compensation expense	$(19)	$(19)	$—
Liability classified share-based compensation	10	(4)	14
Foreign exchange loss	(8)	(3)	(5)
Elimination of intersegment profit in inventory and LIFO	(13)	(5)	(8)
Other	(5)	(39)	34
Operating loss	(35)	(70)	35
Non-operating pension and other postretirement benefit costs	(9)	(470)	461
Interest income and other	1	10	(9)
Net charge to earnings	$(43)	$(530)	$487

Comparing First Quarter 2020 with First Quarter 2019

Net charge to earnings decreased $487 million – 92 percent – primarily due to:

•

a $455 million noncash pension settlement charge recorded during first quarter 2019 with no similar activity in 2020 (refer to Note 7: Pension and Other Postretirement Benefit Plans for further information),

•

a $14 million decrease in expense related to liability classified share-based compensation attributable to a decrease in our stock price for the quarter ended March 31, 2020 compared to an increase for the same period in 2019 and

•	a $12 million legal benefit recognized in first quarter 2020.

INTEREST EXPENSE

Our interest expense, net of capitalized interest, was:

●	$85 million for first quarter 2020 and
●	$107 million for first quarter 2019.

Interest expense decreased by $22 million primarily due to a $12 million charge related to the early extinguishment of debt and $4 million of expense on SPE notes in first quarter 2019 with no similar activities in 2020, combined with a decrease in the weighted average interest rate on our debt portfolio.

Refer to Note 9: Long-Term Debt and Line of Credit for further information.

INCOME TAXES

Our provision for income taxes was:

●	a $3 million benefit for first quarter 2020 and
●	a $104 million benefit for first quarter 2019.

Our provision for income taxes is primarily driven by earnings (losses) generated by our TRSs. Our income tax benefit decreased by $101 million compared to first quarter 2019 primarily due to the $110 million tax benefit recognized in the prior year quarter related to our noncash pension settlement charge. Overall performance results for our business segments can be found in Consolidated Results.

Refer to Note 16: Income Taxes and Note 7: Pension and Other Postretirement Benefit Plans for further information.

LIQUIDITY AND CAPITAL RESOURCES

We are committed to maintaining an appropriate capital structure that provides flexibility and enables us to protect the interests of our shareholders and meet our obligations to our lenders, while also maintaining access to all major financial markets.

In light of continued significant uncertainty regarding the duration and magnitude of the effects of the COVID-19 pandemic on our business and our customers, the board of directors has temporarily suspended the quarterly cash dividend to enhance and preserve our liquidity position and financial flexibility. Additional steps that we have recently taken to ensure flexibility and liquidity include the following:

●	reducing 2020 capital expenditures by approximately $90 million;
●	reducing 2020 operating expenses by approximately $55 million;
●	increasing cash on hand by $550 million through a precautionary draw on our revolving credit facility, which expires in January 2025 and has $950 million of capacity remaining;

●

issuing $750 million of 4.00 percent senior notes through a recently completed public bond offering, with the proceeds from the sale of the notes to be used to refinance our outstanding 2021 debt maturities and

●	reducing, through the remainder of the year, salary for the CEO by 30 percent and the senior management team by 10 percent, and reducing fees paid to the board of directors by 20 percent.

We believe we have sufficient liquidity to meet all cash requirements for the foreseeable future.

CASH FROM OPERATIONS

Consolidated net cash from operations was:

●	$86 million for first quarter 2020 and
●	$(14) million for first quarter 2019.

Net cash from operations increased $100 million, primarily due to:

●	increased cash inflows from our business segments;
●

a $50 million decrease in cash paid for income taxes, primarily related to a $21 million cash payment for the resolution of an IRS matter and $20 million of estimated tax and extension payments for foreign taxes in first quarter 2019, and

●

a $19 million decrease in cash paid for interest, primarily related to the early extinguishment of our $500 million 7.38 percent note in first quarter 2019 (refer to Note 9: Long-Term Debt and Line of Credit for further information).

CASH FROM INVESTING ACTIVITIES

Consolidated net cash from investing activities was:

●	$441 million for first quarter 2020 and
●	$212 million for first quarter 2019.

Net cash from investing activities increased $229 million, primarily due to:

●	$145 million of proceeds from the sale of our Montana timberlands and
●	a $109 million increase in proceeds received from variable interest entities.

These increases were partially offset by a $9 million increase in cash used for capital expenditures.

Summary of Capital Spending by Business Segment

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2020	MARCH 2019
Timberlands	$30	$26
Wood Products	38	30
Unallocated Items	—	3
Total	$68	$59

We expect our net capital expenditures for 2020 will be approximately $270 million. The amount we spend on capital expenditures could change.

CASH FROM FINANCING ACTIVITIES

Consolidated net cash from financing activities was:

●	$792 million for first quarter 2020 and
●	$(273) million for first quarter 2019.

Net cash from financing activities increased $1,065 million, primarily due to:

●	a $512 million decrease in cash used for payments of long-term debt,
●	a $500 million increase in net cash received related to borrowings on our line of credit and
●	a $60 million decrease in cash used for share repurchases.

Line of Credit

As of March 31, 2020 and December 31, 2019, we had $550 million and $230 million, respectively, of outstanding borrowings on our $1.5 billion five-year senior unsecured revolving credit facility. This credit facility expires in January 2025.

Refer to Note 9: Long-Term Debt and Line of Credit for further information.

Long-Term Debt

In March 2020, we issued $750 million of 4.00 percent notes due in April 2030. The net proceeds after deducting the discount, underwriting fees, and issuance costs were $732 million. A portion of the proceeds will be used to redeem our outstanding 4.70 percent notes due in March 2021, as discussed below.

In April 2020, we notified holders of our outstanding 4.70 percent notes due in March 2021 that we will redeem the entire aggregate principal amount outstanding in May 2020. The amount of principal outstanding and the book value of the debt were approximately $569 million and $577 million, respectively, as of March 31, 2020. The total redemption price of the notes, exclusive of accrued and unpaid interest, will be approximately $588 million which reflects the make-whole premium due on early redemption.

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

As of March 31, 2020, of our $6.9 billion long-term debt and $550 million line of credit borrowings, only $775 million in borrowings are governed by debt agreements that utilize LIBOR as one of the alternative applicable rates. We therefore do not believe that the discontinuation of LIBOR as a reference rate in our debt agreements will have a material adverse effect on our financial position or materially affect our interest expense.

Debt Covenants

As of March 31, 2020, Weyerhaeuser Company was in compliance with its debt covenants. There have been no significant changes to the debt covenants presented in our 2019 Annual Report on Form 10-K for our existing long-term debt instruments, and we expect to remain in compliance with our debt covenants for the foreseeable future.

Option Exercises

We received cash proceeds from the exercise of stock options of:

●	$6 million for first quarter 2020 and
●	$2 million for first quarter 2019.

Our average stock price was $26.30 and $25.19 for first quarter 2020 and 2019, respectively.

Dividend Payments

We paid cash dividends on common shares of $254 million for both first quarter 2020 and 2019.

Share Repurchases

During first quarter 2020, we did not repurchase shares. During first quarter 2019, we repurchased over 2.3 million common shares for approximately $60 million under the 2019 Repurchase Program. There were no unsettled repurchases as of March 31, 2020 or December 31, 2019. Refer to Note 4: Net Earnings (Loss) Per Share and Share Repurchases for further information.

PERFORMANCE MEASURES

Adjusted EBITDA by Segment

We use adjusted earnings before interest, taxes, depreciation, depletion and amortization (Adjusted EBITDA) as a key performance measure to evaluate the performance of the consolidated company and our business segments. This measure should not be considered in isolation from, and is not intended to represent an alternative to, our results reported in accordance with U.S. generally accepted accounting principles (U.S. GAAP). However, we believe Adjusted EBITDA provides meaningful supplemental information for investors about our operating performance, better facilitates period to period comparisons and is widely used by analysts, lenders, rating agencies and other interested parties.

Our definition of Adjusted EBITDA may be different from similarly titled measures reported by other companies. Adjusted EBITDA, as we define it, is operating income adjusted for depreciation, depletion, amortization, basis of real estate sold and special items.

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2020	MARCH 2019	2020 VS. 2019
Adjusted EBITDA by Segment:
Timberlands	$173	$193	$(20)
Real Estate & ENR	101	106	(5)
Wood Products	184	115	69
	458	414	44
Unallocated Items	(45)	(49)	4
Adjusted EBITDA	$413	$365	$48

We reconcile Adjusted EBITDA to net earnings (loss) for the consolidated company and to operating income (loss) for the business segments, as those are the most directly comparable U.S. GAAP measures for each. The table below reconciles Adjusted EBITDA for the quarter ended March 31, 2020:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$150
Interest expense, net of capitalized interest					85
Income taxes					(3)
Net contribution (charge) to earnings	$105	$36	$134	$(43)	$232
Non-operating pension and other postretirement benefit costs	—	—	—	9	9
Interest income and other	—	—	—	(1)	(1)
Operating income (loss)	105	36	134	(35)	240
Depreciation, depletion and amortization	68	3	50	2	123
Basis of real estate sold	—	62	—	—	62
Special items included in operating income (loss)(1)	—	—	—	(12)	(12)
Adjusted EBITDA	$173	$101	$184	$(45)	$413
(1)	Operating income (loss) includes a pretax special item consisting of a $12 million noncash legal benefit within Unallocated Items.

The table below reconciles Adjusted EBITDA for the quarter ended March 31, 2019:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net loss					$(289)
Interest expense, net of capitalized interest(1)					107
Income taxes					(104)
Net contribution (charge) to earnings	$120	$55	$69	$(530)	$(286)
Non-operating pension and other postretirement benefit costs(2)	—	—	—	470	470
Interest income and other	—	—	—	(10)	(10)
Operating income (loss)	120	55	69	(70)	174
Depreciation, depletion and amortization	73	3	46	1	123
Basis of real estate sold	—	48	—	—	48
Special items included in operating income (loss)(3)	—	—	—	20	20
Adjusted EBITDA	$193	$106	$115	$(49)	$365
(1)	Interest expense, net of capitalized interest includes a pretax special item of $12 million related to a charge for the early extinguishment of debt.
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

Net Earnings and Net Earnings per Diluted Share Before Special Items

We use net earnings before special items and net earnings per diluted share before special items as key performance measures to evaluate the performance of the consolidated company. These measures should not be considered in isolation from, and are not intended to represent an alternative to, our results reported in accordance with U.S. generally accepted accounting principles (U.S. GAAP). However, we believe the measures provide meaningful supplemental information for investors about our operating performance, better facilitate period to period comparisons and are widely used by analysts, lenders, rating agencies and other interested parties.

Net Earnings Before Special Items

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2020	MARCH 2019
Net earnings (loss)	$150	$(289)
Early extinguishment of debt charge	—	9
Legal charge (benefit)	(12)	15
Pension settlement charge	—	345
Net earnings before special items	$138	$80

Net Earnings per Diluted Share Before Special Items

	QUARTER ENDED
	MARCH 2020	MARCH 2019
Net earnings (loss) per diluted share	$0.20	$(0.39)
Early extinguishment of debt charge	—	0.01
Legal charge (benefit)	(0.02)	0.02
Pension settlement charge	—	0.47
Net earnings per diluted share before special items	$0.18	$0.11

CRITICAL ACCOUNTING POLICIES

There have been no significant changes during first quarter 2020 to the critical accounting policies presented in our 2019 Annual Report on Form 10-K.

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

Summary of Long-Term Indebtedness Principal Obligations as of March 31, 2020

DOLLAR AMOUNTS IN MILLIONS	2020	2021(1)	2022	2023	2024	THEREAFTER	TOTAL(2)	FAIR VALUE
Fixed-rate debt	$—	$719	$—	$1,876	$—	$4,074	$6,669	$7,233
Average interest rate	—%	5.60%	—%	4.91%	—%	6.19%	5.77%	N/A
Variable-rate debt(3)	$—	$—	$—	$—	$—	$225	$225	$225
Average interest rate	—%	—%	—%	—%	—%	2.59%	2.59%	N/A
(1)	Includes $569 million of principal outstanding on our 4.70 percent notes due in March 2021 which we will redeem in May 2020.
(2)	Excludes $18 million of unamortized discounts, capitalized debt expense and business combination fair value adjustments.
(3)

Excludes borrowings under our line of credit of $550 million as of March 31, 2020. Our line of credit expires in 2025, at which time all outstanding amounts must be repaid. The timing of the repayment of the current outstanding balance is uncertain. See Note 9: Long-Term Debt and Line of Credit for further information on our line of credit.

Item 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The company’s principal executive officer and principal financial officer have concluded that the company’s disclosure controls and procedures were effective as of March 31, 2020, based on an evaluation of the company’s disclosure controls and procedures as of that date.

CHANGES IN INTERNAL CONTROLS

No changes occurred in the company’s internal control over financial reporting during first quarter 2020 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Refer to Note 11: Legal Proceedings, Commitments and Contingencies.

Item 1A. RISK FACTORS

The following supplements and updates the risk factors in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. If any of the risks discussed below or in our Annual Report on Form 10-K occur, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected.

Homebuilding Market and Economic Risks

We face risks related to COVID-19 and other health epidemics and outbreaks, which may adversely affect our business, results of operations and financial condition.

We face risks related to health epidemics and other outbreaks, including the global outbreak of a novel strain of coronavirus (“COVID-19”). In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. This outbreak has spread widely throughout the United States and other regions of the world. In response, federal, state and local governments in the United States, as well as governments throughout the world, have declared states of emergency and ordered preventative measures to contain and mitigate the spread of the virus. These measures, which include shelter-in-place and similar mandates for individuals and closure or curtailment of many businesses, have caused significant economic disruption as well as disruption and volatility in global capital markets, which could worsen. As a result, there have been adverse effects on the demand for our timber and wood products and disruptions to our supply chain and the manufacturing, distribution and export of our timber and wood products, all of which could worsen in the future. Any one or more of these consequences of COVID-19, as well as other unpredictable events, could materially adversely affect our business, results of operations, cash flows and financial condition. The COVID-19 outbreak continues to rapidly evolve and the extent to which it may further impact our business, results of operations, cash flows and financial condition, as well as our plans and decisions relating to various capital expenditures, other discretionary items and capital allocation priorities, including the timing and amount of the reinstatement of our quarterly dividends to shareholders, will depend on future developments, which are highly uncertain and cannot be predicted with confidence. Such developments include, but are not limited to, the future geographic spread or mutation of COVID-19 or the outbreak of another virulent disease, continuation of or changes in governmental responses to disease outbreak, the duration of disease outbreak, the timing and effectiveness of treatment and testing options, including availability of a vaccine, and consequential restrictions, business disruptions and the effectiveness of responsive actions taken in the United States and other countries to contain the disease. The impact of COVID-19 or other virulent disease may also trigger the occurrence, or exacerbate, other risks discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, any of which could have a material adverse effect on our business, results of operation, cash flows and financial condition.

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

There were no share repurchases during first quarter 2020.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

4.1

Fifth Supplemental Indenture dated as of March 30, 2020 between Weyerhaeuser Company and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank and Chemical Bank), a national banking association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 30, 2020 - Commission File Number 1-4825)

4.2

Officers’ Certificate (including Form of 4.0% Global Note due 2030) dated March 30, 2020, executed by Weyerhaeuser Company, as Issuer (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 30, 2020 - Commission File Number 1-4825), pursuant to the Indenture dated April 1, 1986 (incorporated by reference from the Registration Statement on Form S-3, Registration No. 333-36753)

10.1

Form of Weyerhaeuser Executive Change in Control Agreement, as in effect as of February 14, 2020 (incorporated by reference to Exhibit 10(a) to the Annual Report on Form 10-K for the annual period ended December 31, 2019 – Commission File Number 1-4825)*

10.2

Weyerhaeuser CEO Change in Control Agreement, as in effect as of February 14, 2020 (incorporated by reference to Exhibit 10(b) to the Annual Report on Form 10-K for the annual period ended December 31, 2019 – Commission File Number 1-4825)*

10.3

Form of Weyerhaeuser Executive Severance Agreement, as in effect as of February 14, 2020 (incorporated by reference to Exhibit 10(c) to the Annual Report on Form 10-K for the annual period ended December 31, 2019 – Commission File Number 1-4825)*

10.4

Weyerhaeuser CEO Severance Agreement, as in effect as of February 14, 2020 (incorporated by reference to Exhibit 10(d) to the Annual Report on Form 10-K for the annual period ended December 31, 2019 – Commission File Number 1-4825)*

10.5

Weyerhaeuser Company Amended and Restated Annual Incentive Plan for Salaried Employees (as amended effective February 14, 2020) incorporated by reference to Exhibit 10(u) to the Annual Report on Form 10-K for the annual period ended December 31, 2019 – Commission File Number 1-4825)*

10.6

Revolving Credit Facility Agreement dated as of January 29, 2020, among Weyerhaeuser Company, as Borrower, the lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 29, 2020 - Commission File Number 1-4825)

10.7

Form of Weyerhaeuser Company 2013 Long-Term Incentive Plan Restricted Stock Unit Award Terms and Conditions for Plan Years 2016, 2017, 2018, 2019 and 2020 (incorporated by reference to Exhibit 10(i) to the Annual Report on Form 10-K for the annual period ended December 31, 2017 – Commission File Number 1-4825)*

10.8

Form of Weyerhaeuser Company 2013 Long Term Incentive Plan Performance Share Unit Award Terms and Conditions for Plan Year 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 24, 2020 - Commission File Number 1-4825)*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, has been formatted in Inline XBRL.

* Denotes a management contract or compensatory plan or arrangement.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYERHAEUSER COMPANY
(Registrant)

Date: May 1, 2020	By:	/s/ David M. Wold
David M. Wold
Vice President and Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)