Form 10-Q
period 2020-06-30
WEYERHAEUSER CO
filed 2020-07-31
CIK 106535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

As of July 27, 2020, 746,267 thousand shares of the registrant’s common stock ($1.25 par value) were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	JUNE 2020	JUNE 2019	JUNE 2020	JUNE 2019
Net sales (Note 3)	$1,631	$1,692	$3,359	$3,335
Costs of sales	1,283	1,390	2,665	2,712
Gross margin	348	302	694	623
Selling expenses	18	21	40	42
General and administrative expenses	84	80	158	169
Other operating costs, net (Note 15)	3	15	13	52
Operating income	243	186	483	360
Non-operating pension and other postretirement benefit costs (Note 7)	(10)	(10)	(19)	(480)
Interest income and other	2	6	3	16
Interest expense, net of capitalized interest	(103)	(91)	(188)	(198)
Earnings (loss) before income taxes	132	91	279	(302)
Income taxes (Note 16)	(60)	37	(57)	141
Net earnings (loss)	$72	$128	$222	$(161)

Earnings (loss) per share, basic and diluted (Note 4)	$0.10	$0.17	$0.30	$(0.22)
Weighted average shares outstanding (in thousands) (Note 4):
Basic	746,896	745,486	746,715	746,041
Diluted	746,984	746,232	747,070	746,041

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2020	JUNE 2019	JUNE 2020	JUNE 2019
Net earnings (loss)	$72	$128	$222	$(161)
Other comprehensive income (loss):
Foreign currency translation adjustments	17	11	(25)	25
Changes in unamortized actuarial loss, net of tax expense of $8, $9, $24 and $120	23	29	67	373
Changes in unamortized net prior service credit, net of tax expense of $0, $0, $0 and $0	1	(1)	2	(1)
Total other comprehensive income	41	39	44	397
Total comprehensive income	$113	$167	$266	$236

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PAR VALUE	JUNE 30, 2020	DECEMBER 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$643	$139
Receivables, net	420	309
Receivables for taxes	48	98
Inventories (Note 5)	409	416
Assets held for sale	—	140
Prepaid expenses and other current assets	131	147
Current restricted financial investments held by variable interest entities (Note 6)	—	362
Total current assets	1,651	1,611
Property and equipment, less accumulated depreciation of $3,493 and $3,477	1,958	1,969
Construction in progress	110	130
Timber and timberlands at cost, less depletion	11,780	11,929
Minerals and mineral rights, less depletion	275	281
Deferred tax assets	65	72
Other assets	415	414
Total assets	$16,254	$16,406
LIABILITIES AND EQUITY
Current liabilities:
Borrowings on line of credit (Note 9)	—	230
Accounts payable	199	246
Accrued liabilities (Note 8)	525	530
Total current liabilities	724	1,006
Long-term debt, net (Note 9)	6,299	6,147
Deferred tax liabilities	18	6
Deferred pension and other postretirement benefits (Note 7)	652	693
Other liabilities	359	377
Total liabilities	8,052	8,229
Commitments and contingencies (Note 11)
Equity:
Common shares: $1.25 par value; authorized 1,360 million shares; issued and outstanding: 746,251 thousand shares at June 30, 2020 and 745,300 thousand shares at December 31, 2019	933	932
Other capital	8,166	8,152
Accumulated deficit	(37)	(3)
Accumulated other comprehensive loss (Note 12)	(860)	(904)
Total equity	8,202	8,177
Total liabilities and equity	$16,254	$16,406

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2020	JUNE 2019
Cash flows from operations:
Net earnings (loss)	$222	$(161)
Noncash charges (credits) to earnings (loss):
Depreciation, depletion and amortization	240	247
Basis of real estate sold	96	81
Deferred income taxes, net	(2)	(166)
Pension and other postretirement benefits (Note 7)	37	496
Share-based compensation expense (Note 13)	15	16
Change in:
Receivables, net	(112)	(87)
Receivables and payables for taxes	61	(25)
Inventories	2	(32)
Prepaid expenses and other current assets	5	3
Accounts payable and accrued liabilities	(61)	45
Pension and postretirement benefit contributions and payments	(16)	(27)
Other	(10)	(8)
Net cash from operations	477	382
Cash flows from investing activities:
Capital expenditures for property and equipment	(102)	(112)
Capital expenditures for timberlands reforestation	(32)	(31)
Proceeds from note receivable held by variable interest entities (Note 6)	362	253
Proceeds from sale of Montana timberlands (Note 14)	145	—
Other	3	19
Net cash from investing activities	376	129
Cash flows from financing activities:
Cash dividends on common shares	(254)	(507)
Net proceeds from issuance of long-term debt (Note 9)	732	739
Payments on long-term debt (Note 9)	(588)	(512)
Proceeds from borrowings on line of credit (Note 9)	550	385
Payments on line of credit (Note 9)	(780)	(670)
Proceeds from exercise of stock options	6	4
Repurchases of common shares (Note 4)	—	(60)
Other	(15)	(12)
Net cash from financing activities	(349)	(633)
Net change in cash and cash equivalents	504	(122)
Cash and cash equivalents at beginning of period	139	334
Cash and cash equivalents at end of period	$643	$212
Cash paid (received) during the period for:
Interest, net of amount capitalized of $3 and $2	$178	$187
Income taxes, net of refunds	$1	$51

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	JUNE 2020	JUNE 2019	JUNE 2020	JUNE 2019
Common shares:
Balance at beginning of period	$933	$931	$932	$933
Issued for exercise of stock options and vested restricted stock units	—	—	1	1
Repurchases of common shares (Note 4)	—	—	—	(3)
Balance at end of period	933	931	933	931
Other capital:
Balance at beginning of period	8,159	8,121	8,152	8,172
Issued for exercise of stock options	—	2	6	4
Repurchases of common shares (Note 4)	—	—	—	(57)
Shared-based compensation	8	7	15	16
Other transactions, net	(1)	—	(7)	(5)
Balance at end of period	8,166	8,130	8,166	8,130
Retained earnings (accumulated deficit):
Balance at beginning of period	(109)	543	(3)	1,093
Net earnings (loss)	72	128	222	(161)
Dividends on common shares	—	(253)	(256)	(507)
Adjustments related to accounting pronouncements and other	—	—	—	(7)
Balance at end of period	(37)	418	(37)	418
Accumulated other comprehensive loss:
Balance at beginning of period	(901)	(794)	(904)	(1,152)
Other comprehensive income	41	39	44	397
Balance at end of period (Note 12)	(860)	(755)	(860)	(755)
Total equity:
Balance at end of period	$8,202	$8,724	$8,202	$8,724

Dividends paid per common share	$—	$0.34	$0.34	$0.68

See accompanying Notes to Consolidated Financial Statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE QUARTERS AND YEAR-TO-DATE PERIODS ENDED JUNE 30, 2020 AND 2019

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

NOTE 2: BUSINESS SEGMENTS

We are principally engaged in growing and harvesting timber; manufacturing, distributing and selling products made from trees; maximizing the value of every acre we own through the sale of higher and better use (HBU) properties; and monetizing the value of surface and subsurface assets through leases and royalties. Our business segments are categorized based primarily on products and services which include:

●	Timberlands – Logs, timber, recreational leases and other products;
●	Real Estate & ENR – Real Estate (sales of timberlands) and ENR (rights to explore for and extract hard minerals, construction materials, oil and gas production, wind and solar) and
●	Wood Products – Structural lumber, oriented strand board, engineered wood products and building materials distribution.

A reconciliation of our business segment information to the respective information in the Consolidated Statement of Operations is as follows:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2020	JUNE 2019	JUNE 2020	JUNE 2019
Sales to unaffiliated customers:
Timberlands	$359	$401	$740	$832
Real Estate & ENR	65	81	177	199
Wood Products	1,207	1,210	2,442	2,304
	1,631	1,692	3,359	3,335
Intersegment sales:
Timberlands	121	131	243	256

Total sales	1,752	1,823	3,602	3,591
Intersegment eliminations	(121)	(131)	(243)	(256)
Total	$1,631	$1,692	$3,359	$3,335
Net contribution (charge) to earnings:
Timberlands	$75	$102	$180	$222
Real Estate & ENR	19	35	55	90
Wood Products	159	81	293	150
	253	218	528	462
Unallocated items(1)	(18)	(36)	(61)	(566)
Net contribution (charge) to earnings	235	182	467	(104)
Interest expense, net of capitalized interest	(103)	(91)	(188)	(198)
Earnings (loss) before income taxes	132	91	279	(302)
Income taxes	(60)	37	(57)	141
Net earnings (loss)	$72	$128	$222	$(161)
(1)

Unallocated items are gains or charges not related to, or allocated to, an individual operating segment. They include all or a portion of items such as share-based compensation, pension and postretirement costs, elimination of intersegment profit in inventory and LIFO, foreign exchange transaction gains and losses, interest income and other as well as legacy obligations.

NOTE 3: REVENUE RECOGNITION

A reconciliation of revenue recognized by our major products:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2020	JUNE 2019	JUNE 2020	JUNE 2019
Net sales to unaffiliated customers:
Timberlands segment
Delivered logs:
West
Domestic sales	$71	$104	$158	$205
Export grade sales	108	90	198	194
Subtotal West	179	194	356	399
South	145	156	295	315
North(1)	7	17	24	46
Subtotal delivered logs sales	331	367	675	760
Stumpage and pay-as-cut timber	5	10	10	19
Recreational and other lease revenue	16	15	31	30
Other(2)	7	9	24	23
Net sales attributable to Timberlands segment	359	401	740	832
Real Estate & ENR segment
Real estate	48	59	143	155
Energy and natural resources	17	22	34	44
Net sales attributable to Real Estate & ENR segment	65	81	177	199
Wood Products segment
Structural lumber	538	495	1,046	939
Oriented strand board	179	156	369	316
Engineered solid section	111	134	238	250
Engineered I-joists	70	86	148	156
Softwood plywood	34	44	73	88
Medium density fiberboard	33	45	77	83
Complementary building products	169	167	322	304
Other(3)	73	83	169	168
Net sales attributable to Wood Products segment	1,207	1,210	2,442	2,304
Total net sales	$1,631	$1,692	$3,359	$3,335
(1)	In November 2019, we sold our Michigan timberlands and in March 2020, we sold our Montana timberlands.
(2)	Other Timberlands sales include sales of seeds and seedlings from our nursery operations as well as wood chips.
(3)	Other Wood Products sales include wood chips, other byproducts and third-party residual log sales from our Canadian Forestlands operations.

NOTE 4: NET EARNINGS (LOSS) PER SHARE AND SHARE REPURCHASES

Our basic and diluted earnings (loss) per share were:

●	$0.10 during second quarter 2020 and $0.30 during year-to-date 2020;
●	$0.17 during second quarter 2019 and $(0.22) during year-to-date 2019.

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

	QUARTER ENDED		YEAR-TO-DATE ENDED
SHARES IN THOUSANDS	JUNE 2020	JUNE 2019	JUNE 2020	JUNE 2019
Weighted average common shares outstanding – basic	746,896	745,486	746,715	746,041
Dilutive potential common shares:
Stock options	—	354	169	—
Restricted stock units	38	334	161	—
Performance share units	50	58	25	—
Total effect of outstanding dilutive potential common shares	88	746	355	—
Weighted average common shares outstanding – dilutive	746,984	746,232	747,070	746,041

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

	QUARTER ENDED		YEAR-TO-DATE ENDED
SHARES IN THOUSANDS	JUNE 2020	JUNE 2019	JUNE 2020	JUNE 2019
Stock options	4,676	2,490	4,676	2,848
Restricted stock units	—	—	—	359
Performance share units	1,139	999	1,139	1,074

Share Repurchase Program

On February 7, 2019, our board of directors approved and announced a new share repurchase program (the 2019 Repurchase Program) under which we are authorized to repurchase up to $500 million of outstanding shares. Concurrently, the board terminated the remaining repurchase authorization under the share repurchase program approved by the board in November 2015.

During year-to-date 2020, we did not repurchase shares. During year-to-date 2019, we repurchased over 2.3 million common shares for approximately $60 million under the 2019 Repurchase Program. As of June 30, 2020, we had remaining authorization of approximately $440 million for future share repurchases. All common stock repurchases under the 2019 Repurchase Program were made in open-market transactions.

NOTE 5: INVENTORIES

Inventories include raw materials, work-in-process, finished goods, as well as materials and supplies.

DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2020	DECEMBER 31, 2019
LIFO inventories:
Logs	$13	$19
Lumber, plywood, panels and fiberboard	65	82
Other products	9	10
Moving average cost or FIFO inventories:
Logs	35	28
Lumber, plywood, panels, fiberboard and engineered wood products	86	84
Other products	99	98
Materials and supplies	102	95
Total	$409	$416

LIFO – the last-in, first-out method – applies to major inventory products held at our U.S. locations. The moving average cost method or FIFO – the first-in, first-out method – apply to the balance of our U.S. raw material and product inventories, all material and supply inventories and all foreign inventories.

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

NOTE 7: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The components of net periodic benefit cost are:

	PENSION
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2020	JUNE 2019	JUNE 2020	JUNE 2019
Service cost	$8	$8	$18	$16
Interest cost	34	40	69	83
Expected return on plan assets	(57)	(54)	(116)	(116)
Amortization of actuarial loss	31	28	61	58
Amortization of prior service cost	1	1	2	2
Settlement charge	—	(6)	—	449
Total net periodic benefit cost - pension	$17	$17	$34	$492

	OTHER POSTRETIREMENT BENEFITS
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2020	JUNE 2019	JUNE 2020	JUNE 2019
Interest cost	$1	$1	$2	$3
Amortization of actuarial loss	—	2	1	4
Amortization of prior service credit	—	(2)	—	(3)
Total net periodic benefit cost - other postretirement benefits	$1	$1	$3	$4

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

During second quarter 2020, we recorded an increase to the beginning of the year fair value of the pension assets of $25 million, or less than 1 percent. We also updated our census data that is used to estimate our beginning of the year projected benefit obligation for our pension plans, which resulted in a projected benefit obligation increase of $11 million, or less than 1 percent. The net effect of these updates was a $14 million improvement in funded status as of December 31, 2019. This change in funded status was reflected in our second quarter 2020 Consolidated Balance Sheet.

NOTE 8: ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2020	DECEMBER 31, 2019
Compensation and employee benefit costs	$168	$188
Current portion of lease liabilities	30	33
Customer rebates, volume discounts and deferred income	109	105
Interest	97	98
Taxes payable	41	24
Other	80	82
Total	$525	$530

NOTE 9: LONG-TERM DEBT AND LINE OF CREDIT

In March 2020, we issued $750 million of 4.00 percent notes due in April 2030. The net proceeds after deducting the discount, underwriting fees and issuance costs were $732 million. In May 2020, a portion of the net proceeds was used to redeem our $569 million 4.70 percent notes due in March 2021. A net pretax charge of $11 million was included in “Interest expense, net of capitalized interest” in the Consolidated Statement of Operations in second quarter 2020 for make-whole premiums in connection with the early extinguishment of the $569 million notes, partially offset by the write-off of an unamortized fair value step-up adjustment.

In February 2019, we issued $750 million of 4.00 percent notes due in November 2029. The net proceeds after deducting the discount, underwriting fees and issuance costs were $739 million. In March 2019, a portion of the net proceeds was used to redeem our $500 million 7.38 percent notes due in October 2019. A pretax charge of $12 million was included in "Interest expense, net of capitalized interest" in the Consolidated Statement of Operations in first quarter 2019 for make-whole premiums, unamortized debt issuance costs and unamortized debt discounts in connection with the early extinguishment of the $500 million notes.

In January 2020, we refinanced and extended our $1.5 billion five-year senior unsecured revolving credit facility, which now expires in January 2025. Borrowings are at LIBOR plus a spread or at other interest rates mutually agreed upon between the borrower and the lending banks. We had no outstanding borrowings on our credit facility as of June 30, 2020. As of December 31, 2019, we had $230 million of outstanding borrowings on our credit facility.

NOTE 10: FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values and carrying values of our long-term debt and line of credit consisted of the following:

	JUNE 30, 2020		DECEMBER 31, 2019
DOLLAR AMOUNTS IN MILLIONS	CARRYING VALUE	FAIR VALUE (LEVEL 2)	CARRYING VALUE	FAIR VALUE (LEVEL 2)
Long-term debt (including current maturities) and line of credit:
Fixed rate	$6,074	$7,298	$5,922	$6,986
Variable rate	225	225	455	455
Total debt	$6,299	$7,523	$6,377	$7,441

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

As of June 30, 2020, our total accrual for future estimated remediation costs on active Superfund sites and other sites for which we are potentially responsible was approximately $61 million. These amounts are recorded in "Accrued liabilities" and "Other liabilities" on our Consolidated Balance Sheet.

Asset Retirement Obligations

We have obligations associated with the retirement of tangible long-lived assets consisting primarily of reforestation obligations related to forest management licenses in Canada and obligations to close and cap landfills. Some of our sites have asbestos containing materials. We have met our current legal obligation to identify and manage these materials. In situations where we cannot reasonably determine when asbestos containing materials might be removed from the sites, we have not recorded an accrual because the fair value of the obligation cannot be reasonably estimated. As of June 30, 2020, we had an asset retirement obligation reserve of $32 million. These obligations are recorded in "Accrued liabilities" and "Other liabilities" on our Consolidated Balance Sheet.

NOTE 12: ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in amounts included in our accumulated other comprehensive loss by component are:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2020	JUNE 2019	JUNE 2020	JUNE 2019
Pension(1)
Balance at beginning of period	$(1,084)	$(1,000)	$(1,128)	$(1,343)
Other comprehensive income (loss) before reclassifications	—	10	20	(14)
Amounts reclassified from accumulated other comprehensive loss to earnings(2)	24	18	48	385
Total other comprehensive income	24	28	68	371
Balance at end of period	$(1,060)	$(972)	$(1,060)	$(972)
Other Postretirement Benefits(1)
Balance at beginning of period	$(11)	$(18)	$(12)	$(19)
Amounts reclassified from accumulated other comprehensive loss to earnings(2)	—	—	1	1
Total other comprehensive income	—	—	1	1
Balance at end of period	$(11)	$(18)	$(11)	$(18)
Translation Adjustments and Other
Balance at beginning of period	$194	$224	$236	$210
Translation adjustments	17	11	(25)	25
Total other comprehensive income (loss)	17	11	(25)	25
Balance at end of period	211	235	211	235
Accumulated other comprehensive loss, end of period	$(860)	$(755)	$(860)	$(755)
(1)	Amounts presented are net of tax.
(2)	Amounts of actuarial loss and prior service (cost) credit are components of net periodic benefit cost (credit). See Note 7: Pension and Other Postretirement Benefit Plans.

NOTE 13: SHARE-BASED COMPENSATION

Share-based compensation activity during year-to-date 2020 included the following:

SHARES IN THOUSANDS	GRANTED	VESTED
Restricted stock units (RSUs)	880	737
Performance share units (PSUs)	377	91

A total of 951 thousand shares of common stock were issued as a result of RSU vestings, PSU vestings and stock option exercises.

Restricted Stock Units

The weighted average fair value of the RSUs granted in 2020 was $28.92. The vesting provisions for RSUs granted in 2020 were consistent with prior year grants.

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

Weighted Average Assumptions Used in Estimating the Value of Performance Share Units Granted in 2020

PERFORMANCE SHARE UNITS
Performance period	2/13/2020 – 12/31/2022
Valuation date average stock price(1)	$30.03
Expected dividends	4.50%
Risk-free rate	1.45% – 1.62%
Expected volatility	20.02% – 22.40%
(1)	Calculated as an average of the high and low prices on grant date.

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

NOTE 15: OTHER OPERATING COSTS, NET

Other operating costs, net were comprised of the following:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2020	JUNE 2019	JUNE 2020	JUNE 2019
Foreign exchange losses (gains), net	$(3)	$(2)	$5	$1
Litigation expense, net	6	9	2	34
Product remediation recovery	(8)	—	(8)	—
Research and development expenses	2	2	3	3
Other, net	6	6	11	14
Total other operating costs, net	$3	$15	$13	$52

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

In July 2020, the Internal Revenue Service released final regulations which resolved uncertainties related to our interest expense calculation under the Tax Cuts and Jobs Act of 2017. Previously unrecognized tax benefits associated with this position will be recognized in third quarter 2020, which favorably impacts our receivables for taxes and does not impact our effective tax rate.

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

ECONOMIC AND MARKET CONDITIONS AFFECTING OUR OPERATIONS

Overview

In mid-March, COVID-19 was officially declared a global pandemic by the World Health Organization and a national emergency was declared by the United States. States and municipalities subsequently began to issue shelter-in-place orders and similar mandates requiring those not engaged in essential activities to remain home. The U.S. Department of Homeland Security designated the forest products industry as an "essential critical infrastructure workforce," which recognizes the importance of timber and wood products operations in supporting critical infrastructure and construction projects and the manufacture of important personal hygiene items. In response to the pandemic, we began taking proactive steps in early March to safeguard the health of our employees. These actions include detailed cleaning and disinfecting procedures, strict processes around social distancing and personal hygiene, clear communication with our employees, contractors, vendors and visitors about our safety protocols, comprehensive guidance for response to any COVID-19 diagnoses or exposures in our operations, suspension of all air travel and non-essential meetings, and a directive that employees work from home if feasible.

Based on the timing of the outbreak, the economic effects of the pandemic were less pronounced in the first quarter with a drop in U.S. gross domestic product (GDP) of 5 percent. The effects in the second quarter have been more acute, with U.S. GDP declining 33 percent based on the advance estimate released by the U.S. Bureau of Economic Analysis. In April, the national unemployment rate soared to a record-high of nearly 15 percent driven by the restrictions imposed in response to the pandemic. Unemployment gradually decreased over the following two months to 13 percent in May and 11 percent in June as several states began to reopen their economies and loosen restrictions on certain sectors. Recent spikes in the number of new COVID-19 cases in the U.S. have resulted in many cities and states pausing their reopening plans, and a number of them have reimposed restrictions that had previously been lifted.

Our second quarter 2020 market conditions exceeded expectations, primarily driven by higher than expected pricing for our commodity wood products. This pricing was boosted by strong repair and remodel demand and a stronger-than-expected U.S. housing market. Lumber pricing has been particularly favorable as demand has outpaced supply. However, there is still a great deal of uncertainty as to our market conditions for the second half of the year, which will be influenced by the trajectory of COVID-19 infections and the related impact on economic activity, including changes in the unemployment rate and the nature and extent of future government stimulus.

Business Outlook and COVID-19

The demand for sawlogs within our Timberlands segment is directly affected by domestic production of wood-based building products. The strength of the U.S. housing market, especially new residential construction, strongly affects demand in our Wood Products segment, as does repair and remodeling activity. Our Timberlands segment, specifically the Western region, is also affected by export demand and trade policy. Japanese housing starts are a key driver of export log demand in Japan. The demand for pulpwood from our Timberlands segment is directly affected by the production of pulp, paper and oriented strand board as well as the demand for biofuels, such as pellets made from pulpwood.

Second quarter new residential construction activity decreased significantly compared with the year-ago period. On a seasonally adjusted annual basis, housing starts as reported by the U.S. Census for the second quarter 2020 averaged 1.044 million, a 30 percent decline over first quarter 2020. Single family starts averaged 740 thousand units, a 24 percent decline over first quarter 2020 and a 13 percent decline over second quarter 2019. Multi-family starts averaged 304 thousand units in second quarter 2020, which was 41 percent lower than first quarter 2020 and 26 percent lower than second quarter 2019. However, leading indicators are showing signs of improvement. Sales of newly built, single family homes increased 17 percent in May and 14 percent in June to a seasonally adjusted annual rate of 776 thousand units. Additionally, the National Association of Home Builders Housing Market Index, which measures builder confidence in the market for newly built single family homes in the U.S., reported a 14-point jump to 72 in July.

In repair and remodel markets, do-it-yourself activity related to stay at home orders has bolstered sales at building supply stores, contributing to repair and remodeling demand. According to the Census Bureau Advance Retail Spending report, building material and garden supply store sales increased nearly 13 percent in second quarter 2020 compared with the same quarter a year ago, suggesting a healthy remodeling market during the second quarter.

In U.S. wood product markets, demand and pricing for commodity products declined sharply in April due to the economic impact of COVID-19 but rebounded as the quarter progressed. The Random Lengths Framing Lumber Composite price averaged $407/MBF in second quarter 2020, a 2 percent increase from first quarter 2020. The Oriented Strand Board Composite indicator price decreased slightly, averaging $294/MSF in second quarter 2020, a 2 percent decline from first quarter 2020. To date, third quarter benchmark pricing for lumber and oriented strand board is substantially higher than the second quarter average. At the outset of the second quarter, in response to changes in end-market demand we announced we would reduce operating capacity by 20 percent for lumber, 15 percent for oriented strand board and 15 to 25 percent for engineered wood products through a combination of temporary mill curtailments and reduced shift postures. As the quarter progressed, we increased operating rates across most product lines in response to improving market conditions. We will continue to dynamically adjust as market conditions evolve.

In Western log markets, Douglas fir sawlog prices decreased 5 percent in second quarter 2020 compared with first quarter 2020 as reported by RISI Log Lines. In the South, delivered sawlog prices remained flat compared with first quarter 2020 with less than a one percent change in price as reported by TimberMart-South. In light of the economic effects of the COVID-19 pandemic, we continue to expect our full year Southern timber harvest volumes will be approximately 10 percent below 2019 harvest levels.

Exchange rates, available supply from other countries and trade policy affect our export businesses. In Japan, total housing starts year to date through May 2020 declined 11 percent compared to the previous period in 2019. A comparable decline was observed for the key Post and Beam segment. The decline in year over year housing starts is likely due to an increase in the consumption tax which came into effect in October 2019, as well as the impacts of the COVID-19 pandemic.

Export log prices to China increased by 5 percent on average in second quarter 2020 over first quarter 2020, as reported by RISI Log Lines. Chinese economic activity improved and log demand increased in the second quarter as COVID-19 restrictions eased. Log supply at China’s main ocean ports was lower in second quarter compared to first quarter as shipment volumes from New Zealand and Europe were affected by COVID-19 related events. This resulted in higher Chinese demand for U.S. Western logs in the second quarter compared with the first.

Our Real Estate & ENR segment is affected by the health of the U.S. economy. According to the Realtors Land Institute (RLI) of the National Association of Realtors, the dollar volume of rural properties sold increased by 2.2 percent in 2019 over 2018, and per acre prices grew 2.1 percent on average. Based on RLI’s 2019 Land Market Survey published in January 2020, these trends are expected to continue with prices and volumes of land transactions forecasted to rise 2.2 percent and timberland sales expected to rise 1.5 percent in 2020. Demand for rural properties has remained solid in 2020, although COVID-19-related restrictions are delaying the financing and closing of some land transactions.

CONSOLIDATED RESULTS

How We Did Second Quarter 2020 and Year-to-Date 2020

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	JUNE 2020	JUNE 2019	2020 VS. 2019	JUNE 2020	JUNE 2019	2020 VS. 2019
Net sales	$1,631	$1,692	$(61)	$3,359	$3,335	$24
Costs of sales	1,283	1,390	(107)	2,665	2,712	(47)
Operating income	243	186	57	483	360	123
Net earnings (loss)	72	128	(56)	222	(161)	383
Earnings (loss) per share, basic and diluted	0.10	0.17	(0.07)	0.30	(0.22)	0.52

Comparing Second Quarter 2020 with Second Quarter 2019

Net sales

Net sales decreased $61 million – 4 percent – primarily due to:

●	a $42 million decrease in Timberlands sales to unaffiliated customers primarily due to decreased sales volumes across all regions;
●	a $16 million decrease in Real Estate & ENR net sales to unaffiliated customers primarily due to decreased real estate acres sold and
●	a $3 million decrease in Wood Products sales to unaffiliated customers attributable to decreased sales volumes across most product lines.

Costs of sales

Costs of sales decreased $107 million – 8 percent – primarily due to decreased sales volumes within our Wood Products segment and decreased log sales volumes within our Timberlands segment. Refer to additional analysis of fluctuations within our Timberlands and Wood Products discussions below.

Operating income

Operating income increased $57 million – 31 percent – primarily due to:

●	a $46 million increase in consolidated gross margin (see discussion of components above) and
●	a $12 million decrease in other operating costs, net primarily attributable to an $8 million product remediation insurance recovery recorded in second quarter 2020, with no similar activity in 2019.

Net earnings (loss)

Net earnings decreased $56 million – 44 percent – primarily due to:

●	a $97 million increase in income tax expense, from a $37 million benefit in second quarter 2019 to a $60 million expense in second quarter 2020 (refer to Income Taxes) and
●	a $12 million increase in interest expense (refer to Interest Expense).

These changes were partially offset by the $57 million increase in operating income, as discussed above.

Comparing Year-to-Date 2020 with Year-to-Date 2019

Net sales

Net sales increased $24 million – 1 percent – primarily due to a $138 million increase in Wood Products sales to unaffiliated customers attributable to increased sales volumes and sales realizations for our structural lumber and oriented strand board products.

This increase was partially offset by a $92 million decrease in Timberlands sales to unaffiliated customers, primarily attributable to decreased sales volumes in the West and North, as well as a $22 million decrease in Real Estate & ENR net sales to unaffiliated customers primarily due to decreased real estate acres sold.

Costs of sales

Costs of sales decreased $47 million – 2 percent – primarily due to decreased log sales volumes within our Timberlands segment. This decrease was partially offset by an increase in our basis per real estate acre sold within our Real Estate & ENR segment. Refer to additional analysis of fluctuations within our Timberlands, Real Estate, Energy and Natural Resources and Wood Products discussions below.

Operating income

Operating income increased $123 million – 34 percent – primarily due to:

●	a $71 million increase in consolidated gross margin (see discussion of components above);
●

a $39 million decrease in other operating costs, net attributable to a decrease in legal charges, the recognition of a $12 million legal benefit in first quarter 2020, as well as an $8 million product remediation insurance recovery in second quarter 2020 and

●	an $11 million decrease in selling, general and administrative expenses.

Net earnings (loss)

Net earnings increased $383 million – 238 percent – primarily due to:

●	a $461 million decrease in non-operating pension and other postretirement benefit costs (refer to Note 7: Pension and Other Postretirement Benefit Plans) and
●	a $123 million increase in operating income, as discussed above.

These changes were partially offset by a $198 million increase in income tax expense, from a $141 million benefit for year-to-date 2019 to a $57 million income tax charge for year-to-date 2020.

TIMBERLANDS

How We Did Second Quarter 2020 and Year-to-Date 2020

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2020	JUNE 2019	2020 VS. 2019	JUNE 2020	JUNE 2019	2020 VS. 2019
Net sales to unaffiliated customers:
Delivered logs:
West	$179	$194	$(15)	$356	$399	$(43)
South	145	156	(11)	295	315	(20)
North(1)	7	17	(10)	24	46	(22)
Subtotal delivered logs sales	331	367	(36)	675	760	(85)
Stumpage and pay-as-cut timber	5	10	(5)	10	19	(9)
Recreational and other lease revenue	16	15	1	31	30	1
Other(2)	7	9	(2)	24	23	1
Subtotal net sales to unaffiliated customers	359	401	(42)	740	832	(92)
Intersegment sales	121	131	(10)	243	256	(13)
Total sales	$480	$532	$(52)	$983	$1,088	$(105)
Costs of sales	$383	$405	$(22)	$758	$818	$(60)
Operating income and Net contribution to earnings	$75	$102	$(27)	$180	$222	$(42)
(1)	In November 2019, we sold our Michigan timberlands and in March 2020, we sold our Montana timberlands.
(2)	Other Timberlands sales include sales of seeds and seedlings from our nursery operations as well as wood chips.

Comparing Second Quarter 2020 with Second Quarter 2019

Net sales to unaffiliated customers

Net sales to unaffiliated customers decreased $42 million – 10 percent – primarily due to:

●	a $15 million decrease in Western log sales, attributable to an 8 percent decrease in sales volumes;
●	an $11 million decrease in Southern log sales, attributable to a 5 percent decrease in log sales realizations, as well as a 2 percent decrease in sales volumes and
●	a $10 million decrease in Northern log sales, attributable to a 57 percent decrease in sales volumes due to the sales of our Michigan and Montana timberlands.

Intersegment sales

Intersegment sales decreased $10 million – 8 percent – primarily due to a 5 percent decrease in intersegment log sales volumes, as well as a 3 percent decrease in intersegment log sales realizations.

Costs of sales

Costs of sales decreased $22 million – 5 percent – primarily due to a decrease in log sales volumes across all regions, as discussed above.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings decreased $27 million – 26 percent – primarily due to the change in the components of gross margin, as discussed above.

Comparing Year-to-Date 2020 with Year-to-Date 2019

Net sales to unaffiliated customers

Net sales to unaffiliated customers decreased $92 million – 11 percent – primarily due to:

●	a $43 million decrease in Western log sales, attributable to a 10 percent decrease in sales volumes;
●	a $22 million decrease in Northern log sales, attributable to a 48 percent decrease in sales volumes due to the sales of our Michigan and Montana timberlands and
●	a $20 million decrease in Southern log sales, attributable to a 4 percent decrease in sales realizations, as well as a 3 percent decrease in sales volumes.

Intersegment sales

Intersegment sales decreased $13 million – 5 percent – primarily due to a 6 percent decrease in intersegment log sales volumes.

Costs of sales

Costs of sales decreased $60 million – 7 percent – primarily due to a decrease in log sales volumes across all regions, as discussed above.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings decreased $42 million – 19 percent – primarily due to the change in the components of gross margin, as discussed above.

Third-Party Log Sales Volumes and Fee Harvest Volumes

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	JUNE 2020	JUNE 2019	2020 VS. 2019	JUNE 2020	JUNE 2019	2020 VS. 2019
Third-party log sales – tons:
West(1)	1,714	1,864	(150)	3,398	3,784	(386)
South	4,307	4,400	(93)	8,672	8,899	(227)
North(2)	113	263	(150)	397	757	(360)
Total	6,134	6,527	(393)	12,467	13,440	(973)
Fee harvest volumes – tons:
West(1)	2,236	2,455	(219)	4,546	4,840	(294)
South	5,914	6,367	(453)	12,044	12,859	(815)
North(2)	194	378	(184)	580	1,005	(425)
Total	8,344	9,200	(856)	17,170	18,704	(1,534)
(1)	Western logs are primarily transacted in thousand board feet (MBF) but are converted to ton equivalents for external reporting purposes.
(2)	In November 2019, we sold our Michigan timberlands and in March 2020, we sold our Montana timberlands.

REAL ESTATE, ENERGY AND NATURAL RESOURCES

How We Did Second Quarter 2020 and Year-to-Date 2020

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2020	JUNE 2019	2020 VS. 2019	JUNE 2020	JUNE 2019	2020 VS. 2019
Net sales:
Real estate	$48	$59	$(11)	$143	$155	$(12)
Energy and natural resources	17	22	(5)	34	44	(10)
Total	$65	$81	$(16)	$177	$199	$(22)
Costs of sales	$40	$39	$1	$110	$95	$15
Net contribution to earnings	$19	$35	$(16)	$55	$90	$(35)

The volume of real estate sales is a function of many factors, including the general state of the economy, demand in local real estate markets, the ability of buyers to obtain financing, the number of competing properties listed for sale, the seasonal nature of sales (particularly in the northern states), the plans of adjacent landowners, our expectation of future price appreciation, the timing of harvesting activities, and the availability of government and not-for-profit funding. In any period, the average sales price per acre will vary based on the location and physical characteristics of parcels sold.

Comparing Second Quarter 2020 with Second Quarter 2019

Net sales

Net sales decreased $16 million – 20 percent – primarily due to decreased real estate acres sold.

Costs of sales

Costs of sales increased $1 million – 3 percent – primarily due to increased basis per real estate acre sold, partially offset by decreased real estate acres sold.

Net contribution to earnings

Net contribution to earnings decreased $16 million – 46 percent – primarily due to the change in the components of gross margin, as discussed above.

Comparing Year-to-Date 2020 with Year-to-Date 2019

Net sales

Net sales decreased $22 million – 11 percent – primarily due to decreased real estate acres sold.

Costs of sales

Costs of sales increased $15 million – 16 percent – primarily due to increased basis per real estate acre sold, partially offset by decreased real estate acres sold.

Net contribution to earnings

Net contribution to earnings decreased $35 million – 39 percent – primarily due to the change in the components of gross margin, as discussed above.

REAL ESTATE SALES STATISTICS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
	JUNE 2020	JUNE 2019	2020 VS. 2019	JUNE 2020	JUNE 2019	2020 VS. 2019
Acres sold	31,337	47,031	(15,694)	76,310	85,865	(9,555)
Average price per acre	$1,501	$1,063	$438	$1,790	$1,678	$112

WOOD PRODUCTS

How We Did Second Quarter 2020 and Year-to-Date 2020

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2020	JUNE 2019	2020 VS. 2019	JUNE 2020	JUNE 2019	2020 VS. 2019
Net sales:
Structural lumber	$538	$495	$43	$1,046	$939	$107
Oriented strand board	179	156	23	369	316	53
Engineered solid section	111	134	(23)	238	250	(12)
Engineered I-joists	70	86	(16)	148	156	(8)
Softwood plywood	34	44	(10)	73	88	(15)
Medium density fiberboard	33	45	(12)	77	83	(6)
Complementary building products	169	167	2	322	304	18
Other products produced(1)	73	83	(10)	169	168	1
Total	$1,207	$1,210	$(3)	$2,442	$2,304	$138
Costs of sales	$997	$1,070	$(73)	$2,037	$2,037	$—
Operating income and Net contribution to earnings	$159	$81	$78	$293	$150	$143
(1)	Other products produced sales include wood chips, other byproducts and third-party residual log sales from our Canadian Forestlands operations.

Comparing Second Quarter 2020 with Second Quarter 2019

Net sales

Net sales decreased $3 million – less than 1 percent – primarily due to:

●	a $23 million decrease in engineered solid section sales attributable to a 15 percent decrease in sales volumes, as well as a 3 percent decrease in sales realizations;
●	a $16 million decrease in engineered I-joists sales attributable to a 19 percent decrease in sales volumes;
●	a $12 million decrease in medium density fiberboard sales attributable to a 27 percent decrease in sales volumes;
●	a $10 million decrease in softwood plywood sales attributable to a 17 percent decrease in sales volumes, as well as a 6 percent decrease in sales realizations and
●	a $10 million decrease in other products produced attributable to a decrease in residual log sales volumes, as well as a decrease in chips sales volumes.

These decreases were partially offset by a $43 million increase in sales for structural lumber and a $23 million increase in sales for oriented strand board.

Costs of sales

Costs of sales decreased $73 million – 7 percent – primarily due to lower sales volumes across most product lines, as discussed above.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings increased $78 million – 96 percent – primarily due to the change in the components of gross margin, as discussed above.

Comparing Year-to-Date 2020 with Year-to-Date 2019

Net sales

Net sales increased $138 million – 6 percent – primarily due to:

●	a $107 million increase in structural lumber sales attributable to a 10 percent increase in sales realizations, as well as a 2 percent increase in sales volumes and
●	a $53 million increase in oriented strand board sales attributable to a 12 percent increase in sales realizations, as well as a 5 percent increase in sales volumes.

These increases were partially offset by a $15 million decrease in sales for softwood plywood and a $12 million decrease in sales for engineered solid section.

Costs of sales

Costs of sales remained consistent primarily due to a minimal 2 percent increase in total sales volumes.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings increased $143 million – 95 percent – primarily due to the change in the components of gross margin, as discussed above.

Third-Party Sales Volumes

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS(1)	JUNE 2020	JUNE 2019	2020 VS. 2019	JUNE 2020	JUNE 2019	2020 VS. 2019
Structural lumber – board feet	1,225	1,274	(49)	2,447	2,407	40
Oriented strand board – square feet (3/8”)	747	733	14	1,517	1,450	67
Engineered solid section – cubic feet	5.2	6.1	(0.9)	11.1	11.3	(0.2)
Engineered I-joists – lineal feet	42	52	(10)	89	93	(4)
Softwood plywood – square feet (3/8”)	95	115	(20)	208	230	(22)
Medium density fiberboard – square feet (3/4”)	40	55	(15)	92	99	(7)
(1)	Sales volumes include sales of internally produced products and products purchased for resale primarily through our distribution business.

PRODUCTION AND OUTSIDE PURCHASE VOLUMES

Outside purchase volumes are primarily purchased for resale through our distribution business. Production volumes are produced for sale through our own sales organizations and through our distribution business. Production of oriented strand board and engineered solid section are also used to manufacture engineered I-joists.

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS	JUNE 2020	JUNE 2019	2020 VS. 2019	JUNE 2020	JUNE 2019	2020 VS. 2019
Structural lumber – board feet:
Production	1,108	1,193	(85)	2,317	2,338	(21)
Outside purchase	51	58	(7)	110	113	(3)
Total	1,159	1,251	(92)	2,427	2,451	(24)
Oriented strand board – square feet (3/8”):
Production	742	736	6	1,519	1,465	54
Outside purchase	64	88	(24)	151	169	(18)
Total	806	824	(18)	1,670	1,634	36
Engineered solid section – cubic feet:
Production	5.3	6.0	(0.7)	11.4	11.9	(0.5)
Outside purchase	0.1	0.2	(0.1)	0.3	0.2	0.1
Total	5.4	6.2	(0.8)	11.7	12.1	(0.4)
Engineered I-joists – lineal feet:
Production	38	47	(9)	85	91	(6)
Outside purchase	3	3	—	5	5	—
Total	41	50	(9)	90	96	(6)
Softwood plywood – square feet (3/8”):
Production	76	104	(28)	173	202	(29)
Outside purchase	14	19	(5)	30	35	(5)
Total	90	123	(33)	203	237	(34)
Medium density fiberboard – square feet (3/4"):
Production	35	61	(26)	91	106	(15)
Total	35	61	(26)	91	106	(15)

UNALLOCATED ITEMS

Unallocated items are gains or charges not related to, or allocated to, an individual operating segment. They include all or a portion of items such as share-based compensation, pension and postretirement costs, elimination of intersegment profit in inventory and LIFO, foreign exchange transaction gains and losses, interest income and other as well as legacy obligations.

Net Charge to Earnings – Unallocated Items

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2020	JUNE 2019	2020 VS. 2019	JUNE 2020	JUNE 2019	2020 VS. 2019
Unallocated corporate function and variable compensation expense	$(23)	$(12)	$(11)	$(42)	$(31)	$(11)
Liability classified share-based compensation	(4)	—	(4)	6	(4)	10
Foreign exchange gain (loss)	3	2	1	(5)	(1)	(4)
Elimination of intersegment profit in inventory and LIFO	18	(5)	23	5	(10)	15
Other	(4)	(17)	13	(9)	(56)	47
Operating loss	(10)	(32)	22	(45)	(102)	57
Non-operating pension and other postretirement benefit costs	(10)	(10)	—	(19)	(480)	461
Interest income and other	2	6	(4)	3	16	(13)
Net charge to earnings	$(18)	$(36)	$18	$(61)	$(566)	$505

Comparing Second Quarter 2020 with Second Quarter 2019

Net charge to earnings decreased $18 million – 50 percent – primarily due to a $23 million increase in elimination of intersegment profit in inventory and LIFO.

Comparing Year-to-Date 2020 with Year-to-Date 2019

Net charge to earnings decreased $505 million – 89 percent – primarily due to:

●

a $449 million noncash pension settlement charge recorded during year-to-date 2019, with no similar activity in 2020 (refer to Note 7: Pension and Other Postretirement Benefit Plans for further information);

●	a $15 million increase in elimination of intersegment profit in inventory and LIFO;
●	a $12 million legal benefit recognized during year-to-date 2020 and
●

a $10 million decrease in expense related to liability classified share-based compensation attributable to a decrease in our stock price for the year-to-date period ended June 30, 2020 compared to an increase for the same period in 2019.

INTEREST EXPENSE

Our interest expense, net of capitalized interest, was:

●	$103 million for second quarter 2020 and $188 million year-to-date 2020;
●	$91 million for second quarter 2019 and $198 million year-to-date 2019.

Interest expense increased by $12 million compared to second quarter 2019 primarily due to an $11 million net charge related to the early extinguishment of debt recorded in second quarter 2020.

Interest expense decreased by $10 million compared to year-to-date 2019 primarily due to $8 million of expense on SPE notes recorded during year-to-date 2019, with no similar activity in 2020.

Refer to Note 9: Long-Term Debt and Line of Credit for further information.

INCOME TAXES

Our provision for income taxes was:

●	a $60 million expense for second quarter 2020 and a $57 million expense year-to-date 2020;
●	a $37 million benefit for second quarter 2019 and a $141 million benefit year-to-date 2019.

Our provision for income taxes is primarily driven by earnings (losses) generated by our TRSs. Income tax expense increased by $198 million compared to year-to-date 2019 primarily due to the $109 million tax benefit recognized in 2019 related to our noncash pension settlement charge and stronger current year-to-date earnings. Overall performance results for our business segments can be found in Consolidated Results.

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

In light of the significant uncertainty regarding the duration and magnitude of the effects of the COVID-19 pandemic on our business and our customers, in May 2020 the board of directors temporarily suspended the quarterly cash dividend to enhance and preserve our liquidity position and financial flexibility. The board will continue to evaluate opportunities to reinitiate the quarterly cash dividend based on factors including the company’s cash flow, liquidity, leverage, customer demand, market conditions and the broader macroeconomic environment. Additional steps that we have taken to ensure flexibility and liquidity include the following:

●	reducing 2020 capital expenditures by approximately $90 million;
●	reducing 2020 operating expenses by approximately $55 million;
●	issuing $750 million of 4.00 percent senior notes through a public bond offering and
●	reducing, through the remainder of the year, salary for the CEO by 30 percent and the senior management team by 10 percent, and reducing fees paid to the board of directors by 20 percent.

In addition to the steps taken above, we also have $1.5 billion of availability on our line of credit, which expires in January 2025. We believe we have sufficient liquidity to meet all cash requirements for the foreseeable future.

CASH FROM OPERATIONS

Consolidated net cash from operations was:

●	$477 million for year-to-date 2020 and
●	$382 million for year-to-date 2019.

Net cash from operations increased $95 million, primarily due to:

●	increased cash inflows from our business segments and
●

a $50 million decrease in cash paid for income taxes, primarily related to a $21 million cash payment for the resolution of an IRS matter and $20 million of estimated tax and extension payments for foreign taxes for year-to-date 2019.

These increases in net cash were partially offset by increased cash used in working capital changes.

CASH FROM INVESTING ACTIVITIES

Consolidated net cash from investing activities was:

●	$376 million for year-to-date 2020 and
●	$129 million for year-to-date 2019.

Net cash from investing activities increased $247 million, primarily due to:

●	$145 million of proceeds from the sale of our Montana timberlands during first quarter 2020 and
●	a $109 million increase in proceeds received from variable interest entities.

Summary of Capital Spending by Business Segment

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2020	JUNE 2019
Timberlands	$51	$51
Wood Products	83	83
Unallocated Items	—	9
Total	$134	$143

We expect our net capital expenditures for 2020 will be approximately $270 million. The amount we spend on capital expenditures could change.

CASH FROM FINANCING ACTIVITIES

Consolidated net cash from financing activities was:

●	$(349) million for year-to-date 2020 and
●	$(633) million for year-to-date 2019.

Net cash from financing activities increased $284 million, primarily due to:

●	a $253 million decrease in cash paid for dividends;
●	a $60 million decrease in cash used for share repurchases and
●	a $55 million decrease in net cash payments related to borrowings on our line of credit.

These changes were partially offset by a $76 million increase in cash used for payments on long-term debt.

Line of Credit

We had no outstanding borrowings on our credit facility as of June 30, 2020. As of December 31, 2019, we had $230 million of outstanding borrowings on our $1.5 billion five-year senior unsecured revolving credit facility. This credit facility expires in January 2025.

Refer to Note 9: Long-Term Debt and Line of Credit for further information.

Long-Term Debt

In March 2020, we issued $750 million of 4.00 percent notes due in April 2030. The net proceeds after deducting the discount, underwriting fees and issuance costs were $732 million. In May 2020, a portion of the net proceeds was used to redeem our $569 million 4.70 percent notes due in March 2021.

In February 2019, we issued $750 million of 4.00 percent notes due in November 2029. The net proceeds after deducting the discount, underwriting fees, and issuance costs were $739 million. In March 2019, a portion of the net proceeds was used to redeem our outstanding $500 million 7.38 percent notes due in October 2019.

Refer to Note 9: Long-Term Debt and Line of Credit for further information.

Our revolving credit agreement and our term loan agreement utilize the London Inter-bank Offered Rate (LIBOR) as a basis for one of the interest rate options available to the company to apply to outstanding borrowings. LIBOR is expected to be discontinued at some point during 2021, and we are closely monitoring ongoing market developments in the identification or creation of a widely accepted replacement rate. We have included provisions in our new revolving credit agreement that specifically contemplate the transition from LIBOR to a replacement benchmark rate. In July 2020, we amended our term loan agreement primarily to include provisions that address the future discontinuance of LIBOR and set forth the process for transition to an alternate benchmark rate.

As of June 30, 2020, of our $6.3 billion of long-term debt, only $225 million in term loan borrowings are governed by debt agreements that utilize LIBOR as one of the alternative applicable rates. We therefore do not believe that the discontinuation of LIBOR as a reference rate in our debt agreements will have a material adverse effect on our financial position or materially affect our interest expense.

Debt Covenants

As of June 30, 2020, Weyerhaeuser Company was in compliance with its debt covenants. There have been no significant changes to the debt covenants presented in our 2019 Annual Report on Form 10-K for our existing long-term debt instruments, and we expect to remain in compliance with our debt covenants for the foreseeable future.

Option Exercises

We received cash proceeds from the exercise of stock options of:

●	$6 million for year-to-date 2020 and
●	$4 million for year-to-date 2019.

Our average stock price was $23.24 and $25.30 for year-to-date 2020 and 2019, respectively.

Dividend Payments

We paid cash dividends on common shares of:

●	$254 million for year-to-date 2020 and
●	$507 million for year-to-date 2019.

This decrease in dividends paid is due to the temporary suspension of the quarterly dividend that was announced in second quarter 2020.

Share Repurchases

During year-to-date 2020, we did not repurchase shares. During year-to-date 2019, we repurchased over 2.3 million common shares for approximately $60 million under the 2019 Repurchase Program. There were no unsettled repurchases as of June 30, 2020 or December 31, 2019. Refer to Note 4: Net Earnings (Loss) Per Share and Share Repurchases for further information.

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

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2020	JUNE 2019	2020 VS. 2019	JUNE 2020	JUNE 2019	2020 VS. 2019
Adjusted EBITDA by Segment:
Timberlands	$140	$175	$(35)	$313	$368	$(55)
Real Estate & ENR	57	71	(14)	158	177	(19)
Wood Products	198	128	70	382	243	139
	395	374	21	853	788	65
Unallocated Items	(9)	(31)	22	(54)	(80)	26
Adjusted EBITDA	$386	$343	$43	$799	$708	$91

We reconcile Adjusted EBITDA to net earnings (loss) for the consolidated company and to operating income (loss) for the business segments, as those are the most directly comparable U.S. GAAP measures for each.

The table below reconciles Adjusted EBITDA for the quarter ended June 30, 2020:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$72
Interest expense, net of capitalized interest(1)					103
Income taxes					60
Net contribution (charge) to earnings	$75	$19	$159	$(18)	$235
Non-operating pension and other postretirement benefit costs	—	—	—	10	10
Interest income and other	—	—	—	(2)	(2)
Operating income (loss)	75	19	159	(10)	243
Depreciation, depletion and amortization	65	4	47	1	117
Basis of real estate sold	—	34	—	—	34
Special items included in operating income (loss)(2)	—	—	(8)	—	(8)
Adjusted EBITDA	$140	$57	$198	$(9)	$386
(1)	Interest expense, net of capitalized interest includes a pretax special item of $11 million related to a net charge for the early extinguishment of debt.
(2)	Operating income (loss) includes a pretax special item consisting of an $8 million product remediation insurance recovery.

The table below reconciles Adjusted EBITDA for the quarter ended June 30, 2019:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$128
Interest expense, net of capitalized interest					91
Income taxes					(37)
Net contribution (charge) to earnings	$102	$35	$81	$(36)	$182
Non-operating pension and other postretirement benefit costs(1)	—	—	—	10	10
Interest income and other	—	—	—	(6)	(6)
Operating income (loss)	102	35	81	(32)	186
Depreciation, depletion and amortization	73	3	47	1	124
Basis of real estate sold	—	33	—	—	33
Adjusted EBITDA	$175	$71	$128	$(31)	$343
(1)

Non-operating pension and other postretirement benefit costs includes a pretax special item consisting of a $6 million benefit from finalizing the noncash settlement charge incurred in first quarter 2019 related to the transfer of pension assets and liabilities through the purchase of a group annuity contract.

The table below reconciles Adjusted EBITDA for the year-to-date period ended June 30, 2020:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$222
Interest expense, net of capitalized interest(1)					188
Income taxes					57
Net contribution (charge) to earnings	$180	$55	$293	$(61)	$467
Non-operating pension and other postretirement benefit costs	—	—	—	19	19
Interest income and other	—	—	—	(3)	(3)
Operating income (loss)	180	55	293	(45)	483
Depreciation, depletion and amortization	133	7	97	3	240
Basis of real estate sold	—	96	—	—	96
Special items included in operating income (loss)(2)	—	—	(8)	(12)	(20)
Adjusted EBITDA	$313	$158	$382	$(54)	$799
(1)	Interest expense, net of capitalized interest includes a pretax special item of $11 million related to a net charge for the early extinguishment of debt.
(2)

Operating income (loss) includes pretax special items consisting of a $12 million noncash legal benefit within Unallocated Items and an $8 million product remediation insurance recovery within Wood Products.

The table below reconciles Adjusted EBITDA for the year-to-date period ended June 30, 2019:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net loss					$(161)
Interest expense, net of capitalized interest(1)					198
Income taxes					(141)
Net contribution (charge) to earnings (loss)	$222	$90	$150	$(566)	$(104)
Non-operating pension and other postretirement benefit costs(2)	—	—	—	480	480
Interest income and other	—	—	—	(16)	(16)
Operating income (loss)	222	90	150	(102)	360
Depreciation, depletion and amortization	146	6	93	2	247
Basis of real estate sold	—	81	—	—	81
Special items included in operating income (loss)(3)	—	—	—	20	20
Adjusted EBITDA	$368	$177	$243	$(80)	$708
(1)	Interest expense, net of capitalized interest includes a pretax special item of $12 million related to a charge for the early extinguishment of debt.
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

Net Earnings Before Special Items

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2020	JUNE 2019	JUNE 2020	JUNE 2019
Net earnings (loss)	$72	$128	$222	$(161)
Early extinguishment of debt charges	11	—	11	9
Legal charge (benefit)	—	—	(12)	15
Pension settlement charges	—	(5)	—	340
Product remediation recovery	(6)	—	(6)	—
Net earnings before special items	$77	$123	$215	$203

Net Earnings per Diluted Share Before Special Items

	QUARTER ENDED		YEAR-TO-DATE ENDED
	JUNE 2020	JUNE 2019	JUNE 2020	JUNE 2019
Net earnings (loss) per diluted share	$0.10	$0.17	$0.30	$(0.22)
Early extinguishment of debt charges	0.02	—	0.02	0.01
Legal charge (benefit)	—	—	(0.02)	0.02
Pension settlement charges	—	(0.01)	—	0.46
Product remediation recovery	(0.01)	—	(0.01)	—
Net earnings per diluted share before special items	$0.11	$0.16	$0.29	$0.27

CRITICAL ACCOUNTING POLICIES

There have been no significant changes during year-to-date 2020 to the critical accounting policies presented in our 2019 Annual Report on Form 10-K.

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

Summary of Long-Term Indebtedness Principal Obligations as of June 30, 2020

DOLLAR AMOUNTS IN MILLIONS	2020	2021	2022	2023	2024	THEREAFTER	TOTAL(1)	FAIR VALUE
Fixed-rate debt	$—	$150	$—	$1,876	$—	$4,074	$6,100	$7,298
Average interest rate	—%	9.00%	—%	4.91%	—%	6.19%	5.87%	N/A
Variable-rate debt	$—	$—	$—	$—	$—	$225	$225	$225
Average interest rate	—%	—%	—%	—%	—%	1.78%	1.78%	N/A
(1)	Excludes $26 million of unamortized discounts, capitalized debt expense and business combination fair value adjustments.

Item 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The company’s principal executive officer and principal financial officer have concluded that the company’s disclosure controls and procedures were effective as of June 30, 2020, based on an evaluation of the company’s disclosure controls and procedures as of that date.

CHANGES IN INTERNAL CONTROLS

No changes occurred in the company’s internal control over financial reporting during year-to-date 2020 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Refer to Note 11: Legal Proceedings, Commitments and Contingencies.

Item 1A. RISK FACTORS

The following supplements and updates the risk factors in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II,  Item 1A, “Risk Factors,” of our Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2020. If any of the risks discussed below or in our Annual Report on Form 10-K occur, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected.

Homebuilding Market and Economic Risks

We face risks related to COVID-19 and other health epidemics and outbreaks, which may adversely affect our business, results of operations and financial condition.

We face risks related to health epidemics and other outbreaks, including the global outbreak of a novel strain of coronavirus (“COVID-19”). In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The outbreak spread widely throughout the United States and other regions of the world. In response, federal, state and local governments in the United States, as well as governments throughout the world, declared states of emergency and ordered preventative measures to contain and mitigate the spread of the virus. These measures, which have included shelter-in-place and similar mandates for individuals and closure or curtailment of many businesses, have caused significant economic disruption as well as disruption and volatility in global capital markets, which could worsen. As a result, there have been adverse effects on the demand for our timber and wood products and disruptions to our supply chain and the manufacturing, distribution and export of our timber and wood products, all of which could worsen in the future. Any one or more of these consequences of COVID-19, as well as other unpredictable events, could materially adversely affect our business, results of operations, cash flows and financial condition. The COVID-19 outbreak continues to rapidly evolve and the extent to which it may further impact our business, results of operations, cash flows and financial condition, as well as our plans and decisions relating to various capital expenditures, other discretionary items and capital allocation priorities, including the timing and amount of the reinstatement of our quarterly dividends to shareholders, will depend on future developments, which are highly uncertain and cannot be predicted with confidence. Such developments include, but are not limited to, the future geographic spread or mutation of COVID-19 or the outbreak of another virulent disease, continuation of or changes in governmental responses to disease outbreak, the duration of disease outbreak, the timing and effectiveness of treatment and testing options, including availability of a vaccine, and consequential restrictions, business disruptions and the effectiveness of responsive actions taken in the United States and other countries to contain the disease. The impacts of the outbreak and related restrictions have led to a significant increase in national unemployment during the second quarter of 2020, and recent increases in the number of new COVID-19 cases in the U.S. have resulted in many states pausing their reopening plans and reimposing restrictions that had previously been lifted. An extended continuation or worsening of domestic unemployment may adversely affect demand for our products and thus negatively impact our business, results of operations, cash flows and financial condition. In addition, the impact of COVID-19 or other virulent disease may also trigger the occurrence, or exacerbate, other risks discussed in Part I, Item 1A “Risk Factors”

in our Annual Report on Form 10-K for the year ended December 31, 2019, any of which could have a material adverse effect on our business, results of operation, cash flows and financial condition. For a more detailed discussion on the current effects of COVID-19 on our business and operations, see our discussion under Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) – Economic and Market Conditions Affecting our Operations.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

There were no share repurchases during second quarter 2020.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, has been formatted in Inline XBRL.

* Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYERHAEUSER COMPANY
(Registrant)

Date: July 31, 2020	By:	/s/ David M. Wold
David M. Wold
Vice President and Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)