Form 10-Q
period 2020-09-30
WEYERHAEUSER CO
filed 2020-10-30
CIK 106535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

As of October 26, 2020, 746,423 thousand shares of the registrant’s common stock ($1.25 par value) were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	SEPTEMBER 2020	SEPTEMBER 2019	SEPTEMBER 2020	SEPTEMBER 2019
Net sales (Note 3)	$2,110	$1,671	$5,469	$5,006
Costs of sales	1,390	1,399	4,055	4,111
Gross margin	720	272	1,414	895
Selling expenses	22	20	62	62
General and administrative expenses	96	85	254	254
Product remediation recoveries (Note 14)	—	(68)	(8)	(68)
Other operating costs, net (Note 16)	92	33	113	85
Operating income	510	202	993	562
Non-operating pension and other postretirement benefit costs (Note 7)	(9)	(15)	(28)	(495)
Interest income and other	2	6	5	22
Interest expense, net of capitalized interest	(111)	(91)	(299)	(289)
Earnings (loss) before income taxes	392	102	671	(200)
Income taxes (Note 17)	(109)	(3)	(166)	138
Net earnings (loss)	$283	$99	$505	$(62)

Earnings (loss) per share, basic and diluted (Note 4)	$0.38	$0.13	$0.68	$(0.08)
Weighted average shares outstanding (in thousands) (Note 4):
Basic	746,996	745,626	746,809	745,901
Diluted	748,450	746,514	747,530	745,901

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2020	SEPTEMBER 2019	SEPTEMBER 2020	SEPTEMBER 2019
Net earnings (loss)	$283	$99	$505	$(62)
Other comprehensive income (loss):
Foreign currency translation adjustments	11	(6)	(14)	19
Changes in unamortized actuarial loss, net of tax expense of $6, $8, $30 and $128	19	25	86	398
Changes in unamortized net prior service credit, net of tax expense of $0, $0, $0 and $0	—	—	2	(1)
Total other comprehensive income	30	19	74	416
Total comprehensive income	$313	$118	$579	$354

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PAR VALUE	SEPTEMBER 30, 2020	DECEMBER 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$787	$139
Receivables, net	500	309
Receivables for taxes	48	98
Inventories (Note 5)	411	416
Assets held for sale (Note 15)	199	140
Prepaid expenses and other current assets	101	147
Current restricted financial investments held by variable interest entities (Note 6)	—	362
Total current assets	2,046	1,611
Property and equipment, less accumulated depreciation of $3,423 and $3,477	1,945	1,969
Construction in progress	119	130
Timber and timberlands at cost, less depletion	11,465	11,929
Minerals and mineral rights, less depletion	271	281
Deferred tax assets	44	72
Other assets	466	414
Total assets	$16,356	$16,406
LIABILITIES AND EQUITY
Current liabilities:
Borrowings on line of credit (Note 9)	$—	$230
Accounts payable	215	246
Accrued liabilities (Note 8)	617	530
Total current liabilities	832	1,006
Long-term debt, net (Note 9)	5,974	6,147
Deferred tax liabilities	27	6
Deferred pension and other postretirement benefits (Note 7)	638	693
Other liabilities	358	377
Total liabilities	7,829	8,229
Commitments and contingencies (Note 11)
Equity:
Common shares: $1.25 par value; authorized 1,360 million shares; issued and outstanding: 746,398 thousand shares at September 30, 2020 and 745,300 thousand shares at December 31, 2019	933	932
Other capital	8,178	8,152
Retained earnings (accumulated deficit)	246	(3)
Accumulated other comprehensive loss (Note 12)	(830)	(904)
Total equity	8,527	8,177
Total liabilities and equity	$16,356	$16,406

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2020	SEPTEMBER 2019
Cash flows from operations:
Net earnings (loss)	$505	$(62)
Noncash charges (credits) to earnings (loss):
Depreciation, depletion and amortization	355	382
Basis of real estate sold	136	105
Deferred income taxes, net	20	(164)
Pension and other postretirement benefits (Note 7)	55	519
Share-based compensation expense (Note 13)	22	23
Timber casualty loss (Note 16)	80	—
Change in:
Receivables, net	(192)	(47)
Receivables and payables for taxes	103	(18)
Inventories	2	(2)
Prepaid expenses and other current assets	5	5
Accounts payable and accrued liabilities	3	(13)
Pension and postretirement benefit contributions and payments	(21)	(36)
Other	12	(18)
Net cash from operations	1,085	674
Cash flows from investing activities:
Capital expenditures for property and equipment	(158)	(199)
Capital expenditures for timberlands reforestation	(41)	(42)
Proceeds from note receivable held by variable interest entities (Note 6)	362	253
Proceeds from sale of Montana timberlands (Note 15)	145	—
Other	3	20
Net cash from investing activities	311	32
Cash flows from financing activities:
Cash dividends on common shares	(254)	(760)
Net proceeds from issuance of long-term debt (Note 9)	732	739
Payments on long-term debt (Note 9)	(936)	(512)
Proceeds from borrowings on line of credit (Note 9)	550	875
Payments on line of credit (Note 9)	(780)	(860)
Payments on debt held by variable interest entities (Note 6)	—	(302)
Proceeds from exercise of stock options	9	8
Repurchases of common shares (Note 4)	—	(60)
Other	(16)	(15)
Net cash from financing activities	(695)	(887)
Net change in cash, cash equivalents and restricted cash	701	(181)
Cash, cash equivalents and restricted cash at beginning of period	139	334
Cash, cash equivalents and restricted cash at end of period	$840	$153
Cash paid (received) during the period for:
Interest, net of amount capitalized of $3 and $4	$278	$310
Income taxes, net of refunds	$46	$46

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	SEPTEMBER 2020	SEPTEMBER 2019	SEPTEMBER 2020	SEPTEMBER 2019
Common shares:
Balance at beginning of period	$933	$931	$932	$933
Issued for exercise of stock options and vested restricted stock units	—	—	1	1
Repurchases of common shares (Note 4)	—	—	—	(3)
Balance at end of period	933	931	933	931
Other capital:
Balance at beginning of period	8,166	8,130	8,152	8,172
Issued for exercise of stock options	3	3	9	7
Repurchases of common shares (Note 4)	—	—	—	(57)
Shared-based compensation	7	7	22	23
Other transactions, net	2	—	(5)	(5)
Balance at end of period	8,178	8,140	8,178	8,140
Retained earnings (accumulated deficit):
Balance at beginning of period	(37)	418	(3)	1,093
Net earnings (loss)	283	99	505	(62)
Dividends on common shares	—	(253)	(256)	(760)
Adjustments related to accounting pronouncements and other	—	—	—	(7)
Balance at end of period	246	264	246	264
Accumulated other comprehensive loss:
Balance at beginning of period	(860)	(755)	(904)	(1,152)
Other comprehensive income	30	19	74	416
Balance at end of period (Note 12)	(830)	(736)	(830)	(736)
Total equity:
Balance at end of period	$8,527	$8,599	$8,527	$8,599

Dividends paid per common share	$—	$0.34	$0.34	$1.02

See accompanying Notes to Consolidated Financial Statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE QUARTERS AND YEAR-TO-DATE PERIODS ENDED SEPTEMBER 30, 2020 AND 2019

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

NOTE 2: BUSINESS SEGMENTS

We are principally engaged in growing and harvesting timber; manufacturing, distributing and selling products made from trees; maximizing the value of every acre we own through the sale of higher and better use (HBU) properties; and monetizing the value of surface and subsurface assets through leases and royalties. Our business segments are categorized based primarily on products and services which include:

●	Timberlands – Logs, timber, recreational leases and other products;
●	Real Estate & ENR – Real Estate (sales of timberlands) and ENR (rights to explore for and extract hard minerals, construction materials, oil and gas production, wind and solar) and
●	Wood Products – Structural lumber, oriented strand board, engineered wood products and building materials distribution.

A reconciliation of our business segment information to the respective information in the Consolidated Statement of Operations is as follows:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2020	SEPTEMBER 2019	SEPTEMBER 2020	SEPTEMBER 2019
Sales to unaffiliated customers:
Timberlands	$345	$398	$1,085	$1,230
Real Estate & ENR	69	69	246	268
Wood Products	1,696	1,204	4,138	3,508
	2,110	1,671	5,469	5,006
Intersegment sales:
Timberlands	107	125	350	381

Total sales	2,217	1,796	5,819	5,387
Intersegment eliminations	(107)	(125)	(350)	(381)
Total	$2,110	$1,671	$5,469	$5,006
Net contribution (charge) to earnings:
Timberlands	$(11)	$72	$169	$294
Real Estate & ENR	17	32	72	122
Wood Products	566	143	859	293
	572	247	1,100	709
Unallocated items(1)	(69)	(54)	(130)	(620)
Net contribution to earnings	503	193	970	89
Interest expense, net of capitalized interest	(111)	(91)	(299)	(289)
Earnings (loss) before income taxes	392	102	671	(200)
Income taxes	(109)	(3)	(166)	138
Net earnings (loss)	$283	$99	$505	$(62)
(1)

Unallocated items are gains or charges not related to, or allocated to, an individual operating segment. They include all or a portion of items such as share-based compensation, pension and postretirement costs, elimination of intersegment profit in inventory and LIFO, foreign exchange transaction gains and losses, interest income and other as well as legacy obligations.

NOTE 3: REVENUE RECOGNITION

A reconciliation of revenue recognized by our major products:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2020	SEPTEMBER 2019	SEPTEMBER 2020	SEPTEMBER 2019
Net sales to unaffiliated customers:
Timberlands segment
Delivered logs:
West
Domestic sales	$80	$86	$238	$291
Export grade sales	83	86	281	280
Subtotal West	163	172	519	571
South	141	168	436	483
North(1)	13	24	37	70
Subtotal delivered logs sales	317	364	992	1,124
Stumpage and pay-as-cut timber	5	10	15	29
Recreational and other lease revenue	16	15	47	45
Other(2)	7	9	31	32
Net sales attributable to Timberlands segment	345	398	1,085	1,230
Real Estate & ENR segment
Real estate	49	45	192	200
Energy and natural resources	20	24	54	68
Net sales attributable to Real Estate & ENR segment	69	69	246	268
Wood Products segment
Structural lumber	819	487	1,865	1,426
Oriented strand board	290	159	659	475
Engineered solid section	135	138	373	388
Engineered I-joists	83	90	231	246
Softwood plywood	55	42	128	130
Medium density fiberboard	47	44	124	127
Complementary building products	183	162	505	466
Other(3)	84	82	253	250
Net sales attributable to Wood Products segment	1,696	1,204	4,138	3,508
Total net sales	$2,110	$1,671	$5,469	$5,006
(1)	In November 2019, we sold our Michigan timberlands and in March 2020, we sold our Montana timberlands.
(2)	Other Timberlands sales include sales of seeds and seedlings from our nursery operations as well as wood chips.
(3)	Other Wood Products sales include wood chips, other byproducts and third-party residual log sales from our Canadian Forestlands operations.

NOTE 4: NET EARNINGS (LOSS) PER SHARE AND SHARE REPURCHASES

Our basic and diluted earnings (loss) per share were:

●	$0.38 during third quarter 2020 and $0.68 during year-to-date 2020;
●	$0.13 during third quarter 2019 and $(0.08) during year-to-date 2019.

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

	QUARTER ENDED		YEAR-TO-DATE ENDED
SHARES IN THOUSANDS	SEPTEMBER 2020	SEPTEMBER 2019	SEPTEMBER 2020	SEPTEMBER 2019
Weighted average common shares outstanding – basic	746,996	745,626	746,809	745,901
Dilutive potential common shares:
Stock options	401	396	246	—
Restricted stock units	570	357	297	—
Performance share units	483	135	178	—
Total effect of outstanding dilutive potential common shares	1,454	888	721	—
Weighted average common shares outstanding – dilutive	748,450	746,514	747,530	745,901

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

	QUARTER ENDED		YEAR-TO-DATE ENDED
SHARES IN THOUSANDS	SEPTEMBER 2020	SEPTEMBER 2019	SEPTEMBER 2020	SEPTEMBER 2019
Stock options	2,260	2,384	2,260	2,755
Restricted stock units	—	—	—	358
Performance share units	729	959	729	1,054

Share Repurchase Program

On February 7, 2019, our board of directors approved and announced a new share repurchase program (the 2019 Repurchase Program) under which we are authorized to repurchase up to $500 million of outstanding shares. Concurrently, the board terminated the remaining repurchase authorization under the share repurchase program approved by the board in November 2015.

During year-to-date 2020, we did not repurchase shares. During year-to-date 2019, we repurchased over 2.3 million common shares for approximately $60 million under the 2019 Repurchase Program. As of September 30, 2020, we had remaining authorization of approximately $440 million for future share repurchases. All common stock repurchases under the 2019 Repurchase Program were made in open-market transactions.

NOTE 5: INVENTORIES

Inventories include raw materials, work-in-process, finished goods, as well as materials and supplies.

DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2020	DECEMBER 31, 2019
LIFO inventories:
Logs	$14	$19
Lumber, plywood, panels and fiberboard	64	82
Other products	8	10
Moving average cost or FIFO inventories:
Logs	49	28
Lumber, plywood, panels, fiberboard and engineered wood products	74	84
Other products	98	98
Materials and supplies	104	95
Total	$411	$416

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

NOTE 7: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The components of net periodic benefit cost are:

	PENSION
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2020	SEPTEMBER 2019	SEPTEMBER 2020	SEPTEMBER 2019
Service cost	$9	$8	$27	$24
Interest cost	35	39	104	122
Expected return on plan assets	(59)	(54)	(175)	(170)
Amortization of actuarial loss	31	27	92	85
Amortization of prior service cost	1	1	3	3
Settlement charge	—	—	—	449
Total net periodic benefit cost - pension	$17	$21	$51	$513

	OTHER POSTRETIREMENT BENEFITS
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2020	SEPTEMBER 2019	SEPTEMBER 2020	SEPTEMBER 2019
Interest cost	$1	$2	$3	$5
Amortization of actuarial loss	1	1	2	5
Amortization of prior service credit	(1)	(1)	(1)	(4)
Total net periodic benefit cost - other postretirement benefits	$1	$2	$4	$6

For the periods presented, service cost is included in “Costs of sales,” “Selling expenses,” and “General and administrative expenses” with the remaining components included in “Non-operating pension and other postretirement benefit costs” in the Consolidated Statement of Operations.

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

During second quarter 2020, we recorded an increase to the beginning of the year fair value of the pension assets of $25 million, or less than 1 percent. We also updated our census data that is used to estimate our beginning of the year projected benefit obligation for our pension plans, which resulted in a projected benefit obligation increase of $11 million, or less than 1 percent. The net effect of these updates was a $14 million improvement in funded status as of December 31, 2019. This change in funded status was reflected on our second quarter 2020 Consolidated Balance Sheet.

NOTE 8: ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2020	DECEMBER 31, 2019
Compensation and employee benefit costs	$187	$188
Current portion of lease liabilities	30	33
Customer rebates, volume discounts and deferred income	122	105
Interest	86	98
Taxes payable	89	24
Other	103	82
Total	$617	$530

NOTE 9: LONG-TERM DEBT AND LINE OF CREDIT

In October 2020, we notified holders of our outstanding 4.625 percent notes due in September 2023 that we will redeem the entire aggregate principal amount outstanding in December 2020. The amount of principal outstanding and the book value of the debt were approximately $500 million and $498 million, respectively, as of September 30, 2020. The total redemption price of the notes is expected to be approximately $560 million which reflects the make-whole premium due on early redemption.

In September 2020, we redeemed our $325 million 3.25 percent notes due in March 2023. A pretax charge of $23 million was included in “Interest expense, net of capitalized interest” in the Consolidated Statement of Operations in third quarter 2020 for the make-whole premium in connection with the early extinguishment of the $325 million notes.

In March 2020, we issued $750 million of 4.00 percent notes due in April 2030. The net proceeds after deducting the discount, underwriting fees and issuance costs were $732 million. In May 2020, a portion of the net proceeds was used to redeem our $569 million 4.70 percent notes due in March 2021. A net pretax charge of $11 million was included in “Interest expense, net of capitalized interest” in the Consolidated Statement of Operations in second quarter 2020 for the make-whole premium in connection with the early extinguishment of the $569 million notes, partially offset by the write-off of an unamortized fair value step-up adjustment.

In February 2019, we issued $750 million of 4.00 percent notes due in November 2029. The net proceeds after deducting the discount, underwriting fees and issuance costs were $739 million. In March 2019, a portion of the net proceeds was used to redeem our $500 million 7.38 percent notes due in October 2019. A pretax charge of $12 million was included in "Interest expense, net of capitalized interest" in the Consolidated Statement of Operations in first quarter 2019 for the make-whole premium, unamortized debt issuance costs and unamortized debt discounts in connection with the early extinguishment of the $500 million notes.

In January 2020, we refinanced and extended our $1.5 billion five-year senior unsecured revolving credit facility, which now expires in January 2025. Borrowings are at LIBOR plus a spread or at other interest rates mutually agreed upon between the borrower and the lending banks. We had no outstanding borrowings on our credit facility as of September 30, 2020. As of December 31, 2019, we had $230 million of outstanding borrowings on our credit facility.

NOTE 10: FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values and carrying values of our long-term debt and line of credit consisted of the following:

	SEPTEMBER 30, 2020		DECEMBER 31, 2019
DOLLAR AMOUNTS IN MILLIONS	CARRYING VALUE	FAIR VALUE (LEVEL 2)	CARRYING VALUE	FAIR VALUE (LEVEL 2)
Long-term debt (including current maturities) and line of credit:
Fixed rate	$5,749	$7,194	$5,922	$6,986
Variable rate	225	225	455	455
Total debt	$5,974	$7,419	$6,377	$7,441

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

Environmental Matters

Site Remediation

Under the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) – commonly known as the “Superfund” – and similar state laws, we:

●	are a party to various proceedings related to the cleanup of hazardous waste sites and
●	have been notified that we may be a potentially responsible party related to the cleanup of other hazardous waste sites for which proceedings have not yet been initiated.

As of September 30, 2020, our total accrual for future estimated remediation costs on active Superfund sites and other sites for which we are potentially responsible was approximately $58 million. These amounts are recorded in "Accrued liabilities" and "Other liabilities" on our Consolidated Balance Sheet.

Asset Retirement Obligations

We have obligations associated with the retirement of tangible long-lived assets consisting primarily of reforestation obligations related to forest management licenses in Canada and obligations to close and cap landfills. Some of our sites have asbestos containing materials. We have met our current legal obligation to identify and manage these materials. In situations where we cannot reasonably determine when asbestos containing materials might be removed from the sites, we have not recorded an accrual because the fair value of the obligation cannot be reasonably estimated. As of September 30, 2020, we had an asset retirement obligation reserve of $30 million. These obligations are recorded in "Accrued liabilities" and "Other liabilities" on our Consolidated Balance Sheet.

NOTE 12: ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in amounts included in our accumulated other comprehensive loss by component are:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2020	SEPTEMBER 2019	SEPTEMBER 2020	SEPTEMBER 2019
Pension(1)
Balance at beginning of period	$(1,060)	$(972)	$(1,128)	$(1,343)
Other comprehensive income (loss) before reclassifications	(6)	4	14	(10)
Amounts reclassified from accumulated other comprehensive loss to earnings(2)	24	21	72	406
Total other comprehensive income	18	25	86	396
Balance at end of period	$(1,042)	$(947)	$(1,042)	$(947)
Other Postretirement Benefits(1)
Balance at beginning of period	$(11)	$(18)	$(12)	$(19)
Other comprehensive income before reclassifications	1	—	1	—
Amounts reclassified from accumulated other comprehensive loss to earnings(2)	—	—	1	1
Total other comprehensive income	1	—	2	1
Balance at end of period	$(10)	$(18)	$(10)	$(18)
Translation Adjustments and Other
Balance at beginning of period	$211	$235	$236	$210
Translation adjustments	11	(6)	(14)	19
Total other comprehensive income (loss)	11	(6)	(14)	19
Balance at end of period	222	229	222	229
Accumulated other comprehensive loss, end of period	$(830)	$(736)	$(830)	$(736)
(1)	Amounts presented are net of tax.
(2)	Amounts of actuarial loss and prior service (cost) credit are components of net periodic benefit cost (credit). See Note 7: Pension and Other Postretirement Benefit Plans.

NOTE 13: SHARE-BASED COMPENSATION

Share-based compensation activity during year-to-date 2020 included the following:

SHARES IN THOUSANDS	GRANTED	VESTED
Restricted stock units (RSUs)	880	737
Performance share units (PSUs)	377	91

A total of 1.1 million shares of common stock were issued as a result of RSU vestings, PSU vestings and stock option exercises.

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

NOTE 14: PRODUCT REMEDIATION RECOVERIES

In July 2017, we announced we were implementing a solution to address concerns regarding our TJI® Joists coated with our former Flak Jacket® Protection product. This issue was isolated to Flak Jacket product manufactured after December 1, 2016 and did not affect any of our other products.

In third quarter 2019 and second quarter 2020, we received and recorded insurance recoveries of $68 million and $8 million, respectively, related to prior remediation efforts. These recoveries are attributable to our Wood Products segment and were recorded in "Product remediation recoveries" in the Consolidated Statement of Operations.

NOTE 15: TIMBERLAND ACQUISITIONS AND DIVESTITURES

Oregon Acquisition and Divestiture

On September 1, 2020, we announced an agreement to sell 149,000 acres of southern Oregon timberlands for $385 million and a separate agreement to purchase 85,000 acres of mid-coastal Oregon timberlands for $426 million. These transactions within our Timberlands business segment will be structured as a like-kind exchange for tax purposes. The two agreements are subject to customary closing conditions and are both expected to close in fourth quarter 2020.

The sale of southern Oregon timberlands is not considered a strategic shift that has, or will have, a major effect on our operations or financial results and therefore does not meet the requirements for presentation as discontinued operations. However, the related assets have met the relevant criteria to be classified as held for sale in the current period Consolidated Balance Sheet. This classification does not affect the presentation in the Consolidated Statement of Operations. The held for sale classification did change the presentation of the related assets from long-term to current on our Consolidated Balance Sheet. As of September 30, 2020, “Assets held for sale” had a balance of $199 million, which consisted primarily of timberlands and other related assets.

Montana Divestiture

On December 17, 2019, we announced an agreement to sell 630,000 acres of Montana timberlands, which was part of our Timberlands business segment. On March 26, 2020, we completed the sale for $145 million in cash proceeds, which is net of purchase price adjustments and closing costs. Due to the impairment recorded during fourth quarter 2019, no material gain or loss was recorded as a result of this sale.

The divestiture was not considered a strategic shift that had or will have a major effect on our operations or financial results and therefore did not meet the requirements for presentation as discontinued operations.

NOTE 16: OTHER OPERATING COSTS, NET

Other operating costs, net were comprised of the following:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2020	SEPTEMBER 2019	SEPTEMBER 2020	SEPTEMBER 2019
Foreign exchange losses (gains), net	$(2)	$1	$3	$2
Litigation expense, net	7	25	9	59
Research and development expenses	1	1	4	4
Timber casualty loss	80	—	80	—
Other, net	6	6	17	20
Total other operating costs, net	$92	$33	$113	$85

Timber Casualty Loss

In September 2020, forest fires in the state of Oregon, commonly referred to as the Holiday Farm, Beachie Creek, Riverside, and Archie Creek fires, spread from adjacent lands onto portions of our Oregon timberland properties. Based on interpretation of satellite imagery and aerial photography, we estimate that the fires have had some impact on approximately 125,000 acres of our Oregon timberlands. Our initial assessments indicate that the extent of damage varies from tract to tract based on topographical conditions, rate of fire spread, age of the timber and other circumstances. Based on these initial assessments, we expect that the majority of merchantable timber, even if affected by the fires, is likely salvageable if we are able to harvest it within a reasonable period of time. We anticipate that the majority of pre-merchantable timber affected by the fires will not be able to be salvaged.

For the quarter ended September 30, 2020, we have recorded a timber casualty loss of $80 million which represents the estimated book value of timber and related assets that cannot be salvaged based on the information available at this time. The loss is attributable to our Timberlands segment and is recorded within “Other operating costs, net” in the Consolidated Statement of Operations. As salvage efforts continue and as we are able to complete on-site assessments of timber within the fire perimeter, it is reasonably possible that this estimate could increase by as much as $30 million to $40 million.

NOTE 17: INCOME TAXES

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

The quarterly provision for income taxes is based on our current estimate of the annual effective tax rate and is adjusted for discrete taxable events that have occurred during the year. Our 2020 estimated annual effective tax rate, excluding discrete items, differs from the U.S. federal statutory tax rate of 21 percent primarily due to tax benefits associated with our nontaxable REIT earnings and the projected mix of earnings between our REIT and our TRSs.

In July 2020, the Internal Revenue Service released final regulations which resolved uncertainties related to the deductible portion of our interest expense under the Tax Cuts and Jobs Act of 2017. Previously unrecognized tax benefits associated with this position were recognized in third quarter 2020, which favorably impacted our receivables for taxes and did not impact our effective tax rate.

NOTE 18: RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on our Consolidated Balance Sheet that sum to the total of the amounts shown in the Consolidated Statement of Cash Flows:

DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2020	SEPTEMBER 30, 2019
Cash and cash equivalents	$787	$153
Restricted cash included in other assets(1)	53	—
Total cash, cash equivalents and restricted cash	$840	$153
(1)

Amounts included in restricted cash are primarily comprised of proceeds held by a qualified intermediary that are intended to be reinvested in timber and timberlands through a like-kind exchange transaction, as well as additional funds held in escrow related to this transaction.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including but not limited to, our expectations concerning our future performance and the effects of the COVID-19 pandemic on the company’s business, results of operations, liquidity, cash flows and financial condition, the consummation of previously announced timberland transactions, as well as our plans and decisions relating to various capital expenditures, capital allocation priorities and other discretionary items, including but not limited to with respect to future dividend payments to our shareholders. Forward-looking statements generally are identified by words such as "anticipate," "believe," "continue," "estimate," "expect," "foreseeable," "future," "intend," "maintain," "may," "plan," "potential," "project," "should," "targeted," "will," and "would," and similar words and expressions. Forward-looking statements are based on our current expectations and assumptions. The realization of our expectations and the accuracy of our assumptions are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to:

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
●

the successful and timely execution and integration of our strategic acquisitions, including our ability to realize expected benefits and synergies, and the successful and timely execution of our strategic divestitures, each of which is subject to a number of risks and conditions beyond our control including, but not limited to, timing, required regulatory approvals or the occurrence of any event, change or other circumstances that could give rise to a termination of any acquisition or divestiture transaction under the terms of the governing transaction agreements;

●	raw material availability and prices;
●	the effect of weather;
●	changes in global or regional climate conditions and governmental response to such changes;
●	the risk of loss from fires, floods, windstorms, hurricanes, pest infestation and other natural disasters;
●	energy prices;
●	transportation and labor availability and costs;
●	federal tax policies;
●	the effect of forestry, land use, environmental and other governmental regulations;
●	legal proceedings;
●	performance of pension fund investments and related derivatives;
●	the effect of timing of employee retirements and changes in the market price of our common stock on charges for share-based compensation;
●	the accuracy of our estimates of costs and expenses related to contingent liabilities and charges related to casualty losses;
●	changes in accounting principles; and
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

Based on the timing of the outbreak, the economic effects of the pandemic were less pronounced in the first quarter with a drop in U.S. gross domestic product (GDP) of 5 percent. The effects in the second quarter were more acute, with U.S. GDP declining 31 percent. In April, the national unemployment rate soared to a record-high of nearly 15 percent driven by the restrictions imposed in response to the pandemic. Unemployment gradually decreased over the following two months to 13 percent in May and 11 percent in June as several states began to reopen their economies and loosen restrictions on certain sectors. U.S. GDP increased 33 percent in the third quarter based on the advance estimate released by the U.S. Bureau of Economic Analysis, a notable rebound from the prior quarter. The national unemployment rate has shown similar signs of recovery during the quarter, dropping from 10 percent in July to below 8 percent in September. However, a growing share of the job losses are permanent in nature, as opposed to temporary layoffs, raising further concerns about the prospects of sustained economic recovery.

Our second and third quarter 2020 market conditions exceeded expectations, with a record run-up in pricing for our commodity wood products. This pricing was driven by strong repair and remodel demand and a stronger-than-expected U.S. housing market, resulting in demand that significantly outpaced available supply. However, there is still uncertainty as to our market conditions for the remainder of the year, which will be influenced by the trajectory of COVID-19 infections and the related impact on economic activity, including changes in the unemployment rate and the nature and extent of future government stimulus.

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

Third quarter new residential construction activity increased significantly compared with the prior quarter. On a seasonally adjusted annual basis, housing starts as reported by the U.S. Census Bureau for the third quarter 2020 averaged 1.43 million, which was 33 percent above second quarter 2020. Single family starts averaged 1.04 million units, a 36 percent improvement over second quarter 2020 and 16 percent higher than third quarter 2019. Multi-family starts averaged 390 thousand units in third quarter 2020, which was 24 percent higher than second quarter 2020 and 1 percent higher than third quarter 2019. Sales of newly built, single family homes averaged a seasonally adjusted annual rate of 973 thousand units for the third quarter of 2020, an increase of 38 percent from the prior quarter average of 703 thousand units. Additionally, the National Association of Home Builders Housing Market Index, which measures builder confidence in the market for newly built single family homes in the U.S., reported a historic high of 83 points in September.

In repair and remodel markets, stay at home behavior has bolstered do-it-yourself activity, contributing to increased sales at building supply stores and overall repair and remodeling demand. According to the Census Bureau Advance Retail Spending report, building material and garden supply store sales increased 17 percent in third quarter 2020 compared with the same quarter a year ago, suggesting continued strength in the remodeling market through the third quarter.

In U.S. wood product markets, demand and pricing for commodity products increased sharply throughout the quarter, and benchmark pricing for lumber and oriented strand board reached record highs in September 2020. The Random Lengths Framing Lumber Composite price averaged $746/MBF in third quarter 2020, an 84 percent increase from second quarter 2020. The Oriented Strand Board Composite indicator price also increased significantly, averaging $585/MSF in third quarter 2020, a 99 percent increase from second quarter 2020. To date, fourth quarter benchmark pricing for lumber has declined from its record high levels in September. Fourth quarter to date benchmark pricing for oriented strand board has held firm.

In Western log markets, Douglas fir sawlog prices increased 10 percent in third quarter 2020 compared with second quarter 2020 as reported by RISI Log Lines. We experienced significant wildfire activity in the West during the third quarter which impacted our Oregon timberlands and restricted harvest activity. The resulting impacts to the supply chain and log prices from these wildfires and subsequent salvage operations remains to be seen. In the South, delivered sawlog prices decreased slightly compared with second quarter 2020 with a two percent change in price as reported by TimberMart-South. We continue to expect our full year Southern timber harvest volumes will be approximately 10 percent below 2019 harvest levels, as we reduced 2020 harvest volumes in light of the economic effects of the COVID-19 pandemic.

Exchange rates, available supply from other countries and trade policy affect our export businesses. In Japan, total housing starts year to date through August 2020 declined 11 percent compared to the same period in 2019. A comparable decline was observed for the key Post and Beam segment. The decline in year over year housing starts is likely due to an increase in the consumption tax which came into effect in October 2019, as well as the impacts of the COVID-19 pandemic.

Export log prices to China decreased by 6 percent on average in third quarter 2020 over second quarter 2020, as reported by RISI Log Lines. Chinese economic activity and log demand improved in the third quarter as the impacts of COVID-19 remained limited. Log supply to China’s main ocean ports was higher as shipment volumes from New Zealand and Europe increased following second quarter disruptions related to COVID-19. Softwood log inventories at China’s main ocean ports remained flat through the third quarter.

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

CONSOLIDATED RESULTS

How We Did Third Quarter 2020 and Year-to-Date 2020

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	SEPTEMBER 2020	SEPTEMBER 2019	2020 VS. 2019	SEPTEMBER 2020	SEPTEMBER 2019	2020 VS. 2019
Net sales	$2,110	$1,671	$439	$5,469	$5,006	$463
Costs of sales	1,390	1,399	(9)	4,055	4,111	(56)
Operating income	510	202	308	993	562	431
Net earnings (loss)	283	99	184	505	(62)	567
Earnings (loss) per share, basic and diluted	0.38	0.13	0.25	0.68	(0.08)	0.76

Comparing Third Quarter 2020 with Third Quarter 2019

Net sales

Net sales increased $439 million – 26 percent – primarily due to a $492 million increase in Wood Products sales to unaffiliated customers attributable to increased sales realizations across most product lines.

This increase was partially offset by a $53 million decrease in Timberlands sales to unaffiliated customers, primarily due to decreased sales volumes across all regions.

Costs of sales

Costs of sales decreased $9 million – 1 percent – primarily due to decreased log sales volumes within our Timberlands segment partially offset by increased real estate acres sold within our Real Estate & ENR segment. Refer to additional analysis of fluctuations within our Timberlands, Real Estate, Energy and Natural Resources and Wood Products discussions below.

Operating income

Operating income increased $308 million – 152 percent – primarily due to a $448 million increase in consolidated gross margin (see discussion of components above).

This increase was partially offset by an $80 million timber casualty loss recorded related to the Oregon wildfires (refer to Note 16: Other Operating Costs, Net) and a $68 million product remediation insurance recovery recorded in third quarter 2019, with no similar activity in third quarter 2020 (refer to Note 14: Product Remediation Recoveries).

Net earnings (loss)

Net earnings increased $184 million – 186 percent – primarily due to the $308 million increase in operating income, as discussed above.

This increase was partially offset by a $106 million increase in income tax expense and a $20 million increase in interest expense (refer to Income Taxes and Interest Expense).

Comparing Year-to-Date 2020 with Year-to-Date 2019

Net sales

Net sales increased $463 million – 9 percent – primarily due to a $630 million increase in Wood Products sales to unaffiliated customers attributable to increased sales realizations for our structural lumber and oriented strand board products.

This increase was partially offset by a $145 million decrease in Timberlands sales to unaffiliated customers, primarily attributable to decreased sales volumes across all regions, as well as a $22 million decrease in Real Estate & ENR net sales to unaffiliated customers, primarily due to decreased oil and gas prices.

Costs of sales

Costs of sales decreased $56 million – 1 percent – primarily due to decreased log sales volumes within our Timberlands segment. This decrease was partially offset by increased real estate acres sold, as well as increased basis per acre sold within our Real Estate & ENR segment. Refer to additional analysis of fluctuations within our Timberlands, Real Estate, Energy and Natural Resources and Wood Products discussions below.

Operating income

Operating income increased $431 million – 77 percent – primarily due to a $519 million increase in consolidated gross margin (see discussion of components above).

This increase was partially offset by a $60 million decrease in product remediation insurance recoveries (refer to Note 14: Product Remediation Recoveries) and a $28 million increase in other operating costs, net attributable to an $80 million timber casualty loss recorded in third quarter 2020 related to the Oregon wildfires, partially offset by a reduction in legal charges (refer to Note 16: Other Operating Costs, Net).

Net earnings (loss)

Net earnings increased $567 million – 915 percent – primarily due to:

●	a $467 million decrease in non-operating pension and other postretirement benefit costs (refer to Note 7: Pension and Other Postretirement Benefit Plans) and
●	a $431 million increase in operating income, as discussed above.

These changes were partially offset by a $304 million change in income taxes, from a $138 million benefit year-to-date 2019, to a $166 million income tax charge for year-to-date 2020 (refer to Income Taxes), as well as a $17 million decrease in interest income and other.

TIMBERLANDS

How We Did Third Quarter 2020 and Year-to-Date 2020

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2020	SEPTEMBER 2019	2020 VS. 2019	SEPTEMBER 2020	SEPTEMBER 2019	2020 VS. 2019
Net sales to unaffiliated customers:
Delivered logs:
West	$163	$172	$(9)	$519	$571	$(52)
South	141	168	(27)	436	483	(47)
North(1)	13	24	(11)	37	70	(33)
Subtotal delivered logs sales	317	364	(47)	992	1,124	(132)
Stumpage and pay-as-cut timber	5	10	(5)	15	29	(14)
Recreational and other lease revenue	16	15	1	47	45	2
Other(2)	7	9	(2)	31	32	(1)
Subtotal net sales to unaffiliated customers	345	398	(53)	1,085	1,230	(145)
Intersegment sales	107	125	(18)	350	381	(31)
Total sales	$452	$523	$(71)	$1,435	$1,611	$(176)
Costs of sales	$358	$429	$(71)	$1,116	$1,247	$(131)
Operating income (loss) and Net contribution (charge) to earnings	$(11)	$72	$(83)	$169	$294	$(125)
(1)	In November 2019, we sold our Michigan timberlands and in March 2020, we sold our Montana timberlands.
(2)	Other Timberlands sales include sales of seeds and seedlings from our nursery operations as well as wood chips.

Comparing Third Quarter 2020 with Third Quarter 2019

Net sales to unaffiliated customers

Net sales to unaffiliated customers decreased $53 million – 13 percent – primarily due to:

●	a $27 million decrease in Southern log sales attributable to a 13 percent decrease in sales volumes, as well as a 4 percent decrease in sales realizations;
●	an $11 million decrease in Northern log sales attributable to a 46 percent decrease in sales volumes due to the divestitures of our Michigan and Montana timberlands and
●	a $9 million decrease in Western log sales attributable to a 14 percent decrease in sales volumes, partially offset by a 10 percent increase in sales realizations.

Intersegment sales

Intersegment sales decreased $18 million – 14 percent – primarily due to a 22 percent decrease in intersegment log sales volumes, partially offset by a 10 percent increase in intersegment log sales realizations.

Costs of sales

Costs of sales decreased $71 million – 17 percent – primarily due to decreases in log sales volumes across all regions, as discussed above.

Operating income (loss) and Net contribution (charge) to earnings

Operating income (loss) and net contribution (charge) to earnings decreased $83 million – 115 percent – primarily due to an $80 million timber casualty loss related to the Oregon wildfires recorded in third quarter 2020 with no similar activity in the same period in 2019.

Comparing Year-to-Date 2020 with Year-to-Date 2019

Net sales to unaffiliated customers

Net sales to unaffiliated customers decreased $145 million – 12 percent – primarily due to:

●	a $52 million decrease in Western log sales attributable to an 11 percent decrease in sales volumes, partially offset by a 3 percent increase in sales realizations;
●	a $47 million decrease in Southern log sales attributable to a 6 percent decrease in sales volumes, as well as a 4 percent decrease in sales realizations and
●	a $33 million decrease in Northern log sales attributable to a 47 percent decrease in sales volumes due to the divestitures of our Michigan and Montana timberlands.

Intersegment sales

Intersegment sales decreased $31 million – 8 percent – primarily due to a 10 percent decrease in intersegment log sales volumes, partially offset by a 3 percent increase in intersegment log sales realizations.

Costs of sales

Costs of sales decreased $131 million – 11 percent – primarily due to decreases in log sales volumes across all regions, as discussed above.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings decreased $125 million – 43 percent – primarily due to an $80 million timber casualty loss related to the Oregon wildfires recorded in year-to-date 2020 with no similar activity for the same period in 2019, as well as the change in the components of gross margin, as discussed above.

Third-Party Log Sales Volumes and Fee Harvest Volumes

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	SEPTEMBER 2020	SEPTEMBER 2019	2020 VS. 2019	SEPTEMBER 2020	SEPTEMBER 2019	2020 VS. 2019
Third-party log sales – tons:
West(1)	1,489	1,729	(240)	4,887	5,513	(626)
South	4,185	4,795	(610)	12,857	13,694	(837)
North(2)	234	429	(195)	631	1,186	(555)
Total	5,908	6,953	(1,045)	18,375	20,393	(2,018)
Fee harvest volumes – tons:
West(1)	1,911	2,183	(272)	6,457	7,023	(566)
South	5,596	6,802	(1,206)	17,640	19,661	(2,021)
North(2)	321	560	(239)	901	1,565	(664)
Total	7,828	9,545	(1,717)	24,998	28,249	(3,251)
(1)	Western logs are primarily transacted in thousand board feet (MBF) but are converted to ton equivalents for external reporting purposes.
(2)	In November 2019, we sold our Michigan timberlands and in March 2020, we sold our Montana timberlands.

REAL ESTATE, ENERGY AND NATURAL RESOURCES

How We Did Third Quarter 2020 and Year-to-Date 2020

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2020	SEPTEMBER 2019	2020 VS. 2019	SEPTEMBER 2020	SEPTEMBER 2019	2020 VS. 2019
Net sales:
Real estate	$49	$45	$4	$192	$200	$(8)
Energy and natural resources	20	24	(4)	54	68	(14)
Total	$69	$69	$—	$246	$268	$(22)
Costs of sales	$46	$32	$14	$156	$127	$29
Operating income and Net contribution to earnings	$17	$32	$(15)	$72	$122	$(50)

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

Comparing Third Quarter 2020 with Third Quarter 2019

Net sales

Net sales remained consistent due to a minimal increase in real estate sales, offset by an equal decrease in energy and natural resources sales.

Costs of sales

Costs of sales increased $14 million – 44 percent – primarily due to increased real estate acres sold.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings decreased $15 million – 47 percent – primarily due to the change in the components of gross margin, as discussed above.

Comparing Year-to-Date 2020 with Year-to-Date 2019

Net sales

Net sales decreased $22 million – 8 percent – primarily due to lower oil and gas prices, as well as decreased energy and natural resources sales volumes.

Costs of sales

Costs of sales increased $29 million – 23 percent – primarily due to increased real estate acres sold, as well as increased basis per acre sold.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings decreased $50 million – 41 percent – primarily due to the change in the components of gross margin, as discussed above.

REAL ESTATE SALES STATISTICS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
	SEPTEMBER 2020	SEPTEMBER 2019	2020 VS. 2019	SEPTEMBER 2020	SEPTEMBER 2019	2020 VS. 2019
Acres sold	34,917	18,057	16,860	111,228	103,922	7,306
Average price per acre	$1,381	$2,415	$(1,034)	$1,662	$1,806	$(144)

WOOD PRODUCTS

How We Did Third Quarter 2020 and Year-to-Date 2020

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2020	SEPTEMBER 2019	2020 VS. 2019	SEPTEMBER 2020	SEPTEMBER 2019	2020 VS. 2019
Net sales:
Structural lumber	$819	$487	$332	$1,865	$1,426	$439
Oriented strand board	290	159	131	659	475	184
Engineered solid section	135	138	(3)	373	388	(15)
Engineered I-joists	83	90	(7)	231	246	(15)
Softwood plywood	55	42	13	128	130	(2)
Medium density fiberboard	47	44	3	124	127	(3)
Complementary building products	183	162	21	505	466	39
Other products produced(1)	84	82	2	253	250	3
Total	$1,696	$1,204	$492	$4,138	$3,508	$630
Costs of sales	$1,075	$1,067	$8	$3,112	$3,104	$8
Operating income and Net contribution to earnings	$566	$143	$423	$859	$293	$566
(1)	Other products produced sales include wood chips, other byproducts and third-party residual log sales from our Canadian Forestlands operations.

Comparing Third Quarter 2020 with Third Quarter 2019

Net sales

Net sales increased $492 million – 41 percent – primarily due to:

●	a $332 million increase in structural lumber sales attributable to a 73 percent increase in sales realizations, partially offset by a 3 percent decrease in sales volumes;
●	a $131 million increase in oriented strand board sales attributable to an 85 percent increase in sales realizations, partially offset by a 1 percent decrease in sales volumes;
●	a $21 million increase in complementary building products sales attributable to increased sales volumes and
●	a $13 million increase in softwood plywood sales attributable to a 47 percent increase in sales realizations, partially offset by a 12 percent decrease in sales volumes.

These increases were partially offset by a $7 million decrease in sales for engineered I-joists and a $3 million decrease in sales for engineered solid section.

Costs of sales

Costs of sales increased $8 million – 1 percent – primarily due to increased Canadian timberlands and Distribution costs, partially offset by decreased sales volumes.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings increased $423 million – 296 percent – primarily due to the change in the components of gross margin, as discussed above, partially offset by a $68 million decrease in product remediation insurance recoveries.

Comparing Year-to-Date 2020 with Year-to-Date 2019

Net sales

Net sales increased $630 million – 18 percent – primarily due to:

●	a $439 million increase in structural lumber sales attributable to a 31 percent increase in sales realizations;
●	a $184 million increase in oriented strand board sales attributable to a 35 percent increase in sales realizations, as well as a 3 percent increase in sales volumes and
●	a $39 million increase in complementary building products sales attributable to increased sales volumes.

These increases were partially offset by a $15 million decrease in sales for engineered solid section and a $15 million decrease in sales for engineered I-joists.

Costs of sales

Cost of sales increased $8 million – less than 1 percent – primarily due to a minimal 1 percent increase in total sales volumes.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings increased $566 million – 193 percent – primarily due to the change in the components of gross margin, as discussed above, partially offset by a $60 million decrease in product remediation insurance recoveries.

Third-Party Sales Volumes

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS(1)	SEPTEMBER 2020	SEPTEMBER 2019	2020 VS. 2019	SEPTEMBER 2020	SEPTEMBER 2019	2020 VS. 2019
Structural lumber – board feet	1,216	1,253	(37)	3,663	3,660	3
Oriented strand board – square feet (3/8”)	736	740	(4)	2,253	2,190	63
Engineered solid section – cubic feet	6.3	6.3	—	17.4	17.6	(0.2)
Engineered I-joists – lineal feet	51	54	(3)	140	147	(7)
Softwood plywood – square feet (3/8”)	107	121	(14)	315	351	(36)
Medium density fiberboard – square feet (3/4”)	55	53	2	147	152	(5)
(1)	Sales volumes include sales of internally produced products and products purchased for resale primarily through our distribution business.

PRODUCTION AND OUTSIDE PURCHASE VOLUMES

Outside purchase volumes are primarily purchased for resale through our distribution business. Production volumes are produced for sale through our own sales organizations and through our distribution business. Production of oriented strand board and engineered solid section are also used to manufacture engineered I-joists.

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS	SEPTEMBER 2020	SEPTEMBER 2019	2020 VS. 2019	SEPTEMBER 2020	SEPTEMBER 2019	2020 VS. 2019
Structural lumber – board feet:
Production	1,170	1,189	(19)	3,487	3,527	(40)
Outside purchase	55	69	(14)	164	182	(18)
Total	1,225	1,258	(33)	3,651	3,709	(58)
Oriented strand board – square feet (3/8”):
Production	759	747	12	2,278	2,212	66
Outside purchase	77	93	(16)	228	262	(34)
Total	836	840	(4)	2,506	2,474	32
Engineered solid section – cubic feet:
Production	5.4	5.3	0.1	16.8	17.2	(0.4)
Outside purchase	0.2	0.2	—	0.4	0.4	—
Total	5.6	5.5	0.1	17.2	17.6	(0.4)
Engineered I-joists – lineal feet:
Production	43	47	(4)	128	139	(11)
Outside purchase	3	4	(1)	8	8	—
Total	46	51	(5)	136	147	(11)
Softwood plywood – square feet (3/8”):
Production	94	100	(6)	267	302	(35)
Outside purchase	17	21	(4)	47	56	(9)
Total	111	121	(10)	314	358	(44)
Medium density fiberboard – square feet (3/4"):
Production	57	47	10	148	153	(5)
Total	57	47	10	148	153	(5)

UNALLOCATED ITEMS

Unallocated items are gains or charges not related to, or allocated to, an individual operating segment. They include all or a portion of items such as share-based compensation, pension and postretirement costs, elimination of intersegment profit in inventory and LIFO, foreign exchange transaction gains and losses, interest income and other as well as legacy obligations.

Net Charge to Earnings – Unallocated Items

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2020	SEPTEMBER 2019	2020 VS. 2019	SEPTEMBER 2020	SEPTEMBER 2019	2020 VS. 2019
Unallocated corporate function and variable compensation expense	$(36)	$(19)	$(17)	$(78)	$(50)	$(28)
Liability classified share-based compensation	(5)	(1)	(4)	1	(5)	6
Foreign exchange gain (loss)	2	(1)	3	(3)	(2)	(1)
Elimination of intersegment profit in inventory and LIFO	(9)	6	(15)	(4)	(4)	—
Other	(14)	(30)	16	(23)	(86)	63
Operating loss	(62)	(45)	(17)	(107)	(147)	40
Non-operating pension and other postretirement benefit costs	(9)	(15)	6	(28)	(495)	467
Interest income and other	2	6	(4)	5	22	(17)
Net charge to earnings	$(69)	$(54)	$(15)	$(130)	$(620)	$490

Comparing Third Quarter 2020 with Third Quarter 2019

Net charge to earnings increased $15 million – 28 percent – primarily due to:

●	a $17 million increase in unallocated corporate function and variable compensation expense and
●	a $15 million increase in elimination of intersegment profit in inventory and LIFO.

These increases were partially offset by a $16 million decrease in Other, primarily due to a reduction in legal charges.

Comparing Year-to-Date 2020 with Year-to-Date 2019

Net charge to earnings decreased $490 million – 79 percent – primarily due to:

●

a $449 million noncash pension settlement charge recorded during year-to-date 2019, with no similar activity in 2020 (refer to Note 7: Pension and Other Postretirement Benefit Plans for further information);

●	a $12 million legal benefit recognized during year-to-date 2020 and
●

a $6 million decrease in expense related to liability classified share-based compensation attributable to a decrease in our stock price for the year-to-date period ended September 30, 2020 compared to an increase for the same period in 2019.

INTEREST EXPENSE

Our interest expense, net of capitalized interest, was:

●	$111 million for third quarter 2020 and $299 million year-to-date 2020;
●	$91 million for third quarter 2019 and $289 million year-to-date 2019.

Interest expense increased by $20 million compared to third quarter 2019 primarily due to a $23 million charge related to the early extinguishment of debt recorded in third quarter 2020.

Interest expense increased by $10 million compared to year-to-date 2019 primarily due to a $22 million increase in charges related to the early extinguishment of debt. This increase was partially offset by $12 million of expense on SPE notes recorded during year-to-date 2019, with no similar activity in 2020.

Refer to Note 9: Long-Term Debt and Line of Credit for further information.

INCOME TAXES

Our provision for income taxes was:

●	a $109 million expense for third quarter 2020 and a $166 million expense year-to-date 2020;
●	a $3 million expense for third quarter 2019 and a $138 million benefit year-to-date 2019.

Our provision for income taxes is primarily driven by earnings (losses) generated by our TRSs. Income tax expense increased by $304 million compared to year-to-date 2019 primarily due to the $109 million tax benefit recognized in 2019 related to our noncash pension settlement charge and stronger current year-to-date earnings. Overall performance results for our business segments can be found in Consolidated Results.

Refer to Note 17: Income Taxes and Note 7: Pension and Other Postretirement Benefit Plans for further information.

LIQUIDITY AND CAPITAL RESOURCES

We are committed to maintaining an appropriate capital structure that provides flexibility and enables us to protect the interests of our shareholders and meet our obligations to our lenders, while also maintaining access to all major financial markets. As of September 30, 2020, we have $787 million in cash and cash equivalents and $1.5 billion of availability on our line of credit, which expires in January 2025. We believe we have sufficient liquidity to meet our cash requirements for the foreseeable future.

In light of the significant uncertainty regarding the duration and magnitude of the effects of the COVID-19 pandemic on our business and our customers, in May 2020, as part of several steps taken to enhance and preserve liquidity and financial flexibility, the board of directors temporarily suspended the quarterly cash dividend.

The board has continued to evaluate the company’s cash flow, liquidity, leverage, customer demand, market conditions, the broader macroeconomic environment, and other factors in assessing opportunities to reinitiate the quarterly cash dividend. Based upon its most recent evaluation of these factors, the board has approved the reinitiation of the company’s quarterly cash dividend within a new implementation framework. Under this new framework, the company intends to pay a quarterly base cash dividend beginning in the fourth quarter 2020 that will be supported by cash flows from the Timberlands and Real Estate, Energy and Natural Resources segments. This base dividend may be supplemented by a variable cash dividend and potential opportunistic share repurchases, as needed, to achieve the company’s targeted annual total return of cash to shareholders. For the fourth quarter 2020, the base cash dividend declared by the board was $0.17 per share. The board will continue to evaluate the cash dividend on a quarterly basis based on this framework and the other factors outlined above.

CASH FROM OPERATIONS

Consolidated net cash from operations was:

●	$1,085 million for year-to-date 2020 and
●	$674 million for year-to-date 2019.

Net cash from operations increased $411 million, primarily due to:

●	increased cash inflows from our business segments and
●	decreased cash used for interest payments.

CASH FROM INVESTING ACTIVITIES

Consolidated net cash from investing activities was:

●	$311 million for year-to-date 2020 and
●	$32 million for year-to-date 2019.

Net cash from investing activities increased $279 million, primarily due to:

●	$145 million of proceeds from the sale of our Montana timberlands during first quarter 2020;
●	a $109 million increase in proceeds received from variable interest entities and
●	a $41 million decrease in cash paid for capital expenditures for property and equipment.

Summary of Capital Spending by Business Segment

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2020	SEPTEMBER 2019
Timberlands	$75	$79
Wood Products	124	148
Unallocated Items	—	14
Total	$199	$241

We expect our net capital expenditures for 2020 will be approximately $280 million. The amount we spend on capital expenditures could change.

CASH FROM FINANCING ACTIVITIES

Consolidated net cash from financing activities was:

●	$(695) million for year-to-date 2020 and
●	$(887) million for year-to-date 2019.

Net cash from financing activities increased $192 million, primarily due to:

●	a $506 million decrease in cash paid for dividends;
●	a $302 million decrease in cash paid related to our monetized SPEs and
●	a $60 million decrease in cash used for share repurchases.

These changes were partially offset by a $424 million increase in cash used for payments on long-term debt and a $245 million increase in net cash payments related to borrowings on our line of credit.

Line of Credit

We had no outstanding borrowings on our credit facility as of September 30, 2020. As of December 31, 2019, we had $230 million of outstanding borrowings on our $1.5 billion five-year senior unsecured revolving credit facility. This credit facility expires in January 2025.

Refer to Note 9: Long-Term Debt and Line of Credit for further information.

Long-Term Debt

In September 2020, we redeemed our $325 million 3.25 percent notes due in March 2023.

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

As of September 30, 2020, of our $6.0 billion of long-term debt, only $225 million in term loan borrowings are governed by a debt agreement that utilizes LIBOR as one of the alternative applicable rates. We therefore do not believe that the discontinuation of LIBOR as a reference rate in our debt agreements will have a material adverse effect on our financial position or materially affect our interest expense.

Debt Covenants

As of September 30, 2020, Weyerhaeuser Company was in compliance with its debt covenants. There have been no significant changes to the debt covenants presented in our 2019 Annual Report on Form 10-K for our existing long-term debt instruments, and we expect to remain in compliance with our debt covenants for the foreseeable future.

Option Exercises

We received cash proceeds from the exercise of stock options of:

●	$9 million for year-to-date 2020 and
●	$8 million for year-to-date 2019.

Our average stock price was $24.67 and $25.57 for year-to-date 2020 and 2019, respectively.

Dividend Payments

We paid cash dividends on common shares of:

●	$254 million for year-to-date 2020 and
●	$760 million for year-to-date 2019.

This decrease in dividends paid is due to the temporary suspension of the quarterly dividend that was announced in second quarter 2020.

Share Repurchases

During year-to-date 2020, we did not repurchase shares. During year-to-date 2019, we repurchased over 2.3 million common shares for approximately $60 million under the 2019 Repurchase Program. There were no unsettled repurchases as of September 30, 2020 or December 31, 2019. Refer to Note 4: Net Earnings (Loss) Per Share and Share Repurchases for further information.

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

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2020	SEPTEMBER 2019	2020 VS. 2019	SEPTEMBER 2020	SEPTEMBER 2019	2020 VS. 2019
Adjusted EBITDA by Segment:
Timberlands	$130	$154	$(24)	$443	$522	$(79)
Real Estate & ENR	60	60	—	218	237	(19)
Wood Products	615	123	492	997	366	631
	805	337	468	1,658	1,125	533
Unallocated Items	(60)	(29)	(31)	(114)	(109)	(5)
Adjusted EBITDA	$745	$308	$437	$1,544	$1,016	$528

We reconcile Adjusted EBITDA to net earnings (loss) for the consolidated company and to operating income (loss) for the business segments, as those are the most directly comparable U.S. GAAP measures for each.

The table below reconciles Adjusted EBITDA for the quarter ended September 30, 2020:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$283
Interest expense, net of capitalized interest(1)					111
Income taxes					109
Net contribution (charge) to earnings	$(11)	$17	$566	$(69)	$503
Non-operating pension and other postretirement benefit costs	—	—	—	9	9
Interest income and other	—	—	—	(2)	(2)
Operating income (loss)	(11)	17	566	(62)	510
Depreciation, depletion and amortization	61	3	49	2	115
Basis of real estate sold	—	40	—	—	40
Special items included in operating income (loss)(2)	80	—	—	—	80
Adjusted EBITDA	$130	$60	$615	$(60)	$745
(1)	Interest expense, net of capitalized interest includes a pretax special item of $23 million related to a charge for the early extinguishment of debt.
(2)	Operating income (loss) includes a pretax special item consisting of an $80 million timber casualty loss.

The table below reconciles Adjusted EBITDA for the quarter ended September 30, 2019:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$99
Interest expense, net of capitalized interest					91
Income taxes					3
Net contribution (charge) to earnings	$72	$32	$143	$(54)	$193
Non-operating pension and other postretirement benefit costs	—	—	—	15	15
Interest income and other	—	—	—	(6)	(6)
Operating income (loss)	72	32	143	(45)	202
Depreciation, depletion and amortization	82	4	48	1	135
Basis of real estate sold	—	24	—	—	24
Special items included in operating income (loss)(1)	—	—	(68)	15	(53)
Adjusted EBITDA	$154	$60	$123	$(29)	$308
(1)	Operating income (loss) includes pretax special items consisting of a $68 million product remediation insurance recovery within Wood Products and a $15 million legal charge within Unallocated Items.

The table below reconciles Adjusted EBITDA for the year-to-date period ended September 30, 2020:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$505
Interest expense, net of capitalized interest(1)					299
Income taxes					166
Net contribution (charge) to earnings	$169	$72	$859	$(130)	$970
Non-operating pension and other postretirement benefit costs	—	—	—	28	28
Interest income and other	—	—	—	(5)	(5)
Operating income (loss)	169	72	859	(107)	993
Depreciation, depletion and amortization	194	10	146	5	355
Basis of real estate sold	—	136	—	—	136
Special items included in operating income (loss)(2)	80	—	(8)	(12)	60
Adjusted EBITDA	$443	$218	$997	$(114)	$1,544
(1)	Interest expense, net of capitalized interest includes pretax special items of $34 million related to charges for the early extinguishment of debt.
(2)

Operating income (loss) includes pretax special items consisting of a $12 million noncash legal benefit within Unallocated Items, an $8 million product remediation insurance recovery within Wood Products and an $80 million timber casualty loss within Timberlands.

The table below reconciles Adjusted EBITDA for the year-to-date period ended September 30, 2019:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net loss					$(62)
Interest expense, net of capitalized interest(1)					289
Income taxes					(138)
Net contribution (charge) to earnings	$294	$122	$293	$(620)	$89
Non-operating pension and other postretirement benefit costs(2)	—	—	—	495	495
Interest income and other	—	—	—	(22)	(22)
Operating income (loss)	294	122	293	(147)	562
Depreciation, depletion and amortization	228	10	141	3	382
Basis of real estate sold	—	105	—	—	105
Special items included in operating income (loss)(3)	—	—	(68)	35	(33)
Adjusted EBITDA	$522	$237	$366	$(109)	$1,016
(1)	Interest expense, net of capitalized interest includes a pretax special item of $12 million related to a charge for the early extinguishment of debt.
(2)

Non-operating pension and other postretirement benefit costs includes a pretax special item consisting of a $449 million noncash settlement charge related to the transfer of approximately $1.5 billion of U.S. qualified pension plan assets and liabilities to an insurance company through the purchase of a group annuity contract.

(3)	Operating income (loss) includes pretax special items consisting of a $68 million product remediation insurance recovery within Wood Products and $35 million of legal charges within Unallocated Items.

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

Net Earnings Before Special Items

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2020	SEPTEMBER 2019	SEPTEMBER 2020	SEPTEMBER 2019
Net earnings (loss)	$283	$99	$505	$(62)
Early extinguishment of debt charges	23	—	34	9
Legal charges (benefits)	—	11	(12)	26
Pension settlement charges	—	—	—	340
Product remediation recoveries	—	(51)	(6)	(51)
Timber casualty loss	80	—	80	—
Net earnings before special items	$386	$59	$601	$262

Net Earnings per Diluted Share Before Special Items

	QUARTER ENDED		YEAR-TO-DATE ENDED
	SEPTEMBER 2020	SEPTEMBER 2019	SEPTEMBER 2020	SEPTEMBER 2019
Net earnings (loss) per diluted share	$0.38	$0.13	$0.68	$(0.08)
Early extinguishment of debt charges	0.03	—	0.05	0.01
Legal charges (benefits)	—	0.02	(0.02)	0.04
Pension settlement charges	—	—	—	0.46
Product remediation recoveries	—	(0.07)	(0.01)	(0.07)
Timber casualty loss	0.11	—	0.11	—
Net earnings per diluted share before special items	$0.52	$0.08	$0.81	$0.36

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

Summary of Long-Term Indebtedness Principal Obligations as of September 30, 2020

DOLLAR AMOUNTS IN MILLIONS	2020	2021	2022	2023	2024	THEREAFTER	TOTAL(1)	FAIR VALUE
Fixed-rate debt	$—	$150	$—	$1,551	$—	$4,074	$5,775	$7,194
Average interest rate	—%	9.00%	—%	5.26%	—%	6.19%	6.01%	N/A
Variable-rate debt	$—	$—	$—	$—	$—	$225	$225	$225
Average interest rate	—%	—%	—%	—%	—%	1.75%	1.75%	N/A
(1)	Excludes $26 million of unamortized discounts, capitalized debt expense and business combination fair value adjustments.

Item 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The company’s principal executive officer and principal financial officer have concluded that the company’s disclosure controls and procedures were effective as of September 30, 2020, based on an evaluation of the company’s disclosure controls and procedures as of that date.

CHANGES IN INTERNAL CONTROLS

No changes occurred in the company’s internal control over financial reporting during year-to-date 2020 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Refer to Note 11: Legal Proceedings, Commitments and Contingencies.

Item 1A. RISK FACTORS

The following supplements and updates the risk factors in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II,  Item 1A, “Risk Factors,” of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020. If any of the risks discussed below or in our Annual Report on Form 10-K occur, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected.

Homebuilding Market and Economic Risks

We face risks related to COVID-19 and other health epidemics and outbreaks, which may adversely affect our business, results of operations and financial condition.

We face risks related to health epidemics and other outbreaks, including the global outbreak of a novel strain of coronavirus (“COVID-19”). In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The outbreak spread widely throughout the United States and other regions of the world. In response, federal, state and local governments in the United States, as well as governments throughout the world, declared states of emergency and ordered preventative measures to contain and mitigate the spread of the virus. These measures, which have included shelter-in-place and similar mandates for individuals and closure or curtailment of many businesses, have caused significant economic disruption as well as disruption and volatility in global capital markets, which could worsen. As a result, there have been periodic adverse effects on the demand for our timber and wood products and disruptions to our supply chain and the manufacturing, distribution and export of our timber and wood products, all of which could worsen in the future. Any one or more of these consequences of COVID-19, as well as other unpredictable events, could materially adversely affect our business, results of operations, cash flows and financial condition. The COVID-19 outbreak continues to rapidly evolve, with periods of improvement followed by periods of higher infection rates in various geographical locations throughout the world. The extent to which COVID-19 may further impact our business, results of operations, cash flows and financial condition, as well as our plans and decisions relating to various capital expenditures, other discretionary items and capital allocation priorities, including the timing and amount of our dividends to shareholders, are therefore highly uncertain and will depend on future developments, which cannot be predicted with confidence. Such developments include, but are not limited to, the future rate of occurrence or mutation of COVID-19 or the outbreak of another virulent disease, continuation of or changes in governmental responses to disease outbreak, the duration of disease outbreak, the timing and effectiveness of treatment and testing options, including availability of a vaccine, and consequential restrictions, business disruptions and the effectiveness of responsive actions taken in the United States and other countries to contain and manage the disease. The impacts of the outbreak and related restrictions have led to a significant increase in national unemployment since the outset of the pandemic. An extended continuation or worsening of domestic unemployment may adversely affect demand for our products and thus negatively impact our business, results of operations, cash flows and financial condition. In addition, the impact of COVID-19 or other virulent disease may also trigger the occurrence, or exacerbate, other risks discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, any of which could have a material adverse effect on our business, results of operation, cash flows and financial condition. For a more detailed discussion on the current effects of COVID-19 on our business and operations, see our discussion under Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) – Economic and Market Conditions Affecting our Operations.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

There were no share repurchases during third quarter 2020.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

10.1	2011 Fee Deferral Plan for Directors of Weyerhaeuser Company (Amended and Restated Effective August 14, 2020).*

10.2	Weyerhaeuser Company 2013 Long-Term Incentive Plan (Amended and Restated Effective August 14, 2020).*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, has been formatted in Inline XBRL.

* Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYERHAEUSER COMPANY
(Registrant)

Date: October 30, 2020	By:	/s/ David M. Wold
David M. Wold
Vice President and Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)