Form 10-K
period 2020-12-31
WEYERHAEUSER CO
filed 2021-02-19
CIK 106535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes    ☒  No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based on the closing sale price as of the last business day of the most recently completed second fiscal quarter ended on June 30, 2020, as reported on the New York Stock Exchange Composite Price Transactions, was approximately $16.8 billion.

As of February 8, 2021, 747,768 thousand shares of the registrant’s common stock ($1.25 par value) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Notice of the 2021 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held May 14, 2021, are incorporated by reference into Part III.

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K

OUR BUSINESS

We are one of the world's largest private owners of timberlands. We own or control 10.7 million acres of timberlands in the U.S. and manage an additional 14.1 million acres of timberlands under long-term licenses in Canada. We manage these timberlands on a sustainable basis in compliance with internationally recognized forestry standards. Our objective is to maximize the long-term value of timberlands we own. We analyze each timberland acre comprehensively to understand its highest-value use. We realize this value in many ways, most notably through growing and harvesting the trees, but also by selling properties when we can create incremental value. In addition, we focus on opportunities to realize value through lease and royalty agreements for the surface and subsurface rights that exist in our ownership.

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

Sustainability and citizenship are part of our core values. In addition to practicing sustainable forestry, we focus on increasing energy and resource efficiency, reducing greenhouse gas emissions, conserving natural resources and offering sustainable products that meet our customers' needs. We operate with world-class safety results, actively support the communities in which we operate and strive to communicate transparently with our investors and other stakeholders. We are one of only two North American forest products companies included on the Dow Jones Sustainability North America Index, and we are also recognized for our leading performance in the areas of ethics, citizenship and gender equality.

This portion of our Annual Report on Form 10-K provides detailed information about who we are and what we do. Unless otherwise specified, current information reported in this Form 10-K is as of or for the fiscal year ended December 31, 2020. Throughout this Form 10-K, unless specified otherwise, references to “we,” “our,” “us” and “the company” refer to the consolidated company. We break out financial information such as revenues, earnings and assets by the business segments that comprise our company. We also discuss the geographic areas where we do business.

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

REAL ESTATE INVESTMENT TRUST (REIT)

Our company is a REIT and REIT income can be distributed to shareholders without first paying corporate level tax, substantially eliminating the double taxation on income. We expect to derive most of our REIT income from our timberlands, including gains from the sales of our standing timber and rent from recreational leases. We continue to be required to pay federal corporate income taxes on earnings of our Taxable REIT Subsidiaries (TRSs), which include our Wood Products segment and a portion of our Timberlands and Real Estate, Energy and Natural Resources segments.

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 1

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

EFFECT OF MARKET CONDITIONS

The health of the U.S. housing market strongly affects the performance of all our business segments. Wood Products primarily sells into the new residential building and repair and remodel markets. Demand for sawlogs within our Timberlands segment is directly affected by domestic production of wood-based building products as well as export markets. Seasonal weather patterns impact the level of construction activity in the U.S., generally characterized by a reduction in activity during the winter months, which in turn affects the demand for our logs and wood products. Real Estate is affected by the health of the U.S. economy and the local real estate market conditions, such as the level of supply or demand for properties sharing the same or similar characteristics as our timberlands. Energy and Natural Resources is affected by underlying demand for commodities, including oil, natural gas and minerals.

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

HUMAN CAPITAL AND TALENT MANAGEMENT

Our human capital and talent management practices strive to attract and retain diverse and talented people. Since we depend so much on our people, we focus on ensuring that we create and maintain a safe and inclusive work environment in which our employees have opportunities to develop and reach their potential.

OUR PEOPLE BY THE NUMBERS

As of December 31, 2020, we employed 9,372 employees, including 7,971 in the United States, 1,389 in Canada, and 12 in Japan. Of these employees, 2,421 are members of unions covered by multi-year collective-bargaining agreements.

Our employees by business segment were as follows:

SEGMENT	NUMBER OF EMPLOYEESS
Timberlands	1,289
Real Estate & ENR	67
Wood Products	7,220
Corporate	796
Total	9,372

SAFETY

Our highest priority is the safety of our employees, contractors and all others who come into contact with our daily operations. Our industry-leading safety results are driven by:

•	caring leadership with a safety-focused “tone at the top”;
•	robust safety policies and practices;
•	engaged employees with regular safety training and education and

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 2

•	a strong company-wide focus on identifying and reducing hazards and risks.

We regularly review safety incidents, risk-identification reports and “near-miss” incidents and apply key learnings across our organization. Our efforts have resulted in a significant and sustained reduction in the number and severity of recordable injuries. This includes a drop in our Recordable Incident Rate, which is the number of Occupational Safety and Health Administration-defined recordable injuries/illnesses that occur in 100 workers working in one year, from 10 in 1990 to 1.56 in 2020. We remain relentlessly focused on achieving our goal of creating an injury-free workplace.

In 2020, our continued focus on workplace safety enabled us to quickly implement additional protocols to safeguard the health of our employees and preserve business continuity during the COVID-19 pandemic.

PEOPLE DEVELOPMENT

We focus a great deal of energy and resources on the training and development of our people. We also connect key human capital management priorities, such as succession planning, leadership development and critical role placement, with our executive compensation programs by including these and related priorities in our senior executives’ annual cash bonus plan goals. To support our people development objectives we:

•	partner with our employees on individual development plans and provide a wide range of individual development tools;
•	annually enroll hundreds of our front-line, mid-level and future executive leaders in development programs;
•	engage in rigorous internal talent assessment and succession planning and
•	monitor and regularly review our strategies and action plans to address any workforce gaps in our organization, including gender, race and other underrepresented groups.

We also believe in the 70-20-10 approach to professional growth. This model acknowledges that at least 70 percent of development occurs on the job through direct experience and skill-building. Another 20 percent comes from focused relationship-building and exposure to projects, processes and perspective outside one’s normal expertise. The final 10 percent is focused on targeted training courses and development programs that help our employees achieve their own specific career goals. In 2020, our employees logged 31,415 hours of training in our online learning management system, which tracks both virtual and classroom courses delivered. In addition, we offer three classroom-based leadership development programs that focus on helping current and future leaders build these skills. We typically enroll hundreds of leaders in these in-person programs each year. However, in 2020 due to COVID-related health and safety restrictions, we converted our programs into virtual formats where viable. In addition, we developed “Leading Through Uncertainty” training to help leaders effectively manage their teams through the many challenges of 2020, and we offered several virtual seminars on managing stress and work/life balance.

DIVERSITY, EQUITY AND INCLUSION

We are taking action to increase diversity at all levels of our company, create a truly inclusive environment and secure, preserve and promote equity for our employees.

To help us accelerate progress in creating a truly inclusive work culture at Weyerhaeuser, we identified inclusion as one of our five core values in 2019 and formed an Inclusion Council of 20 diverse employees from across our company to help provide insights and recommendations to our senior management team. We have six focus areas: leadership and accountability; equitable practices and policies; recruiting and hiring; training and development; communication and culture; and affinity and connection. We have set targets for improvement in each category which are reviewed and reset annually. Our practices for achieving and maintaining a strong, diverse and inclusive workplace culture also include:

•	“no tolerance” policies regarding discrimination and harassment of employees, suppliers, customers and visitors;
•	third-party reviews of pay equity;
•	removal of names from resumes and creation of diverse hiring teams;
•	mandatory training on unconscious bias and harassment prevention;
•	ongoing company-wide communication on the importance of inclusion and
•	regular company-wide surveys and other means of anonymously collecting candid feedback to assist us in evaluating our progress and addressing any identified gaps.

Excluding temporary hires and part-time employees, in 2020, 40 percent of the company’s new U.S. hires met the company’s criteria for diversity, which includes race, ethnicity, gender and disability status. In response to our annual feedback survey conducted for 2020, 82 percent of our employees agreed their work environment is inclusive.

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 3

COMPANY CULTURE

We consider our strong company culture to be a competitive advantage. We are intentional in our efforts to preserve the key positives of our workplace environment, as well as continuously improving and evolving our culture. At the heart of our culture is an unwavering commitment to our core values — safety, integrity, citizenship, sustainability and inclusion. Most of these values have been ingrained in our culture for many decades; they are cited often by our employees and are visible throughout our organization. We also embrace five key behaviors that shape our culture and guide how we work together — urgency, accountability, courage, simplicity and innovation. To assess the health of our culture, we conduct regular company-wide surveys to collect candid feedback from employees and assess overall engagement. In 2020, our overall engagement score was 85 percent and our average score on questions about the strength of our values was 83 percent. Another indicator we monitor to assess the strength of our company culture is voluntary turnover, which was only 6.5 percent in 2020.

COMPETITIVE PAY & BENEFITS

We offer competitive compensation and benefits packages based on experience, knowledge and skill level that are designed to attract and retain talented employees and reward superior performance. Some of our benefits include paid parental leave, company match for retirement plans, comprehensive medical and dental coverage and paid time off.

WHAT WE DO

This section provides information about how we:

•	grow and harvest trees,
•	maximize the value of every acre we own and
•	manufacture and sell wood products.

For each of our business segments, we provide details about what we do, where we do it, how much we sell and where we are headed.

TIMBERLANDS

Our Timberlands segment manages 10.7 million acres of private commercial timberlands in the U.S. We own 9.9 million of those acres and control the remaining acres through long-term contracts. In addition, we have renewable, long-term licenses on 14.1 million acres of Canadian timberlands.

WHAT WE DO

Forestry Management

Our Timberlands segment:

•

plants seedlings to reforest harvested areas using the most effective regeneration method for the site and species (natural regeneration is employed and managed in parts of Canada and the northern U.S.);

•	manages our timberlands as the trees grow to maturity;
•	harvests trees to be converted into wood products, such as lumber, pellets, pulp and paper;
•	manages the health of our forests to sustainably maximize harvest volumes, minimize risks, and protect unique environmental, cultural, historical and recreational value and
•	offers recreational access.

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

Competitive factors within each of our market areas generally include price, species, grade, quality, proximity to wood-consuming facilities and the ability to consistently meet customer requirements. We compete in the marketplace through our ability to provide customers with a consistent and reliable supply of high-quality logs at scale volumes and competitive prices. Our customers also value our status as a Sustainable Forestry Initiative® (SFI) certified supplier.

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

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 4

Canadian Forestry Operations

In Canada, we manage timberlands under long-term licenses that serve as the primary source of raw material for our manufacturing facilities in various provinces. When we harvest trees, we pay the provinces at stumpage rates set by the government. We transfer logs to our manufacturing facilities at cost and do not generate any significant profit from the harvest of timber from our licensed acres in Canada.

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

Timber	Standing timber is sold to third parties through stumpage sales.
Recreational leases	Timberlands are leased or permitted for recreational purposes.
Other products	Seed and seedlings grown in the U.S. and wood chips.

HOW WE MEASURE OUR PRODUCT

We use multiple units of measure when transacting business including:

•	Thousand board feet (MBF) — used in the West to measure the expected lumber recovery from a tree or log and
•	Green tons (GT) — used in the South to measure weight; factors used for conversion to product volume can vary by species, size, location and season.

We report Timberlands volumes in ton equivalents.

WHERE WE DO IT

As of December 31, 2020, we sustainably managed timberlands in 18 states. This included owned or contracted acres in the following locations:

•	2.7 million acres in the western U.S. (Oregon and Washington);
•	6.8 million acres in the southern U.S. (Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, Oklahoma, South Carolina, Texas and Virginia) and
•	1.2 million acres in the northern U.S. (Maine, New Hampshire, Vermont, West Virginia and Wisconsin).

In Canada, we manage timberlands under long-term licenses that provide raw material for our manufacturing facilities. These licenses are in Alberta, British Columbia, Ontario and Saskatchewan.

Our total timber inventory — including timber on owned and contracted land — is approximately 593 million tons. This timber inventory does not translate into a specific amount of lumber or panel products because the quantity of end products varies according to the age, species, size and quality of the timber and will change over time as these variables adjust.

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

We also own and operate nurseries and seed orchards in Alabama, Arkansas, Georgia, Louisiana, Mississippi, Oregon, South Carolina and Washington.

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 5

Summary of 2020 Standing Timber Inventory

GEOGRAPHIC AREA	MILLIONS OF TONS AT DECEMBER 31, 2020
TOTAL INVENTORY(1)
U.S.:
West
Douglas fir/Cedar	159
Whitewood	30
Hardwood	13

Total West	202
South
Southern yellow pine	264
Hardwood	85

Total South	349
North
Conifer	17
Hardwood	25

Total North	42

Total Company	593

(1)	Inventory includes all conservation and non-harvestable areas.

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 6

Summary of 2020 Timberland Locations

GEOGRAPHIC AREA	THOUSANDS OF ACRES AT DECEMBER 31, 2020

	FEE OWNERSHIP	LONG-TERM CONTRACTS	TOTAL ACRES(1)
U.S.:
West
Oregon	1,453	—	1,453
Washington	1,278	—	1,278

Total West	2,731	—	2,731
South
Alabama	380	198	578
Arkansas	1,207	18	1,225
Florida	221	85	306
Georgia	601	50	651
Louisiana	1,013	350	1,363
Mississippi	1,124	39	1,163
North Carolina	560	—	560
Oklahoma	493	—	493
South Carolina	275	—	275
Texas	16	2	18
Virginia	123	—	123

Total South	6,013	742	6,755
North
Maine	835	—	835
New Hampshire	24	—	24
Vermont	86	—	86
West Virginia	254	—	254
Wisconsin	3	—	3

Total North	1,202	—	1,202

Total Company	9,946	742	10,688

(1)	Acres include all conservation and non-harvestable areas.

We provide a year-round flow of logs to internal and external customers. We sell grade and fiber logs to manufacturers that produce a diverse range of products. We also sell standing timber to third parties and lease land for recreational purposes. Most of our timberlands are strategically located to take advantage of road, logging and transportation systems for efficient delivery of logs to customers.

Western United States

Our Western timberlands are well situated to serve the wood products and pulp markets in Oregon and Washington. For the year ended December 31, 2020, we sold 30 percent of our total Western log sales volume internally. Additionally, our location on the West Coast provides access to higher-value export markets for Douglas fir and whitewood logs to Japan, China and Korea. Our largest export market is Japan, where Douglas fir is the preferred species for higher-valued post and beam homebuilding. The size and quality of our Western timberlands, coupled with their proximity to several deep-water port facilities, competitively positions us to meet the needs of Pacific Rim log markets.

Our holdings are composed primarily of Douglas fir, a species highly valued for its structural strength, stiffness and appearance. Most of our lands are located on the west side of the Cascade Mountain Range with soil and rainfall conditions considered favorable for growing this species. Our standing timber inventory is comprised of 79 percent Douglas fir, 15 percent whitewood and 6 percent hardwood.

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

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 7

2020 Western U.S. Inventory by Species

2020 Western U.S. Inventory by Age / Species

MILLIONS OF TONS
60
50
40
30
20
10
0
AGE (in years)
0-9
10-19
20-29
30-39
40-49
50-59
60-89
90-134
135+
DOUGLAS FIR/CEDAR
WHITEWOOD
HARDWOOD

Note: Inventory charted inlcudes all conservation and non-harvestable areas.

The average age of timber harvested from our Western timberlands in 2020 was 49 years. In accordance with our sustainable forestry practices, we harvest and replant approximately 2 percent of our Western acreage each year.

Southern United States

Our Southern timberland ownership, covering 11 states, is well situated to serve domestic wood products and pulp markets, including third-party customers and our own mills. For the year ended December 31, 2020, we sold 22 percent of our total Southern log sales volume internally. Additionally, our Atlantic and Gulf coastal locations position us to serve an emerging Asian log export market. Our standing timber inventory is comprised of 76 percent Southern yellow pine and 24 percent hardwoods.

Operationally, we focus on efficiently harvesting and hauling logs from our ownership and capitalizing on our scale and supply chain expertise to consistently and reliably serve a broad range of customers through seasonal and weather-related events year-round.

We lease approximately 93 percent of our owned Southern acreage for recreational purposes.

2020 Southern U.S. Inventory by Species

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 8

2020 Southern U.S. Inventory by Age / Species

MILLIONS OF TONS
75
60
45
30
15
0
AGE (in years)
0–4
5–9
10–14
15–19
20–24
25–29
30+
SOUTHERN YELLOW PINE
HARDWOOD

Note: Inventory charted includes all conservation and non-harvestable areas.

The average age of timber harvested from our Southern timberlands in 2020 was 29 years. In accordance with our sustainable forestry practices, we harvest and replant approximately 3 percent of our acreage each year in the South.

Northern United States

Our Northern timberlands acres contain a diverse mix of temperate broadleaf hardwoods and mixed conifer species across timberlands located in five states. We grow over 50 species and market over 500 product grades to a diverse mix of customers.

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

2020 Northern U.S. Inventory by Species

2020 Northern U.S. Inventory by Age / Species

MILLIONS OF TONS

15
10
5
0
AGE (in years)
0–9
10-19
20-29
30-39
40-49
50-59
60-89
90-134
135+
HARDWOOD
CONIFER

Note: Inventory charted includes all conservation and non-harvestable areas.

The average age of timber harvested from our Northern timberlands in 2020 was 53 years. Timber harvested in the North is sold predominantly as delivered logs to domestic mills, including our manufacturing facilities. For the year ended December 31, 2020, we sold 7 percent of our total

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 9

Northern log sales volume internally. In accordance with our sustainable forestry practices, we harvest approximately 1 percent of our acreage each year in the North.

Canada — Licensed Forestlands

We manage forestlands in Canada under long-term licenses from the provincial governments to secure volume for our manufacturing facilities in various provinces. The provincial governments regulate the volume of timber that may be harvested each year through Annual Allowable Cuts (AAC), which are updated every 10 years. As of December 31, 2020, our AAC by province was:

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

Summary of License Arrangements

GEOGRAPHIC AREA	THOUSANDS OF ACRES AT DECEMBER 31, 2020
TOTAL ACRES
Province:
Alberta	5,399
British Columbia	1,166
Ontario(1)	2,574
Saskatchewan(1)	4,987

Total Canada	14,126

(1)	License is managed by partnership.

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

Five-Year Summary of Timberlands Fee Harvest Volumes

FEE HARVEST VOLUMES IN THOUSANDS OF TONS
	2020	2019	2018	2017	2016
West(1)	8,542	9,237	9,571	10,083	11,083
South	23,149	26,278	26,708	27,149	26,343
North(2)	1,226	2,042	2,129	2,205	2,044
Uruguay(3)	—	—	—	822	1,119
Other(4)	—	—	—	1,384	701

Total	32,917	37,557	38,408	41,643	41,290

(1)	Western logs are primarily transacted in thousand board feet (MBF) but are converted to ton equivalents for external reporting purposes.
(2)

In November 2019, we sold our Michigan timberlands and in March 2020, we sold our Montana timberlands. Refer to Note 4: Timberland Acquisitions and Divestitures for further information on these divestitures.

(3)	In September 2017, we divested our Uruguay operations.
(4)	Other consisted of volumes managed for the Twin Creeks Venture. Our management agreement for the Twin Creeks Venture began in April 2016 and terminated in December 2017.

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 10

Five-Year Summary of Timberlands Fee Harvest Volumes - Percentage of Grade and Fiber

PERCENTAGE OF GRADE AND FIBER
		2020	2019	2018	2017	2016
West	Grade	90%	89%	90%	89%	87%
	Fiber	10%	11%	10%	11%	13%
South	Grade	48%	49%	51%	52%	52%
	Fiber	52%	51%	49%	48%	48%
North(1)	Grade	49%	37%	46%	49%	47%
	Fiber	51%	63%	54%	51%	53%
Uruguay(2)	Grade	—%	—%	—%	69%	66%
	Fiber	—%	—%	—%	31%	34%
Other(3)	Grade	—%	—%	—%	47%	45%
	Fiber	—%	—%	—%	53%	55%

Total	Grade	60%	59%	62%	63%	64%
	Fiber	40%	41%	38%	37%	36%

(1)

In November 2019, we sold our Michigan timberlands and in March 2020, we sold our Montana timberlands. Refer to Note 4: Timberland Acquisitions and Divestitures for further information on these divestitures.

(2)	In September 2017, we divested our Uruguay operations.
(3)	Other consisted of volumes managed for the Twin Creeks Venture. Our management agreement for the Twin Creeks Venture began in April 2016 and terminated in December 2017.

HOW MUCH WE SELL

Our net sales to unaffiliated customers over the last two years were:

•	$1.5 billion in 2020 and
•	$1.6 billion in 2019.

Our intersegment sales over the last two years were:

•	$471 million in 2020 and
•	$503 million in 2019.

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 11

Five-Year Summary of Net Sales for Timberlands

NET SALES IN MILLIONS OF DOLLARS
	2020	2019	2018	2017	2016
Net sales to unaffiliated customers:
Delivered logs:
West	$720	$740	$987	$915	$865
South	573	640	625	616	566
North(1)	52	92	99	95	91
Other(2)	—	—	—	23	14

Total	1,345	1,472	1,711	1,649	1,536
Stumpage and pay-as-cut timber	19	42	59	73	85
Uruguay operations(3)	—	—	—	63	79
Recreational lease revenue	63	61	59	59	44
Other products(4)	39	43	44	49	36

Subtotal net sales to unaffiliated customers	1,466	1,618	1,873	1,893	1,780
Intersegment net sales	471	503	537	522	592

Total	$1,937	$2,121	$2,410	$2,415	$2,372

(1)

In November 2019, we sold our Michigan timberlands and in March 2020, we sold our Montana timberlands. Refer to Note 4: Timberland Acquisitions and Divestitures for further information on these divestitures.

(2)	Other delivered logs included sales from timberlands managed for the Twin Creeks Venture. Our management agreement for the Twin Creeks Venture began in April 2016 and terminated in December 2017.
(3)	In September 2017, we divested our Uruguay operations.
(4)	Other products include sales of seeds and seedlings from our nursery operations and wood chips.

Five-Year Trend for Total Net Sales in Timberlands

NET SALES IN MILLIONS OF DOLLARS
$2,000
$1,500
$1,000
$500
$0
$1,780
$1,893
$1,873
$1,618
$1,466
$592
$522
$537
$503
$471
2016
2017
2018
2019
2020
INTERSEGMENT SALES
SOUTHERN LOGS
WESTERN LOGS
NORTHERN LOGS
ALL OTHER PRODUCTS

Percentage of 2020 Sales Dollars to Unaffiliated Customers

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 12

Log Sales Volume

Our sales volume includes fee timber as well as logs purchased in the open market.

Our log sales volumes to unaffiliated customers over the last two years were:

•	24,332 thousand tons in 2020 and
•	26,963 thousand tons in 2019.

We sell three grades of logs — domestic grade, domestic fiber and export. Factors that may affect log sales in each of these categories include:

•

domestic grade log sales — lumber usage, primarily for housing starts and repair and remodel activity, the needs of our own mills and the availability of logs from both outside markets and our own timberlands;

•	domestic fiber log sales — demand for wood chips by pulp mills, containerboard mills, pellet mills and oriented strand board mills and
•	export log sales — the level of housing starts in Japan and construction in China, as well as availability of logs from other countries, particularly for China.

Five-Year Summary of Log Sales Volume to Unaffiliated Customers

SALES VOLUME IN THOUSANDS
	2020	2019	2018	2017	2016
Logs – tons:
West(1)	6,506	7,173	7,858	8,202	8,713
South	16,954	18,232	18,008	17,895	15,967
North(2)	872	1,558	1,628	1,574	1,500
Uruguay (3)	—	—	—	291	470
Other (4)	—	—	—	693	122

Total	24,332	26,963	27,494	28,655	26,772

(1)	Western logs are primarily transacted in thousand board feet (MBF) but are converted to ton equivalents for external reporting purposes.
(2)

In November 2019, we sold our Michigan timberlands and in March 2020, we sold our Montana timberlands. Refer to Note 4: Timberland Acquisitions and Divestitures for further information on these divestitures.

(3)	In September 2017, we divested our Uruguay operations.
(4)	Other delivered logs included sales from timberlands managed for the Twin Creeks Venture. Our management agreement for the Twin Creeks Venture began in April 2016 and terminated in December 2017.

Log Prices

Domestic and export grade logs are sold at market prices to unaffiliated customers or our internal mills. The majority of our log sales to unaffiliated customers involve sales to domestic sawmills and the export market. Log prices in the following tables are on a delivered (mill) basis.

Five-Year Summary of Published Domestic Log Prices (#2 Sawlog Bark On — $/MBF)

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 13

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

REAL ESTATE, ENERGY AND NATURAL RESOURCES

Our Real Estate & ENR segment maximizes the value of our timberland ownership through application of our asset value optimization (AVO) process and captures the full value of surface and subsurface assets, such as construction materials, industrial minerals, oil, natural gas and wind and solar resources.

WHAT WE DO

Real Estate

Properties that exhibit higher use value than commercial timberlands are monetized by our Real Estate business over time. We analyze our existing U.S. timberland holdings using a process we call AVO. We start with understanding the value of a parcel operating as commercial timberlands and then assess the specific real estate attributes of the parcel and its corresponding market. The assessment includes demographics, infrastructure and proximity to amenities and recreation to determine the potential to realize a premium value to commercial timberland. Attributes can evolve over time, and accordingly, the assignment of value and opportunity can change. We continually revisit our AVO assessment for all our timberland acres.

We expect to sell these properties for recreational, conservation, commercial or residential purposes over time. We will entitle a small amount of acres to support development. Development, outside of entitlement activities, is typically performed by third parties. Some of our real estate activities are conducted through our TRSs.

Occasionally, we sell a small amount of timberlands acreage in areas where we choose to reduce our market presence and capture a price that exceeds the value derivable from holding and operating as commercial timberlands. These transactions will vary based on factors including the locations and physical characteristics of the timberlands.

The volume of real estate sales is a function of many factors, including the general state of the economy, demand in local real estate markets, the ability of buyers to obtain financing, the number of competing properties listed for sale, the seasonal nature of sales (particularly in the northern states), the plans of adjacent landowners, our expectation of future price appreciation, the timing of harvesting activities and the availability of government and not-for-profit funding. In any period, the average sales price per acre will vary based on the location and physical characteristics of parcels sold.

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 14

Energy and Natural Resources

We focus on maximizing potential opportunities for construction materials, industrial minerals, renewable energy (including wind and solar energy), oil, natural gas, rights of way easements on our timberlands portfolio and retained mineral interests.

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

HOW MUCH WE SELL

Our net sales to unaffiliated buyers over the last two years were:

•	$276 million in 2020 and
•	$313 million in 2019.

Five-Year Summary of Net Sales for Real Estate, Energy and Natural Resources

NET SALES IN MILLIONS OF DOLLARS(1)
	2020	2019	2018	2017	2016
Net sales:
Real Estate	$202	$225	$229	$208	$172
Energy and Natural Resources	74	89	78	73	54

Total	$276	$314	$307	$281	$226

(1)	Amounts include net sales to unaffiliated buyers as well as intersegment sales.

Five-Year Summary of Real Estate Sales Statistics

REAL ESTATE SALES STATISTICS
	2020	2019	2018	2017	2016
Acres sold	111,898	113,315	131,575	97,235	82,687
Average price per acre	$1,690	$1,848	$1,701	$2,079	$2,072

WHERE WE’RE HEADED

Our competitive strategies include:

•	continuing to apply the AVO process to identify opportunities to capture a premium to timber value;
•	maintaining a flexible, low-cost execution model by continuing to leverage strategic relationships with outside real estate brokers;
•	capturing the full value of our oil and natural gas, aggregates and industrial minerals and wind and solar resources;
•	capitalizing on emerging carbon opportunities and
•	delivering the most value from every acre.

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 15

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

Summary of Wood Products Capacities and Principal Manufacturing Locations as of December 31, 2020

CAPACITIES IN MILLIONS
	PRODUCTION CAPACITY	NUMBER OF FACILITIES	FACILITY LOCATIONS
Structural lumber – board feet	5,225	19	Alabama, Arkansas, Louisiana (2), Mississippi (3), Montana, North Carolina (3), Oklahoma, Oregon (2), Washington (2), Alberta (2), British Columbia
Oriented strand board – square feet (3/8”)	3,140	6	Louisiana, Michigan, North Carolina, West Virginia, Alberta, Saskatchewan
Engineered solid section – cubic feet(1)	42	6	Alabama, Louisiana, Oregon, West Virginia, British Columbia, Ontario
Softwood plywood – square feet (3/8”)(2)	610	3	Arkansas, Louisiana, Montana
Medium density fiberboard – square feet (3/4")	265	1	Montana

(1)

This represents total press capacity. Our engineered solid section facilities also may produce engineered I-joists. In 2020, approximately 25 percent of the total press production was converted into 175 million lineal feet of I-joist.

(2)	All of our plywood facilities also produce veneer.

Production capacities listed represent annual production volume under normal operating conditions and producing a normal product mix for each individual facility.

We also own or lease 18 distribution centers in the U.S. where our products and complementary building products are sold.

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 16

Five-Year Summary of Wood Products Production

PRODUCTION IN MILLIONS
	2020	2019	2018	2017	2016
Structural lumber – board feet	4,666	4,705	4,541	4,509	4,516
Oriented strand board – square feet (3/8”)	3,013	2,969	2,837	2,995	2,910
Engineered solid section – cubic feet	23.0	22.6	24.3	25.1	22.8
Engineered I-joists – lineal feet	175	182	191	213	184
Softwood plywood – square feet (3/8”)	347	386	404	370	396
Medium density fiberboard – square feet (3/4")	200	202	220	232	209

HOW MUCH WE SELL

Revenues of our Wood Products segment come from sales to wood products dealers, do-it-yourself retailers, builders and industrial users. Wood Products net sales were $5.8 billion in 2020 and $4.6 billion in 2019.

Five-Year Summary of Net Sales for Wood Products

NET SALES IN MILLIONS OF DOLLARS
	2020	2019	2018	2017	2016
Structural lumber	$2,602	$1,892	$2,258	$2,058	$1,839
Oriented strand board	1,013	632	891	904	707
Engineered solid section	505	510	521	500	450
Engineered I-joists	316	323	336	336	290
Softwood plywood	171	161	200	176	174
Medium density fiberboard	171	166	177	183	158
Other products produced(1)	336	337	330	325	226
Complementary building products	676	602	584	541	515

Total	$5,790	$4,623	$5,297	$5,023	$4,359

(1)	Other products produced sales include wood chips, other byproducts and third-party residual log sales from our Canadian Forestlands operations.

Five-Year Trend for Total Net Sales in Wood Products

NET SALES IN MILLIONS OF DOLLARS

$6,000
$5,000
$4,000
$3,000
$2,000
$1,000
$0
$4,359
$5,023
$5,297
$4,623
$5,790
2016
2017
2018
2019
2020

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 17

Percentage of 2020 Net Sales Dollars in Wood Products

Wood Products Volume

Five-Year Summary of Sales Volume for Wood Products

SALES VOLUME IN MILLIONS(1)
	2020	2019	2018	2017	2016
Structural lumber – board feet	4,873	4,857	4,684	4,658	4,723
Oriented strand board – square feet (3/8”)	2,956	2,916	2,827	2,971	2,934
Engineered solid section – cubic feet	23.4	23.2	24.3	25.1	23.3
Engineered I-joists – lineal feet	190	192	204	220	195
Softwood Plywood – square feet (3/8”)	414	445	459	453	481
Medium density fiberboard – square feet (3/4")	201	200	212	222	206

(1)	Sales volume includes sales of internally produced products as well as complementary building products sold primarily through our distribution centers.

Wood Products Prices

Prices for commodity wood products — structural lumber, oriented strand board and softwood plywood — increased significantly in 2020 from 2019.

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

•

The supply of commodity building products such as structural lumber, oriented strand board and softwood plywood affects prices. A number of factors can influence supply, including changes in production capacity and utilization rates, weather, raw material supply and availability of transportation.

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 18

The following graphs reflect product price trends for the past five years.

Five-Year Summary of Published Lumber Prices — $/MBF

Five-Year Summary of Published Oriented Strand Board Prices — $/MSF

SELECTED PUBLISHED PRODUCT PRICES

$269
$354
$350
$210
$442
2016
2017
2018
2019
2020
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

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 19

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Adrian M. Blocker, 64, has been senior vice president, Timberlands, since January 2019. Previously, he served as senior vice president, Wood Products, from January 2015 to January 2019. He joined the company in May 2013 as vice president, Lumber. Prior to joining the company, he served as CEO of the Wood Products Council. He has held numerous leadership positions in the industry focused on forest management, fiber procurement, consumer packaging, strategic planning, business development and manufacturing, at companies including West Fraser, International Paper and Champion International.

Russell S. Hagen, 55, has been senior vice president and chief financial officer since February 2016. Previously, he served as senior vice president, Business Development, at Plum Creek from December 2011 to February 2016. Prior to this he was vice president, Real Estate Development, overseeing the development activities of the company's real estate, oil and gas, construction materials and bioenergy businesses. Mr. Hagen began his career with Coopers and Lybrand, where he was a certified public accountant and led the audits of public clients in technology, banking and natural resource industries.

Kristy T. Harlan, 47, has been senior vice president, general counsel and corporate secretary since January 2017. She leads the company's Law department, with responsibility for global legal, compliance, enterprise risk management, procurement and land title functions. Before joining the company, she was a partner at K&L Gates LLP from January 2007 to November 2016. Previously, she worked as an attorney at Preston Gates & Ellis LLP and Akin Gump Strauss Hauer & Feld LLP.

James A. Kilberg, 64, has been senior vice president, Real Estate, Energy and Natural Resources, since April 2016. In this position, he oversees the company's real estate development, land asset management, conservation, mitigation banking, recreational lease management, oil and gas, construction materials, heavy minerals, wind and solar. Prior to joining the company, he served as Plum Creek's senior vice president, Real Estate, Energy and Natural Resources, from 2006 to February 2016, and as Plum Creek’s vice president, Land Management, from 2001 to 2006. Prior to joining Plum Creek, Mr. Kilberg held several executive positions in real estate, asset management and development.

Denise M. Merle, 57, has been senior vice president and chief administration officer since February 2018. Previously, she served as senior vice president, Human Resources and Information Technology, from February 2016 to February 2018 and senior vice president, Human Resources and Investor Relations, from February 2014 to February 2016. She was director, Finance and Human Resources, for the Lumber business from 2013 to 2016. Prior to that, she was director, Compliance & Enterprise Planning, from 2009 to 2013, and director, Internal Audit, from 2004 to 2009. She has also held various roles in the company's paper and packaging businesses, including finance, capital planning and analysis, and business development. She is a licensed CPA in the state of Washington.

Keith J. O'Rear, 58, has been senior vice president, Wood Products, since January 2019. Previously, he was vice president of Wood Products sales and marketing from 2017 to 2018 and vice president of Wood Products Manufacturing for the company's Mid-South region from 2014 to 2017. Mr. O'Rear led the company's Timberlands operations in Oklahoma and Arkansas from 2013 to 2014, and prior to that he held various manufacturing leadership roles at the company's lumber mills in Dierks, Arkansas, and Idabel, Oklahoma. He also led a variety of initiatives for the company in the areas of safety, reliability, strategic planning and large capital projects.

Devin W. Stockfish, 47, has been president and chief executive officer and a member of the company’s board of directors since January 2019. Previously, he served as senior vice president, Timberlands, from January 2018 to December 2018 and as vice president, Western timberlands, from January 2017 to December 2017. He also served as senior vice president, general counsel and corporate secretary, from July 2014 to December 2016 and as assistant general counsel from March 2013 to July 2014. Before joining the company in March 2013, he was vice president and associate general counsel at Univar Inc. where he focused on mergers and acquisitions, corporate governance and securities law. Previously, he was an attorney in the law department at Starbucks Corporation and practiced corporate law at K&L Gates LLP. Before he began practicing law, Mr. Stockfish was an engineer with the Boeing Company.

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 20

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

Such actions could increase our operating costs and affect timber supply and prices in general. To date, we do not believe that these measures have had, and we do not believe that in 2021 they will have, a significant effect on our harvesting operations. We anticipate that likely future actions will not disproportionately affect Weyerhaeuser as compared with comparable operations of U.S. competitors.

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 21

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

•

In 2017, the Provinces were required to update the federal government on any progress associated with their draft caribou range plans. These draft plans will be further evaluated in 2021, and any additional information on potential effects to forest harvest operations will be released.

The identification and protection of habitat and the implementation of range plans and land use action plans may, over time, result in additional restrictions on timber harvests and other forest management practices that could increase operating costs for operators of timberlands in Canada. To date, we do not believe that these Canadian measures have had, and we do not believe that in 2021 they will have, a significant effect on our harvesting operations. We anticipate that likely future measures will not disproportionately affect Weyerhaeuser as compared with similar operations of Canadian competitors.

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

We believe that these regulations and programs have not had, and in 2021 will not have, a significant effect on our total harvest of timber in the United States or Canada. However, these kinds of programs may have such an effect in the future. We expect we will not be disproportionately affected by these programs as compared with typical owners of comparable timberlands. We also expect that these programs will not significantly disrupt our planned operations over large areas or for extended periods.

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

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 22

We believe that such claims will not have a significant effect on our total harvest of timber or production of forest products in 2021, although they may have such an effect in the future.

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

We spent approximately $8 million in 2020 and expect to spend approximately $6 million in 2021 on environmental remediation of these sites.

It is our policy to accrue for environmental remediation costs when we:

•	determine it is probable that such an obligation exists and
•	can reasonably estimate the amount of the obligation.

Based on currently available information and analysis, we believe it is reasonably possible that our costs to remediate all the identified sites may exceed our current accruals of $57 million by up to $121 million. This estimate of the upper end of the range of reasonably possible additional costs is much less certain than the estimates we currently are using to determine how much to accrue. The estimate of the upper range also relies on assumptions less favorable to us among the range of reasonably possible outcomes.

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

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 23

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

We believe these developments have not had, and in 2021 will not have, a significant effect on our operations. Although these measures could have a material adverse effect on our operations in the future, we expect that we will not be disproportionately affected by these measures as compared with owners of comparable operations. We maintain an active forestry research program to track and understand any potential effect from actual climate change related parameters that could affect the forests we own and manage and do not anticipate any disruptions to our planned operations.

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

Although these and related regulations and measures have not had, and we do not expect in 2021 that they will have, a material effect on our operations, they could in the future.

REGULATION OF WATER IN THE U.S.

Our operations are regulated under the Clean Water Act, which regulates the discharge of pollutants into the waters of the U.S. This generally means obtaining permits for certain of our silviculture activities and abiding by applicable restrictions. Federal agency rulemaking and related litigation under the act has led to increased jurisdiction of the act by expanding the definition of waterways subject to the act’s regulation. This, in turn, has increased the number of required federal and state permits in some areas of our operations as it relates to the application of pesticides and herbicides on timberlands, which has increased operating costs. Pending and future federal and state rulemaking, and judicial challenges thereto, could make application of the Clean Water Act, as well as comparable state laws, more or less costly to Weyerhaeuser, and we are not able to predict the final resolution of these matters. Although this and related regulations have not had, and we do not expect in 2021 that they will have, a material effect on our operations, they could in the future.

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 24

REGULATION OF WATER IN CANADA

Changes to the Canadian Federal Fisheries Act have moved the focus of that legislation from habitat protection to fisheries protection and increased penalties. We expect further changes to these regulations, but we cannot predict the scope or potential effect, if any, on our operations. Although this and related Canadian regulations have not had, and we do not expect in 2021 that they will have, a material effect on our operations, they could in the future.

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

Although these developments have not had, and we do not expect in 2021 that they will have, a material effect on our operations, they could in the future.

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 25

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

•	the effect of COVID-19 and other viral or disease outbreaks and their potential effects on our business, results of operations, cash flows, financial condition and future prospects;
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

•	raw material availability and prices;
•	the effect of weather;
•	changes in global or regional climate conditions and governmental response to such changes;
•	the risk of loss from fires, floods, windstorms, hurricanes, pest infestation and other natural disasters;
•	energy prices;
•	transportation and labor availability and costs;
•	federal tax policies;
•	the effect of forestry, land use, environmental and other governmental regulations;
•	legal proceedings;
•	performance of pension fund investments and related derivatives;
•	the effect of timing of employee retirements and changes in the market price of our common stock on charges for share-based compensation;
•	the accuracy of our estimates of costs and expenses related to contingent liabilities and the accuracy of our estimates of charges related to casualty losses;
•	changes in accounting principles and
•	other factors described in this report under Risk Factors and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 26

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

The risks discussed below are not the only risks we face. Additional risks not currently known to us or that we currently deem immaterial also may adversely affect our business, our financial condition, our results of operations, our cash flows and the price of our common stock.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

MARKET AND OTHER EXTERNAL RISKS

The industries in which we operate are sensitive to macroeconomic conditions and consequently are highly cyclical.

The overall levels of demand for the products we manufacture and distribute reflect fluctuations in levels of end-user demand, which consequently affect our sales and profitability. End-user demand depends in large part on general macroeconomic conditions, both in the U.S. and globally, as well as on local economic conditions. The length and magnitude of industry cycles vary over time, both by market and by product, but generally reflect changes in macroeconomic conditions and levels of industry capacity. Any decline or stagnation in macroeconomic conditions could cause us to experience lower sales volume and reduced margins for our products.

Low demand for new homes and home repair and remodeling can adversely affect our business, results of operations and cash flows.

Our business is particularly dependent upon the health of the U.S. housing market, and specifically on demand for new homes and home repair and remodeling. Demand in these markets is sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, the availability of financing and interest rate levels. Other factors that could limit or adversely affect demand for new homes and home repair and remodeling, and hence demand for our products, include factors such as changes in consumer preferences, limited wage growth, increases in non-mortgage consumer debt, any weakening in consumer confidence, as well as any increase in foreclosure rates and distress sales of houses.

Catastrophic events may adversely affect the markets for our products and our business, results of operations, cash flows and financial condition.

We are subject to the risk of various catastrophic events, including but not limited to the occurrence of significant fires on one or more of our properties, severe regional or local weather events or trends, major earthquakes, significant geopolitical conditions or developments such as significant international trade disputes, terrorist attacks, armed conflict, domestic political unrest and regional health epidemics or global health pandemics. Any one or more of these events or conditions, or other catastrophic events or developments, could significantly affect our ability to operate our businesses and adversely affect domestic and global general economic conditions and thus market demand for our products.

In March 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus (“COVID-19”) a global pandemic. In response, federal, state and local governments in the United States, as well as governments throughout the world, declared states of emergency and ordered preventative measures to contain and mitigate the spread of the virus. These measures, which have included shelter-in-place and similar mandates for individuals and closure or significant curtailment of many businesses, have caused significant economic disruption and uncertainty as well as disruption and volatility in global capital markets. As a result, there have been periodic adverse effects on the demand for our timber and wood products and disruptions to our supply chain and the manufacturing, distribution and export of our timber and wood products, all of which could worsen in the future. Any one or more of these consequences of COVID-19, as well as other unpredictable events, could materially adversely affect our business, results of operations, cash flows and financial condition. The COVID-19 outbreak continues to rapidly evolve, with periods of improvement followed by periods of higher infection rates in various geographical locations throughout the world. The extent to which COVID-19 may further affect our business, results of operations, cash flows and financial condition, as well as our plans and decisions relating to various capital expenditures, other discretionary items and capital allocation priorities, including the timing and amount of our dividends to shareholders, are therefore highly uncertain and will depend on future developments, which cannot be predicted with confidence. Such developments include, but are not limited to, the future rate of occurrence or mutation of COVID-19 or the outbreak of another virulent disease, continuation of or changes in governmental responses to disease outbreak, the duration of disease outbreak and consequential restrictions, business disruptions, the effectiveness of responsive government actions to contain and manage the disease, and the timing and effectiveness of treatment and testing options, including the efficacy and availability of vaccines.

The impacts of the COVID-19 outbreak and related restrictions have led to a significant increase in national unemployment since the outset of the pandemic. An extended continuation or worsening of domestic unemployment may adversely affect demand for our products and thus negatively impact our business, results of operations, cash flows and financial condition. In addition, the impact of COVID-19 or other virulent disease may also trigger the occurrence, or exacerbate, other risks discussed herein, any one of which could have a material adverse effect on our business, results of operations, cash flows and financial condition. For more discussion on the current effects of COVID-19 on our business

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 27

and operations, see our discussion under Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) – Economic and Market Conditions Affecting our Operations.

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

Along with prevailing interest rates, other significant factors affecting the demand for new homes relate to the ability of home buyers to obtain mortgage financing. During the last U.S. recession, credit requirements for home lending were severely tightened and the number of mortgage loans available for financing home purchases were thereby severely reduced. Although the availability of credit has improved since that time, the housing market could be limited or adversely affected if credit requirements were to again tighten or become more restrictive for any reason.

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

PRODUCT PRICING AND PROFITABILITY

Our profitability is affected by market dynamics outside of our control.

Because commodity products have few distinguishing properties from producer to producer, competition for these products is based primarily on price, which is determined by supply relative to demand and competition from substitute products. Prices for our products are also affected by many other factors outside of our control. As a result, we have little influence or control over the timing and extent of price changes, which often are volatile in our industry. Moreover, our profit margins with respect to these products depend, in part, on managing our costs, particularly raw material, labor (including contract labor) and energy costs, which represent significant cost components that also fluctuate based upon market and other factors beyond our control.

Excess supply of logs and wood products may adversely affect prices and margins.

Producers in our industry have in the past put downward pressure on product pricing by selling excess supply into the market. Our industry may increase harvest levels, which could lead to an oversupply of logs. Wood products producers may likewise expand manufacturing capacity, which could lead to an oversupply of manufactured wood products. Any such increases of industry supply to our markets could adversely affect our prices and margins.

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

Our third-party transportation providers are also subject to several events outside of their control, such as disruption of transportation infrastructure, labor issues and natural disasters. Any failure of a third-party transportation provider to timely deliver our products, including delivery of our wood products and wood fiber to our customers and delivery of wood fiber to our mills, could harm our supply chain, negatively affect our customer relationships and have a material adverse effect on our financial condition, results of operations, cash flows and our reputation.

As a result of weak business conditions in the timber industry that persisted for several years, there are fewer third-party service providers in certain markets to harvest and deliver our logs. This shortage has resulted in an overall increase in logging and hauling costs and, in some

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 28

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

MANAGING COMMERCIAL TIMBERLANDS RISKS

Our ability to harvest and deliver timber may be subject to limitations which could adversely affect our results of operations and cash flows.

Our primary assets are our timberlands. Weather conditions, timber growth cycles, access limitations, and availability of contract loggers and haulers may adversely affect our ability to harvest our timberlands. Other factors that may adversely affect our timber harvest include damage to our standing timber by fire or by insect infestation, disease, prolonged drought, flooding, severe weather and other natural disasters. As discussed in more detail in the following risk factors, changes in global climate conditions could intensify the severity and rate of occurrence of any one or more of these risks that we currently face. Although damage from such causes usually is localized and affects only a limited percentage of standing timber, there can be no assurance that any damage affecting our timberlands will in fact be limited. As is common in the forest products industry, we do not maintain insurance coverage for damage to our timberlands. Our revenues, net income and cash flow from operations are dependent to a significant extent on the pricing of our products and our continued ability to harvest timber at adequate levels. Therefore, if we were to be restricted from harvesting on a significant portion of our timberlands for a prolonged period of time, or if material damage to a significant portion of our standing timber were to occur, we could suffer materially adverse effects to our results of operations and cash flows.

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

Whether in connection with managing our existing timberland portfolio or assessing potential timberland acquisitions, we make and rely on important estimates of merchantable timber inventories. These include estimates of timber inventories that may be lawfully and economically harvested, timber growth rates and end-product yields. Timber growth rates and yield estimates are developed by forest biometricians and other experts using statistical measurements of tree samples on given property. These estimates are central to forecasting our anticipated timber harvests, revenues and expected cash flows. While the company has confidence in its timber inventory processes and the professionals in the field who administer it, future growth and yield estimates are inherently inexact and uncertain and subject to many external variables that could further affect their accuracy. These include, among other things, disease, infestation, natural disasters and changes in weather patterns. If these estimates are inaccurate, our ability to manage our timberlands in a sustainable or profitable manner may be compromised, which may cause our results of operations, cash flows and our stock price to be adversely affected.

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

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 29

Timberlands make up a significant portion of our business portfolio and we are therefore subject to real estate investment risks.

Our real property holdings are primarily timberlands and we may make additional timberlands acquisitions in the future. As the owner and manager of approximately 11 million acres of timberlands, we are subject to the risks that are inherent in concentrated real estate investments. A downturn in the real estate industry generally, or the timber or forest products industries specifically, could reduce the value of our properties and adversely affect our results of operations and cash flows. Such a downturn could also adversely affect our customers and reduce the demand for our products, as well as our ability to execute upon our strategy of selling nonstrategic timberlands and timberland properties that have higher and better uses at attractive prices. These risks may be more pronounced than if we diversified our investments outside of real property holdings.

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

Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:

•	unscheduled maintenance outages;
•	prolonged power failures;
•	equipment failure;
•	chemical spill or release;
•	explosion of a boiler;
•	fires, floods, windstorms, earthquakes, hurricanes or other severe weather conditions or catastrophes, affecting the production of goods or the supply of raw materials (including fiber);
•	the effect of drought or reduced rainfall on water supply;
•	labor difficulties;
•	disruptions in transportation or transportation infrastructure, including roads, bridges, rail, tunnels, shipping and port facilities;
•	terrorism or threats of terrorism;
•	cyber attack;
•	governmental regulations;
•	other operational problems and
•	effects of viral or disease outbreaks and any resulting epidemic or global pandemic.

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

Our results of operations, cash flows and financial condition could be materially adversely affected by changes in product mix or pricing.

Our results may be materially adversely affected by a change in our product mix or pricing. Some of our wood products, such as lumber, veneer, plywood and oriented strand board, are commodities and are subject to fluctuations in market pricing. If pricing on our commodity products decreases and if we are not successful in increasing sales of higher-priced, higher-value products, or if we are not successful in implementing price increases, or there are delays in acceptance of price increases or higher-priced products, our results of operations, cash flows and financial condition could be materially and adversely affected. Price discounting, if required to maintain our competitive position in one or more markets, could result in lower than anticipated price realizations and margins.

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

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 30

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

Customer demand for certain brands of sustainably-produced products could reduce competition among buyers for our products or cause other adverse effects.

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

PHYSICAL RISKS RELATED TO CLIMATE CHANGE

Changes in global or regional climate conditions could significantly harm our timberland assets and have a negative impact on our results of operations, cash flow and profitability of our operations.

Climate change has the potential to cause significant disruptions to our business and results of operations, cash flow and profitability. There is increasing concern that increases in global average temperatures caused by increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere could cause significant changes in weather patterns, including changes to precipitation patterns and growing seasons. These changes could, in the long term and in some locations, lead to slower growth of our trees and, potentially, changes to the species mix that we manage in our timber assets. An increase in global temperature could also lead to an increase in the frequency and severity of extreme weather events and other natural disasters. Thus, damage or access to our timberland assets by existing causes, such as fire, insect infestation, disease, prolonged drought, flooding, windstorms and other natural disasters, could be significantly worsened by climate change. Any one or more of these negative effects on commercial timberland operations from climate change, both our own and that of other commercial timberland operators, could also have a material adverse impact on our wood products business by significantly affecting the availability, cost and quality of the wood fiber used in our mill operations.

WORKFORCE RISK

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

As of December 31, 2020, a significant number of employees in our Western Timberlands and Wood Products businesses were covered by collective bargaining agreements. If these workers were to engage in a strike or other work stoppage, or if our non-unionized operations were to become unionized, we could experience a significant disruption of operations at our facilities or higher ongoing labor costs. A significant customer or supplier strike or other work stoppage could also have similar effects on us.

PENSION PLAN LIABILITY RISK

Investment returns on our pension assets may be lower than expected, or interest rates may decline, requiring us to make significant additional cash contributions to our benefit plans.

A portion of our current and former employees have accrued benefits under our defined benefit pension plans. Although the plans are not open to employees hired on or after January 1, 2014, current employees hired before that time continue to accrue benefits. Requirements for funding our pension plan liabilities are based on a number of actuarial assumptions, including the expected rate of return on our plan assets and the

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 31

discount rate applied to our pension plan obligations. Fluctuations in equity market returns and changes in long-term interest rates could increase our costs under our defined benefit pension plans and may significantly affect future contribution requirements. It is unknown what the actual investment return on our pension assets will be in future years and what interest rates may be at any given point in time. We cannot therefore provide any assurance of what our actual pension plan costs will be in the future, or whether we will be required under applicable law to make future material plan contributions. See Note 9: Pension and Other Post-Employment Benefit Plans for additional information about these plans, including funding status.

STRATEGIC INITIATIVES AND EXECUTION RISK

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

We intend to strategically pursue acquisitions and strategic divestitures when market conditions warrant. As with any investment, our acquisitions may not perform in accordance with our expectations. In addition, we anticipate financing such acquisitions through cash from operations, borrowings under our unsecured credit facilities, proceeds from equity or debt offerings or proceeds from strategic asset dispositions, or any combination thereof. Our inability to finance future acquisitions on favorable terms, or at all, could adversely affect our ability to successfully execute strategic acquisitions and thereby adversely affect our results of operations.

FOREIGN CURRENCY RISK

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

LEGAL, REGULATORY AND TAX RISKS

ENVIRONMENTAL LAWS AND REGULATIONS

We could incur substantial costs as a result of compliance with, violations of, or liabilities under applicable environmental laws and other laws and regulations.

We are subject to a wide range of general and industry-specific laws and regulations relating to the protection of the environment, including those governing:

•	air emissions,
•	wastewater discharges,
•	harvesting,
•	silvicultural activities, including use of pesticides and herbicides,
•	forestry operations and endangered species habitat protection,
•	surface water management,
•	the storage, usage, management and disposal of hazardous substances and wastes,
•	the cleanup of contaminated sites,
•	landfill operation and closure obligations,
•	building codes and
•	health and safety matters.

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

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 32

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

We also anticipate public policy developments at the state, federal and international level regarding climate change and energy access, security and competitiveness. As discussed below, we expect these developments to address emission of carbon dioxide, renewable energy and fuel standards, and the monetization of carbon. These developments may also include mandated changes to energy use and building codes which could affect homebuilding practices. Enactment of new environmental laws or regulations or changes in existing laws or regulations, or the interpretation of these laws or regulations, might require significant expenditures. We also anticipate public policy developments at the state, federal and international level regarding taxes and a number of other areas that could require significant expenditures.

LEGAL AND REGULATORY RISKS RELATED TO CLIMATE CHANGE

Governmental response to climate change at the international, federal and state levels may affect our results of operations, cash flows and profitability.

There continue to be numerous international, U.S. federal and state-level initiatives and proposals to address domestic and global climate issues. Within the U.S. and Canada, some of these proposals would regulate (and in some Canadian provinces do regulate) and/or tax the production of carbon dioxide and other greenhouse gases to facilitate the reduction of carbon compound emissions into the atmosphere and provide tax and other incentives to produce and use cleaner energy. Climate change effects, if they occur, and governmental initiatives, laws and regulations to address potential climate concerns, could increase our costs and have a long-term adverse effect on our businesses and results of operations. Future legislation or regulatory activity in this area remains uncertain, and its effect on our operations is unclear at this time.

However, climate change legislation or related government mandates, standards or regulations intended to mitigate or reduce carbon compound, greenhouse gas emissions or other climate change effects could have significant adverse effects on our business and operations. Any one or more of such new legal requirements and regulations could, for example, significantly increase the costs for our mills to comply with stricter air emissions regulations. They could also limit harvest levels for commercial timberland operators, which could in turn adversely affect our timberland operations as well as potentially lead to significant increases in the cost of energy, wood fiber and other raw materials for our wood products businesses. Any one or more of these developments, as well as other unforeseeable governmental responses to climate change, could have a material adverse effect on our results of operations, cash flows and profitability.

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

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 33

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

Under the Internal Revenue Code, REITs generally must engage in the ownership and management of income producing real estate. For the company, this generally includes owning and managing a timberland portfolio for the production and sale of standing timber. Any activities that generate non-qualifying REIT income could constitute “prohibited transactions.” Prohibited transactions are defined by the Internal Revenue Code generally to be sales or other dispositions of property to customers in the ordinary course of a trade or business. Accordingly, the harvesting and sale of logs, the development or sale of certain timberlands and other real estate, and the manufacture and sale of wood products are conducted through one or more of our wholly-owned TRSs, the net income of which is subject to corporate-level tax. By conducting our business in this manner, we believe that we satisfy the REIT requirements of the Internal Revenue Code. However, if the Internal Revenue Service (IRS) were to successfully assert that these or any of our activities conducted at the REIT constituted prohibited transactions, we could be subject to the 100 percent tax on the net income from such activities.

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

Federal and state tax laws are constantly under review by persons involved in the legislative process, the IRS, the United States Department of the Treasury, and state taxing authorities. Changes to tax laws could adversely affect our shareholders or increase our effective tax rates. We cannot predict with certainty whether, when, in what forms, or with what effective dates, the tax laws applicable to us or our shareholders may be changed.

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

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 34

OTHER RISKS

RISKS RELATED TO OWNING OUR STOCK

Our cash dividends are not guaranteed and may fluctuate.

Our board of directors, in its sole discretion, determines the amount and timing of our cash dividends to shareholders based on consideration of a number of factors. These factors include, but are not limited to: our results of operations and cash flows; current and forecasted economic conditions; changes in the current or expected prices and demand for our products and the general market demand for timberlands, including those timberland properties that have higher and better uses; current and forecasted harvest levels; balancing various capital allocation priorities and considerations including without limitation the company’s capital requirements and debt repayment obligations; various finance considerations, including the company’s credit ratings, borrowing capacity, debt covenant restrictions that may impose limitations on cash payments and other related factors and tax considerations. Consequently, the amount, timing and frequency of our dividends, including our quarterly base dividend and annual supplemental dividend, may fluctuate.

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

In addition, there has been significant volatility in the market price and trading volume of securities of companies, including companies operating in the forest products industry, that often has been unrelated to individual company operating performance. Some companies that have experienced volatile market prices for their securities have had securities litigation brought against them. If litigation of this type is brought against us, it could result in substantial costs and divert management’s attention and resources.

CAPITAL MARKETS RISKS

Deterioration in economic conditions and capital markets could adversely affect our access to capital.

Challenging market conditions could impair the company’s ability to raise debt or equity capital or otherwise access capital markets on terms acceptable to us, which may, among other effects, reduce our ability to refinance debt maturities or take advantage of growth and expansion opportunities. Moreover, our businesses require substantial capital for repair or replacement of existing facilities or equipment. While we believe our capital resources will be adequate to meet our current projected operating needs, capital expenditures and other cash requirements, if for any reason we are unable to access capital for our operating needs, capital expenditures and other cash requirements on acceptable economic terms, or at all, we could experience a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We use information systems to carry out our operational activities, maintain our business records, and collect and store sensitive data, including intellectual property and other proprietary and personally identifiable information. Some of our systems are internally managed and some are

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 35

maintained by third-party service providers. We employ, and we believe our third-party service providers employ, what we deem to be reasonably adequate security measures; but notwithstanding these efforts, our systems could be compromised as a result of: a cyber incident, including but not limited to the occurrence in our system of malicious code (such as malware, viruses and ransomware); a natural disaster; a hardware or software corruption, failure or error; a telecommunications system failure; a service provider failure or error; an intentional or unintentional personnel action; or any one or more other causes of system breach, failure or disruption. If by any one or more causes our systems or information resources were disrupted, shutdown or otherwise compromised, or if our data were destroyed, misappropriated or inappropriately disclosed, our financial results or our business operations, or both, could be negatively affected. Additionally, we could suffer significant losses or incur significant liabilities, including without limitation damage to our reputation, loss of customer confidence or goodwill and significant expenditures of time and money to address and remediate resulting damages to affected individuals or business partners or to defend ourselves in resulting litigation or other legal proceedings by affected individuals, business partners or regulators.

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 36

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

LEGAL PROCEEDINGS

See Note 14: Legal Proceedings, Commitments and Contingencies and Note 20: Income Taxes for a summary of legal proceedings.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the symbol WY.

As of December 31, 2020, there were 13,458 holders of record of our common shares.

INFORMATION ABOUT SECURITIES AUTHORIZED FOR ISSUANCE UNDER OUR EQUITY COMPENSATION PLAN

SHARES IN THOUSANDS	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES TO BE ISSUED UPON EXERCISE)
Equity compensation plans approved by security holders(1)	6,816	$16.30	20,233
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	6,816	$16.30	20,233

(1)

Includes 1,851 thousand restricted stock units and 1,098 thousand performance share units. Because there is no exercise price associated with restricted stock units and performance share units, excluding these units the weighted average exercise price would be $28.74.

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 37

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

There were no share repurchases during fourth quarter 2020.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL SHAREHOLDER RETURN

Weyerhaeuser Company, S&P 500 and S&P Global Timber & Forestry Index

PERFORMANCE GRAPH ASSUMPTIONS

•	Assumes $100 invested on December 31, 2015, in Weyerhaeuser common stock, the S&P 500 Index and the S&P Global Timber & Forestry Index.
•	Total return assumes dividends received are reinvested immediately.
•	Measurement dates are the last trading day of the calendar year shown.

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 38

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

For Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) related to the year ended December 31, 2018, refer to this same section in our 2019 annual report on Form 10-K as filed with the Securities and Exchange Commission on February 14, 2020.

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

Based on the timing of the outbreak, the economic effects of the pandemic were less pronounced in the first quarter with a drop in U.S. gross domestic product (GDP) of 5 percent. The effects in the second quarter were more acute, with U.S. GDP declining 31 percent. In April, the national unemployment rate soared to a record-high of nearly 15 percent driven by the restrictions imposed in response to the pandemic. Unemployment gradually decreased over the following two months to 13 percent in May and 11 percent in June as several states began to reopen their economies and loosen restrictions on certain sectors. The rate continued to decline over the course of the third quarter, ultimately falling below 8 percent in September. U.S. GDP also rebounded significantly in the third quarter with an increase of 33 percent offsetting the record decline in the prior quarter. More recently, economic recovery has leveled off in the fourth quarter, with the unemployment rate plateauing at just below 7 percent for all three months of the quarter. U.S. GDP increased 4 percent in the fourth quarter based on the advance estimate released by the U.S. Bureau of Economic Analysis.

Market conditions across our businesses deteriorated rapidly in late first quarter and early second quarter 2020 but quickly rebounded as demand for housing and wood products proved resilient. As the summer progressed, growth in repair and remodel demand and new residential construction activity resulted in demand for wood products that significantly outpaced available supply, and benchmark pricing for our commodity wood products reached record levels. Strong demand and pricing for our wood products continued through the back half of 2020. Looking ahead to 2021, our market conditions and the strength of the broader U.S. economy will continue to be influenced by the trajectory of U.S. housing activity, COVID-19 infections and the nature and extent of future government stimulus.

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

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 39

Japanese housing starts are a key driver of export log demand in Japan. The demand for pulpwood from our Timberlands segment is directly affected by the production of pulp, paper and oriented strand board as well as the demand for biofuels, such as pellets made from pulpwood.

Full year 2020 new residential construction activity increased moderately compared with the prior year. An estimated 1.38 million housing units were started in 2020, which is 7 percent above the 2019 total of 1.29 million as reported by the U.S. Census Bureau. Single family starts totaled approximately 991 thousand units, a 12 percent improvement over the 2019 total of 888 thousand. Multi-family starts totaled approximately 389 thousand units for 2020, which was 3 percent lower than 2019. During 2020, sales of newly built, single family homes increased approximately 19 percent compared to 2019. For 2021, we anticipate approximately 1.45 million housing starts, with the improvement driven by additional single family activity.

In repair and remodel markets, stay at home behavior has bolstered do-it-yourself activity, contributing to increased sales at building supply stores and overall repair and remodeling demand. According to the Census Bureau Advance Retail Spending report, building material and garden supply store sales increased 13 percent in 2020 compared to 2019, evidencing the strength of the remodeling market over the course of the year.

In U.S. wood product markets, demand and pricing for commodity products increased sharply over the second half of the year, and benchmark pricing for lumber and oriented strand board reached record highs. The Random Lengths Framing Lumber Composite price averaged $558/MBF in 2020, a 57 percent increase from the 2019 average. The Oriented Strand Board Composite indicator price also increased significantly, averaging $467/MSF in 2020, a 96 percent increase from the 2019 average.

In Western log markets, Douglas fir sawlog prices increased 7 percent in 2020 compared with 2019 as reported by RISI Log Lines. In the South, delivered sawlog prices increased slightly compared with 2019 with a 1 percent change in price as reported by TimberMart-South. Our full year Southern timber harvest volumes were 12 percent below 2019 harvest levels, as we reduced 2020 harvest volumes in light of the economic effects of the COVID-19 pandemic.

Exchange rates, available supply from other countries and trade policy affect our export businesses. In Japan, total housing starts year to date through November 2020 declined 10 percent compared to the same period in 2019. A comparable decline was observed for the key Post and Beam segment. The decline in year over year housing starts is influenced by an increase in the consumption tax which came into effect in October 2019, as well as the impacts of the COVID-19 pandemic.

Export log prices to China increased by 1 percent on average in 2020 over 2019, as reported by RISI Log Lines. After some initial disruption in the first quarter of the year resulting from COVID-19 restrictions, Chinese economic activity and log demand grew steadily over the remainder of the year. The volume of logs imported to China from Europe increased significantly in 2020 compared to 2019, which negatively affected demand for logs imported from other countries including the U.S.

FINANCIAL PERFORMANCE SUMMARY

Net Sales by Segment

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 40

Contribution to Earnings by Segment

RESULTS OF OPERATIONS

In reviewing our results of operations, it is important to understand these terms:

•	Sales realizations refer to net selling prices — this includes selling price plus freight minus normal sales deductions.
•	Net contribution (charge) to earnings refers to earnings (loss) before interest expense and income taxes.

CONSOLIDATED RESULTS

HOW WE DID

Summary of Financial Results

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES
			AMOUNT OF CHANGE
	2020	2019	2020 vs. 2019
Net sales	$7,532	$6,554	$978
Costs of sales	$5,447	$5,412	$35
Operating income	$1,710	$651	$1,059
Net earnings (loss)	$797	$(76)	$873
Basic and diluted earnings (loss) per share	$1.07	$(0.10)	$1.17

COMPARING 2020 WITH 2019

Net Sales

Net sales increased $978 million — 15 percent — primarily due to a $1,167 million increase in Wood Products net sales to unaffiliated customers, primarily attributable to increased sales realizations across most product lines.

This increase was partially offset by a $152 million decrease in Timberlands net sales to unaffiliated customers, primarily due to decreased sales volumes across all regions, as well as a $37 million decrease in Real Estate & ENR net sales to unaffiliated customers, primarily due to a decrease in price per acre sold.

Costs of Sales

Costs of sales increased $35 million — 1 percent — primarily due to increased sales volumes across most product lines within our Wood Products segment and increased basis per real estate acre sold within our Real Estate & ENR segment. These increases were partially offset by decreased log sales volumes within our Timberlands segment. Refer to additional analysis of fluctuations within our Timberlands, Real Estate, Energy and Natural Resources and Wood Products discussions below.

Operating Income

Operating income increased $1,059 million — 163 percent — primarily due to:

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 41

•	a $943 million increase in consolidated gross margin (see discussion of components above);
•	a $134 million increase in gain on sale of timberlands (refer to Note 4: Timberland Acquisitions and Divestitures) and
•	a $79 million decrease in charges for integration and restructuring, closures and asset impairments (refer to Note 4: Timberland Acquisitions and Divestitures).

These changes were partially offset by a $60 million decrease in product remediation insurance recoveries (refer to Note 18: Product Remediation Recoveries, Net) and a $39 million increase in other operating costs, net attributable to an $80 million timber casualty loss recorded in third quarter 2020 related to the Oregon wildfires, partially offset by a reduction in legal charges (refer to Note 19: Other Operating Costs, Net).

Net Earnings

Net earnings increased $873 million — 1,149 percent — primarily due to:

•	a $1,059 million increase in operating income, as discussed above, and
•	a $226 million decrease in non-operating pension and other post-employment benefit costs (refer to Note 9: Pension and Other Post-Employment Benefit Plans).

These changes were partially offset by a $322 million change in income taxes, from a $137 million benefit in 2019 to a $185 million income tax charge in 2020 (refer to Income Taxes below), a $65 million increase in interest expense, net of capitalized interest (refer to Interest Expense below) and a $25 million decrease in interest income and other, primarily attributable to interest income from buyer-sponsored SPE investments in 2019 with no similar activity in 2020 (refer to Note 8: Related Parties).

TIMBERLANDS

HOW WE DID

We report sales volume and annual production data for our Timberlands segment in Our Business/What We Do/Timberlands.

Net Sales and Net Contribution to Earnings for Timberlands

DOLLAR AMOUNTS IN MILLIONS
			AMOUNT OF CHANGE
	2020	2019	2020 vs. 2019
Net sales to unaffiliated customers:
Delivered logs:
West	$720	$740	$(20)
South	573	640	(67)
North(1)	52	92	(40)
			0
Total	1,345	1,472	(127)
Stumpage and pay-as-cut timber	19	42	(23)
Recreational and other lease revenue	63	61	2
Other products(2)	39	43	(4)
			0
Subtotal net sales to unaffiliated customers	1,466	1,618	(152)
Intersegment net sales	471	503	(32)
			0
Total segment net sales	$1,937	$2,121	$(184)
			0
Costs of sales	$1,491	$1,649	$(158)
Operating income and Net contribution to earnings	$455	$347	$108

(1)

In November 2019, we sold our Michigan timberlands and in March 2020, we sold our Montana timberlands. Refer to Note 4: Timberland Acquisitions and Divestitures for further information on these divestitures.

(2)	Other products include sales of seeds and seedlings from our nursery operations and wood chips.

COMPARING 2020 WITH 2019

Net Sales — Unaffiliated Customers

Net sales to unaffiliated customers decreased $152 million — 9 percent — primarily due to:

•	a $67 million decrease in Southern log sales attributable to a 7 percent decrease in sales volumes, as well as a 4 percent decrease in sales realizations primarily due to a shift in product mix;
•	a $40 million decrease in Northern log sales attributable to a 44 percent decrease in sales volumes primarily due to the divestitures of our Michigan and Montana timberlands;

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 42

•	a $23 million decrease in stumpage and pay-as-cut timber sales and
•	a $20 million decrease in Western log sales attributable to a 9 percent decrease in sales volumes, partially offset by a 7 percent increase in sales realizations.

Intersegment Sales

Intersegment sales decreased $32 million — 6 percent — primarily due to a 12 percent decrease in intersegment log sales volumes, partially offset by a 6 percent increase in intersegment log sales realizations.

Costs of Sales

Costs of sales decreased $158 million — 10 percent — primarily due to decreases in log sales volumes across all regions, as discussed above.

Operating Income and Net Contribution to Earnings

Operating income and net contribution to earnings increased $108 million — 31 percent — primarily due to a $182 million gain on sale of certain southern Oregon timberlands (refer to Note 4: Timberland Acquisitions and Divestitures), partially offset by an $80 million timber casualty loss related to the Oregon wildfires (refer to Note 19: Other Operating Costs, Net).

REAL ESTATE, ENERGY AND NATURAL RESOURCES

HOW WE DID

We report acres sold and average price per acre for our Real Estate, Energy and Natural Resources segment in Our Business/What We Do/Real Estate, Energy and Natural Resources.

Net Sales and Net Contribution to Earnings for Real Estate, Energy and Natural Resources

DOLLAR AMOUNTS IN MILLIONS
			AMOUNT OF CHANGE
	2020	2019	2020 vs. 2019
Net sales to unaffiliated buyers:
Real estate	$202	$225	$(23)
Energy and natural resources	74	88	(14)

Subtotal net sales to unaffiliated buyers	276	313	(37)
Intersegment net sales	—	1	(1)

Total segment net sales	$276	$314	$(38)

Costs of sales	$165	$145	$20
Net contribution to earnings	$86	$144	$(58)

The volume of real estate sales is a function of many factors, including:

•	the general state of the economy,
•	demand in local real estate markets,
•	the ability to obtain entitlements,
•	the ability of buyers to obtain financing,
•	the number of competing properties listed for sale,
•	the seasonal nature of sales (particularly in the northern states),
•	the plans of adjacent landowners,
•	our expectations of future price appreciation,
•	the timing of harvesting activities and
•	the availability of government and not-for-profit funding (especially for conservation sales).

In any period, the average sales price per acre will vary based on the location and physical characteristics of parcels sold.

COMPARING 2020 WITH 2019

Net Sales — Unaffiliated Buyers

Net sales to unaffiliated buyers decreased $37 million — 12 percent — primarily attributable to a decrease in price per acre sold, as well as lower oil and gas prices.

Costs of Sales

Costs of sales increased $20 million — 14 percent — primarily attributable to increased basis per real estate acre sold.

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 43

Net Contribution to Earnings

Net contribution to earnings decreased $58 million — 40 percent — attributable to the change in the components of gross margin, as discussed above.

WOOD PRODUCTS

HOW WE DID

We report sales volume and annual production data for our Wood Products segment in Our Business/What We Do/Wood Products.

Net Sales and Net Contribution to Earnings for Wood Products

DOLLAR AMOUNTS IN MILLIONS
			AMOUNT OF CHANGE
	2020	2019	2020 vs. 2019
Net sales:
Structural lumber	$2,602	$1,892	$710
Oriented strand board	1,013	632	381
Engineered solid section	505	510	(5)
Engineered I-joists	316	323	(7)
Softwood plywood	171	161	10
Medium density fiberboard	171	166	5
Complementary building products	676	602	74
Other products produced (1)	336	337	(1)

Total segment net sales	$5,790	$4,623	$1,167

Costs of sales	$4,221	$4,098	$123
Operating income and Net contribution to earnings	$1,340	$353	$987

(1)	Other products produced sales include wood chips, other byproducts and third-party residual log sales from our Canadian Forestlands operations.

COMPARING 2020 WITH 2019

Net Sales

Net sales increased $1,167 million — 25 percent — primarily due to:

•	a $710 million increase in structural lumber sales attributable to a 37 percent increase in sales realizations;
•	a $381 million increase in oriented strand board sales attributable to a 58 percent increase in sales realizations;
•	a $74 million increase in complementary building products sales attributable to increased sales volumes for cedar lumber and decking materials;
•	a $10 million increase in softwood plywood sales attributable to a 13 percent increase in sales realizations, partially offset by a 7 percent decrease in sales volumes and
•	a $5 million increase in medium density fiberboard sales attributable to a 2 percent increase in sales realizations.

These increases were partially offset by a $7 million decrease in engineered I-joist sales and a $5 million decrease in engineered solid section sales.

Costs of Sales

Costs of sales increased $123 million — 3 percent — primarily attributable to an increase in sales volumes across most product lines.

Operating Income and Net Contribution to Earnings

Operating income and net contribution to earnings increased $987 million — 280 percent — primarily due to the change in the components of gross margin, as discussed above, partially offset by a $60 million decrease in product remediation insurance recoveries (refer to Note 18: Product Remediation Recoveries, Net).

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 44

UNALLOCATED ITEMS

Unallocated Items are gains or charges related to company-level initiatives or previous businesses that are not allocated to our current business segments. They include all or a portion of items such as:

•	share-based compensation,
•	pension and post-employment costs,
•	elimination of intersegment profit in inventory and LIFO,
•	foreign exchange transaction gains and losses resulting from changes in exchange rates primarily related to our U.S. dollar denominated cash and debt balances that are held by our Canadian subsidiary,
•	interest income and other, as well as
•	legacy obligations, such as environmental remediation and workers compensation.

Net Charge to Earnings for Unallocated Items

DOLLAR AMOUNTS IN MILLIONS
			AMOUNT OF CHANGE
	2020	2019	2020 vs. 2019
Unallocated corporate function and variable compensation expense	$(109)	$(80)	$(29)
Liability classified share-based compensation	(2)	(7)	5
Foreign exchange loss	(7)	(2)	(5)
Elimination of intersegment profit in inventory and LIFO	(17)	(5)	(12)
Other	(36)	(99)	63

Operating loss	(171)	(193)	22
Non-operating pension and other post-employment benefit costs	(290)	(516)	226
Interest income and other	5	30	(25)

Net charge to earnings	$(456)	$(679)	$223

Net charge to earnings decreased by $223 million — 33 percent — primarily due to:

•

a $226 million decrease in non-operating pension and other post-employment benefit costs primarily attributable to a $202 million decrease in pension settlement charges (refer to Note 9: Pension and Other Post-Employment Benefit Plans) and

•	a $63 million decrease in other, primarily due to a reduction in legal charges.

These decreases were partially offset by a $29 million increase in unallocated corporate function and variable compensation expense, a $25 million decrease in interest income and other, as well as a $12 million increase in elimination of intersegment profit in inventory and LIFO.

INTEREST EXPENSE

Our net interest expense incurred for the last two years was:

•	$443 million in 2020 and
•	$378 million in 2019.

Interest expense increased by $65 million compared to 2019 primarily due to an $80 million increase in charges related to the early extinguishment of debt (refer to Note 12: Long-Term Debt, Net). This increase was partially offset by $12 million of expense on SPE notes recorded during 2019, with no similar activity in 2020 (refer to Note 8: Related Parties).

INCOME TAXES

As a REIT, we generally are not subject to federal corporate level income taxes on REIT taxable income that is distributed to shareholders. Historical distributions to shareholders, including amounts and tax characteristics, are summarized in the table below.

AMOUNTS PER SHARE
	2020	2019
Common - capital gain distribution	$0.51	$1.36

We are required to pay corporate income taxes on earnings of our TRSs, which include our Wood Products segment and portions of our Timberlands and Real Estate & ENR segments' earnings. Our provision for income taxes is primarily driven by earnings generated by our TRSs.

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 45

Our provision (benefit) for income taxes the last two years was:

•	$185 million in 2020 and
•	$(137) million in 2019.

During 2020, we recorded a $60 million tax benefit related to the noncash pretax settlement charge recorded in connection with our U.S. pension plan.

During 2019, we recorded a $109 million tax benefit related to the noncash pretax settlement charge recorded in connection with our U.S. pension plan and a $17 million tax expense related to an insurance recovery received in connection with prior product remediation efforts.

Refer to Note 20: Income Taxes and Note 9: Pension and Other Post-Employment Plans for further information.

LIQUIDITY AND CAPITAL RESOURCES

We are committed to maintaining an appropriate capital structure that provides flexibility and enables us to protect the interests of our shareholders and meet our obligations to our lenders, while also maintaining access to all major financial markets. As of December 31, 2020, we had $495 million in cash and cash equivalents and $1.5 billion of availability on our line of credit, which expires in January 2025. We believe we have sufficient liquidity to meet our cash requirements for the foreseeable future.

In light of the significant uncertainty regarding the duration and magnitude of the effects of the COVID-19 pandemic on our business and our customers, in May 2020, as part of several steps taken to enhance and preserve liquidity and financial flexibility, the board of directors temporarily suspended the quarterly cash dividend.

The board continued to evaluate the company’s cash flow, liquidity, leverage, customer demand, market conditions, the broader macroeconomic environment, and other factors in assessing opportunities to reinitiate the quarterly cash dividend. Based upon its evaluation of these factors, the board approved the reinitiation of the company’s quarterly cash dividend within a new implementation framework in fourth quarter 2020. Under this new framework, the company pays a quarterly base cash dividend that began in fourth quarter 2020 that is supported by cash flows from the Timberlands and Real Estate, Energy and Natural Resources segments. The company expects to supplement this base dividend, as appropriate, with a variable return of cash to achieve the company’s targeted annual total return of cash to shareholders. We expect this additional return of cash will occur primarily through a variable supplemental cash dividend. In certain circumstances, the company may also utilize opportunistic share repurchase. For fourth quarter 2020, the base cash dividend declared by the board was $0.17 per share. The board will continue to evaluate the cash dividend on a quarterly basis based on this framework and the other factors outlined above.

CASH FROM OPERATIONS

Consolidated net cash from operations was:

•	$1,529 million in 2020 and
•	$966 million in 2019.

COMPARING 2020 WITH 2019

Net cash from operations increased by $563 million, primarily due to increased cash inflows from our business segments. This increase was partially offset by a $178 million increase in cash paid for income taxes.

Pension Contributions and Benefit Payments Made and Expected

During 2020, we contributed a total of $30 million to our pension and post-employment plans, compared to a total of $45 million during 2019.

For 2021, we expect to contribute approximately $25 million to our pension and post-employment benefit plans. Refer to Note 9: Pension and Other Post-Employment Benefit Plans for further information.

INVESTING IN OUR BUSINESS

Cash from investing activities includes items such as:

•	acquisitions of property, equipment, timberlands and reforestation and
•	proceeds from sales of assets and operations.

Consolidated net cash from investing activities was:

•	$185 million in 2020 and
•	$187 million in 2019.

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 46

COMPARING 2020 WITH 2019

Net cash from investing activities decreased by $2 million, primarily due to a $425 million increase in cash paid for timberlands acquisitions (refer to Note 4: Timberland Acquisitions and Divestitures). This increase was largely offset by:

•	a $229 million increase in proceeds from the sale of timberlands;
•	a $109 million increase in proceeds received from variable interest entities and
•	a $102 million decrease in capital expenditures for property and equipment.

Summary of Capital Spending by Business Segment

DOLLAR AMOUNTS IN MILLIONS
	2020	2019
Timberlands	$104	$112
Wood Products	176	257
Unallocated Items	1	15

Total	$281	$384

We expect our capital expenditures for 2021 to be approximately $420 million. The amount we spend on capital expenditures could change due to:

•	future economic conditions,
•	environmental regulations,
•	changes in the composition of our business,
•	weather,
•	timing of equipment purchases and
•	capital needs related to other business opportunities.

FINANCING

Cash from financing activities includes items such as:

•	issuances and payments of debt,
•	borrowings and payments on our revolving line of credit,
•	proceeds from option exercises and
•	payments for cash dividends and repurchasing stock.

Consolidated net cash from financing activities was:

•	$(1,358) million in 2020 and
•	$(1,348) million in 2019.

COMPARING 2020 WITH 2019

Net cash from financing activities decreased $10 million in 2020, primarily due to:

•	a $987 million increase in net cash used for payments on long-term debt and
•	a $35 million increase in net cash paid related to borrowings on our line of credit.

These changes were largely offset by the following:

•	a $632 million decrease in cash paid for dividends,
•	a $302 million decrease in cash paid related to our monetized SPEs,
•	a $60 million decrease in cash used for share repurchases and
•	a $20 million increase in cash received from exercise of stock options.

LONG-TERM DEBT

Our consolidated long-term debt (including current portion) was:

•	$5.5 billion as of December 31, 2020 and
•	$6.1 billion as of December 31, 2019.

The decrease in our long-term debt during 2020 is attributable to the repayment of our $569 million 4.70 percent notes, $325 million 3.25 percent notes and $500 million 4.625 percent notes, partially offset by the issuance of our $750 million 4.00 percent notes due in April 2030.

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 47

The weighted average interest rate and the weighted average maturity on our long-term debt (excluding line of credit) as of December 31, 2020 were 5.97 percent and 7.5 years, respectively.

See Note 12: Long-Term Debt, Net for more information.

LINE OF CREDIT

In January 2020, we refinanced and extended our $1.5 billion five-year senior unsecured revolving credit facility, which expires in January 2025. As of December 31, 2020, we had no outstanding borrowings on the revolving credit facility. As of December 31, 2019, we had $230 million of outstanding borrowings on the revolving credit facility. We were in compliance with the revolving credit facility covenants as of December 31, 2020 and December 31, 2019.

Our revolving credit agreement and our term loan agreement utilize the London Inter-bank Offered Rate (LIBOR) as a basis for one of the interest rate options available to the company to apply to outstanding borrowings. Publication of USD LIBOR is expected to cease between January 1, 2022 and July 1, 2023, and we are closely monitoring ongoing market developments in the identification or creation of a widely accepted replacement rate. We have included provisions in our revolving credit agreement that specifically contemplate the transition from LIBOR to a replacement benchmark rate. In July 2020, we amended our term loan agreement primarily to include provisions that address the future discontinuance of LIBOR and set forth the process for transition to an alternate benchmark rate.

As of December 31, 2020, of our $5.5 billion long-term debt, only $225 million in borrowings are governed by debt agreements that utilize LIBOR as one of the alternative applicable rates. We therefore do not believe that the discontinuation of LIBOR as a reference rate in our debt agreements will have a material adverse effect on our financial position or materially affect our interest expense.

Our Covenants

Our key covenants include the requirement to maintain:

•	a minimum total adjusted shareholders' equity of $3.0 billion and
•	a defined debt-to-total-capital ratio of 65 percent or less.

Our total adjusted shareholders' equity is comprised of:

•	total shareholders’ equity,
•	excluding accumulated other comprehensive income (loss),
•	minus our investment in our unrestricted subsidiaries.

Our capitalization is comprised of:

•	total debt,
•	plus total adjusted shareholders' equity.

As of December 31, 2020, we had:

•	total adjusted shareholders' equity of $9.6 billion and
•	a defined debt-to-total-capital ratio of 36.4 percent.

When calculating compliance in accordance with financial debt covenants as of December 31, 2020 and December 31, 2019, we excluded the full amount of accumulated other comprehensive loss of $822 million and $904 million, respectively. See Note 15: Shareholders’ Interest for further information on accumulated other comprehensive loss.

There are no other significant financial debt covenants related to our third-party debt.

CREDIT RATINGS

As of December 31, 2020, our long-term issuer credit rating was BBB and Baa2 from S&P and Moody’s, respectively.

OPTION EXERCISES

Our cash proceeds from the exercise of stock options were:

•	$33 million in 2020 and
•	$13 million in 2019.

Our average stock price was $26.04 and $26.45 in 2020 and 2019, respectively.

DIVIDENDS

We paid cash dividends on common shares of:

•	$381 million in 2020 and
•	$1,013 million in 2019.

The decrease in dividends paid is primarily due to the temporary suspension of our quarterly dividend payments in the second and third quarter of 2020.

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 48

SHARE REPURCHASES

On February 7, 2019, our board of directors approved and announced a new share repurchase program (the 2019 Repurchase Program) under which we are authorized to repurchase up to $500 million of outstanding shares. We did not repurchase any shares during the year ended December 31, 2020. We repurchased over 2.3 million shares for approximately $60 million (including transaction fees) during the year ended December 31, 2019, under the 2019 Repurchase Program. There were no unsettled repurchases as of December 31, 2020, or December 31, 2019. For further information on share repurchases see Note 15: Shareholders’ Interest.

OUR CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

More details about our contractual obligations and commercial commitments are in Note 9: Pension and Other Post-Employment Benefit Plans, Note 11: Line of Credit, Note 12: Long-Term Debt, Net, Note 14: Legal Proceedings, Commitments and Contingencies and Note 20: Income Taxes.

Significant Contractual Obligations as of December 31, 2020

DOLLAR AMOUNTS IN MILLIONS
			PAYMENTS DUE BY PERIOD
		LESS THAN	1–3	3–5	MORE THAN
	TOTAL	1 YEAR	YEARS	YEARS	5 YEARS
Long-term debt obligations, including current portion	$5,500	$150	$1,051	$436	$3,863
Interest(1)	2,426	320	611	481	1,014
Lease obligations	159	30	46	24	59
Purchase obligations(2)	300	107	106	27	60
Employee-related obligations(3)	384	142	36	25	78

Total	$8,769	$749	$1,850	$993	$5,074

(1)

Amounts presented for interest payments assume that all long-term debt obligations outstanding as of December 31, 2020 will remain outstanding until maturity and interest rates on variable-rate debt in effect as of December 31, 2020 will remain in effect until maturity.

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

(3)

The timing of certain payments within this category will be triggered by retirements or other events. These payments can include workers' compensation, deferred compensation and banked vacation, among other obligations. When the timing of payment is uncertain, the amounts are included in the total column only. Minimum pension funding is required by established funding standards and estimates are not made in 2021 onward. Estimated payments of contractually obligated post-employment benefits are not included due to the uncertainty of payment timing.

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements have not had — and are not reasonably likely to have — a material effect on our current or future financial condition, results of operations or cash flows. Note 8: Related Parties and Note 11: Line of Credit contain our disclosures of:

•	surety bonds,
•	letters of credit and
•	information regarding variable interest entities.

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

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 49

In accounting, we base our judgments and estimates on:

•	historical experience and
•	assumptions we believe are appropriate and reasonable under current circumstances.

Actual results, however, may differ from the estimated amounts we have recorded.

Our most critical accounting policies relate to our:

•	discount rates for pension and post-employment benefit plans;
•	potential impairments of long-lived assets and
•	contingent liabilities.

Details about our other significant accounting policies — what we use and how we estimate — are in Note 1: Summary of Significant Accounting Policies.

DISCOUNT RATES FOR PENSION AND POST-EMPLOYMENT BENEFIT PLANS

Discount rates are used to estimate the net present value of our pension and other post-employment plan obligations. These rates are determined at the measurement date by matching current spot rates of high-quality corporate bonds with maturities similar to the timing of expected cash outflows for benefits. The selection of discount rates requires judgment as well as the involvement of actuarial specialists. These specialists assist with selecting yield curves based on published indices for high-quality corporate bonds and projecting the timing and amount of cash flows associated with our obligations to ultimately support our determination of an appropriate discount rate for each plan.

Our discount rates as of December 31, 2020 are:

•	2.5 percent for our U.S. pension plans — compared with 3.4 percent at December 31, 2019;
•	2.1 percent for our U.S. post-employment plans — compared with 3.0 percent at December 31, 2019;
•	2.5 percent for our Canadian pension plans — compared with 3.1 percent at December 31, 2019 and
•	2.4 percent for our Canadian post-employment plans — compared with 3.0 percent at December 31, 2019.

Pension expenses for 2021 will be based on the 2.5 percent assumed discount rate for the U.S. pension plan and the Canadian pension plan, and the 2.1 percent and 2.4 percent assumed discount rates for the U.S. and Canadian post-employment benefit plans, respectively.

Our discount rates are important in determining the cost of our plans. A 50 basis point decrease in our discount rate would increase expense or reduce a credit by approximately:

•	$20 million for our U.S. qualified pension plans and
•	$6 million for our Canadian registered pension plans.

IMPAIRMENT OF LONG-LIVED ASSETS

We review the carrying value of long-lived assets whenever an event or a change in circumstance indicates that the carrying value of the asset or asset group may not be recoverable through future operations. The carrying value is the original cost, less accumulated depreciation and any past impairments recorded. Refer to Note 4: Timberland Acquisitions and Divestitures for information on an impairment recognized in 2019.

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

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 50

We record contingent liabilities when:

•	it becomes probable that a loss has been incurred and
•	the amount of loss can be reasonably estimated.

Assessing probability of loss and estimating the amount of loss can require analysis of multiple factors, such as:

•	historical experience,
•	evaluations of relevant legal and environmental authorities and regulations,
•	judgments about the potential actions of third-party claimants and courts and
•	consideration of potential environmental remediation methods.

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

PERFORMANCE MEASURES

We use Adjusted EBITDA as a key performance measure to evaluate the performance of the consolidated company and our business segments. This measure should not be considered in isolation from, and is not intended to represent an alternative to, our results reported in accordance with U.S. generally accepted accounting principles (U.S. GAAP). However, we believe Adjusted EBITDA provides meaningful supplemental information for our investors about our operating performance, better facilitates period to period comparisons and is widely used by analysts, lenders, rating agencies and other interested parties. Our definition of Adjusted EBITDA may be different from similarly titled measures reported by other companies. Adjusted EBITDA, as we define it, is operating income adjusted for depreciation, depletion, amortization, basis of real estate sold and special items.

Adjusted EBITDA by Segment

DOLLAR AMOUNTS IN MILLIONS
	2020	2019
Timberlands	$610	$680
Real Estate & ENR	241	274
Wood Products	1,527	476
Unallocated Items	(177)	(154)

Total	$2,201	$1,276

We reconcile Adjusted EBITDA to net earnings for the consolidated company and to operating income for the business segments, as those are the most directly comparable U.S. GAAP measures for each.

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 51

The table below reconciles Adjusted EBITDA by segment to net income for the year ended December 31, 2020:

DOLLAR AMOUNTS IN MILLIONS
		REAL ESTATE	WOOD	UNALLOCATED
	TIMBERLANDS	& ENR	PRODUCTS	ITEMS	TOTAL
Net income					$797
Interest expense, net of capitalized interest (1)					443
Income taxes					185

Net contribution (charge) to earnings	$455	$86	$1,340	$(456)	$1,425
Non-operating pension and other post-employment benefit costs(2)	—	—	—	290	290
Interest income and other	—	—	—	(5)	(5)

Operating income (loss)	455	86	1,340	(171)	1,710
Depreciation, depletion and amortization	257	14	195	6	472
Basis of real estate sold	—	141	—	—	141
Special items included in operating income (loss)(3)(4)(5)	(102)	—	(8)	(12)	(122)

Adjusted EBITDA	$610	$241	$1,527	$(177)	$2,201

(1)	Interest expense, net of capitalized interest includes pretax special items of $92 million related to charges for the early extinguishment of debt.
(2)

Non-operating pension and other post-employment benefit costs includes a pretax special item consisting of a $253 million noncash settlement charge related to the transfer of pension plan assets and liabilities through the purchase of a group annuity contract.

(3)	Operating income (loss) for Timberlands includes pretax special items consisting of a $182 million gain on sale of certain southern Oregon timberlands and an $80 million timber casualty loss.
(4)	Operating income (loss) for Wood Products includes a pretax special item consisting of an $8 million product remediation insurance recovery.
(5)	Operating income (loss) for Unallocated Items includes a pretax special item consisting of a $12 million noncash legal benefit.

The table below reconciles Adjusted EBITDA by segment to net loss for the year ended December 31, 2019:

DOLLAR AMOUNTS IN MILLIONS
		REAL ESTATE	WOOD	UNALLOCATED
	TIMBERLANDS	& ENR	PRODUCTS	ITEMS	TOTAL
Net loss					$(76)
Interest expense, net of capitalized interest (1)					378
Income taxes					(137)

Net contribution (charge) to earnings	$347	$144	$353	$(679)	$165
Non-operating pension and other post-employment benefit costs(2)	—	—	—	516	516
Interest income and other	—	—	—	(30)	(30)

Operating income (loss)	347	144	353	(193)	651
Depreciation, depletion and amortization	301	14	191	4	510
Basis of real estate sold	—	116	—	—	116
Special items included in operating income (loss)(3)(4)(5)	32	—	(68)	35	(1)

Adjusted EBITDA	$680	$274	$476	$(154)	$1,276

(1)	Interest expense, net of capitalized interest includes a pretax special item of $12 million related to a charge for the early extinguishment of debt.
(2)

Non-operating pension and other post-employment benefit costs includes pretax special items consisting of $455 million noncash settlement charges related to the transfers of pension plan assets and liabilities to an insurance company through the purchase of group annuity contracts.

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

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 52

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

The table below reconciles net earnings before special items to net earnings (loss):

DOLLAR AMOUNTS IN MILLIONS
	2020	2019
Net earnings (loss)	$797	$(76)
Early extinguishment of debt charges	92	9
Gain on sale of timberlands	(182)	(48)
Legal charges (benefits)	(12)	26
Pension settlement charges	193	345
Product remediation recoveries	(6)	(51)
Restructuring, impairments and other charges	—	80
Timber casualty loss	80	—

Net earnings before special items	$962	$285

The table below reconciles net earnings per diluted share before special items to net earnings (loss) per diluted share:

AMOUNTS PER SHARE
	2020	2019
Net earnings (loss) per diluted share	$1.07	$(0.10)
Early extinguishment of debt charges	0.12	0.01
Gain on sale of timberlands	(0.24)	(0.07)
Legal charges (benefits)	(0.02)	0.04
Pension settlement charges	0.26	0.47
Product remediation recoveries	(0.01)	(0.07)
Restructuring, impairments and other charges	—	0.11
Timber casualty loss	0.11	—

Net earnings per diluted share before special items	$1.29	$0.39

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

LONG-TERM DEBT OBLIGATIONS

The following summary of our long-term debt obligations includes:

•	scheduled principal repayments for the next five years and after,
•	weighted average interest rates for debt maturing in each of the next five years and after and
•	estimated fair values of outstanding obligations.

We estimate the fair value of long-term debt based on quoted market prices we receive for the same types and issues of our debt or on the discounted value of the future cash flows using market yields for the same type and comparable issues of debt. Changes in market rates of interest affect the fair value of our fixed-rate debt.

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 53

SUMMARY OF LONG-TERM DEBT OBLIGATIONS AS OF DECEMBER 31, 2020

DOLLAR AMOUNTS IN MILLIONS
	2021	2022	2023	2024	2025	THEREAFTER	TOTAL(1)	FAIR VALUE
Fixed-rate debt	$150	$—	$1,051	$—	$436	$3,638	$5,275	$6,718
Average interest rate	9.00%	—%	5.56%	—%	8.33%	5.94%	6.15%	N/A
Variable-rate debt	$—	$—	$—	$—	$—	$225	$225	$225
Average interest rate	—%	—%	—%	—%	—%	1.75%	1.75%	N/A

(1)	Excludes $25 million of unamortized discounts, capitalized debt expense and business combination fair value adjustments.

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 54

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Weyerhaeuser Company:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Weyerhaeuser Company and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, cash flows, and changes in equity for each of the years in the three‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 19, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 17 to the consolidated financial statements, the Company changed its method of accounting for leases as of January 1, 2019 due to the adoption of FASB ASC Topic 842, Leases.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Projected benefit obligations for pensions

As discussed in Notes 1 and 9 to the consolidated financial statements, the Company’s projected benefit obligations for pensions were $3,971 million as of December 31, 2020. The Company estimates the liability related to their pension plans using actuarial models that include assumptions about the Company’s discount rates.

We identified the evaluation of the Company’s projected benefit obligations for pensions as a critical audit matter. This is due to the sensitivity of the obligations to changes in the discount rates used and the subjectivity in evaluating those rates. Additionally, the assessment of discount rates required specialized actuarial skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the pension obligation process. This included controls related to the actuarial determination of the discount rates used in the valuation of projected benefit obligations for pensions. These procedures also included analyzing year-over-year changes to the projected cash flows associated with the obligations. Additionally, we involved actuarial professionals with specialized skills and knowledge, who assisted in the evaluation of the Company’s discount rates by:

•	evaluating the selected yield curves used to determine the discount rates
•	assessing changes in the discount rates from the prior year against changes in published indices
•	evaluating the discount rates based on the projected cash flows compared with those of similar plans.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Seattle, Washington

February 19, 2021

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 55

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2020

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES
	2020	2019	2018
Net sales	$7,532	$6,554	$7,476
Costs of sales	5,447	5,412	5,592

Gross margin	2,085	1,142	1,884
Selling expenses	83	84	88
General and administrative expenses	347	348	318
Charges for integration and restructuring, closures and asset impairments (Note 4)	1	80	2
Product remediation recoveries, net (Note 18)	(8)	(68)	—
Gain on sale of timberlands (Note 4)	(182)	(48)	—
Other operating costs, net (Note 19)	134	95	82

Operating income	1,710	651	1,394
Non-operating pension and other post-employment benefit costs (Note 9)	(290)	(516)	(272)
Interest income and other	5	30	60
Interest expense, net of capitalized interest	(443)	(378)	(375)

Earnings (loss) before income taxes	982	(213)	807
Income taxes (Note 20)	(185)	137	(59)

Net earnings (loss)	$797	$(76)	$748

Basic and diluted earnings (loss) per share (Note 5):	$1.07	$(0.10)	$0.99
Weighted average shares outstanding (in thousands) (Note 5):
Basic	746,931	745,897	754,556
Diluted	747,899	745,897	756,827

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 56

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2020

DOLLAR AMOUNTS IN MILLIONS
	2020	2019	2018
Comprehensive income:
Net earnings (loss)	$797	$(76)	$748
Other comprehensive income (loss):
Foreign currency translation adjustments	18	26	(54)
Changes in unamortized actuarial loss, net of tax expense of $22 in 2020, $73 in 2019 and $235 in 2018	62	225	733
Changes in unamortized net prior service credit, net of tax (expense) benefit of $0 in 2020, ($1) in 2019 and $3 in 2018	2	(3)	(7)

Total comprehensive income	$879	$172	$1,420

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 57

CONSOLIDATED BALANCE SHEET

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PAR VALUE
	DECEMBER 31, 2020	DECEMBER 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$495	$139
Receivables, net	450	309
Receivables for taxes	82	98
Inventories (Note 6)	443	416
Assets held for sale (Note 4)	—	140
Prepaid expenses and other current assets	139	147
Current restricted financial investments held by variable interest entities (Note 8)	—	362

Total current assets	1,609	1,611
Property and equipment, net (Note 7)	2,013	1,969
Construction in progress	73	130
Timber and timberlands at cost, less depletion	11,827	11,929
Minerals and mineral rights, less depletion	268	281
Deferred tax assets (Note 20)	120	72
Other assets	401	414

Total assets	$16,311	$16,406

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt (Notes 12 and 13)	$150	—
Borrowings on line of credit (Notes 11 and 13)	—	230
Accounts payable	204	246
Accrued liabilities (Note 10)	596	530

Total current liabilities	950	1,006
Long-term debt, net (Notes 12 and 13)	5,325	6,147
Deferred tax liabilities (Note 20)	24	6
Deferred pension and other post-employment benefits (Note 9)	911	693
Other liabilities	370	377
Commitments and contingencies (Note 14)

Total liabilities	7,580	8,229
Equity:
Weyerhaeuser shareholders’ interest (Notes 15 and 16):
Common shares: $1.25 par value; authorized 1,360 million shares; issued and outstanding: 747,385 thousand shares at December 31, 2020 and 745,300 thousand shares at December 31, 2019	934	932
Other capital	8,208	8,152
Retained earnings (accumulated deficit)	411	(3)
Accumulated other comprehensive loss (Note 15)	(822)	(904)

Total equity	8,731	8,177

Total liabilities and equity	$16,311	$16,406

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 58

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2020

DOLLAR AMOUNTS IN MILLIONS
	2020	2019	2018
Cash flows from operations:
Net earnings (loss)	$797	$(76)	$748
Noncash charges (credits) to earnings (loss):
Depreciation, depletion and amortization	472	510	486
Basis of real estate sold	141	116	124
Deferred income taxes, net (Note 20)	(56)	(169)	72
Pension and other post-employment benefits (Note 9)	326	548	309
Share-based compensation expense (Note 16)	30	30	42
Charges for impairment of assets (Note 4)	—	80	1
Net gains on sale of nonstrategic assets	(4)	(5)	(16)
Net gains on sale of timberlands (Note 4)	(182)	(48)	—
Timber casualty loss (Note 19)	80	—	—
Change in:
Receivables, net	(141)	13	62
Receivable and payable for taxes	65	33	(103)
Inventories	(25)	(23)	(14)
Prepaid expenses and other current assets	(4)	6	(18)
Accounts payable and accrued liabilities	(17)	37	(154)
Pension and post-employment contributions and benefit payments	(30)	(45)	(381)
Other	77	(41)	(46)

Net cash from operations	1,529	966	1,112

Cash flows from investing activities:
Capital expenditures for property and equipment	(225)	(327)	(368)
Capital expenditures for timberlands reforestation	(56)	(57)	(59)
Acquisition of timberlands (Note 4)	(425)	—	—
Proceeds from note receivable held by variable interest entities (Note 8)	362	253	—
Proceeds from sale of timberlands (Note 4)	526	297	—
Other	3	21	(13)

Net cash from investing activities	185	187	(440)

Cash flows from financing activities:
Cash dividends on common shares	(381)	(1,013)	(995)
Net proceeds from issuance of long-term debt (Note 12)	732	739	—
Payments on long-term debt (Note 12)	(1,492)	(512)	(62)
Proceeds from borrowings on line of credit (Note 11)	550	1,095	425
Payments on line of credit (Note 11)	(780)	(1,290)	—
Payments on debt held by variable interest entities (Note 8)	—	(302)	(209)
Proceeds from exercise of stock options	33	13	52
Repurchases of common shares (Note 15)	—	(60)	(366)
Other	(20)	(18)	(7)

Net cash from financing activities	(1,358)	(1,348)	(1,162)

Net change in cash and cash equivalents	$356	$(195)	$(490)

Cash and cash equivalents at beginning of year	$139	$334	$824
Cash and cash equivalents at end of year	$495	$139	$334
Cash paid (received) during the year for:
Interest, net of amounts capitalized of $4 in 2020, $5 in 2019 and $9 in 2018	$365	$370	$358
Income taxes, net of refunds	$176	$(2)	$95

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 59

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2020

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES
	2020	2019	2018
Common shares:
Balance at beginning of year	$932	$933	$944
Issued for exercise of stock options and vested restricted stock units	2	2	4
Repurchases of common shares (Note 15)	—	(3)	(15)

Balance at end of year	934	932	933

Other capital:
Balance at beginning of year	8,152	8,172	8,439
Issued for exercise of stock options	31	12	49
Repurchases of common shares (Note 15)	—	(57)	(351)
Share-based compensation	30	30	42
Other transactions, net	(5)	(5)	(7)

Balance at end of year	8,208	8,152	8,172

Retained earnings (accumulated deficit):
Balance at beginning of year	(3)	1,093	1,078
Net earnings (loss)	797	(76)	748
Dividends on common shares	(383)	(1,013)	(995)
Adjustments related to new accounting pronouncements (Notes 15 and 17)	—	(7)	262

Balance at end of year	411	(3)	1,093

Accumulated other comprehensive loss:
Balance at beginning of year	(904)	(1,152)	(1,562)
Other comprehensive income	82	248	672
Adjustments related to new accounting pronouncements and other (Note 15)	—	—	(262)

Balance at end of year	(822)	(904)	(1,152)

Total equity:

Balance at end of year	$8,731	$8,177	$9,046

Dividends paid per common share	$0.51	$1.36	$1.32

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 60

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies describe:

•	our election to be taxed as a real estate investment trust,
•	how we report our results,
•	changes in how we report our results and
•	how we account for various items.

OUR ELECTION TO BE TAXED AS A REAL ESTATE INVESTMENT TRUST (REIT)

Our company is a REIT and REIT income can be distributed to shareholders without first paying corporate level tax, substantially eliminating the double taxation on income. We expect to derive most of our REIT income from investments in timberlands, including the sale of standing timber through pay-as-cut sales contracts and lump sum timber deeds. We continue to be required to pay federal corporate income taxes on earnings of our Taxable REIT Subsidiaries (TRSs), which include our Wood Products segment and portions of our Timberlands and Real Estate, Energy and Natural Resources (Real Estate & ENR) segments.

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

We are principally engaged in:

•	growing and harvesting timber;
•	maximizing the value of our acreage through the sale of higher and better use (HBU) properties and monetizing the value of surface and subsurface assets through leases and royalties and
•	manufacturing, distributing and selling products made from trees.

Our business segments are organized based primarily on products and services.

SEGMENT	PRODUCTS AND SERVICES
Timberlands	Logs, timber, recreational leases and other products.
Real Estate & ENR	Real Estate (sales of timberlands) and ENR (rights to explore for and extract hard minerals, construction materials, oil and natural gas production, wind and solar).
Wood Products	Structural lumber, oriented strand board, engineered wood products and building materials distribution.

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 62

We also transfer raw materials, semi-finished materials and end products among our business segments. Because of this intracompany activity, accounting for our business segments involves pricing products transferred between our business segments at current market values.

Unallocated Items are gains or charges related to company level initiatives or previous businesses that are not allocated to our current business segments. They include all or a portion of items such as share-based compensation, pension and post-employment costs, elimination of intersegment profit in inventory and LIFO, foreign exchange transaction gains and losses, interest income and other as well as legacy obligations such as environmental remediation and workers compensation.

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

Reclassifications

We have reclassified certain balances and results from prior years to be consistent with our 2020 reporting. This makes year-to-year balances comparable. Our reclassifications had no effect on consolidated net earnings or equity.

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

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 63

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

Timber and Timberlands

We carry timber and timberlands at cost less depletion. Depletion refers to the carrying value of timber that is harvested or sold.

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

Impairment of Long-Lived Assets

We review the carrying value of long-lived assets whenever an event or a change in circumstance indicates that the carrying value of the asset or asset group may not be recoverable through future operations. The carrying value is the original cost, less accumulated depreciation and any past impairments recorded. Impaired assets held for use are written down to fair value, while impaired assets held for sale are written down to fair value less cost to sell. We determine fair value based on:

•	appraisals,
•	market pricing of comparable assets,
•	discounted value of estimated future cash flows from the asset,

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 64

•	replacement values of comparable assets and
•	agreed upon sale price or offer price.

ITEMS RELATED TO FINANCING OUR BUSINESS

Key items related to financing our business include financial instruments, cash equivalents, accounts payable and concentration of risk.

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

Accounts Payable

Our banking system replenishes our major bank accounts daily as checks we have issued are presented for payment. As a result, we may have negative book cash balances due to outstanding checks that have not yet been paid by the bank. These negative balances would be included in "Accounts payable" on our Consolidated Balance Sheet. Changes in these negative cash balances would be reported as financing activities in the Consolidated Statement of Cash Flows. We had no negative book cash balances as of December 31, 2020 or December 31, 2019.

Concentration of Risk

We disclose customers that represent a concentration of risk. As of December 31, 2020, and December 31, 2019, no customer accounted for 10 percent or more of our net sales.

ITEMS RELATED TO OPERATIONS

Key items related to operations include revenue recognition, inventories, shipping and handling costs, income taxes, pension and other post-employment benefit plans and environmental remediation.

Revenue Recognition

Refer to Note 3: Revenue Recognition for detail on how we account for revenue.

Inventories

We state inventories at the lower of cost or net realizable value. Cost includes labor, materials and production overhead. LIFO — the last-in, first-out method — applies to major inventory products held at our U.S. domestic locations. We began to use the LIFO method for domestic products in the 1940s as required to conform with the tax method elected. Subsequent acquisitions of entities added new products under the moving average cost or FIFO — the first-in, first-out — methods and those products continue to be recognized under those methods. The moving average cost or FIFO method applies to the balance of our domestic raw material and product inventories, all material and supply inventories and all foreign inventories.

Shipping and Handling Costs

We classify shipping and handling costs in "Costs of sales" in the Consolidated Statement of Operations.

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

Pension and Other Post-Employment Benefit Plans

We recognize the overfunded or underfunded status of our defined benefit pension and other post-employment plans on our Consolidated Balance Sheet and recognize changes in the funded status through comprehensive income (loss) in the year in which the changes occur.

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 65

Actuarial valuations determine the amount of the pension and other post-employment benefit obligations and the net periodic benefit cost we recognize. The net periodic benefit cost includes:

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

Post-employment benefits other than pensions. We provide certain post-employment health care and life insurance benefits for some retired employees. In some cases, we pay a portion of the cost of the benefit. Note 9: Pension and Other Post-Employment Benefit Plans provides additional information about our post-employment benefit plans.

Estimates for pension and other post-employment benefit plans. Estimates we use in accounting for our pension and other post-employment benefit plans include the:

•	fair value of our plan assets;
•	expected long-term rate of return on plan assets and
•	discount rates.

At the end of every year, we review our estimates with external advisers and make adjustments as appropriate. We use these estimates to calculate plan asset and liability information as of year-end as well as pension and post-employment expense for the following year. Actual experience that differs from our estimates and subsequent changes in our estimates could have a significant effect on our financial position, results of operations and cash flows.

Fair value of plan assets. Plan assets are assets of the pension plan trusts that fund the benefits provided under the pension plans. The fair value of our plan assets estimates the amount that would be received if we were to sell each asset in an orderly transaction between market participants at the reporting date. We estimate the fair value of these assets based on the information available during the year-end reporting process.

Refer to Note 9: Pension and Other Post-Employment Benefit Plans for information about the assets held within our pension plans and their related valuation methods.

Expected long-term rate of return on plan assets. Our expected long-term rate of return is our estimate of the return that our plan assets will earn over time. This rate is used in determining the net periodic benefit or cost we recognize for our plans.

Factors we consider in determining our expected long-term rate of return include:

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

Discount rates. Discount rates are used to estimate the net present value of our plan obligations. The discount rates are determined at the measurement date by matching current spot rates of high-quality corporate bonds with maturities similar to the timing of expected cash outflows for benefits.

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 66

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

KEY FINANCIAL DATA BY BUSINESS SEGMENT

Sales and Net Contribution (Charge) to Earnings

DOLLAR AMOUNTS IN MILLIONS
	TIMBERLANDS	REAL ESTATE & ENR	WOOD PRODUCTS	UNALLOCATED ITEMS AND INTERSEGMENT ELIMINATIONS	CONSOLIDATED
Sales to unaffiliated customers
2020	$1,466	$276	$5,790	$—	$7,532
2019	$1,618	$313	$4,623	$—	$6,554
2018	$1,873	$306	$5,297	$—	$7,476
Intersegment sales
2020	$471	$—	$—	$(471)	$—
2019	$503	$1	$—	$(504)	$—
2018	$537	$1	$—	$(538)	$—
Net contribution (charge) to earnings
2020	$455	$86	$1,340	$(456)	$1,425
2019	$347	$144	$353	$(679)	$165
2018	$583	$127	$838	$(366)	$1,182

Management evaluates segment performance based on the net contribution (charge) to earnings of the respective segments. An analysis and reconciliation of our business segment information to the consolidated financial statements follows:

Reconciliation of Net Contribution to Earnings to Net Earnings (Loss)

DOLLAR AMOUNTS IN MILLIONS
	2020	2019	2018
Net contribution to earnings	$1,425	$165	$1,182
Interest expense, net of capitalized interest	(443)	(378)	(375)

Income (loss) before income taxes	982	(213)	807
Income taxes	(185)	137	(59)

Net earnings (loss)	$797	$(76)	$748

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 67

Additional Financial Information

DOLLAR AMOUNTS IN MILLIONS
	TIMBERLANDS	REAL ESTATE & ENR	WOOD PRODUCTS	UNALLOCATED ITEMS	CONSOLIDATED
Depreciation, depletion and amortization
2020	$257	$14	$195	$6	$472
2019	$301	$14	$191	$4	$510
2018	$319	$14	$149	$4	$486
Capital expenditures
2020	$104	$—	$176	$1	$281
2019	$112	$—	$257	$15	$384
2018	$117	$—	$306	$4	$427

Total Assets

DOLLAR AMOUNTS IN MILLIONS
	TIMBERLANDS AND REAL ESTATE & ENR	WOOD PRODUCTS	UNALLOCATED ITEMS	CONSOLIDATED
Total assets(1)
2020	$12,874	$2,619	$818	$16,311
2019	$13,130	$2,452	$824	$16,406
(1)	Assets attributable to the Real Estate & ENR business segment are combined with total assets for the Timberlands segment as we do not produce separate balance sheets internally.

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

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 68

CONTRACT BALANCES

In general, customers are billed and a receivable is recorded as we ship and/or deliver wood products and logs. We generally receive payment shortly after products have been received by our customers. Contract asset and liability balances are immaterial.

For real estate sales, the company receives the entire consideration in cash at closing.

MAJOR PRODUCTS

A Reconciliation of Revenue Recognized by our Major Products:

DOLLAR AMOUNTS IN MILLIONS
	2020	2019	2018
Net sales to unaffiliated customers:
Timberlands segment
Delivered logs:
West
Domestic sales	$329	$375	$503
Export grade sales	391	365	484

Subtotal West	720	740	987
South	573	640	625
North(1)	52	92	99

Subtotal delivered logs sales	1,345	1,472	1,711
Stumpage and pay-as-cut timber	19	42	59
Recreational and other lease revenue	63	61	59
Other(2)	39	43	44

Net sales attributable to Timberlands segment	1,466	1,618	1,873
Real Estate & ENR segment
Real estate	202	225	229
Energy and natural resources	74	88	77

Net sales attributable to Real Estate & ENR segment	276	313	306
Wood Products segment
Structural lumber	2,602	1,892	2,258
Oriented strand board	1,013	632	891
Engineered solid section	505	510	521
Engineered I-joists	316	323	336
Softwood plywood	171	161	200
Medium density fiberboard	171	166	177
Complementary building products	676	602	584
Other(3)	336	337	330

Net sales attributable to Wood Products segment	5,790	4,623	5,297

Total	$7,532	$6,554	$7,476

(1)

In November 2019, we sold our Michigan timberlands and in March 2020, we sold our Montana timberlands. Refer to Note 4: Timberland Acquisitions and Divestitures for further information on these divestitures.

(2)	Other Timberlands sales includes sales of seeds and seedlings from our nursery operations as well as wood chips.
(3)	Other Wood Products sales include wood chips, other byproducts and third-party residual log sales from our Canadian Forestlands operations.

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 69

NOTE 4: TIMBERLAND ACQUISITIONS AND DIVESTITURES

OREGON ACQUISITION AND DIVESTITURE

On September 1, 2020, we announced an agreement to sell 149,000 acres of southern Oregon timberlands and a separate agreement to purchase 85,000 acres of mid-coastal Oregon timberlands. These transactions were structured as a like-kind exchange for tax purposes.

On November 17, 2020, we completed the sale of southern Oregon timberlands for $381 million in cash proceeds, which is net of purchase price adjustments and closing costs. As a result of the sale, we recorded a $182 million gain in the Timberlands segment. This sale was not considered a strategic shift that had, or will have, a major effect on our operations or financial results and therefore did not meet the requirements for presentation as discontinued operations.

On November 19, 2020, we completed the purchase of mid-coastal Oregon timberlands for $425 million, which is net of purchase price adjustments. As a result of the purchase, we recorded $421 million of timberland assets in “Timber and timberlands at cost, less depletion” and $4 million of related assets in “Property and equipment, net” on our Consolidated Balance Sheet.

MONTANA AND MICHIGAN DIVESTITURES

On December 17, 2019, we announced an agreement to sell 630,000 acres of Montana timberlands, which was part of our Timberlands business segment. On March 26, 2020, we completed the sale for $145 million in cash proceeds, which is net of purchase price adjustments and closing costs.

On September 16, 2019, we announced an agreement to sell 555,000 acres of Michigan timberlands, which was part of our Timberlands business segment. On November 13, 2019, we completed the sale for $297 million of cash proceeds, which is net of purchase price adjustments and closing costs. As a result of the sale, we recorded a $48 million gain in the Timberlands segment.

The Montana and Michigan divestitures were not considered strategic shifts that had or will have a major effect on our operations or financial results and therefore did not meet the requirements for presentation as discontinued operations. However, the related assets for the Montana transaction met the relevant criteria to be classified as held for sale which changed their presentation from long-term to current on our Consolidated Balance Sheet as of December 31, 2019. The designation as held for sale required us to record the related net assets at the lower of their current cost basis or fair value, less an amount of estimated selling costs, and thus, we recognized a noncash pretax impairment charge of $80 million in fourth quarter 2019. As a result, no material gain or loss was recorded upon completion of the sale in first quarter 2020.

As of December 31, 2019, “Assets held for sale” had a balance of $140 million, which consisted primarily of timberlands and other related assets, after the impairment charge.

NOTE 5: NET EARNINGS (LOSS) PER SHARE

Our basic and diluted earnings (loss) per share for the last three years were:

•	$1.07 in 2020,
•	$(0.10) in 2019 and
•	$0.99 in 2018.

HOW WE CALCULATE BASIC AND DILUTED NET EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is net earnings (loss) available to common shareholders divided by the weighted average number of our outstanding common shares, including stock equivalent units where there is no circumstance under which those shares would not be issued.

Diluted earnings (loss) per share is net earnings (loss) available to common shareholders divided by the sum of the:

•	weighted average number of our outstanding common shares and
•	the effect of our outstanding dilutive potential common shares.

Dilutive potential common shares may include:

•	outstanding stock options,
•	restricted stock units and
•	performance share units.

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 70

Calculation of Weighted Average Number of Outstanding Common Shares – Dilutive

SHARES IN THOUSANDS
	2020	2019	2018
Weighted average number of outstanding shares - basic	746,931	745,897	754,556
Dilutive potential common shares:
Stock options	313	—	1,310
Restricted stock units	403	—	566
Performance share units	252	—	395

Total effect of outstanding dilutive potential common shares	968	—	2,271

Weighted average number of outstanding common shares - dilutive	747,899	745,897	756,827

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

Potential Shares Not Included in the Computation of Diluted Earnings (Loss) per Share

SHARES IN THOUSANDS
	2020	2019	2018
Stock options	2,107	2,631	2,402
Restricted stock units	—	477	—
Performance share units	781	1,131	1,080

NOTE 6: INVENTORIES

Inventories include raw materials, work-in-process, finished goods as well as materials and supplies, as shown below:

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2020	DECEMBER 31, 2019
LIFO inventories:
Logs	$24	$19
Lumber, plywood, panels and fiberboard	59	82
Other products	9	10
Moving average cost or FIFO inventories:
Logs	64	28
Lumber, plywood, panels, fiberboard and engineered wood products	84	84
Other products	100	98
Materials and supplies	103	95

Total	$443	$416

If we used FIFO for all LIFO inventories, our stated inventories would have been higher by $76 million as of December 31, 2020 and December 31, 2019.

HOW WE ACCOUNT FOR OUR INVENTORIES

The “Inventories” section of Note 1: Summary of Significant Accounting Policies provides details about how we account for our inventories.

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 71

NOTE 7: PROPERTY AND EQUIPMENT, NET

Property and equipment includes land, buildings and improvements, machinery and equipment, roads and other items.

Carrying Value of Property and Equipment and Estimated Service Lives

DOLLAR AMOUNTS IN MILLIONS
	RANGE OF LIVES	DECEMBER 31, 2020	DECEMBER 31, 2019
Property and equipment, at cost:
Land	N/A	$84	$87
Buildings and improvements	15-40	1,049	999
Machinery and equipment	5-25	3,486	3,425
Roads	10-35	725	742
Other	3-10	101	193

Total cost		5,445	5,446
Accumulated depreciation and amortization		(3,432)	(3,477)

Property and equipment, net		$2,013	$1,969

SERVICE LIVES AND DEPRECIATION

In general, additions are classified into components, each with its own estimated useful life as determined at the time of purchase.

Depreciation and amortization expense for property and equipment was:

•	$243 million in 2020,
•	$240 million in 2019 and
•	$197 million in 2018.

NOTE 8: RELATED PARTIES

This note provides details about our transactions with related parties. For the years presented, our material related parties have consisted of variable interest entities.

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

We had an equity interest in the monetization SPEs, but no ownership interest in the buyer-sponsored SPEs. The following disclosures refer to assets of buyer-sponsored SPEs and liabilities of monetization SPEs. However, because these SPEs were distinct legal entities:

•	Assets of the SPEs were not available to satisfy our liabilities or obligations.
•	Liabilities of the SPEs were not our liabilities or obligations.

During first quarter 2020, we received $362 million in proceeds from our final buyer-sponsored SPE at maturity. The corresponding $302 million in liabilities of this SPE was paid in third quarter 2019. During first quarter 2019, we received $253 million in proceeds from a buyer-sponsored SPE at maturity. The corresponding $209 million in liabilities of this SPE was paid in fourth quarter 2018.

Our Consolidated Statement of Operations includes:

•	Interest income on buyer-sponsored SPE investments of:

–  $22 million in 2019 and

–  $34 million in 2018.

•	Interest expense on monetization SPE notes of:

– $12 million in 2019 and

–  $29 million in 2018.

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 72

We had minimal interest income on buyer-sponsored SPE investments and no interest expense on monetization SPE notes in 2020.

The weighted average interest rate on our buyer-sponsored SPEs was 5.5 percent during 2020, 2019 and 2018. The interest rate on the final monetization SPE that matured in 2019 and the weighted average interest rate on our monetization SPEs during 2018 was 5.6 percent.

NOTE 9: PENSION AND OTHER POST-EMPLOYMENT BENEFIT PLANS

This note provides details about defined benefit and defined contribution plans we sponsor for our employees. The "Pension and Other Post-Employment Benefit Plans" section of Note 1: Summary of Significant Accounting Policies provides information about how we account for pension and other post-employment plans and benefits.

DEFINED BENEFIT PLANS WE SPONSOR

OVERVIEW OF PLANS

The defined benefit pension plans we sponsor in the U.S. and Canada differ according to each country’s requirements. In the U.S., we have plans that qualify under the Internal Revenue Code (qualified plans), as well as plans for select employees that provide additional benefits not qualified under the Internal Revenue Code (nonqualified plans). In Canada, we have plans that are registered under the Income Tax Act and applicable provincial pension acts (registered plans), as well as nonregistered plans for select employees that provide additional benefits that may not be registered under the Income Tax Act or provincial pension acts (nonregistered plans). We also sponsor other post-employment benefit (OPEB) plans in the U.S. and Canada, including retiree medical and life insurance plans.

We sponsor various defined contribution plans for our U.S. and Canadian salaried and hourly employees. Our contributions to these plans were $27 million, $25 million and $22 million in 2020, 2019 and 2018, respectively.

Actions to Reduce Pension Plan Obligations

As part of our continued efforts to reduce pension plan obligations, we transferred approximately $0.8 billion and $1.5 billion of U.S. qualified pension plan assets and liabilities to insurance companies through the purchase of group annuity contracts in December 2020 (2020 Retiree Annuity Purchase) and January 2019 (2019 Retiree Annuity Purchase), respectively. In connection with these transactions, we recorded noncash pretax settlement charges of $253 million and $449 million during 2020 and 2019, respectively. These settlement charges accelerated the recognition of previously unrecognized losses in "accumulated other comprehensive loss," that would have been recognized in subsequent periods.

The 2019 Retiree Annuity Purchase triggered a remeasurement of plan assets and liabilities. We updated the discount rate used to measure our projected benefit obligation for the U.S. qualified pension plan as of January 31, 2019, as well as our discount rate used to calculate the related net periodic benefit cost for the remainder of 2019 to 4.30 percent from 4.40 percent. All other assumptions remained unchanged. The net effect of the remeasurement was a $24 million reduction in funded status, primarily driven by the decrease in discount rate. This change in funded status was reflected on our Consolidated Balance Sheet as of March 31, 2019. Given the timing of the 2020 Retiree Annuity Purchase, the plan remeasurement triggered as a result of the transaction was conducted as part of our annual valuation process.

Additionally, we settled the assets and liabilities associated with three Canadian registered pension plans through the purchase of group annuity contracts in October 2019. As a result of the transaction, we recorded a noncash pretax settlement charge of $6 million.

During 2018, we offered select U.S. terminated vested plan participants the opportunity to elect an immediate lump sum distribution. Lump sum distributions were paid from plan assets totaling $664 million. We recorded a settlement charge of $200 million during 2018 related to this transaction. The settlement triggered a plan remeasurement; however, due to the short period between the settlement and our normal year-end remeasurement, the effect on net periodic benefit cost was insignificant.

To maintain the U.S. qualified pension plan's funded status in connection with these transactions, we contributed $300 million to the plan during third quarter 2018. Refer to Note 20: Income Taxes for details on the tax effects of this transaction.

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 73

FUNDED STATUS OF PLANS

The funded status of the plans we sponsor is determined by comparing the projected benefit obligation with the fair value of plan assets at the end of the year. The following table demonstrates how our plans' funded status is reflected on the Consolidated Balance Sheet.

DOLLAR AMOUNTS IN MILLIONS
	PENSION		OPEB
	2020	2019	2020	2019
Projected benefit obligation at beginning of year	$4,260	$5,263	$151	$166
Service cost	36	32	—	—
Interest cost	139	160	4	6
Actuarial (gains) losses(1)	540	510	5	(8)
Plan participants’ contributions	—	—	2	2
Benefits paid, including lump sum and annuity transfers	(1,025)	(1,745)	(14)	(17)
Other, including foreign currency translation	21	40	1	2

Projected benefit obligation at end of year	$3,971	$4,260	$149	$151

Fair value of plan assets at beginning of year (estimated)	$3,719	$4,930	$19	$18
Actual return on plan assets(2)	490	465	—	1
Employer contributions and benefit payments	21	30	8	15
Plan participants’ contributions	—	—	2	2
Benefits paid, including lump sum and annuity transfers	(1,025)	(1,745)	(14)	(17)
Other, including foreign currency translation	25	39	—	—

Fair value of plan assets at end of year (estimated)	$3,230	$3,719	$15	$19

Presentation on our Consolidated Balance Sheet:(3)
Noncurrent assets	$58	$47	$—	$—
Current liabilities	(17)	(19)	(8)	(8)
Noncurrent liabilities	(782)	(569)	(126)	(124)

Funded status(4)	$(741)	$(541)	$(134)	$(132)

Accumulated benefit obligation at end of year	$3,855	$4,166	N/A	N/A

Actuarial Assumptions Used in Estimating Our Pension and OPEB Benefit Obligations:
Discount rate(5)	2.50%	3.10 - 3.40%	2.10 - 2.40%	3.00%
Rate of compensation increase(6)	2.00 - 13.00%	2.00 - 13.00%	N/A	N/A
Lump sum or installment distributions election(7)	60.00%	60.00%	N/A	N/A
Healthcare cost trend rate:
Assumed for next year(8)	N/A	N/A	4.50 - 6.80%	4.50 - 7.30%
Ultimate(8)	N/A	N/A	4.00 - 4.50%	4.00 - 4.50%
Year when rate will reach ultimate(8)	N/A	N/A	2037 - 2040	2037 - 2039

(1)	Actuarial (gains) losses are primarily due to year over year changes in discount rates.
(2)	Includes adjustments for final fair value of plan assets.
(3)

Assets and liabilities on our Consolidated Balance Sheet are different from the cumulative income or expense that we have recorded associated with the plans. The differences are actuarial gains and losses and prior service costs and credits that are deferred and amortized into periodic benefit costs in future periods. Unamortized amounts are recorded in "Accumulated Other Comprehensive Loss", which is a component of total equity on our Consolidated Balance Sheet. The "Accumulated Other Comprehensive Loss" section of Note 15: Shareholders’ Interest details changes in these amounts by component.

(4)

For pension plans with a projected benefit obligation exceeding plan assets, the projected benefit obligation and fair value of plan assets were $3.1 billion and $2.3 billion at December 31, 2020, respectively, and $3.4 billion and $2.8 billion at December 31, 2019, respectively. For pension plans with an accumulated benefit obligation exceeding plan assets, the accumulated benefit obligation and fair value of plan assets were $3.0 billion and $2.3 billion at December 31, 2020, respectively, and $3.3 billion and $2.8 billion at December 31, 2019, respectively.

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 74

(5)

For the U.S. defined benefit plans, the discount rate assumption was 2.5% and 3.4% for 2020 and 2019, respectively. For the Canadian defined benefit plans, the discount rate assumption was 2.5% and 3.1% for 2020 and 2019, respectively. For U.S. OPEB plans, the discount rate assumption was 2.1% and 3.0% for 2020 and 2019, respectively. For Canadian OPEB plans, the discount rate assumption was 2.4% and 3.0% for 2020 and 2019, respectively. For lump sum distributions (for U.S. qualified salaried and nonqualified plans only), the discount rate assumption was based on the PPA Phased Table: Interest and mortality assumptions as mandated by the Pension Protection Act of 2006.

(6)

For the U.S. defined benefit plans, the rate of compensation increase assumption for both 2020 and 2019 was between 2.00% - 13.00% for salaried and hourly participants and was decreasing with participant age. For the Canadian defined benefit plans, the rate of compensation increase assumption was 3.25% and 3.00% for salaried and hourly participants, respectively.

(7)	U.S. qualified salaried and nonqualified plans only.
(8)

For U.S. OPEB plans, the healthcare cost trend rate assumption for the next year for Pre-Medicare was 6.80% and 7.30% for 2020 and 2019, respectively. The healthcare cost trend rate assumption for Health Reimbursement Account (HRA) was 4.50% for both 2020 and 2019. The ultimate healthcare cost trend rate was 4.50% and the assumption for the year the ultimate healthcare cost trend rate is reached was 2037 in both 2020 and 2019. For Canadian OPEB plans, the healthcare cost trend rate was 5.30% and 5.40% for 2020 and 2019, respectively. The ultimate healthcare cost trend rate was 4.00% and the assumption for the year the ultimate healthcare cost trend rate is reached was 2040 and 2039 for 2020 and 2019, respectively.

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

U.S. and Canadian Pension Trusts

At the end of 2018, we began to shift pension plan assets to an allocation that more closely aligns with our pension plan liability profile. Our former investment strategy included investments primarily in hedge funds and private equity funds. These asset classes are now in redemption and run-off mode. However, given the long-term nature of these investments, they will continue to comprise a portion of the plan assets for several years. We expect all investments in redemption to be redeemed at amounts materially consistent with their net asset values (NAV). As these investments are redeemed or liquidated, cash proceeds available for investment will be invested in accordance with our revised investment strategy.

The revised investment strategy targets a percentage allocation to growth assets and a percentage allocation to liability hedging assets based on each plan’s funded status. We expect to increase the allocation to liability hedging assets over time as the funded status of the pension plan improves. Growth assets include investments in global equities, hedge funds (which are in redemption) and private equity assets (which are in run-off mode). Liability hedging assets include corporate credit and government issued fixed income securities as well as treasury futures selected to align with the plan liabilities.

Assets within our U.S. and Canadian pension trusts were invested as follows:

	DECEMBER 31, 2020	DECEMBER 31, 2019
Cash and short-term investments(1)	3.6%	3.2%
Fixed income investments:(2)
Corporate	30.6	33.9
Government	31.8	25.4
Repurchase agreements	(2.8)	(4.7)
Public equity investments(3)	—	0.1
Hedge funds and related investments(4)(5)	6.9	14.3
Private equity and related investments(5)(6)	30.0	27.7
Derivative instruments, net(7)	0.2	0.3
Accrued liabilities	(0.3)	(0.2)

Total	100.0%	100.0%

(1)	Cash and short-term investments are valued at cost, which approximates market.
(2)

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

(3)	Public equity investments are valued at exit prices quoted in active markets.

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 75

(4)

Hedge funds and related investments are privately-offered managed pools primarily structured as limited liability entities. General members or partners of these limited liability entities serve as portfolio managers and are thus responsible for the fund’s underlying investment decisions. Underlying investments within these funds may include long and short public and private equities, corporate, mortgage and sovereign debt, options, swaps, forwards and other derivative positions. These funds have varying degrees of leverage, liquidity and redemption provisions.

(5)

These investments are primarily valued based on the NAVs of the funds. These values represent the per-unit price at which new investors are permitted to invest and existing investors are permitted to exit. When NAVs as of the end of the year have not been received, we estimate fair value by adjusting the most recently reported NAVs for market events and cash flows between the interim date and the end of the year.

(6)

Private equity and related investments are investments in private equity, mezzanine, distressed, co-investments and other structures. Private equity funds generally participate in buyout and venture capital strategies through unlisted equity and debt instruments. These funds may also borrow at the underlying entity level. Mezzanine and distressed funds generally invest in the debt of public or private companies with additional participation through warrants or other equity options.

(7)

Derivative instruments have historically been comprised of swaps, futures, forwards or options. Consistent with our shift in asset strategy, our positions in derivative instruments have been significantly reduced. At December 31, 2020, only a small amount of futures remain in our portfolio. Derivative instruments are valued based upon valuation statements received from each derivative’s counterparty.

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

RISK	MITIGATION
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

This risk is mitigated by investing a portion of trust assets in fixed income investments which more closely match the plan liabilities.
Credit risk is the risk that counterparties’ failure to discharge their obligations could affect cash flows. The trusts have exposure primarily through investments in fixed income securities.	This risk is mitigated by investing in a diversified portfolio, initial due diligence, and ongoing monitoring processes.
Currency risk arises from holding plan assets denominated in a currency other than the currency in which its liabilities are settled.	This risk is mitigated by investing a portion of the Canadian plan assets in Canadian dollar fixed income investments.

Liquidity risk is the risk that the trust will not be able to settle liabilities such as payments to participants, counterparties, and service providers. Private equity and hedge fund investments generally have less liquidity than publicly traded investments.

This risk is mitigated through investing a significant portion of plan assets in liquid instruments such as publicly traded fixed income.

Valuation of Our Plan Assets

Pension assets are stated at fair value or NAV as of the reporting date. Fair value is based on the amount that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the reporting date. We do not consider forced or distressed sale scenarios. Instead, we consider both observable and unobservable inputs that reflect assumptions applied by market participants when setting the exit price of an asset or liability in an orderly transaction within the principal market for that asset or liability.

We value the pension plan assets based upon the observability of exit pricing inputs and classify pension plan assets based upon the lowest level input that is significant to the fair value measurement of the pension plan assets in their entirety. Refer to Note 1: Summary of Significant Accounting Policies for details on the fair value hierarchy.

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 76

Investments for which fair value is measured using the NAV per share as a practical expedient are not categorized within the fair value hierarchy.

The net pension plan assets, when categorized in accordance with this fair value hierarchy, are as follows.

DOLLAR AMOUNTS IN MILLIONS	2020				2019
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Pension trust investments:
Cash and short-term investments	$117	$—	$—	$117	$120	$—	$—	$120
Fixed income investments:
Corporate	—	985	—	985	—	1,260	—	1,260
Government	—	1,021	—	1,021	—	941	—	941
Repurchase agreements	—	(90)	—	(90)	—	(176)	—	(176)
Public equity investments	—	—	—	—	4	—	—	4
Hedge funds and related investments(1)	—	—	4	4	—	—	13	13
Private equity and related investments(1)	—	—	68	68	—	—	86	86
Derivative instruments(2)	—	8	—	8	—	10	—	10

Total pension trust investments measured at fair value(1)	117	1,924	72	2,113	124	2,035	99	2,258
Canadian nonregistered plan assets:
Cash and short-term investments	5	—	—	5	5	—	—	5
Public equity investments	5	—	—	5	5	—	—	5

Total Canadian nonregistered plan assets measured at fair value	10	—	—	10	10	—	—	10

Total plan assets measured at fair value(1)				$2,123				$2,268

(1)

December 31, 2020 and 2019, excludes $1,116 million and $1,460 million of hedge fund and private equity investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient, which are not required to be classified in the fair value hierarchy. Additionally, December 31, 2020 and 2019 both exclude $9 million of accrued liabilities.

(2)

Derivative instruments include futures contracts. The fair value and aggregate notional value of these contracts were $8 million and $449 million at December 31, 2020, respectively, and $10 million and $813 million at December 31, 2019, respectively.

A reconciliation of the beginning and ending balances of the pension plan assets measured at fair value using significant unobservable inputs (Level 3) is presented below:

DOLLAR AMOUNTS IN MILLIONS
2020	Beginning Balance	Realized Gain (Loss)	Unrealized Gain (Loss)	Purchases, Sales, Settlements, Net	Transfers In (Out), Net	Ending Balance
Hedge funds and related investments	$13	$3	$(4)	$(9)	$1	$4
Private equity and related investments	86	—	(1)	(9)	(8)	68

Total	$99	$3	$(5)	$(18)	$(7)	$72

2019	Beginning Balance	Realized Gain (Loss)	Unrealized Gain (Loss)	Purchases, Sales, Settlements, Net	Transfers In (Out), Net	Ending Balance
Hedge funds and related investments	$3	$1	$(1)	$(3)	$13	$13
Private equity and related investments	65	(1)	—	(3)	25	86
Derivative instruments, net	262	237	(262)	(237)	—	—

Total	$330	$237	$(263)	$(243)	$38	$99

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

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 77

ACTIVITY OF PLANS

Net Periodic Benefit Cost

Our net periodic benefit cost and the assumptions used to estimate it are shown in the following table.

DOLLAR AMOUNTS IN MILLIONS
	PENSION			OPEB
	2020	2019	2018	2020	2019	2018
Net periodic benefit cost:
Service cost	$36	$32	$37	$—	$—	$—
Interest cost	139	160	236	4	6	7
Expected return on plan assets	(234)	(223)	(399)	—	—	—
Amortization of actuarial loss	122	112	225	4	7	8
Amortization of prior service cost (credit)	3	4	3	(1)	(5)	(8)
Settlement charges	253	455	200	—	—	—

Net periodic benefit cost	$319	$540	$302	$7	$8	$7

Actuarial Assumptions Used in Estimating Our Pension and OPEB Net Periodic Benefit Cost:
Discount rate(1)(2)	3.10 - 3.40%	3.70 - 4.40%	3.50 - 3.70%	3.00%	3.70 - 4.20%	3.40 - 3.50%
Expected return on assets(3)	6.50%	7.00%	8.00%	N/A	N/A	N/A
Rate of compensation increase(4)	2.00 - 13.00%	2.00 - 13.00%	2.00 - 13.00%	N/A	N/A	N/A
Lump sum or installment distributions election(5)	60.00%	60.00%	60.00%	N/A	N/A	N/A
Weighted healthcare cost trend rate(6)	N/A	N/A	N/A	4.50 - 7.30%	4.50 - 7.80%	4.50 - 7.80%

(1)

For the U.S. defined benefit plans, the discount rate assumption was 3.40%, 4.30% and 3.70% for 2020, 2019 and 2018, respectively. For the Canadian defined benefit plans, the discount rate assumption was 3.10%, 3.70% and 3.50% for 2020, 2019 and 2018, respectively. For U.S. OPEB plans, the discount rate assumption was 3.00%, 4.20% and 3.50%, for 2020, 2019 and 2018, respectively. For Canadian OPEB plans, the discount rate assumption was 3.00%, 3.70% and 3.40% for 2020, 2019 and 2018, respectively. For lump sum distributions (for U.S. qualified salaried and nonqualified plans only), the discount rate assumption was based on the PPA Phased Table: Interest and mortality assumptions as mandated by the Pension Protection Act of 2006.

(2)

The discount rate used to estimate our net periodic benefit cost for January 2019 was 4.40%. Due to the remeasurement triggered by the 2019 Retiree Annuity Purchase, the discount rate was updated to 4.30% for the remainder of the year.

(3)

Determining our expected return requires a high degree of judgment. We consider actual pension fund asset performance over multiple years, and current and expected valuation levels in the global equity and credit markets. Historical fund returns are used as a base and we place added weight on more recent pension plan asset performance. As discussed in the “Our Investment Policies and Strategies” section above, fixed income securities continue to make up a larger portion of our plan assets. As a result, we reduced our assumption of long-term rate of return on plan assets to 6.00% for the year ending December 31, 2021.

(4)

For the U.S. defined benefit plans, the rate of compensation increase assumption for 2020, 2019 and 2018 was between 2.00% - 13.00% for salaried and hourly participants and was decreasing with participant age. For the Canadian defined benefit plans, the rate of compensation increase assumption for salaried participants was 3.25% for 2020, 2019 and 2018. The rate of compensation increase assumption for hourly participants was 3.00% for 2020, 2019 and 2018.

(5)	U.S. qualified salaried and nonqualified plans only.
(6)	For OPEB plans during 2020, the assumed weighted healthcare cost trend rate was 7.3%, 4.5% and 5.4% for U.S. Pre-Medicare participants, U.S. HRA participants and Canadian OPEB plans, respectively.

Pension Plan Contributions and Benefit Payments

Established funding standards govern the funding requirements for our qualified and registered pension plans. We fund the benefit payments of our nonqualified and nonregistered plans as benefit payments come due. We voluntarily contributed $300 million to our U.S. qualified pension plans during 2018, although there was no minimum required contribution for the year.

During 2020, we made contributions and/or benefit payments of $16 million for our U.S. nonqualified pension plans, $3 million for our Canadian nonregistered pension plans and $2 million for our Canadian registered plans.

During 2021, based on estimated year-end asset values and projections of plan liabilities, we expect to make contributions and/or benefit payments of approximately:

•	$14 million for our U.S. nonqualified pension plans,
•	$3 million for the Canadian non-registered plans and
•	$2 million for our Canadian registered plan (required contribution).

We do not anticipate contributions being required for our U.S. qualified pension plan for 2021.

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 78

OPEB Benefit Payments

During 2020, we contributed $6 million and $2 million to our U.S. and Canadian OPEB plans, respectively. In 2021, we expect to make contributions of $8 million in total for our U.S. and Canadian OPEB plans, including $4 million expected to be required to cover benefit payments under collectively bargained contractual obligations.

Estimated Projected Benefit Payments for the Next 10 Years

DOLLAR AMOUNTS IN MILLIONS
	PENSION	OPEB
2021	$188	$14
2022	$189	$12
2023	$193	$11
2024	$192	$11
2025	$192	$10
2026-2030	$978	$45

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

NOTE 10: ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2020	DECEMBER 31, 2019
Compensation and employee benefit costs	$204	$188
Current portion of lease liabilities (Note 17)	26	33
Customer rebates, volume discounts and deferred income	111	105
Interest	87	98
Taxes payable	75	24
Other	93	82

Total	$596	$530

NOTE 11: LINE OF CREDIT

OUR LINE OF CREDIT

In January 2020, we refinanced and extended our $1.5 billion five-year senior unsecured revolving credit facility, which expires in January 2025. Borrowings are at LIBOR plus a spread or at other interest rates mutually agreed upon between the borrower and the lending banks. As of December 31, 2020, we had no outstanding borrowings on the revolving credit facility and had our full $1,500 million available. As of December 31, 2019, we had $230 million of outstanding borrowings on the revolving credit facility and had an additional $1,270 million available. We were in compliance with the revolving credit facility covenants as of December 31, 2020 and December 31, 2019.

LETTERS OF CREDIT AND SURETY BONDS

The amounts of letters of credit and surety bonds we have entered into as of the end of the last two years are included in the following table:

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2020	DECEMBER 31, 2019
Letters of credit	$36	$35
Surety bonds	$130	$127

Our compensating balance requirement for our letters of credit was $3 million as of December 31, 2020 and December 31, 2019.

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 79

NOTE 12: LONG-TERM DEBT, NET

This note provides details about:

•	debt issued and extinguished and
•	long-term debt and related maturities.

Our long-term debt includes notes, debentures and other borrowings.

DEBT ISSUED AND EXTINGUISHED

Over the second half of 2020, the company took action to reduce our outstanding debt balance. In December 2020, we redeemed our $500 million 4.625 percent notes due in September 2023, and in September 2020, we redeemed our $325 million 3.25 percent notes due in March 2023. Pretax charges of $58 million and $23 million were included in "Interest expense, net of capitalized interest" in the Consolidated Statement of Operations in fourth quarter and third quarter 2020, respectively, for the make-whole premiums, unamortized debt issuance costs and unamortized debt discounts in connection with these early extinguishments.

In March 2020, we issued $750 million of 4.00 percent notes due in April 2030. The net proceeds after deducting the discount, underwriting fees and issuance costs were $732 million. In May 2020, a portion of the net proceeds was used to redeem our $569 million 4.70 percent notes due in March 2021. A net pretax charge of $11 million was included in “Interest expense, net of capitalized interest” in the Consolidated Statement of Operations in second quarter 2020 for the make-whole premium in connection with the early extinguishment, partially offset by the write-off of an unamortized fair value step-up adjustment.

In February 2019, we issued $750 million of 4.00 percent notes due in November 2029. The net proceeds after deducting the discount, underwriting fees and issuance costs were $739 million. In March 2019, a portion of the net proceeds was used to redeem our $500 million 7.38 percent notes due in October 2019. A pretax charge of $12 million was included in "Interest expense, net of capitalized interest" in the Consolidated Statement of Operations in first quarter 2019 for the make-whole premium, unamortized debt issuance costs and unamortized debt discounts in connection with the early extinguishment.

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 80

LONG-TERM DEBT AND RELATED MATURITIES

The following table lists our long-term debt by types and interest rates at the end of our last two years and includes the current portion.

Long-Term Debt by Types and Interest Rates (Includes Current Portion)

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2020	DECEMBER 31, 2019
9.00% debentures due 2021	150	150
4.70% debentures due 2021	—	569
7.125% debentures due 2023	191	191
5.207% debentures due 2023	860	860
4.625% notes due 2023	—	500
3.25% debentures due 2023	—	325
8.50% debentures due 2025	300	300
7.95% debentures due 2025	136	136
7.70% debentures due 2026	150	150
7.35% debentures due 2026	62	62
7.85% debentures due 2026	100	100
Variable-rate term loan credit facility matures 2026	225	225
6.95% debentures due 2027	300	300
4.00% notes due 2029	750	750
4.00% notes due 2030	750	—
7.375% debentures due 2032	1,250	1,250
6.875% debentures due 2033	275	275
Other	1	1

Total principal long-term debt	5,500	6,144
Add: fair value adjustments (related to Plum Creek merger)	12	27
Less: unamortized discounts	(28)	(14)
Less: unamortized debt expense	(9)	(10)
	#REF!
Total	$5,475	$6,147

Portion due within one year	$150	$—

Amounts of Long-Term Debt Due Annually for the Next Five Years and Thereafter

DOLLAR AMOUNTS IN MILLIONS (1)
2021	$150
2022	$—
2023	$1,051
2024	$—
2025	$436
Thereafter	$3,863

(1)	Excludes $25 million of unamortized discounts, capitalized debt expense and fair value adjustments (related to Plum Creek merger).

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 81

NOTE 13: FAIR VALUE OF FINANCIAL INSTRUMENTS

FAIR VALUE OF DEBT

The estimated fair values and carrying values of our long-term debt and line of credit consisted of the following:

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2020		DECEMBER 31, 2019
	CARRYING VALUE	FAIR VALUE (LEVEL 2)	CARRYING VALUE	FAIR VALUE (LEVEL 2)
Long-term debt (including current maturities) and line of credit:
Fixed rate	$5,250	$6,718	$5,922	$6,986
Variable rate	225	225	455	455

Total Debt	$5,475	$6,943	$6,377	$7,441

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

ENVIRONMENTAL MATTERS

Site Remediation

Under the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) – commonly known as the “Superfund” – and similar state laws, we are a party to various proceedings related to the cleanup of hazardous waste sites and have been notified that we may be a potentially responsible party related to the cleanup of other hazardous waste sites for which proceedings have not yet been initiated.

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

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 82

The opinion and order, which is currently on appeal before the U.S. Court of Appeals for the Sixth Circuit, does not establish allocation for future remediation costs, and accordingly, we may incur additional costs in connection with future remediation tasks for other areas of the site. In connection with the opinion and order, we updated our best estimate of the liability associated with the site and recorded a pretax charge of $28 million in first quarter 2018 within "Other operating costs, net" in the Consolidated Statement of Operations.

We have established accruals for estimated remediation costs on the active Superfund sites and other sites for which we are a potentially responsible party. These accruals are recorded in "Accrued liabilities" and "Other liabilities" on our Consolidated Balance Sheet.

Changes in the Accrual for Environmental Remediation

DOLLAR AMOUNTS IN MILLIONS
Accrual balance as of December 31, 2019	$61
Charges and adjustments, net	4
Payments	(8)

Accrual balance as of December 31, 2020	$57

We change our accrual to reflect:

•	new information on any site concerning implementation of remediation alternatives,
•	updates on prior cost estimates and new sites and
•	costs incurred to remediate sites.

Estimates. We believe it is reasonably possible, based on currently available information and analysis, that remediation costs for all identified sites may exceed our existing accruals by up to $121 million.

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

Asset Retirement Obligations

We have obligations associated with the retirement of tangible long-lived assets consisting primarily of reforestation obligations related to forest management licenses in Canada and obligations to close and cap landfills. Some of our sites have asbestos containing materials. We have met our current legal obligation to identify and manage these materials. In situations where we cannot reasonably determine when asbestos containing materials might be removed from the sites, we have not recorded an accrual because the fair value of the obligation cannot be reasonably estimated. As of December 31, 2020, and December 31, 2019, we had an asset retirement obligation of $33 million and $30 million, respectively. These obligations are recorded in "Accrued liabilities" and "Other liabilities" on our Consolidated Balance Sheet.

COMMITMENTS AND OTHER CONTINGENCIES

Product Remediation Contingency

Refer to Note 18: Product Remediation Recoveries, Net for further information.

NOTE 15: SHAREHOLDERS’ INTEREST

This note provides details about:

•	preferred and preference shares,
•	common shares,
•	share repurchase programs and
•	accumulated other comprehensive loss.

PREFERRED AND PREFERENCE SHARES

We had no preferred shares or preference shares outstanding as of December 31, 2020 or December 31, 2019. We have authorization to issue 7 million preferred shares with a par value of $1.00 per share and 40 million preference shares with a par value of $1.00 per share.

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 83

COMMON SHARES

The number of common shares we have outstanding changes when:

•	new shares are issued,
•	stock options are exercised,
•	restricted stock units or performance share units vest,
•	stock equivalent units are paid out,
•	shares are tendered,
•	shares are repurchased or
•	shares are canceled.

Reconciliation of Our Common Share Activity

SHARES IN THOUSANDS
	2020	2019	2018
Outstanding at beginning of year	745,300	746,391	755,223
Stock options exercised	1,441	660	2,026
Issued for vested restricted stock units	574	480	466
Issued for vested performance share units	70	118	86
Repurchased	—	(2,349)	(11,410)

Outstanding at end of year	747,385	745,300	746,391

SHARE REPURCHASE PROGRAMS

On February 7, 2019, our board of directors terminated the 2016 Repurchase Program and approved a new share repurchase program (the 2019 Repurchase Program) under which we are authorized to repurchase up to $500 million of outstanding shares.

During 2020, we did not repurchase any shares of common stock. As of December 31, 2020, we have remaining authorization of $440 million for future stock repurchases.

During 2019, we repurchased over 2.3 million shares of common stock for approximately $60 million (including transaction fees) under the 2019 Repurchase Program. As of December 31, 2019, we had remaining authorization of $440 million for future stock repurchases.

During 2018, we repurchased over 11.4 million shares of common stock for approximately $366 million (including transaction fees) under the 2016 Repurchase Program. As of December 31, 2018, we had remaining authorization of $135 million for future stock repurchases.

All common stock repurchases under the 2016 and 2019 Repurchase Programs were made in open-market transactions.

We record share repurchases upon trade date as opposed to the settlement date when cash is disbursed. We record a liability to account for repurchases that have not been cash settled. There were no unsettled repurchases as of December 31, 2020, or December 31, 2019.

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 84

ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in amounts included in our accumulated other comprehensive loss by component are:

DOLLAR AMOUNTS IN MILLIONS
	2020	2019	2018
Pension(1)
Balance at beginning of period	$(1,128)	$(1,343)	$(1,810)
Other comprehensive income (loss) before reclassifications	(223)	(216)	388
Amounts reclassified from accumulated other comprehensive income (loss) to earnings(2)(3)	287	431	325

Total other comprehensive income	64	215	713
Reclassification of certain effects due to tax law changes(4)	—	—	(246)

Balance at end of period	(1,064)	(1,128)	(1,343)
Other Post-Employment Benefits(1)
Balance at beginning of period	(12)	(19)	(25)
Other comprehensive income (loss) before reclassifications	(3)	6	13
Amounts reclassified from accumulated other comprehensive income (loss) to earnings(2)	3	1	—

Total other comprehensive income	—	7	13
Reclassification of certain tax effects due to tax law changes(4)	—	—	(7)

Balance at end of period	(12)	(12)	(19)
Translation Adjustments and Other
Balance at beginning of period	236	210	273
Translation adjustments	18	26	(54)

Total other comprehensive income (loss)	18	26	(54)
Reclassification of accumulated unrealized gains on available-for-sale securities(5)	—	—	(9)

Balance at end of period	254	236	210

Accumulated other comprehensive loss, end of period	$(822)	$(904)	$(1,152)

(1)	Amounts are presented net of tax.
(2)	Amounts of actuarial loss and prior service (cost) credit are components of net periodic benefit cost (credit). See Note 9: Pension and Other Post-Employment Benefit Plans.
(3)

Amounts include settlement charges totaling $253 million, $455 million and $200 million related to our pension plans for the years ended December 31, 2020, December 31, 2019 and December 31, 2018, respectively. See Note 9: Pension and Other Post-Employment Benefit Plans for further detail.

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

NOTE 16: SHARE-BASED COMPENSATION

This note provides details about:

•	our Long-Term Incentive Compensation Plan (2013 Plan),
•	how we account for share-based awards,
•	tax benefits of share-based awards,
•	types of share-based compensation,
•	unrecognized share-based compensation and
•	deferred compensation stock equivalent units.

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 85

Share-based compensation expense was:

•	$30 million in 2020,
•	$30 million in 2019 and
•	$42 million in 2018.

OUR LONG-TERM INCENTIVE COMPENSATION PLAN

Our long-term incentive plan provides for share-based awards that include:

•	restricted stock,
•	restricted stock units (RSUs),
•	performance shares,
•	performance share units (PSUs),
•	stock options and
•	stock appreciation rights (SARs).

We may issue future grants of up to 20 million shares under the 2013 Plan. We also have the right to reissue forfeited and expired grants.

For restricted stock, RSUs, performance shares, PSUs or other equity grants:

•	An individual participant may receive a grant of up to 1 million shares annually.
•	No participant may be granted awards that exceed $10 million earned in a 12-month period.

For stock options and SARs:

•	An individual participant may receive a grant of up to 2 million shares in any one calendar year.
•	The exercise price is required to be the market price on the date of the grant.

We have not granted any stock options or SARs since 2016 and the remaining liability related to SARs is immaterial at December 31, 2020.

The Compensation Committee of our board of directors annually establishes an overall pool of stock awards available for grants based on performance.

For stock-settled awards we:

•	issue new stock into the marketplace and
•	generally do not repurchase shares in connection with issuing new awards.

Our common shares would increase by approximately 27 million shares if all share-based awards were exercised or vested. These include:

•	all options, RSUs and PSUs outstanding at December 31, 2020, and
•	all remaining options, RSUs and PSUs that could be granted under the 2013 Plan.

HOW WE ACCOUNT FOR SHARE-BASED AWARDS

When accounting for share-based awards we:

•	use a fair-value-based measurement and
•	recognize the cost of share-based awards in our consolidated financial statements.

We recognize the cost of share-based awards in the Consolidated Statement of Operations over the required service period — generally the period from the date of the grant to the date when it is fully vested. Special situations include:

•	Awards that vest upon retirement — the required service period ends on the date an employee is eligible for retirement, including early retirement.
•	Awards that continue to vest following job elimination or the sale of a business — the required service period ends on the date the employment from the company is terminated.

In these special situations, compensation expense from share-based awards is recognized over a period that is shorter than the stated vesting period.

TAX BENEFITS OF SHARE-BASED AWARDS

Our total income tax benefit from share-based awards recognized in the Consolidated Statement of Operations for the last three years was:

•	$4 million in 2020,
•	$4 million in 2019 and
•	$5 million in 2018.

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 86

Tax benefits from share-based awards are accrued as stock compensation expense and realized when:

•	restricted shares and RSUs vest,
•	performance shares and PSUs vest,
•	stock options are exercised and
•	SARs are exercised.

TYPES OF SHARE-BASED COMPENSATION

Our share-based compensation is in the form of:

•	RSUs,
•	PSUs,
•	stock options and
•	SARs.

RESTRICTED STOCK UNITS

Through the 2013 Plan, we award RSUs — grants that entitle the holder to shares of our stock as the award vests.

The Details

Our RSUs granted in 2020, 2019 and 2018 generally:

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

Activity

The following table shows our RSU activity for 2020:

	RESTRICTED STOCK UNITS (IN THOUSANDS)	WEIGHTED AVERAGE GRANT-DATE FAIR VALUE
Nonvested at December 31, 2019	1,789	$29.15
Granted	776	$30.03
Vested	(663)	$28.73
Forfeited	(51)	$29.43

Nonvested at December 31, 2020(1)	1,851	$29.67

(1)	As of December 31, 2020, there were approximately 519 thousand RSUs that had met the requisite service period and will be released as identified in the grant terms.

The weighted average grant-date fair value for RSUs was:

•	$30.03 in 2020,
•	$25.83 in 2019 and
•	$34.19 in 2018.

The total grant-date fair value of RSUs vested was:

•	$19 million in 2020,
•	$18 million in 2019 and
•	$16 million in 2018.

Nonvested RSUs accrue dividends that are paid out when RSUs vest. Any RSUs forfeited will not receive dividends.

As RSUs vest, a portion of the shares awarded is withheld to cover employee taxes. As a result, the number of stock units vested and the number of common shares issued will differ.
WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 87

PERFORMANCE SHARE UNITS

Through the 2013 Plan, we award PSUs — grants that entitle the holder to shares of our stock as the award vests.

The Details

The final number of shares granted in 2020 will vest between a range of 0 percent to 150 percent of each grant’s target, depending upon actual company performance compared against an industry peer group. For prior year grants, company performance is measured against an industry peer group and the S&P 500.

The vesting provisions for PSUs granted in 2020, 2019 and 2018 were as follows:

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

In addition, PSUs granted in 2020 will vest at a maximum of 100 percent of target value in the event of negative absolute company total shareholder return (TSR).

Our Accounting

Since the awards contain a market condition, the effect of the market condition is reflected in the grant-date fair value which is estimated using a Monte Carlo simulation model. This model estimates the TSR ranking of the company over the performance period. Compensation expense is based on the estimated probable number of earned awards and recognized over the vesting period on an accelerated basis. Generally, compensation expense would not be reversed if the market condition is not achieved, provided the requisite service period has been completed.

Weighted Average Assumptions Used in Estimating the Value of PSUs

	2020 GRANTS	2019 GRANTS	2018 GRANTS
Performance period	2/13/2020 - 12/31/2022	1/1/2019 - 12/31/2021	1/1/2018 - 12/31/2020
Expected dividends	4.50%	5.25%	3.81%
Risk-free rate	1.45% - 1.62%	2.43% - 2.55%	1.75% - 2.34%
Volatility	20.02% - 22.40%	22.50% - 27.40%	17.30% - 21.52%
Weighted average grant-date fair value	$33.16	$29.66	$35.49

Activity

The following table shows our PSU activity for 2020:

	GRANTS (IN THOUSANDS)	WEIGHTED AVERAGE GRANT-DATE FAIR VALUE
Nonvested at December 31, 2019	1,049	$33.93
Granted at target	375	33.16
Vested	(91)	37.93
Forfeited	(20)	32.42
Performance adjustment	(215)	37.93

Nonvested at December 31, 2020(1)	1,098	$32.58

(1)	As of December 31, 2020, there were approximately 379 thousand PSUs that had met the requisite service period and will be released as identified in the grant terms.

The total grant-date fair value of PSUs vested was:

•	$3 million in 2020,
•	$3 million in 2019 and
•	$4 million in 2018.

As PSUs vest, a portion of the shares awarded is withheld to cover participant taxes. As a result, the number of stock units vested and the number of common shares issued will differ.

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 88

STOCK OPTIONS

Stock options entitle award recipients to purchase shares of our common stock at a fixed exercise price. We have not granted stock option awards since 2016. When granted in prior years, stock options had an exercise price equal to the market price of our stock on the date of the grant.

The Details

Our stock options generally:

•	vest over four years of continuous service,
•	must be exercised within 10 years of the grant date and
•	use a Black-Scholes option valuation model to estimate the fair value of every stock option award on its grant date.

Activity

The following table shows our stock option activity for 2020:

	OPTIONS (IN THOUSANDS)	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE (IN MILLIONS)
Outstanding at December 31, 2019	5,275	$27.30
Exercised	(1,441)	$23.03
Forfeited or expired	(66)	$36.49

Outstanding at December 31, 2020(1)	3,768	$28.82	3.63	$20

Exercisable at December 31, 2020	3,768	$28.82	3.63	$20

(1)	As of December 31, 2020, there were approximately 147 thousand stock options that had met the requisite service period and will be released as identified in the grant terms.

The total intrinsic value of stock options exercised was:

•	$13 million in 2020,
•	$5 million in 2019 and
•	$22 million in 2018.

UNRECOGNIZED SHARE-BASED COMPENSATION

As of December 31, 2020, our unrecognized share-based compensation cost for all types of share-based awards included $40 million related to non-vested equity-classified share-based compensation arrangements. These are expected to be recognized over a weighted average period of approximately 1.1 years.

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

Our Accounting

We settle all deferred compensation accounts in cash for our employees. Our directors receive shares of common stock as payment for stock equivalent units. In addition, we credit all stock equivalent accounts with dividend equivalents. The number of common shares to be issued in the future to directors is 682 thousand.

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 89

Stock equivalent units are:

•	liability-classified awards and
•	remeasured to fair value at every reporting date.

The fair value of a stock equivalent unit is equal to the market price of our stock.

Activity

The number of stock equivalent units outstanding in our deferred compensation accounts was:

•	767 thousand as of December 31, 2020,
•	788 thousand as of December 31, 2019 and
•	788 thousand as of December 31, 2018.

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

Lease Expense

DOLLAR AMOUNTS IN MILLIONS
	2020	2019
Operating lease costs	$21	$20
Financing lease costs	12	15

Total lease costs	$33	$35

Supplemental Cash Flow Information

DOLLAR AMOUNTS IN MILLIONS
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$20	$20
Financing cash flows for financing leases(1)	$13	$16
ROU assets obtained in exchange for new (modified) lease liabilities:
Operating leases	$3	$6
Financing leases	$4	$5

(1)	Interest expense related to financing leases was immaterial during 2020 and 2019.

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 90

Supplemental Balance Sheet Information Related to Leases

DOLLAR AMOUNTS IN MILLIONS
		DECEMBER 31, 2020	DECEMBER 31, 2019
LEASES	BALANCE SHEET CLASSIFICATION
Assets
Operating lease ROU assets	Other assets	$106	$120
Financing lease ROU assets	Property and equipment, net	19	28

Total leased assets		$125	$148

Liabilities
Current:
Operating lease liabilities	Accrued liabilities	$16	$20
Financing lease liabilities	Accrued liabilities	10	13
Noncurrent:
Operating lease liabilities	Other liabilities	95	103
Financing lease liabilities	Other liabilities	12	20

Total lease liabilities		$133	$156

Weighted Average Remaining Lease Term

	DECEMBER 31, 2020	DECEMBER 31, 2019
Operating leases	10 years	11 years
Financing leases	2 years	3 years

Weighted Average Discount Rate

	DECEMBER 31, 2020	DECEMBER 31, 2019
Operating leases	4.2%	4.2%
Financing leases	3.1%	3.1%

Maturities of Lease Liabilities as of December 31, 2020

DOLLAR AMOUNTS IN MILLIONS
	OPERATING LEASES	FINANCING LEASES
2021	$19	$11
2022	18	7
2023	17	4
2024	12	1
2025	11	—
Thereafter	59	—

Total lease payments	136	23
Less: interest	(25)	(1)

Total present value of lease liabilities	$111	$22

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 91

NOTE 18: PRODUCT REMEDIATION RECOVERIES, NET

In July 2017, we announced we were implementing a solution to address concerns regarding our TJI® Joists coated with our former Flak Jacket® Protection product. This issue was isolated to Flak Jacket product manufactured after December 1, 2016 and did not affect any of our other products.

During the years ended December 31, 2020 and 2019, we received and recorded insurance recoveries of $8 million and $68 million, respectively, related to our remediation efforts. In addition, we recorded insurance recoveries of $25 million and product remediation charges of $25 million during the year ended December 31, 2018. The charges and recoveries recorded are attributable to our Wood Products segment and were recorded in "Product remediation recoveries, net" in the Consolidated Statement of Operations.

NOTE 19: OTHER OPERATING COSTS, NET

Other operating costs, net:

•	includes both recurring and non-recurring income and expense items and
•	can fluctuate from year to year.

Income and Expense Items Included in Other Operating Costs, Net

DOLLAR AMOUNTS IN MILLIONS
	2020	2019	2018
Environmental remediation insurance recoveries	$—	$—	$(5)
Foreign exchange losses (gains), net (1)	7	2	(3)
Gain on disposition of nonstrategic assets	(4)	(4)	(5)
Litigation expense, net	11	63	35
Research and development expenses	5	6	8
Timber casualty loss	80	—	—
Other, net(2)	35	28	52

Total other operating costs, net	$134	$95	$82

(1)	Foreign exchange gains and losses result from changes in exchange rates primarily related to our U.S. dollar denominated cash and debt balances that are held by our Canadian subsidiary.
(2)	Other, net includes environmental remediation charges. See Note 14: Legal Proceedings, Commitments and Contingencies for more information.

TIMBER CASUALTY LOSS

In September 2020, forest fires in the state of Oregon, commonly referred to as the Holiday Farm, Beachie Creek, Riverside, and Archie Creek fires, spread from adjacent lands onto portions of our Oregon timberland properties. Based on interpretation of satellite imagery and aerial photography, as well as limited on-site assessments, we estimate that the fires affected approximately 125,000 acres of our Oregon timberlands. Our assessments have indicated that the extent of damage varies from tract to tract based on topographical conditions, rate of fire spread, age of the timber and other circumstances. Based on these assessments, we expect that the majority of merchantable timber, even if affected by the fires, is likely salvageable if harvested within a reasonable period of time. We believe the majority of pre-merchantable timber affected by the fires will not be able to be salvaged.

We recorded a timber casualty loss of $80 million in third quarter 2020 which represented the estimated book value of timber and related assets that could not be salvaged based on the information available at that time. Since that time, we have performed on-site assessments for a limited portion of our affected timberlands and have also developed revised harvest plans to incorporate salvage activity. The additional information obtained has not resulted in a change to the estimated loss previously recorded. The loss is attributable to our Timberlands segment and is recorded within “Other operating costs, net” in the Consolidated Statement of Operations. As salvage efforts continue and as we are able to complete additional on-site assessments of timber within the fire perimeter, it is reasonably possible that this estimate could increase by as much as $30 million to $40 million.

NOTE 20: INCOME TAXES

This note provides details about income taxes applicable to our operations, including the following:

•	earnings (loss) before income taxes,
•	provision (benefit) for income taxes,
•	effective income tax rate,
•	deferred tax assets and liabilities,
•	unrecognized tax benefits and

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 92

•	resolution of IRS tax matter.

The “Income Taxes” section of Note 1: Summary of Significant Accounting Policies provides details about how we account for our income taxes.

EARNINGS (LOSS) BEFORE INCOME TAXES

Domestic and Foreign Earnings (Loss) Before Income Taxes

DOLLAR AMOUNTS IN MILLIONS
	2020	2019	2018
Domestic earnings (loss)	$723	$(268)	$556
Foreign earnings	259	55	251

Total earnings (loss) before income taxes	$982	$(213)	$807

PROVISION (BENEFIT) FOR INCOME TAXES

DOLLAR AMOUNTS IN MILLIONS
	2020	2019	2018
Current:
Federal	$147	$21	$(69)
State	30	1	(5)
Foreign	64	10	61

Total current	241	32	(13)
Deferred:
Federal	(66)	(137)	45
State	(1)	(31)	12
Foreign	11	(1)	15

Total deferred	(56)	(169)	72

Total income tax provision (benefit)	$185	$(137)	$59

EFFECTIVE INCOME TAX RATE

DOLLAR AMOUNTS IN MILLIONS
	2020	2019	2018
U.S. federal statutory income tax	$207	$(45)	$170
State income taxes, net of federal tax benefit	23	(31)	8
REIT income not subject to federal income tax	(51)	(68)	(116)
SDT settlement(1)	—	—	21
Voluntary pension contribution(2)	—	—	(41)
Return to provision adjustment	(3)	4	(1)
Foreign taxes	11	(2)	15
Other, net	(2)	5	3

Total income tax provision (benefit)	$185	$(137)	$59

Effective income tax rate	18.8%	64.1%	7.3%

(1)	In fourth quarter 2018, we recorded tax expense of $21 million related to the settlement of a dispute with the IRS. Refer to “Resolution of IRS Matter” below for further information.
(2)

At the end of 2017, we revalued our deferred tax assets and liabilities to the 21 percent federal tax rate prescribed by H.R. 1 (the Tax Act). During 2018, we made a voluntary contribution of $300 million to our U.S. qualified pension plan. We deducted this contribution on our 2017 U.S. federal tax return at the 2017 federal tax rate of 35 percent. This resulted in an incremental $41 million tax benefit for the portion attributable to our TRSs. Refer to Note 9: Pension and Other Post-Employment Benefit Plans for further information on the voluntary contribution.

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 93

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

Balance Sheet Classification of Deferred Income Tax Assets (Liabilities)

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2020	DECEMBER 31, 2019
Net noncurrent deferred tax asset	$120	$72
Net noncurrent deferred tax liability	(24)	(6)

Net deferred tax asset	$96	$66

Items Included in Our Deferred Income Tax Assets (Liabilities)

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2020	DECEMBER 31, 2019
Deferred tax assets:
Pension and post-employment benefits	207	$159
State tax credits	48	53
Depletion	14	34
Excess interest	—	55
Incentive compensation	19	17
Workers compensation	18	18
Net operating loss carryforwards	16	28
Other	107	101

Gross deferred tax assets	429	465
Valuation allowance	(66)	(64)

Net deferred tax assets	363	401
Deferred tax liabilities:
Property, plant and equipment	(239)	(224)
Timber installment notes	—	(74)
Other	(28)	(37)

Net deferred tax liabilities	(267)	(335)

Net deferred tax asset	$96	$66

Net Operating Loss and Credit Carryforwards

Our gross federal, state and foreign net operating loss carryforwards as of December 31, 2020 totaled $513 million as follows:

•	Federal - U.S. REIT - $208 million, which expire from 2035 through 2039;
•	State - $305 million, which will begin to expire in 2027; and
•	Foreign - none currently recorded.

Our gross state credit carryforwards as of December 31, 2020 totaled $61 million, which includes $10 million that expire from 2021 through 2034 and $51 million that do not expire. Our U.S. TRSs have $7 million in foreign tax credit carryforwards that expire from 2027 through 2029 .

Valuation Allowances

With the exception of the valuation allowance discussed below, we believe it is more likely than not that we will have sufficient future taxable income to realize our deferred tax assets.

Our valuation allowance on our deferred tax assets was $66 million as of December 31, 2020, which related to state credits, state net operating losses and passive foreign tax credits.

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 94

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

UNRECOGNIZED TAX BENEFITS

Unrecognized tax benefits represent potential future obligations to taxing authorities if uncertain tax positions we have taken on previously filed tax returns are not sustained. In accordance with our accounting policy, we accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense (see Note 1: Summary of Significant Accounting Policies). The total gross amount of unrecognized tax benefits as of December 31, 2020 and 2019, as well as the activity during those years, were immaterial.

As of December 31, 2020, our 2016 and 2017 U.S. federal income tax returns are under examination, with tax years 2016 forward open to examination. We are undergoing examinations in foreign jurisdictions for tax years 2016 through 2018, with tax years 2013 forward open to examination. We are also undergoing examinations in state jurisdictions for tax years 2016 through 2018, with tax years 2009 forward open to examination. We do not expect that the outcome of any examination will have a material effect on our consolidated financial statements; however, audit outcomes and the timing of audit settlements are subject to significant uncertainty.

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

SALES

Our sales to unaffiliated customers outside the U.S. are primarily to customers in Canada, Japan and China. Our export sales are comprised primarily of logs, lumber and wood chips to Japan, Canada and China.

Sales by Geographic Area

DOLLAR AMOUNTS IN MILLIONS
	2020	2019	2018
Sales to unaffiliated customers:
U.S.	$6,549	$5,674	$6,365
Canada	528	440	519
Japan	326	305	410
China	83	90	120
Other foreign countries	46	45	62

Total	$7,532	$6,554	$7,476

Export sales from the U.S.:
Japan	$292	$265	$338
Canada	109	94	107
China	79	85	113
Other foreign countries	35	35	46

Total	$515	$479	$604

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 95

LONG-LIVED ASSETS

Our long-lived assets used in the generation of revenues in different geographical areas are nearly all in the U.S. and Canada. Our long-lived assets primarily include:

•	property and equipment, including construction in progress,
•	timber and timberlands and
•	minerals and mineral rights.

Long-Lived Assets by Geographic Area

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2020	DECEMBER 31, 2019
U.S.	$13,922	$14,074
Canada	299	275

Total	$14,221	$14,349

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as is defined in the Securities Exchange Act of 1934 rules. Management, under our supervision, conducted an evaluation of the effectiveness of the company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), management concluded that the company’s internal control over financial reporting was effective as of December 31, 2020. The effectiveness of the company’s internal control over financial reporting as of December 31, 2020, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 96

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Weyerhaeuser Company:

Opinion on Internal Control Over Financial Reporting

We have audited Weyerhaeuser Company and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 19, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Seattle, Washington

February 19, 2021

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 97

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our executive officers and their biographical information can be found in Part I of this report in the Our Business — Information About Our Executive Officers section. Information with respect to directors of the company and certain other corporate governance matters, as required by this item to Form 10-K, is set forth in the Notice of the 2021 Annual Meeting and Proxy Statement for the company’s Annual Meeting of Shareholders to be held May 14, 2021 under the following headings: "Item 1. Election of Directors,” “Corporate Governance at Weyerhaeuser,” and “Stock Information,” and in each case such required information is incorporated herein by reference.

The Weyerhaeuser Code of Ethics applies to our chief executive officer, our chief financial officer and our chief accounting officer, as well as other officers, directors and employees of the company. The Weyerhaeuser Code of Ethics is posted on our website at www.weyerhaeuser.com, and currently is located under the tabs “Sustainability”, then “Strong Governance”, then “Ethics & Transparency” and finally “Code of Ethics”.

EXECUTIVE AND DIRECTOR COMPENSATION

Information with respect to executive and director compensation, as required by this item to Form 10-K, is set forth in the Notice of the 2021 Annual Meeting and Proxy Statement for the company’s Annual Meeting of Shareholders to be held May 14, 2021 under the headings “Item 1. Election of Directors" and “Executive Compensation,” and in each case, such required information is incorporated herein by reference.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management and with respect to securities authorized for issuance under our equity compensation plans, as required by this item to Form 10-K, is set forth in the Notice of the 2021 Annual Meeting and Proxy Statement for the company’s Annual Meeting of Shareholders to be held May 14, 2021 under the heading “Stock Information,” and such required information is incorporated herein by reference.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information about certain relationships and related transactions and director independence, as required by this item to Form 10-K, is set forth in the Notice of the 2021 Annual Meeting and Proxy Statement for the company’s Annual Meeting of Shareholders to be held May 14, 2021 under the heading “Corporate Governance at Weyerhaeuser,” and such required information is incorporated herein by reference.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to principal accounting fees and services, as required by this item to Form 10-K, is set forth in the Notice of the 2021 Annual Meeting and Proxy Statement for the company’s Annual Meeting of Shareholders to be held May 14, 2021 under the heading “Item 3. Ratify Selection of Independent Registered Public Accounting Firm” and such required information is incorporated herein by reference.

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

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 98

EXHIBITS

2	—	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
(a)

Agreement and Plan of Merger, dated as of November 6, 2015, between Weyerhaeuser Company and Plum Creek Timber Company, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on November 9, 2015 – Commission File Number 1-4825)

3	—	Articles of Incorporation
(a)

Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on May 6, 2011 – Commission File Number 1-4825, and to Exhibit 3.1 to the Current Report on Form 8-K filed on June 20, 2013 – Commission File Number 1-4825)

(b) Bylaws (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on October 26, 2018 – Commission File Number 1-4825)
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

Fifth Supplemental Indenture dated as of March 30, 2020 between Weyerhaeuser Company and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank and Chemical Bank), a national banking association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 30, 2020 - Commission File Number 1-4825)

(g)

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

First Supplemental Indenture dated as of November 1, 1999 between Weyerhaeuser Company Limited and The Bank of New York Mellon Trust Company, N.A. (as successor to Harris Trust Company of New York, formerly Bank of Montreal Trust Company), as Trustee (incorporated by reference to Exhibit 4(j) to the Annual Report on Form 10-K for the annual period ended December 31, 2017 – Commission File Number 1-4825)

(l)

Note Indenture dated November 14, 2005 by and among Plum Creek Timberlands, L.P., as Issuer, Weyerhaeuser Company, as successor to Plum Creek Timber Company, Inc., as Guarantor, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on February 19, 2016 – Commission File Number 1-4825)

(m)

Supplemental Indenture No. 1 dated as of February 19, 2016 by and among Plum Creek Timberlands, L.P., as Issuer, Weyerhaeuser Company, as Guarantor, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on February 19, 2016 – Commission File Number 1-4825)

(n)

Supplemental Indenture No. 2 dated September 28, 2016 by and between Weyerhaeuser Company, as successor Issuer, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on September 30, 2016 – Commission File Number 1-4825)

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 99

(o)

Officer’s Certificate dated November 15, 2010 executed by Plum Creek Timberlands, L.P., as Issuer (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on February 19, 2016 – Commission File Number 1-4825)

(p)

Officer’s Certificate dated November 26, 2012 executed by Plum Creek Timberlands, L.P., as Issuer (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed on February 19, 2016 – Commission File Number 1-4825)

(q)

Assumption and Amendment Agreement and Installment Note dated as of April 28, 2016 by and among Plum Creek Timberlands, L.P., Weyerhaeuser Company and MeadWestvaco Timber Note Holding Company II, L.L.C. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 4, 2016 – Commission File Number 1-4825)

(r)

Officer’s Certificate dated February 25, 2019 executed by Weyerhaeuser Company, as Issuer (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on February 25, 2019 – Commission File Number 1-4825)

(s)

Officer’s Certificate dated March 30, 2020 executed by Weyerhaeuser Company, as Issuer (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 30, 2020 – Commission File Number 1-4825)

(t)

Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4(r) to the Annual Report on Form 10-K for the annual period ended December 31, 2019 – Commission File Number 1-4825)

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

Form of Weyerhaeuser Executive Severance Agreement, as in effect as of February 14, 2020 (incorporated by reference to Exhibit 10(c) to the Annual Report on Form 10-K for the annual period ended December 31, 2019 – Commission File Number 1-4825)*

(d)

Weyerhaeuser CEO Severance Agreement, as in effect as of February 14, 2020 (incorporated by reference to Exhibit 10(d) to the Annual Report on Form 10-K for the annual period ended December 31, 2019 – Commission File Number 1-4825)*

(e)

Restricted Stock Unit Agreement with Adrian M. Blocker dated August 24, 2018 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on October 26, 2018 – Commission File Number 1-4825)*

(f)

Weyerhaeuser Company 2013 Long-Term Incentive Plan (Amended and Restated Effective August 14, 2020) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on October 30, 2020 – Commission File Number 1-4825)*

(g)

Form of Weyerhaeuser Company 2013 Long-Term Incentive Plan Stock Option Award Terms and Conditions (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 16, 2013 – Commission File Number 1-4825)*

(h)

Form of Weyerhaeuser Company 2013 Long Term Incentive Plan Performance Share Unit Award Terms and Conditions for Plan Years 2018 and 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 26, 2017 – Commission File Number 1-4825)*

(i)

Form of Weyerhaeuser Company 2013 Long Term Incentive Plan Performance Share Unit Award Terms and Conditions for Plan Year 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 24, 2020 – Commission File Number 1-4825)*

(j)

Form of Weyerhaeuser Company 2013 Long Term Incentive Plan Performance Share Unit Award Terms and Conditions for Plan Year 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 26, 2021 – Commission File Number 1-4825)*

(k)

Form of Weyerhaeuser Company 2013 Long-Term Incentive Plan Restricted Stock Unit Award Terms and Conditions for Plan Years 2017, 2018, 2019 and 2020 (incorporated by reference to Exhibit 10(i) to the Annual Report on Form 10-K for the annual period ended December 31, 2017 – Commission File Number 1-4825)*

(l)

Form of Weyerhaeuser Company 2013 Long-Term Incentive Plan Restricted Stock Unit Award Terms and Conditions for Plan Year 2021 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 26, 2021 – Commission File Number 1-4825)*

(m)

Form of Weyerhaeuser Company 2004 Long-Term Incentive Plan Stock Option Award Terms and Conditions (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 11, 2013 – Commission File Number 1-4825)*

(n)

Weyerhaeuser Company 2004 Long-Term Incentive Compensation Plan, as Amended and Restated (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on December 29, 2010 – Commission File Number 1-4825)*

(o)

Form of Plum Creek Executive Stock Option, Restricted Stock Unit and Value Management Award Agreement For Plan Year 2010 (incorporated by reference to Exhibit 10(v) to the Annual Report on Form 10-K for the annual period ended December 31, 2016 – Commission File Number 1-4825)*

(p)

Form of Plum Creek Executive Stock Option, Restricted Stock Unit and Value Management Award Agreement For Plan Year 2011 (incorporated by reference to Exhibit 10(w) to the Annual Report on Form 10-K for the annual period ended December 31, 2016 -– Commission File Number 1-4825)*

		(q)	2012 Plum Creek Timber Company, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 99.1 from the Registration Statement on Form S-8, Registration No. 333-209617)*
		(r)	Amended and Restated Plum Creek Timber Company, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 99.2 from the Registration Statement on Form S-8, Registration No. 333-209617)*
		(s)	Plum Creek Supplemental Pension Plan (incorporated by reference to Exhibit 10(dd) to the Annual Report on Form 10-K for the annual period ended December 31, 2016 – Commission File Number 1-4825)*
		(t)	Plum Creek Pension Plan (incorporated by reference to Exhibit 10(ee) to the Annual Report on Form 10-K for the period ended December 31, 2016 – Commission File Number 1-4825)*

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 100

(u) Plum Creek Supplemental Benefits Plan (incorporated by reference to Exhibit 10(ff) to the Annual Report on Form 10-K for the annual period ended December 31, 2016 – Commission File Number 1-4825)*
(v)

Weyerhaeuser Company Amended and Restated Annual Incentive Plan for Salaried Employees (as amended effective February 14, 2020) (incorporated by reference to Exhibit 10(u) to the Annual Report on Form 10-K for the annual period ended December 31, 2019 – Commission File Number 1-4825)*

(w) Weyerhaeuser Company 2015 Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 22, 2014 – Commission File Number 1-4825)*
(x)

Weyerhaeuser Company Salaried Employees Supplemental Retirement Plan (incorporated by reference to Exhibit 10(p) to the Annual Report on Form 10-K for the annual period ended December 31, 2004 – Commission File Number 1-4825)*

(y)

2011 Fee Deferral Plan for Directors of Weyerhaeuser Company (Amended and Restated Effective January 1, 2016) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 6, 2016 – Commission File Number 1-4825)*

(z)

2011 Fee Deferral Plan for Directors of Weyerhaeuser Company (Amended and Restated Effective August 14, 2020) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on October 30, 2020 – Commission File Number 1-4825)*

(aa)

Form of Weyerhaeuser Company 2013 Long-Term Incentive Plan Director Restricted Stock Unit Award Terms and Conditions through May 2020 Plan Year (incorporated by reference to Exhibit 10(z) to the Annual Report on Form 10-K for the annual period ended December 31, 2017 – Commission File Number 1-4825)*

(bb)

Form of Weyerhaeuser Company 2013 Long-Term Incentive Plan Director Restricted Stock Unit Award Terms and Conditions for Plan Years beginning November 12, 2020 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on November – Commission File Number 1-4825)*

(cc)

Revolving Credit Facility Agreement dated as of January 29, 2020, among Weyerhaeuser Company, as Borrower, the lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 29, 2020 – Commission File Number 1-4825)

(dd)

Term Loan Agreement dated July 24, 2017, by and among Weyerhaeuser Company, Northwest Farm Credit Services, PCA, as administrative agent, and the lender party thereto (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q filed on July 28, 2017 – Commission File Number 1-4825)

(ee)

First Amendment to Term Loan Agreement dated as of July 22, 2020 by and among Weyerhaeuser Company, Northwest Farm Credit Services, PCA, as administrative agent, and the lender party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 23, 2020 – Commission File Number 1-4825).

(ff)

Redemption Agreement dated as of August 30, 2016 by and among Southern Diversified Timber, LLC, Weyerhaeuser NR Company, TCG Member, LLC, Plum Creek Timber Operations I, L.L.C., TCG/Southern Diversified Manager, LLC, Southern Diversified, LLC, Campbell Opportunity Fund VI, L.P., and Campbell Opportunity Fund VI-A, L.P. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on October 28, 2016 – Commission File Number 1-4825)

(gg)

Commitment Agreement dated as of January 23, 2019, by and among Weyerhaeuser Company, Athene Annuity and Life Company and State Street Global Advisors Trust Company. Confidential treatment has been requested for portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. These portions have been omitted and filed separately with the Securities and Exchange Commission (incorporated by reference to Exhibit 10(hh) to the Annual Report on Form 10-K for the annual period ended December 31, 2018 – Commission File Number 1-4825)

14	—	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K filed on August 22, 2016 - Commission File Number 1-4825)
21	—	Subsidiaries of the Registrant
23	—	Consent of Independent Registered Public Accounting Firm
31(a)	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31(b)	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32	—	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)
101.INS	—	Inline XBRL Instance Document
101.SCH	—	Inline XBRL Taxonomy Extension Schema Document
101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	—	The cover page from Weyerhaeuser Company’s Annual Report on Form 10-K for the year ended December 31, 2020 has been formatted in Inline XBRL.

* Denotes a management contract or compensatory plan or arrangement.

** Filed in paper - hyperlink not required pursuant to Rule 105 of Regulation S-T

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 101

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized February 19, 2021.

WEYERHAEUSER COMPANY

/s/ DEVIN W. STOCKFISH
Devin W. Stockfish
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated February 19, 2021.

/s/ DEVIN W. STOCKFISH	/s/ RUSSELL S. HAGEN
Devin W. Stockfish Principal Executive Officer and Director	Russell S. Hagen Principal Financial Officer

/s/ DAVID M. WOLD	/s/ RICK R. HOLLEY
David M. Wold Principal Accounting Officer	Rick R. Holley Chairman of the Board and Director

/s/ MARK A. EMMERT	/s/ SARA GROOTWASSINK LEWIS
Mark A. Emmert Director	Sara Grootwassink Lewis Director

/s/ MARC F. RACICOT	/s/ NICOLE W. PIASECKI
Marc F. Racicot Director	Nicole W. Piasecki Director

/s/ D. MICHAEL STEUERT	/s/ LAWRENCE A. SELZER
D. Michael Steuert Director	Lawrence A. Selzer Director

/s/ CHARLES R. WILLIAMSON	/s/ KIM WILLIAMS
Charles R. Williamson Director	Kim Williams Director

/s/ AL MONACO	/s/ DEIDRA C. MERRIWETHER
Al Monaco Director	Deidra C. Merriwether Director

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 102