Form 10-Q
period 2021-03-31
WEYERHAEUSER CO
filed 2021-04-30
CIK 106535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

As of April 26, 2021, 749,215 thousand shares of the registrant’s common stock ($1.25 par value) were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	MARCH 2021	MARCH 2020
Net sales (Note 3)	$2,506	$1,728
Costs of sales	1,430	1,382
Gross margin	1,076	346
Selling expenses	20	22
General and administrative expenses	90	74
Other operating costs, net (Note 15)	10	10
Operating income	956	240
Non-operating pension and other post-employment benefit costs (Note 7)	(8)	(9)
Interest income and other	1	1
Interest expense, net of capitalized interest	(79)	(85)
Earnings before income taxes	870	147
Income taxes (Note 16)	(189)	3
Net earnings	$681	$150

Earnings per share, basic and diluted (Note 4)	$0.91	$0.20
Weighted average shares outstanding (in thousands) (Note 4):
Basic	748,718	746,534
Diluted	750,024	747,155

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2021	MARCH 2020
Net earnings	$681	$150
Other comprehensive income (loss):
Foreign currency translation adjustments	9	(42)
Changes in unamortized actuarial loss, net of tax expense of $7 and $16	20	44
Changes in unamortized net prior service credit, net of tax benefit of $1 and $0	1	1
Total other comprehensive income	30	3
Total comprehensive income	$711	$153

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PAR VALUE	MARCH 31, 2021	DECEMBER 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,016	$495
Receivables, net	589	450
Receivables for taxes	7	82
Inventories (Note 5)	505	443
Prepaid expenses and other current assets	141	139
Total current assets	2,258	1,609
Property and equipment, less accumulated depreciation of $3,487 and $3,432	1,971	2,013
Construction in progress	91	73
Timber and timberlands at cost, less depletion	11,776	11,827
Minerals and mineral rights, less depletion	265	268
Deferred tax assets	106	120
Other assets	407	401
Total assets	$16,874	$16,311
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt (Note 9)	$150	$150
Accounts payable	236	204
Accrued liabilities (Note 8)	549	596
Total current liabilities	935	950
Long-term debt, net (Note 9)	5,325	5,325
Deferred tax liabilities	26	24
Deferred pension and other post-employment benefits (Note 7)	893	911
Other liabilities	367	370
Total liabilities	7,546	7,580
Commitments and contingencies (Note 11)
Equity:
Common shares: $1.25 par value; authorized 1,360 million shares; issued and outstanding: 748,751 thousand shares at March 31, 2021 and 747,385 thousand shares at December 31, 2020	936	934
Other capital	8,222	8,208
Retained earnings	962	411
Accumulated other comprehensive loss (Note 12)	(792)	(822)
Total equity	9,328	8,731
Total liabilities and equity	$16,874	$16,311

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2021	MARCH 2020
Cash flows from operations:
Net earnings	$681	$150
Noncash charges (credits) to earnings:
Depreciation, depletion and amortization	118	123
Basis of real estate sold	27	62
Deferred income taxes, net	8	(82)
Pension and other post-employment benefits (Note 7)	19	19
Share-based compensation expense (Note 13)	7	7
Change in:
Receivables, net	(139)	(82)
Receivables and payables for taxes	120	79
Inventories	(60)	(72)
Prepaid expenses and other current assets	(2)	(2)
Accounts payable and accrued liabilities	(60)	(91)
Pension and post-employment benefit contributions and payments	(8)	(10)
Other	(13)	(15)
Net cash from operations	698	86
Cash flows from investing activities:
Capital expenditures for property and equipment	(31)	(47)
Capital expenditures for timberlands reforestation	(22)	(21)
Proceeds from note receivable held by variable interest entities (Note 6)	—	362
Proceeds from sale of Montana timberlands (Note 14)	—	145
Other	—	2
Net cash from investing activities	(53)	441
Cash flows from financing activities:
Cash dividends on common shares	(127)	(254)
Net proceeds from issuance of long-term debt (Note 9)	—	732
Proceeds from borrowings on line of credit (Note 9)	—	550
Payments on line of credit (Note 9)	—	(230)
Proceeds from exercise of stock options	17	6
Other	(14)	(12)
Net cash from financing activities	(124)	792
Net change in cash and cash equivalents	521	1,319
Cash and cash equivalents at beginning of period	495	139
Cash and cash equivalents at end of period	$1,016	$1,458
Cash paid (received) during the period for:
Interest, net of amount capitalized of $1 and $1	$75	$108
Income taxes, net of refunds	$66	$—

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(UNAUDITED)

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	MARCH 2021	MARCH 2020
Common shares:
Balance at beginning of period	$934	$932
Issued for exercise of stock options and vested restricted stock units	2	1
Balance at end of period	936	933
Other capital:
Balance at beginning of period	8,208	8,152
Issued for exercise of stock options	16	6
Shared-based compensation	7	7
Other transactions, net	(9)	(6)
Balance at end of period	8,222	8,159
Retained earnings (accumulated deficit):
Balance at beginning of period	411	(3)
Net earnings	681	150
Dividends on common shares	(130)	(256)
Balance at end of period	962	(109)
Accumulated other comprehensive loss:
Balance at beginning of period	(822)	(904)
Other comprehensive income	30	3
Balance at end of period (Note 12)	(792)	(901)
Total equity:
Balance at end of period	$9,328	$8,082

Dividends paid per common share	$0.17	$0.34

See accompanying Notes to Consolidated Financial Statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE QUARTERS ENDED MARCH 31, 2021 AND 2020

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

The accompanying unaudited Consolidated Financial Statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Except as otherwise disclosed in these Notes to Consolidated Financial Statements, such adjustments are of a normal, recurring nature. The Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements. Certain information and footnote disclosures normally included in our annual Consolidated Financial Statements have been condensed or omitted. These quarterly Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020. Results of operations for interim periods should not necessarily be regarded as indicative of the results that may be expected for the full year.

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
●

Real Estate, Energy and Natural Resources (Real Estate & ENR) – Real Estate (sales of timberlands) and ENR (rights to explore for and extract hard minerals, construction materials, natural gas, and wind and solar resources) and

●	Wood Products – Structural lumber, oriented strand board, engineered wood products and building materials distribution.

A reconciliation of our business segment information to the respective information in the Consolidated Statement of Operations is as follows:

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2021	MARCH 2020
Sales to unaffiliated customers:
Timberlands	$379	$381
Real Estate & ENR	106	112
Wood Products	2,021	1,235
	2,506	1,728
Intersegment sales:
Timberlands	134	122

Total sales	2,640	1,850
Intersegment eliminations	(134)	(122)
Total	$2,506	$1,728
Net contribution (charge) to earnings:
Timberlands	$108	$105
Real Estate & ENR	66	36
Wood Products	840	134
	1,014	275
Unallocated items(1)	(65)	(43)
Net contribution to earnings	949	232
Interest expense, net of capitalized interest	(79)	(85)
Earnings before income taxes	870	147
Income taxes	(189)	3
Net earnings	$681	$150
(1)

Unallocated items are gains or charges not related to, or allocated to, an individual operating segment. They include all or a portion of items such as share-based compensation, pension and post-employment costs, elimination of intersegment profit in inventory and LIFO, foreign exchange transaction gains and losses, interest income and other as well as legacy obligations.

NOTE 3: REVENUE RECOGNITION

A reconciliation of revenue recognized by our major products:

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2021	MARCH 2020
Net sales to unaffiliated customers:
Timberlands segment
Delivered logs:
West
Domestic sales	$79	$87
Export grade sales	122	90
Subtotal West	201	177
South	131	150
North	16	17
Subtotal delivered logs sales	348	344
Stumpage and pay-as-cut timber	6	5
Recreational and other lease revenue	16	15
Other(1)	9	17
Net sales attributable to Timberlands segment	379	381
Real Estate & ENR segment
Real estate	84	95
Energy and natural resources	22	17
Net sales attributable to Real Estate & ENR segment	106	112
Wood Products segment
Structural lumber	990	508
Oriented strand board	438	190
Engineered solid section	142	127
Engineered I-joists	83	78
Softwood plywood	56	39
Medium density fiberboard	48	44
Complementary building products	171	153
Other(2)	93	96
Net sales attributable to Wood Products segment	2,021	1,235
Total net sales	$2,506	$1,728
(1)	Other Timberlands sales include sales of seeds and seedlings from our nursery operations as well as wood chips.
(2)	Other Wood Products sales include wood chips, other byproducts and third-party residual log sales from our Canadian Forestlands operations.

NOTE 4: NET EARNINGS PER SHARE

Our basic and diluted earnings per share were:

●	$0.91 during first quarter 2021 and
●	$0.20 during first quarter 2020.

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

	QUARTER ENDED
SHARES IN THOUSANDS	MARCH 2021	MARCH 2020
Weighted average common shares outstanding – basic	748,718	746,534
Dilutive potential common shares:
Stock options	217	338
Restricted stock units	738	283
Performance share units	351	—
Total effect of outstanding dilutive potential common shares	1,306	621
Weighted average common shares outstanding – dilutive	750,024	747,155

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

	QUARTER ENDED
SHARES IN THOUSANDS	MARCH 2021	MARCH 2020
Stock options	147	2,292
Performance share units	1,115	1,390

NOTE 5: INVENTORIES

Inventories include raw materials, work-in-process, finished goods, as well as materials and supplies.

DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2021	DECEMBER 31, 2020
LIFO inventories:
Logs	$20	$24
Lumber, plywood, panels and fiberboard	80	59
Other products	8	9
Moving average cost or FIFO inventories:
Logs	92	64
Lumber, plywood, panels, fiberboard and engineered wood products	90	84
Other products	106	100
Materials and supplies	109	103
Total	$505	$443

LIFO – the last-in, first-out method – applies to major inventory products held at our U.S. locations. The moving average cost method or FIFO – the first-in, first-out method – applies to the balance of our U.S. raw material and product inventories, all material and supply inventories and all foreign inventories.

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

NOTE 7: PENSION AND OTHER POST-EMPLOYMENT BENEFIT PLANS

The components of net periodic benefit cost are:

	PENSION
	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2021	MARCH 2020
Service cost	$11	$10
Interest cost	24	35
Expected return on plan assets	(49)	(59)
Amortization of actuarial loss	30	30
Amortization of prior service cost	1	1
Total net periodic benefit cost - pension	$17	$17

	OTHER POST-EMPLOYMENT BENEFITS
	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2021	MARCH 2020
Interest cost	$1	$1
Amortization of actuarial loss	2	1
Amortization of prior service credit	(1)	—
Total net periodic benefit cost - other post-employment benefits	$2	$2

For the periods presented, service cost is included in “Costs of sales,” “Selling expenses,” and “General and administrative expenses” with the remaining components included in “Non-operating pension and other post-employment benefit costs” in the Consolidated Statement of Operations.

NOTE 8: ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2021	DECEMBER 31, 2020
Compensation and employee benefit costs	$150	$204
Current portion of lease liabilities	23	26
Customer rebates, volume discounts and deferred income	84	111
Interest	84	87
Taxes payable	115	75
Other	93	93
Total	$549	$596

NOTE 9: LONG-TERM DEBT AND LINE OF CREDIT

In March 2020, we issued $750 million of 4.00 percent notes due in April 2030. The net proceeds after deducting the discount, underwriting fees and issuance costs were $732 million.

In January 2020, we refinanced and extended our $1.5 billion five-year senior unsecured revolving credit facility, which expires in January 2025. Borrowings are at LIBOR plus a spread or at other interest rates mutually agreed upon between the borrower and the lending banks. We had no outstanding borrowings on our credit facility as of March 31, 2021 and December 31, 2020.

NOTE 10: FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values and carrying values of our long-term debt and line of credit consisted of the following:

	MARCH 31, 2021		DECEMBER 31, 2020
DOLLAR AMOUNTS IN MILLIONS	CARRYING VALUE	FAIR VALUE (LEVEL 2)	CARRYING VALUE	FAIR VALUE (LEVEL 2)
Long-term debt (including current maturities) and line of credit:
Fixed rate	$5,250	$6,413	$5,250	$6,718
Variable rate	225	225	225	225
Total debt	$5,475	$6,638	$5,475	$6,943

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

NOTE 11: LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to various legal proceedings arising in the ordinary course of business. We are not currently a party to any legal proceeding that management believes could have a material adverse effect on our Consolidated Statement of Operations, Consolidated Balance Sheet or Consolidated Statement of Cash Flows.

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

As of March 31, 2021, our total accrual for future estimated remediation costs on active Superfund sites and other sites for which we are potentially responsible was approximately $58 million. These amounts are recorded in "Accrued liabilities" and "Other liabilities" on our Consolidated Balance Sheet.

NOTE 12: ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in amounts included in our accumulated other comprehensive loss by component are:

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2021	MARCH 2020
Pension(1)
Balance at beginning of period	$(1,064)	$(1,128)
Other comprehensive income (loss) before reclassifications	(4)	20
Amounts reclassified from accumulated other comprehensive loss to earnings(2)	24	24
Total other comprehensive income	20	44
Balance at end of period	(1,044)	(1,084)
Other Post-Employment Benefits(1)
Balance at beginning of period	$(12)	$(12)
Amounts reclassified from accumulated other comprehensive loss to earnings(2)	1	1
Total other comprehensive income	1	1
Balance at end of period	(11)	(11)
Translation Adjustments and Other
Balance at beginning of period	$254	$236
Translation adjustments	9	(42)
Total other comprehensive income (loss)	9	(42)
Balance at end of period	263	194
Accumulated other comprehensive loss, end of period	$(792)	$(901)
(1)	Amounts presented are net of tax.
(2)	Amounts of actuarial loss and prior service (cost) credit are components of net periodic benefit cost (credit). See Note 7: Pension and Other Post-Employment Benefit Plans.

NOTE 13: SHARE-BASED COMPENSATION

Share-based compensation activity during first quarter 2021 included the following:

SHARES IN THOUSANDS	GRANTED	VESTED
Restricted stock units (RSUs)	736	723
Performance share units (PSUs)	354	229

A total of 1.4 million shares of common stock were issued as a result of RSU vestings, PSU vestings and stock option exercises.

Restricted Stock Units

The weighted average fair value of the RSUs granted in 2021 was $34.19. The vesting provisions for RSUs granted in 2021 were consistent with prior year grants.

Performance Share Units

The weighted average grant date fair value of PSUs granted in 2021 was $38.50. The final number of shares granted in 2021 will vest between a range of 0 percent to 150 percent of each grant's target, depending upon actual company performance compared against an industry peer group. PSUs granted in 2021 will vest at a maximum of 100 percent of target value in the event of negative absolute company total shareholder return.

Weighted Average Assumptions Used in Estimating the Value of Performance Share Units Granted in 2021

PERFORMANCE SHARE UNITS
Performance period	2/11/2021 – 12/31/2023
Valuation date average stock price(1)	$34.14
Expected dividends	1.99%
Risk-free rate	0.02% – 0.20%
Expected volatility	32.87% – 52.82%
(1)	Calculated as an average of the high and low prices on grant date.

NOTE 14: TIMBERLAND ACQUISITIONS AND DIVESTITURES

Washington Divestiture

On April 30, 2021, we announced an agreement to sell 145,000 acres of timberlands in the North Cascades region of Washington for $266 million in cash. This agreement is subject to customary closing conditions and is expected to close in third quarter 2021.

Alabama Acquisition

On February 25, 2021, we announced an agreement to purchase 69,200 acres of southwest Alabama timberlands for approximately $149 million. We completed the purchase on April 27, 2021.

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

NOTE 15: OTHER OPERATING COSTS, NET

Other operating costs, net were comprised of the following:

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2021	MARCH 2020
Foreign exchange losses, net	$2	$8
Litigation expense (income), net	3	(4)
Research and development expenses	1	1
Other, net	4	5
Total other operating costs, net	$10	$10

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

The quarterly provision for income taxes is based on our current estimate of the annual effective tax rate and is adjusted for discrete taxable events that have occurred during the year. Our 2021 estimated annual effective tax rate, excluding discrete items, differs from the U.S. federal statutory tax rate of 21 percent primarily due to state and foreign income taxes and tax benefits associated with our nontaxable REIT earnings.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This report contains statements concerning our future results and performance that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include, without limitation, statements relating to: our expected future financial and operating performance; our plans, strategies, intentions and expectations; estimated taxes and tax provision; our capital structure and the sufficiency of our liquidity position to meet future cash requirements; future debt maturities, compliance with our debt agreements and the effect on our financial position of the expected discontinuation of LIBOR; expected results of litigation and other legal proceedings and contingent liabilities, and the sufficiency of litigation and other contingent liability reserves and related accruals; expected uses of cash, including future dividends and expected capital expenditures; expected effects of certain divestitures on our operations and financial results; expected economic conditions, including markets, pricing and demand for our products; laws and regulations relevant to our businesses; assumptions used in valuing incentive compensation and related expense; and our expectations relating to returns on invested pension plan assets and expected benefit payments.

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often involve use of words such as "anticipate," "believe," "committed,” "continue," "estimate," "expect," "foreseeable," "future," "intend," "maintain," "may," "plan," "potential," "project," "should," "targeted," "will," and "would," or similar words or terminology. They may use the positive, negative or another variation of those and similar words. These forward-looking statements are based on our current expectations and assumptions and are not guarantees of future events or performance. The realization of our expectations and the accuracy of our assumptions are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to:

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

●	changes in currency exchange rates, particularly the relative value of the U.S. dollar to the Japanese yen, the Chinese yuan, and the Canadian dollar, and the relative value of the euro to the yen;
●	restrictions on international trade and tariffs imposed on imports or exports;
●	the availability and cost of shipping and transportation;
●	economic activity in Asia, especially Japan and China;
●	performance of our manufacturing operations, including maintenance and capital requirements;
●	potential disruptions in our manufacturing operations;
●	the level of competition from domestic and foreign producers;
●	the successful execution of our internal plans and strategic initiatives, including restructuring and cost reduction initiatives;
●

the successful and timely execution and integration of our strategic acquisitions, including our ability to realize expected benefits and synergies, and the successful and timely execution of our strategic divestitures, each of which is subject to a number of risks and conditions beyond our control including, but not limited to, timing and required regulatory approvals or the occurrence of any event, change or other circumstances that could give rise to a termination of any acquisition or divestiture transaction under the terms of the governing transaction agreements;

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
●

other risks and uncertainties described in this report under Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and in our 2020 Annual Report on Form 10-K, as well as those set forth from time to time in our other public statements, reports, registration statements, prospectuses, information statements and other filings with the SEC.

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

●	Net contribution (charge) to earnings does not include interest expense or income taxes.

ECONOMIC AND MARKET CONDITIONS AFFECTING OUR OPERATIONS

Overview

In March 2020, COVID-19 was officially declared a global pandemic by the World Health Organization, and a national emergency was declared by the United States. States and municipalities subsequently began to issue shelter-in-place orders and similar mandates requiring those not engaged in essential activities to remain home. The U.S. Department of Homeland Security designated the forest products industry as an "essential critical infrastructure workforce," which recognizes the importance of timber and wood products operations in supporting critical infrastructure and construction projects and the manufacture of important personal hygiene items. In response to the pandemic, we took proactive steps to safeguard the health of our employees. These actions included detailed cleaning and disinfecting procedures, strict processes around social distancing and personal hygiene, clear communication with our employees, contractors, vendors and visitors about our safety protocols, comprehensive guidance for response to any COVID-19 diagnoses or exposures in our operations, suspension of all air travel and non-essential meetings, and a directive that employees work from home if feasible.

The immediate economic effects of the pandemic were severe, as U.S. gross domestic product (GDP) declined 31 percent in the second quarter of 2020 and the national unemployment rate soared to a record-high of nearly 15 percent in April driven by the restrictions imposed in response to the pandemic. However, the unemployment rate has steadily fallen from that point forward, and U.S. GDP rebounded significantly over the second half of 2020 as states reopened their economies and loosened restrictions. Market conditions across our businesses deteriorated rapidly in late first quarter and early second quarter 2020 but quickly rebounded as demand for housing and wood products proved resilient. Growth in repair and remodel demand and new residential construction activity resulted in demand for wood products that significantly outpaced available supply, and benchmark pricing for our commodity wood products reached record levels. After declining briefly in the final months of 2020, benchmark prices for our commodity wood products have risen sharply during the first quarter of 2021 beyond the record levels established in the prior year. Looking ahead to the remainder of 2021, our market conditions and the strength of the broader U.S. economy will continue to be influenced by the trajectory of U.S. housing activity, COVID-19 infections and pace of vaccinations and the nature and extent of future government stimulus including the proposed infrastructure bill.

Business Outlook

The demand for sawlogs within our Timberlands segment is directly affected by domestic production of wood-based building products. The strength of the U.S. housing market, especially new residential construction, strongly affects demand in our Wood Products segment, as does repair and remodeling activity. Seasonal weather patterns impact the level of construction activity in the U.S., which in turn affects demand for our logs and wood products. In first quarter 2021, winter weather activity in the U.S. South caused a temporary disruption in production and sales volumes for wood products and logs. Our Timberlands segment, specifically the Western region, is also affected by export demand and trade policy. Japanese housing starts are a key driver of export log demand in Japan. The demand for pulpwood from our Timberlands segment is directly affected by the production of pulp, paper and oriented strand board as well as the demand for biofuels, such as pellets made from pulpwood. The Timberlands segment is also influenced by the availability of harvestable timber. In general, Western log markets are highly tensioned while Southern log markets have more available supply. However, additional mill capacity is contributing to some tightening in the South.

On a seasonally adjusted annual basis, as reported by the U.S. Census Bureau, housing starts for first quarter 2021 averaged 1.61 million units, which was 2 percent above fourth quarter 2020. Single family starts averaged 1.16 million units, a 6 percent decline from fourth quarter 2020 and a 19 percent improvement over first quarter 2020. Multi-family starts averaged 458 thousand units in first quarter 2021, which was 28 percent higher than fourth quarter 2020 and 11 percent lower than first quarter 2020. Sales of newly built, single family homes have been robust averaging a seasonally adjusted annual rate of 959 thousand units for the first quarter of 2021, a 4 percent increase from the prior quarter average of 924 thousand units and a 37 percent increase from the first quarter 2020 average of 701 thousand units.

In repair and remodel markets, stay at home behavior has continued to bolster do-it-yourself activity, contributing to increased sales at building supply stores and overall repair and remodeling demand. This activity is now transitioning to larger projects, supported by increased home buying activity and overall household savings. According to the Census Bureau Advance Retail Spending report, building material and garden supply store sales increased 8 percent in first quarter 2021 compared to fourth quarter 2020, evidencing the continued strength of the repair and remodeling market.

In U.S. wood product markets, demand for commodity products increased sharply during the first quarter, and benchmark pricing for lumber and oriented strand board reached record highs as demand continued to outpace production capacity. The Random Lengths Framing Lumber Composite price averaged $978/MBF for the first quarter 2021, a 41 percent increase from the fourth quarter 2020 average. The Oriented Strand Board Composite indicator price also increased significantly, averaging $904/MSF for the first quarter 2021, a 30 percent increase from the fourth quarter 2020 average.

In Western log markets, Douglas fir sawlog prices increased 4 percent in first quarter 2021 compared with fourth quarter 2020 as reported by RISI Log Lines. In the South, sawlog prices increased by 3 percent from fourth quarter 2020 as reported by TimberMart-South.

Exchange rates, available supply from other countries and trade policy affect our export businesses. During first quarter 2021, disruptions in shipping, diversion of European log and lumber supply to other markets, and curtailments on Australian log imports to China provided a favorable environment for log export demand. In Japan, total housing starts declined 3 percent year to date through February compared to the same period in 2020, while the key

Post and Beam segment saw a 2 percent increase. Decreased lumber imports from Europe to Japan were favorable to our Japanese log export business.

CONSOLIDATED RESULTS

How We Did First Quarter 2021

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	MARCH 2021	MARCH 2020	2021 VS. 2020
Net sales	$2,506	$1,728	$778
Costs of sales	1,430	1,382	48
Operating income	956	240	716
Net earnings	681	150	531
Earnings per share, basic and diluted	0.91	0.20	0.71

Comparing First Quarter 2021 with First Quarter 2020

Net sales

Net sales increased $778 million – 45 percent – primarily due to a $786 million increase in Wood Products sales to unaffiliated customers attributable to increased sales realizations across most product lines.

This increase was partially offset by a $6 million decrease in Real Estate & ENR net sales to unaffiliated customers primarily due to decreased real estate acres sold.

Costs of sales

Costs of sales increased $48 million – 3 percent – primarily due to increased complementary building product sales and increased cost of commodity products within our Wood Products segment. This increase was partially offset by decreased real estate acres sold within our Real Estate & ENR segment.

Operating income

Operating income increased $716 million – 298 percent – primarily due to a $730 million increase in consolidated gross margin (see discussion of components above).

This increase was partially offset by a $16 million increase in general and administrative expenses primarily due to an increase in liability classified share-based compensation (refer to Unallocated Items).

Net earnings

Net earnings increased $531 million – 354 percent – primarily due to the $730 million increase in operating income discussed above.

This increase was partially offset by a $192 million increase in income tax expense (refer to Income Taxes).

TIMBERLANDS

How We Did First Quarter 2021

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2021	MARCH 2020	2021 VS. 2020
Net sales to unaffiliated customers:
Delivered logs:
West	$201	$177	$24
South	131	150	(19)
North(1)	16	17	(1)
Subtotal delivered logs sales	348	344	4
Stumpage and pay-as-cut timber	6	5	1
Recreational and other lease revenue	16	15	1
Other(2)	9	17	(8)
Subtotal net sales to unaffiliated customers	379	381	(2)
Intersegment sales	134	122	12
Total sales	$513	$503	$10
Costs of sales	$383	$375	$8
Operating income and Net contribution to earnings	$108	$105	$3
(1)	In March 2020, we sold our Montana timberlands.
(2)	Other Timberlands sales include sales of seeds and seedlings from our nursery operations as well as wood chips.

Comparing First Quarter 2021 with First Quarter 2020

Net sales to unaffiliated customers

Net sales to unaffiliated customers decreased $2 million – 1 percent – primarily due to:

●	a $19 million decrease in Southern log sales, attributable to a 13 percent decrease in sales volumes and
●	an $8 million decrease in other product sales including chips and seedlings.

These decreases were partially offset by a $24 million increase in Western log sales, attributable to a 25 percent increase in sales realizations, partially offset by a 9 percent decrease in sales volumes.

Intersegment sales

Intersegment sales increased $12 million – 10 percent – primarily due to a 15 percent increase in intersegment log sales realizations, partially offset by a 4 percent decrease in intersegment log sales volumes.

Costs of sales

Costs of sales increased $8 million – 2 percent – primarily due to increased transportation costs and third-party log purchases, partially offset by a decrease in sales volumes as discussed above.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings increased $3 million – 3 percent – primarily due to the change in the components of gross margin, as discussed above.

Third-Party Log Sales Volumes and Fee Harvest Volumes

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	MARCH 2021	MARCH 2020	2021 VS. 2020
Third-party log sales – tons:
West(1)	1,539	1,684	(145)
South	3,782	4,365	(583)
North(2)	261	284	(23)
Total	5,582	6,333	(751)
Fee harvest volumes – tons:
West(1)	2,101	2,310	(209)
South	5,376	6,130	(754)
North(2)	337	386	(49)
Total	7,814	8,826	(1,012)
(1)	Western logs are primarily transacted in thousand board feet (MBF) but are converted to ton equivalents for external reporting purposes.
(2)	In March 2020, we sold our Montana timberlands.

REAL ESTATE, ENERGY AND NATURAL RESOURCES

How We Did First Quarter 2021

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2021	MARCH 2020	2021 VS. 2020
Net sales:
Real estate	$84	$95	$(11)
Energy and natural resources	22	17	5
Total	$106	$112	$(6)
Costs of sales	$34	$70	$(36)
Operating income and Net contribution to earnings	$66	$36	$30

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

Comparing First Quarter 2021 with First Quarter 2020

Net sales

Net sales decreased $6 million – 5 percent – primarily due to decreased real estate acres sold, partially offset by an increase in the average price per acre sold.

Costs of sales

Costs of sales decreased $36 million – 51 percent – primarily due to decreased real estate acres sold.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings increased $30 million – 83 percent – primarily due to the change in the components of gross margin, as discussed above.

REAL ESTATE SALES STATISTICS

	QUARTER ENDED		AMOUNT OF CHANGE
	MARCH 2021	MARCH 2020	2021 VS. 2020
Acres sold	19,455	44,974	(25,519)
Average price per acre	$3,803	$1,992	$1,811

WOOD PRODUCTS

How We Did First Quarter 2021

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2021	MARCH 2020	2021 VS. 2020
Net sales:
Structural lumber	$990	$508	$482
Oriented strand board	438	190	248
Engineered solid section	142	127	15
Engineered I-joists	83	78	5
Softwood plywood	56	39	17
Medium density fiberboard	48	44	4
Complementary building products	171	153	18
Other products produced(1)	93	96	(3)
Total	$2,021	$1,235	$786
Costs of sales	$1,124	$1,040	$84
Operating income and Net contribution to earnings	$840	$134	$706
(1)	Other products produced sales include wood chips, other byproducts and third-party residual log sales from our Canadian Forestlands operations.

Comparing First Quarter 2021 with First Quarter 2020

Net sales

Net sales increased $786 million – 64 percent – primarily due to:

●	a $482 million increase in structural lumber sales attributable to a 108 percent increase in sales realizations, partially offset by a 6 percent decrease in sales volumes;
●	a $248 million increase in oriented strand board sales attributable to a 150 percent increase in sales realizations, partially offset by a 7 percent decrease in sales volumes;
●	an $18 million increase in complementary building products sales attributable to increased sales volumes and sales realizations;
●	a $17 million increase in softwood plywood sales attributable to a 71 percent increase in sales realizations, partially offset by a 17 percent decrease in sales volumes;
●	a $15 million increase in engineered solid section sales attributable to a 6 percent increase in sales realizations, as well as a 5 percent increase in sales volumes and
●	a $5 million increase in engineered I-joists sales attributable to a 6 percent increase in sales realizations.

Costs of sales

Costs of sales increased $84 million – 8 percent – primarily due to increased complementary building product sales and increased cost of commodity products.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings increased $706 million – 527 percent – primarily due to the change in the components of gross margin, as discussed above.

Third-Party Sales Volumes

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS(1)	MARCH 2021	MARCH 2020	2021 VS. 2020
Structural lumber – board feet	1,145	1,222	(77)
Oriented strand board – square feet (3/8”)	714	770	(56)
Engineered solid section – cubic feet	6.2	5.9	0.3
Engineered I-joists – lineal feet	47	47	—
Softwood plywood – square feet (3/8”)	94	113	(19)
Medium density fiberboard – square feet (3/4”)	57	52	5
(1)	Sales volumes include sales of internally produced products and products purchased for resale primarily through our distribution business.

PRODUCTION AND OUTSIDE PURCHASE VOLUMES

Outside purchase volumes are primarily purchased for resale through our distribution business. Production volumes are produced for sale through our own sales organizations and through our distribution business. Production of oriented strand board and engineered solid section are also used to manufacture engineered I-joists.

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS	MARCH 2021	MARCH 2020	2021 VS. 2020
Structural lumber – board feet:
Production	1,211	1,209	2
Outside purchase	55	59	(4)
Total	1,266	1,268	(2)
Oriented strand board – square feet (3/8”):
Production	742	777	(35)
Outside purchase	68	87	(19)
Total	810	864	(54)
Engineered solid section – cubic feet:
Production	6.0	6.1	(0.1)
Outside purchase	0.3	0.1	0.2
Total	6.3	6.2	0.1
Engineered I-joists – lineal feet:
Production	44	47	(3)
Outside purchase	3	2	1
Total	47	49	(2)
Softwood plywood – square feet (3/8”):
Production	80	97	(17)
Outside purchase	14	16	(2)
Total	94	113	(19)
Medium density fiberboard – square feet (3/4"):
Production	56	56	—
Total	56	56	—

UNALLOCATED ITEMS

Unallocated items are gains or charges not related to, or allocated to, an individual operating segment. They include all or a portion of items such as share-based compensation, pension and post-employment costs, elimination of intersegment profit in inventory and LIFO, foreign exchange transaction gains and losses, interest income and other as well as legacy obligations.

Net Charge to Earnings – Unallocated Items

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2021	MARCH 2020	2021 VS. 2020
Unallocated corporate function and variable compensation expense	$(25)	$(19)	$(6)
Liability classified share-based compensation	(1)	10	(11)
Foreign exchange loss	(2)	(8)	6
Elimination of intersegment profit in inventory and LIFO	(17)	(13)	(4)
Other	(13)	(5)	(8)
Operating loss	(58)	(35)	(23)
Non-operating pension and other post-employment benefit costs	(8)	(9)	1
Interest income and other	1	1	—
Net charge to earnings	$(65)	$(43)	$(22)

Comparing First Quarter 2021 with First Quarter 2020

Net charge to earnings increased $22 million – 51 percent – primarily due to:

●	a $12 million legal benefit recognized in first quarter 2020 and
●

an $11 million increase in expense related to liability classified share-based compensation due to an increase in our stock price for the quarter ended March 31, 2021 compared to a decrease for the same period in 2020.

INTEREST EXPENSE

Our interest expense, net of capitalized interest, was:

●	$79 million for first quarter 2021 and
●	$85 million for first quarter 2020.

Interest expense decreased by $6 million primarily due to a decrease in the average outstanding debt in first quarter 2021 compared to first quarter 2020.

Refer to Note 9: Long-Term Debt and Line of Credit for further information.

INCOME TAXES

Our provision for income taxes was:

●	a $189 million expense for first quarter 2021 and
●	a $3 million benefit for first quarter 2020.

Our provision for income taxes is primarily driven by earnings generated by our Taxable REIT Subsidiaries (TRSs). Income tax expense increased by $192 million compared to first quarter 2020 primarily due to an increase in our TRS earnings in first quarter 2021.

Refer to Note 16: Income Taxes for further information.

LIQUIDITY AND CAPITAL RESOURCES

We are committed to maintaining an appropriate capital structure that provides flexibility and enables us to protect the interests of our shareholders and meet our obligations to our lenders, while also maintaining access to all major financial markets. As of March 31, 2021, we had over $1.0 billion in cash and cash equivalents and $1.5 billion of availability on our line of credit, which expires in January 2025. We believe we have sufficient liquidity to meet our cash requirements for the foreseeable future.

CASH FROM OPERATIONS

Consolidated net cash from operations was:

●	$698 million for first quarter 2021 and
●	$86 million for first quarter 2020.

Net cash from operations increased $612 million, primarily due to:

●	increased cash inflows from our business segments and
●	decreased cash used for interest payments.

These changes were partially offset by a $66 million increase in cash paid for income taxes.

CASH FROM INVESTING ACTIVITIES

Consolidated net cash from investing activities was:

●	$(53) million for first quarter 2021 and
●	$441 million for first quarter 2020.

Net cash from investing activities decreased $494 million, primarily due to:

●	a $362 million decrease in proceeds received from variable interest entities and
●	a $145 million decrease in proceeds from the sale of timberlands.

These decreases were partially offset by a $15 million decrease in cash used for capital expenditures.

Summary of Capital Spending by Business Segment

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2021	MARCH 2020
Timberlands	$28	$30
Wood Products	25	38
Total	$53	$68

We expect our capital expenditures for 2021 will be approximately $420 million. The amount we spend on capital expenditures could change.

CASH FROM FINANCING ACTIVITIES

Consolidated net cash from financing activities was:

●	$(124) million for first quarter 2021 and
●	$792 million for first quarter 2020.

Net cash from financing activities decreased $916 million, primarily due to:

●	a $732 million decrease in net proceeds from issuance of long-term debt and
●	a $320 million decrease in net cash received related to borrowings on our line of credit.

These decreases were partially offset by a $127 million decrease in cash paid for dividends.

Line of Credit

We had no outstanding borrowings on our $1.5 billion five-year senior unsecured revolving credit facility as of March 31, 2021 or December 31, 2020. This credit facility expires in January 2025.

Refer to Note 9: Long-Term Debt and Line of Credit for further information.

Long-Term Debt

In March 2020, we issued $750 million of 4.00 percent notes due in April 2030. The net proceeds after deducting the discount, underwriting fees and issuance costs were $732 million.

Refer to Note 9: Long-Term Debt and Line of Credit for further information.

Our revolving credit agreement and our term loan agreement utilize the London Inter-bank Offered Rate (LIBOR) as a basis for one of the interest rate options available to the company to apply to outstanding borrowings. Publication of USD LIBOR is expected to cease between January 1, 2022 and July 1, 2023, and we are closely monitoring ongoing market developments in the identification or creation of a widely accepted replacement rate. We have included provisions in our revolving credit agreement and term loan agreement that specifically contemplate the transition from LIBOR to a replacement benchmark rate.

As of March 31, 2021, of our $5.5 billion of long-term debt, only $225 million in term loan borrowings are governed by a debt agreement that utilizes LIBOR as one of the alternative applicable rates. We therefore do not believe that the discontinuation of LIBOR as a reference rate in our debt agreements will have a material adverse effect on our financial position or materially affect our interest expense.

Debt Covenants

As of March 31, 2021, Weyerhaeuser Company was in compliance with its debt covenants. There have been no significant changes to the debt covenants presented in our 2020 Annual Report on Form 10-K for our existing long-term debt instruments, and we expect to remain in compliance with our debt covenants for the foreseeable future.

Option Exercises

We received cash proceeds from the exercise of stock options of:

●	$17 million for first quarter 2021 and
●	$6 million for first quarter 2020.

Our average stock price was $34.05 and $26.30 for first quarter 2021 and 2020, respectively.

Dividend Payments

We paid cash dividends on common shares of:

●	$127 million for first quarter 2021 and
●	$254 million for first quarter 2020.

This decrease in dividends paid is due to a decrease in dividends paid per common share from $0.34 to $0.17 as part of the new dividend framework discussed in our 2020 Annual Report on Form 10-K.

Share Repurchases

We did not repurchase shares during first quarter 2021 or first quarter 2020. There were no unsettled repurchases as of March 31, 2021 or December 31, 2020.

PERFORMANCE MEASURES

Adjusted EBITDA by Segment

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

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2021	MARCH 2020	2021 VS. 2020
Adjusted EBITDA by Segment:
Timberlands	$172	$173	$(1)
Real Estate & ENR	96	101	(5)
Wood Products	889	184	705
	1,157	458	699
Unallocated Items	(56)	(45)	(11)
Adjusted EBITDA	$1,101	$413	$688

We reconcile Adjusted EBITDA to net earnings for the consolidated company and to operating income (loss) for the business segments, as those are the most directly comparable U.S. GAAP measures for each.

The table below reconciles Adjusted EBITDA for the quarter ended March 31, 2021:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$681
Interest expense, net of capitalized interest					79
Income taxes					189
Net contribution (charge) to earnings	$108	$66	$840	$(65)	$949
Non-operating pension and other post-employment benefit costs	—	—	—	8	8
Interest income and other	—	—	—	(1)	(1)
Operating income (loss)	108	66	840	(58)	956
Depreciation, depletion and amortization	64	3	49	2	118
Basis of real estate sold	—	27	—	—	27
Adjusted EBITDA	$172	$96	$889	$(56)	$1,101

The table below reconciles Adjusted EBITDA for the quarter ended March 31, 2020:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$150
Interest expense, net of capitalized interest					85
Income taxes					(3)
Net contribution (charge) to earnings	$105	$36	$134	$(43)	$232
Non-operating pension and other post-employment benefit costs	—	—	—	9	9
Interest income and other	—	—	—	(1)	(1)
Operating income (loss)	105	36	134	(35)	240
Depreciation, depletion and amortization	68	3	50	2	123
Basis of real estate sold	—	62	—	—	62
Special items included in operating income (loss)(1)	—	—	—	(12)	(12)
Adjusted EBITDA	$173	$101	$184	$(45)	$413
(1)	Operating income (loss) includes a pretax special item consisting of a $12 million noncash legal benefit within Unallocated Items.

Net Earnings and Net Earnings per Diluted Share Before Special Items

We use net earnings before special items and net earnings per diluted share before special items as key performance measures to evaluate the performance of the consolidated company. These measures should not be considered in isolation from, and are not intended to represent an alternative to, our results reported in accordance with U.S. GAAP. However, we believe the measures provide meaningful supplemental information for investors about our operating performance, better facilitate period to period comparisons and are widely used by analysts, lenders, rating agencies and other interested parties.

Net Earnings Before Special Items

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2021	MARCH 2020
Net earnings	$681	$150
Legal benefit	—	(12)
Net earnings before special items	$681	$138

Net Earnings per Diluted Share Before Special Items

	QUARTER ENDED
	MARCH 2021	MARCH 2020
Net earnings per diluted share	$0.91	$0.20
Legal benefit	—	(0.02)
Net earnings per diluted share before special items	$0.91	$0.18

CRITICAL ACCOUNTING POLICIES

There have been no significant changes during first quarter 2021 to the critical accounting policies presented in our 2020 Annual Report on Form 10-K.

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

Summary of Long-Term Indebtedness Principal Obligations as of March 31, 2021

DOLLAR AMOUNTS IN MILLIONS	2021	2022	2023	2024	2025	THEREAFTER	TOTAL(1)	FAIR VALUE
Fixed-rate debt	$150	$—	$1,051	$—	$436	$3,638	$5,275	$6,413
Average interest rate	9.00%	—%	5.56%	—%	8.33%	5.94%	6.15%	N/A
Variable-rate debt	$—	$—	$—	$—	$—	$225	$225	$225
Average interest rate	—%	—%	—%	—%	—%	1.71%	1.71%	N/A
(1)	Excludes $25 million of unamortized discounts, capitalized debt expense and business combination fair value adjustments.

Item 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The company’s principal executive officer and principal financial officer have concluded that the company’s disclosure controls and procedures were effective as of March 31, 2021, based on an evaluation of the company’s disclosure controls and procedures as of that date.

CHANGES IN INTERNAL CONTROLS

No changes occurred in the company’s internal control over financial reporting during first quarter 2021 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Refer to Note 11: Legal Proceedings, Commitments and Contingencies. SEC regulations require us to disclose certain information about proceedings arising under federal, state or local environmental provisions if we reasonably believe that such proceedings may result in monetary sanctions above a stated threshold. In accordance with these regulations, the company uses a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required pursuant to this item.

Item 1A. RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our 2020 Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

There were no share repurchases during first quarter 2021.

Item 6. EXHIBITS

10.1

Form of Weyerhaeuser Company 2013 Long Term Incentive Plan Performance Share Unit Award Terms and Conditions for Plan Year 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 26, 2021 – Commission File Number 1-4825)*

10.2

Form of Weyerhaeuser Company 2013 Long-Term Incentive Plan Restricted Stock Unit Award Terms and Conditions for Plan Year 2021 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 26, 2021 – Commission File Number 1-4825)*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, has been formatted in Inline XBRL.

* Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYERHAEUSER COMPANY
(Registrant)

Date: April 30, 2021	By:	/s/ David M. Wold
David M. Wold
Vice President and Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)