Form 10-Q
period 2021-06-30
WEYERHAEUSER CO
filed 2021-07-30
CIK 106535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

As of July 26, 2021, 749,784 thousand shares of the registrant’s common stock ($1.25 par value) were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	JUNE 2021	JUNE 2020	JUNE 2021	JUNE 2020
Net sales (Note 3)	$3,144	$1,631	$5,650	$3,359
Costs of sales	1,583	1,283	3,013	2,665
Gross margin	1,561	348	2,637	694
Selling expenses	24	18	44	40
General and administrative expenses	95	84	185	158
Other operating costs, net (Note 15)	13	3	23	13
Operating income	1,429	243	2,385	483
Non-operating pension and other post-employment benefit costs (Note 7)	(1)	(10)	(9)	(19)
Interest income and other	2	2	3	3
Interest expense, net of capitalized interest	(78)	(103)	(157)	(188)
Earnings before income taxes	1,352	132	2,222	279
Income taxes (Note 16)	(324)	(60)	(513)	(57)
Net earnings	$1,028	$72	$1,709	$222

Earnings per share, basic and diluted (Note 4)	$1.37	$0.10	$2.28	$0.30
Weighted average shares outstanding (in thousands) (Note 4):
Basic	750,127	746,896	749,429	746,715
Diluted	751,508	746,984	750,773	747,070

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2021	JUNE 2020	JUNE 2021	JUNE 2020
Net earnings	$1,028	$72	$1,709	$222
Other comprehensive income (loss):
Foreign currency translation adjustments	15	17	24	(25)
Changes in unamortized actuarial loss, net of tax expense of $38, $8, $45 and $24	121	23	141	67
Changes in unamortized net prior service credit, net of tax expense of $1, $0, $0 and $0	—	1	1	2
Total other comprehensive income	136	41	166	44
Total comprehensive income	$1,164	$113	$1,875	$266

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PAR VALUE	JUNE 30, 2021	DECEMBER 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,777	$495
Receivables, net	702	450
Receivables for taxes	7	82
Inventories (Note 5)	499	443
Assets held for sale (Note 14)	229	—
Prepaid expenses and other current assets	141	139
Total current assets	3,355	1,609
Property and equipment, less accumulated depreciation of $3,550 and $3,432	1,965	2,013
Construction in progress	102	73
Timber and timberlands at cost, less depletion	11,643	11,827
Minerals and mineral rights, less depletion	262	268
Deferred tax assets	71	120
Other assets	432	401
Total assets	$17,830	$16,311
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt (Note 9)	$150	$150
Accounts payable	253	204
Accrued liabilities (Note 8)	775	596
Total current liabilities	1,178	950
Long-term debt, net (Note 9)	5,100	5,325
Deferred tax liabilities	42	24
Deferred pension and other post-employment benefits (Note 7)	747	911
Other liabilities	363	370
Total liabilities	7,430	7,580
Commitments and contingencies (Note 11)
Equity:
Common shares: $1.25 par value; authorized 1,360 million shares; issued and outstanding: 749,782 thousand shares at June 30, 2021 and 747,385 thousand shares at December 31, 2020	937	934
Other capital	8,258	8,208
Retained earnings	1,861	411
Accumulated other comprehensive loss (Note 12)	(656)	(822)
Total equity	10,400	8,731
Total liabilities and equity	$17,830	$16,311

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2021	JUNE 2020
Cash flows from operations:
Net earnings	$1,709	$222
Noncash charges (credits) to earnings:
Depreciation, depletion and amortization	238	240
Basis of real estate sold	51	96
Deferred income taxes, net	19	(2)
Pension and other post-employment benefits (Note 7)	30	37
Share-based compensation expense (Note 13)	15	15
Change in:
Receivables, net	(252)	(112)
Receivables and payables for taxes	236	61
Inventories	(51)	2
Prepaid expenses and other current assets	(1)	5
Accounts payable and accrued liabilities	65	(61)
Pension and post-employment benefit contributions and payments	(33)	(16)
Other	(20)	(10)
Net cash from operations	2,006	477
Cash flows from investing activities:
Capital expenditures for property and equipment	(93)	(102)
Capital expenditures for timberlands reforestation	(32)	(32)
Acquisition of Alabama timberlands (Note 14)	(149)	—
Proceeds from note receivable held by variable interest entities (Note 6)	—	362
Proceeds from sale of Montana timberlands (Note 14)	—	145
Other	1	3
Net cash from investing activities	(273)	376
Cash flows from financing activities:
Cash dividends on common shares	(255)	(254)
Net proceeds from issuance of long-term debt (Note 9)	—	732
Payments on long-term debt (Note 9)	(225)	(588)
Proceeds from borrowings on line of credit (Note 9)	—	550
Payments on line of credit (Note 9)	—	(780)
Proceeds from exercise of stock options	45	6
Other	(16)	(15)
Net cash from financing activities	(451)	(349)
Net change in cash and cash equivalents	1,282	504
Cash and cash equivalents at beginning of period	495	139
Cash and cash equivalents at end of period	$1,777	$643
Cash paid (received) during the period for:
Interest, net of amount capitalized of $2 and $3	$154	$178
Income taxes, net of refunds	$263	$1

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	JUNE 2021	JUNE 2020	JUNE 2021	JUNE 2020
Common shares:
Balance at beginning of period	$936	$933	$934	$932
Issued for exercise of stock options and vested units	1	—	3	1
Balance at end of period	937	933	937	933
Other capital:
Balance at beginning of period	8,222	8,159	8,208	8,152
Issued for exercise of stock options	27	—	43	6
Share-based compensation	8	8	15	15
Other transactions, net	1	(1)	(8)	(7)
Balance at end of period	8,258	8,166	8,258	8,166
Retained earnings (accumulated deficit):
Balance at beginning of period	962	(109)	411	(3)
Net earnings	1,028	72	1,709	222
Dividends on common shares	(129)	—	(259)	(256)
Balance at end of period	1,861	(37)	1,861	(37)
Accumulated other comprehensive loss:
Balance at beginning of period	(792)	(901)	(822)	(904)
Other comprehensive income	136	41	166	44
Balance at end of period (Note 12)	(656)	(860)	(656)	(860)
Total equity:
Balance at end of period	$10,400	$8,202	$10,400	$8,202

Dividends paid per common share	$0.17	$—	$0.34	$0.34

See accompanying Notes to Consolidated Financial Statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE QUARTERS AND YEAR-TO-DATE PERIODS ENDED JUNE 30, 2021 AND 2020

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

●	Wood Products – Structural lumber, oriented strand board, engineered wood products and building materials distribution.

A reconciliation of our business segment information to the respective information in the Consolidated Statement of Operations is as follows:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2021	JUNE 2020	JUNE 2021	JUNE 2020
Sales to unaffiliated customers:
Timberlands	$405	$359	$784	$740
Real Estate & ENR	110	65	216	177
Wood Products	2,629	1,207	4,650	2,442
	3,144	1,631	5,650	3,359
Intersegment sales:
Timberlands	136	121	270	243

Total sales	3,280	1,752	5,920	3,602
Intersegment eliminations	(136)	(121)	(270)	(243)
Total	$3,144	$1,631	$5,650	$3,359
Net contribution (charge) to earnings:
Timberlands	$113	$75	$221	$180
Real Estate & ENR	63	19	129	55
Wood Products	1,338	159	2,178	293
	1,514	253	2,528	528
Unallocated items(1)	(84)	(18)	(149)	(61)
Net contribution to earnings	1,430	235	2,379	467
Interest expense, net of capitalized interest	(78)	(103)	(157)	(188)
Earnings before income taxes	1,352	132	2,222	279
Income taxes	(324)	(60)	(513)	(57)
Net earnings	$1,028	$72	$1,709	$222
(1)

Unallocated items are gains or charges not related to, or allocated to, an individual operating segment. They include all or a portion of items such as share-based compensation, pension and post-employment costs, elimination of intersegment profit in inventory and LIFO, foreign exchange transaction gains and losses, interest income and other as well as legacy obligations.

NOTE 3: REVENUE RECOGNITION

A reconciliation of revenue recognized by our major products:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2021	JUNE 2020	JUNE 2021	JUNE 2020
Net sales to unaffiliated customers:
Timberlands segment
Delivered logs:
West
Domestic sales	$80	$71	$159	$158
Export grade sales	142	108	264	198
Subtotal West	222	179	423	356
South	145	145	276	295
North	9	7	25	24
Subtotal delivered logs sales	376	331	724	675
Stumpage and pay-as-cut timber	7	5	13	10
Recreational and other lease revenue	16	16	32	31
Other(1)	6	7	15	24
Net sales attributable to Timberlands segment	405	359	784	740
Real Estate & ENR segment
Real estate	83	48	167	143
Energy and natural resources	27	17	49	34
Net sales attributable to Real Estate & ENR segment	110	65	216	177
Wood Products segment
Structural lumber	1,349	538	2,339	1,046
Oriented strand board	605	179	1,043	369
Engineered solid section	166	111	308	238
Engineered I-joists	104	70	187	148
Softwood plywood	69	34	125	73
Medium density fiberboard	43	33	91	77
Complementary building products	213	169	384	322
Other(2)	80	73	173	169
Net sales attributable to Wood Products segment	2,629	1,207	4,650	2,442
Total net sales	$3,144	$1,631	$5,650	$3,359

(1)	Other Timberlands sales include sales of seeds and seedlings from our nursery operations as well as wood chips.
(2)	Other Wood Products sales include wood chips, other byproducts and third-party residual log sales from our Canadian Forestlands operations.

NOTE 4: NET EARNINGS PER SHARE

Our basic and diluted earnings per share were:

●	$1.37 during second quarter 2021 and $2.28 during year-to-date 2021;
●	$0.10 during second quarter 2020 and $0.30 during year-to-date 2020.

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

	QUARTER ENDED		YEAR-TO-DATE ENDED
SHARES IN THOUSANDS	JUNE 2021	JUNE 2020	JUNE 2021	JUNE 2020
Weighted average common shares outstanding – basic	750,127	746,896	749,429	746,715
Dilutive potential common shares:
Stock options	443	—	330	169
Restricted stock units	659	38	699	161
Performance share units	279	50	315	25
Total effect of outstanding dilutive potential common shares	1,381	88	1,344	355
Weighted average common shares outstanding – dilutive	751,508	746,984	750,773	747,070

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

	QUARTER ENDED		YEAR-TO-DATE ENDED
SHARES IN THOUSANDS	JUNE 2021	JUNE 2020	JUNE 2021	JUNE 2020
Stock options	—	4,676	—	4,676
Performance share units	1,142	1,139	1,142	1,139

NOTE 5: INVENTORIES

Inventories include raw materials, work-in-process, finished goods, as well as materials and supplies.

DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2021	DECEMBER 31, 2020
LIFO inventories:
Logs	$17	$24
Lumber, plywood, panels and fiberboard	80	59
Other products	10	9
Moving average cost or FIFO inventories:
Logs	67	64
Lumber, plywood, panels, fiberboard and engineered wood products	104	84
Other products	109	100
Materials and supplies	112	103
Total	$499	$443

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

NOTE 7: PENSION AND OTHER POST-EMPLOYMENT BENEFIT PLANS

The components of net periodic benefit cost are:

	PENSION
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2021	JUNE 2020	JUNE 2021	JUNE 2020
Service cost	$10	$8	$21	$18
Interest cost	25	34	49	69
Expected return on plan assets	(53)	(57)	(102)	(116)
Amortization of actuarial loss	27	31	57	61
Amortization of prior service cost	—	1	1	2
Total net periodic benefit cost – pension	$9	$17	$26	$34

	OTHER POST-EMPLOYMENT BENEFITS
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2021	JUNE 2020	JUNE 2021	JUNE 2020
Interest cost	$1	$1	$2	$2
Amortization of actuarial loss	—	—	2	1
Amortization of prior service credit	1	—	—	—
Total net periodic benefit cost – other post-employment benefits	$2	$1	$4	$3

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

During second quarter 2021, we recorded an increase to the beginning of the year fair value of the pension assets of $155 million, or 5 percent. We also updated our census data that is used to estimate our beginning of the year projected benefit obligation for our pension plans, which resulted in a projected benefit obligation increase of $17 million, or less than 1 percent. The net effect of these updates was a $138 million improvement in funded status. This change in funded status was reflected on our Consolidated Balance Sheet as of June 30, 2021.

NOTE 8: ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2021	DECEMBER 31, 2020
Compensation and employee benefit costs	$185	$204
Current portion of lease liabilities	23	26
Customer rebates, volume discounts and deferred income	160	111
Interest	86	87
Taxes payable	235	75
Other	86	93
Total	$775	$596

NOTE 9: LONG-TERM DEBT AND LINE OF CREDIT

In May 2021, we repaid our $225 million variable-rate term loan that was scheduled to mature in July 2026.

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

In January 2020, we refinanced and extended our $1.5 billion five-year senior unsecured revolving credit facility, which expires in January 2025. Borrowings are at LIBOR plus a spread or at other interest rates mutually agreed upon between the borrower and the lending banks. We had no outstanding borrowings on our credit facility as of June 30, 2021 and December 31, 2020.

NOTE 10: FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values and carrying values of our long-term debt and line of credit consisted of the following:

	JUNE 30, 2021		DECEMBER 31, 2020
DOLLAR AMOUNTS IN MILLIONS	CARRYING VALUE	FAIR VALUE (LEVEL 2)	CARRYING VALUE	FAIR VALUE (LEVEL 2)
Long-term debt (including current maturities) and line of credit:
Fixed rate	$5,250	$6,529	$5,250	$6,718
Variable rate	—	—	225	225
Total debt	$5,250	$6,529	$5,475	$6,943

To estimate the fair value of fixed rate long-term debt, we used the market approach, which is based on quoted market prices we received for the same types and issues of our debt. We believe that our variable rate long-term debt and line of credit instruments have net carrying values that approximate their fair values with only insignificant differences. The inputs to these valuations are based on market data obtained from independent sources or information derived principally from observable market data. The difference between the fair value and the carrying value represents the theoretical net premium or discount we would pay or receive to retire all debt at the measurement date.

Fair Value of Other Financial Instruments

We believe that our other financial instruments, including cash and cash equivalents, short-term investments, and receivables and payables, have net carrying values that approximate their fair values with only insignificant differences. This is primarily due to the short-term nature of these instruments and the allowance for doubtful accounts.

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

As of June 30, 2021, our total accrual for future estimated remediation costs on active Superfund sites and other sites for which we are potentially responsible was approximately $58 million. These amounts are recorded in "Accrued liabilities" and "Other liabilities" on our Consolidated Balance Sheet.

NOTE 12: ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in amounts included in our accumulated other comprehensive loss by component are:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2021	JUNE 2020	JUNE 2021	JUNE 2020
Pension(1)
Balance at beginning of period	$(1,044)	$(1,084)	$(1,064)	$(1,128)
Other comprehensive income before reclassifications	100	—	96	20
Amounts reclassified from accumulated other comprehensive loss to earnings(2)	20	24	44	48
Total other comprehensive income	120	24	140	68
Balance at end of period	(924)	(1,060)	(924)	(1,060)
Other Post-Employment Benefits(1)
Balance at beginning of period	$(11)	$(11)	$(12)	$(12)
Amounts reclassified from accumulated other comprehensive loss to earnings(2)	1	—	2	1
Total other comprehensive income	1	—	2	1
Balance at end of period	(10)	(11)	(10)	(11)
Translation Adjustments and Other
Balance at beginning of period	$263	$194	$254	$236
Translation adjustments	15	17	24	(25)
Total other comprehensive income (loss)	15	17	24	(25)
Balance at end of period	278	211	278	211
Accumulated other comprehensive loss, end of period	$(656)	$(860)	$(656)	$(860)
(1)	Amounts presented are net of tax.
(2)	Amounts of actuarial loss and prior service (cost) credit are components of net periodic benefit cost (credit). See Note 7: Pension and Other Post-Employment Benefit Plans.

NOTE 13: SHARE-BASED COMPENSATION

Share-based compensation activity during year-to-date 2021 included the following:

SHARES IN THOUSANDS	GRANTED	VESTED
Restricted stock units (RSUs)	769	781
Performance share units (PSUs)	354	229

A total of 2.4 million shares of common stock were issued as a result of RSU vestings, PSU vestings and stock option exercises.

Restricted Stock Units

The weighted average fair value of the RSUs granted in 2021 was $34.38. The vesting provisions for RSUs granted in 2021 were consistent with prior year grants.

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

NOTE 14: TIMBERLAND ACQUISITIONS AND DIVESTITURES

Washington Divestiture

On April 30, 2021, we announced an agreement to sell 145,000 acres of timberlands in the North Cascades region of Washington. On July 7, 2021, we completed the sale for $261 million in cash proceeds, which is net of purchase price adjustments and closing costs. This transaction was structured as a like-kind exchange along with the Alabama acquisition discussed below. As a result of the sale, a gain of approximately $30 million will be recorded in the Timberlands segment in our third quarter 2021 Consolidated Statement of Operations.

This divestiture is not considered a strategic shift that has, or will have, a major effect on our operations or financial results and therefore does not meet the requirements for presentation as discontinued operations. However, the related assets have met the relevant criteria to be classified as held for sale in the current period Consolidated Balance Sheet. The designation as held for sale requires us to record the related net assets at the lower of their current cost basis or fair value, less an amount of estimated selling costs. This classification does not affect the presentation in the Consolidated Statement of Operations. The held for sale classification did change the presentation of the related assets from long-term to current on our Consolidated Balance Sheet.

As of June 30, 2021, “Assets held for sale” had a balance of $229 million, which consisted primarily of timberlands and other related assets.

Alabama Acquisition

On February 25, 2021, we announced an agreement to purchase 69,200 acres of southwest Alabama timberlands for approximately $149 million. We completed the purchase on April 27, 2021 and recorded $148 million of timberland assets in “Timber and timberlands at cost, less depletion” and $1 million of related assets in “Property and equipment, net” on our Consolidated Balance Sheet. As discussed above, this transaction was structured as a like-kind exchange, and therefore, the southwest Alabama timberlands were held on our behalf by an intermediary as of June 30, 2021.

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

NOTE 15: OTHER OPERATING COSTS, NET

Other operating costs, net were comprised of the following:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2021	JUNE 2020	JUNE 2021	JUNE 2020
Foreign exchange losses (gains), net	$1	$(3)	$3	$5
Litigation expense, net	3	6	6	2
Product remediation recovery	—	(8)	—	(8)
Research and development expenses	1	2	2	3
Other, net	8	6	12	11
Total other operating costs, net	$13	$3	$23	$13

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This report contains statements concerning our future results and performance that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include, without limitation, statements relating to: our expected future financial and operating performance; our plans, strategies, intentions and expectations; estimated taxes and tax provision; our capital structure and the sufficiency of our liquidity position to meet future cash requirements; future debt maturities, compliance with our debt agreements and the effect on our financial position of the expected discontinuation of LIBOR; expected results of litigation and other legal proceedings and contingent liabilities, and the sufficiency of litigation and other contingent liability reserves and related accruals; expected uses of cash, including future dividends and expected capital expenditures; expected effects of certain acquisitions and divestitures on our operations and financial results; expected economic conditions, including markets, pricing and demand for our products; laws and regulations relevant to our businesses; assumptions used in valuing incentive compensation and related expense; and our expectations relating to returns on invested pension plan assets and expected benefit payments.

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

ECONOMIC AND MARKET CONDITIONS AFFECTING OUR OPERATIONS

Overview

In March 2020, COVID-19 was officially declared a global pandemic by the World Health Organization, and a national emergency was declared by the United States. The immediate economic effects of the pandemic were severe, as U.S. gross domestic product (GDP) declined 31 percent in the second quarter of 2020 and the national unemployment rate soared to a record-high of nearly 15 percent in April 2020 driven by the restrictions imposed in response to the pandemic. Since that time the unemployment rate has fallen steadily, and U.S. GDP has rebounded significantly as states have continued to reopen their economies and loosen restrictions. Although market conditions across our businesses deteriorated rapidly in late first quarter and early second quarter 2020, they quickly rebounded as demand for housing and wood products proved resilient. Growth in repair and remodel demand and new residential construction activity resulted in demand for wood products that significantly outpaced available supply, and benchmark pricing for our commodity wood products reached record levels. After declining briefly in the final months of 2020, benchmark prices for our commodity wood products rose sharply through May 2021 beyond the record levels established in the prior year. At the end of the second quarter, lumber prices had begun a substantial correction as demand and supply came into balance. Looking ahead to the remainder of 2021, our market conditions and the strength of the broader U.S. economy will continue to be influenced by the trajectory of U.S. housing activity, the ongoing pace of reopening economic activities due to COVID-related restrictions, inflation trends, interest rates, and the nature and extent of future government stimulus including the proposed infrastructure bill.

We have taken proactive steps to safeguard the health of our employees and preserve business continuity from the beginning of the pandemic. These actions included detailed cleaning and disinfecting procedures, strict processes around masking, social distancing and personal hygiene, clear communication with our employees, contractors, vendors and visitors about our safety protocols, comprehensive guidance for response to any COVID-19 diagnoses or exposures in our operations, suspension of all air travel and non-essential meetings, and a directive that employees work from home if feasible. In light of the recent adjustments to federal, state and local health and safety restrictions, we have begun a phased-in approach to return those employees who have been working from home back to their work locations. We remain vigilant about employee safety and will continue to monitor developments, including but not limited to the spread of disease variants and their impact on local health systems.

Business Outlook

The demand for sawlogs within our Timberlands segment is directly affected by domestic production of wood-based building products. The strength of the U.S. housing market, especially new residential construction, strongly affects demand in our Wood Products segment, as does repair and remodeling activity. Seasonal weather patterns impact the level of construction activity in the U.S., which in turn affects demand for our logs and wood products. In second quarter 2021, wet weather constrained harvest operations for producers in the U.S. South. Our Timberlands segment, specifically the Western region, is also affected by export demand and trade policy. Japanese housing starts are a key driver of export log demand in Japan. The demand for pulpwood from our Timberlands segment is directly affected by the production of pulp, paper and oriented strand board (OSB) as well as the demand for biofuels, such as pellets made from pulpwood. The Timberlands segment is also influenced by the availability of harvestable timber. In general, Western log markets are highly tensioned while Southern log markets have more available supply. However, additional mill capacity is contributing to some tightening in the South.

On a seasonally adjusted annual basis, as reported by the U.S. Census Bureau, housing starts for second quarter 2021 averaged 1.57 million units, which was 2 percent below first quarter 2021. Single family starts averaged 1.1 million units, a 4 percent decline from first quarter 2021 but a 43 percent improvement over second quarter 2020. Multi-family starts averaged 464 thousand units in second quarter 2021, which was 5 percent higher than first quarter 2021 and 49 percent higher than second quarter 2020. Sales of newly built, single family homes averaged a seasonally adjusted annual rate of 728 thousand units for second quarter 2021, a 19 percent decrease from the prior quarter average of 896 thousand units and a 4 percent increase from the second quarter 2020 average of 703 thousand units.

Repair and remodeling expenditures declined by 10 percent from March to June 2021 according to the Census Bureau Advance Retail Spending report. A decrease in do-it-yourself activity contributed to lower sales at home improvement centers offset in part by a transition to larger projects undertaken by professional contractors.

In U.S. wood product markets, demand for commodity products was strong during the first half of the second quarter, and benchmark pricing for lumber and OSB reached record highs as demand continued to outpace production capacity. As repair and remodeling demand fell, lumber prices declined. OSB, which is much more focused on new residential construction activity than repair and remodeling, had not seen similar price declines as lumber at the end of the quarter. The Random Lengths Framing Lumber Composite price averaged $1,260/MBF and the OSB Composite averaged $1,373/MSF in second quarter 2021. At the end of the second quarter, prices were $770/MBF for the Lumber Composite and $1,501/MSF for the OSB composite. Through the end of July, lumber prices continued to fall, and OSB prices began to decline in the second half of July.

In Western log markets, Douglas fir sawlog prices decreased 3 percent in second quarter 2021 compared with first quarter 2021 as reported by RISI Log Lines, in part a response to the recent decline in lumber prices. In the South, sawlog prices increased by 3 percent from first quarter 2021 as reported by TimberMart-South.

Exchange rates, available supply from other countries and trade policy affect our export businesses. During second quarter 2021, continued disruptions in shipping, diversion of European log and lumber supply to other markets, and curtailments on Australian log imports to China generally had a positive impact on China’s demand for logs imported from the U.S. In Japan, total housing starts increased 2.5 percent year to date through May compared to the same period in 2020, while the key Post and Beam segment saw a 6 percent increase. Decreased lumber imports from Europe to Japan were favorable to our Japanese log export business.

CONSOLIDATED RESULTS

How We Did Second Quarter 2021 and Year-to-Date 2021

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	JUNE 2021	JUNE 2020	2021 VS. 2020	JUNE 2021	JUNE 2020	2021 VS. 2020
Net sales	$3,144	$1,631	$1,513	$5,650	$3,359	$2,291
Costs of sales	1,583	1,283	300	3,013	2,665	348
Operating income	1,429	243	1,186	2,385	483	1,902
Net earnings	1,028	72	956	1,709	222	1,487
Earnings per share, basic and diluted	1.37	0.10	1.27	2.28	0.30	1.98

Comparing Second Quarter 2021 with Second Quarter 2020

Net sales

Net sales increased $1,513 million – 93 percent – primarily due to a $1,422 million increase in Wood Products sales to unaffiliated customers attributable to increased sales realizations across all product lines.

Costs of sales

Costs of sales increased $300 million – 23 percent – primarily due to increased sales volumes within our Wood Products segment and increased freight costs and third-party log purchases within our Timberlands segment.

Operating income

Operating income increased $1,186 million – 488 percent – primarily due to a $1,213 million increase in consolidated gross margin (see discussion of components above).

Net earnings

Net earnings increased $956 million – 1,328 percent – primarily due to the $1,186 million increase in operating income discussed above.

This increase was partially offset by a $264 million increase in income tax expense (refer to Income Taxes).

Comparing Year-to-Date 2021 with Year-to-Date 2020

Net sales

Net sales increased $2,291 million – 68 percent – primarily due to a $2,208 million increase in Wood Products sales to unaffiliated customers attributable to increased sales realizations across all product lines.

Costs of sales

Costs of sales increased $348 million – 13 percent – primarily due to increased sales volumes within our Wood Products segment and increased freight costs and third-party log purchases within our Timberlands segment.

These increases were partially offset by decreased real estate acres sold within our Real Estate & ENR segment.

Operating income

Operating income increased $1,902 million – 394 percent – primarily due to a $1,943 million increase in consolidated gross margin (see discussion of components above).

Net earnings

Net earnings increased $1,487 million – 670 percent – primarily due to the $1,902 million increase in operating income discussed above.

This increase was partially offset by a $456 million increase in income tax expense (refer to Income Taxes).

TIMBERLANDS

How We Did Second Quarter 2021 and Year-to-Date 2021

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2021	JUNE 2020	2021 VS. 2020	JUNE 2021	JUNE 2020	2021 VS. 2020
Net sales to unaffiliated customers:
Delivered logs:
West	$222	$179	$43	$423	$356	$67
South	145	145	—	276	295	(19)
North(1)	9	7	2	25	24	1
Subtotal delivered logs sales	376	331	45	724	675	49
Stumpage and pay-as-cut timber	7	5	2	13	10	3
Recreational and other lease revenue	16	16	—	32	31	1
Other(2)	6	7	(1)	15	24	(9)
Subtotal net sales to unaffiliated customers	405	359	46	784	740	44
Intersegment sales	136	121	15	270	243	27
Total sales	$541	$480	$61	$1,054	$983	$71
Costs of sales	$407	$383	$24	$790	$758	$32
Operating income and Net contribution to earnings	$113	$75	$38	$221	$180	$41
(1)	In March 2020, we sold our Montana timberlands.
(2)	Other Timberlands sales include sales of seeds and seedlings from our nursery operations as well as wood chips.

Comparing Second Quarter 2021 with Second Quarter 2020

Net sales to unaffiliated customers

Net sales to unaffiliated customers increased $46 million – 13 percent – primarily due to a $43 million increase in Western log sales attributable to a 31 percent increase in sales realizations, partially offset by a 6 percent decrease in sales volumes.

Intersegment sales

Intersegment sales increased $15 million – 12 percent – primarily due to a 15 percent increase in sales realizations, partially offset by a 2 percent decrease in sales volumes.

Costs of sales

Costs of sales increased $24 million – 6 percent – primarily due to increased freight costs and third-party log purchases, partially offset by decreased fee harvest volumes.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings increased $38 million – 51 percent – primarily due to the change in the components of gross margin, as discussed above.

Comparing Year-to-Date 2021 with Year-to-Date 2020

Net sales to unaffiliated customers

Net sales to unaffiliated customers increased $44 million – 6 percent – primarily due to a $67 million increase in Western log sales attributable to a 28 percent increase in sales realizations, partially offset by a 7 percent decrease in sales volumes. The increase was partially offset by a $19 million decrease in Southern log sales attributable to a 9 percent decrease in sales volumes.

Intersegment sales

Intersegment sales increased $27 million – 11 percent – primarily due to a 15 percent increase in sales realizations, partially offset by a 3 percent decrease in sales volumes.

Costs of sales

Costs of sales increased $32 million – 4 percent – primarily due to increases in freight costs and third-party log purchases, partially offset by decreased fee harvest volumes.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings increased $41 million – 23 percent – primarily due to the change in the components of gross margin, as discussed above.

Third-Party Log Sales Volumes and Fee Harvest Volumes

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	JUNE 2021	JUNE 2020	2021 VS. 2020	JUNE 2021	JUNE 2020	2021 VS. 2020
Third-party log sales – tons:
West(1)	1,608	1,714	(106)	3,147	3,398	(251)
South	4,150	4,307	(157)	7,932	8,672	(740)
North(2)	115	113	2	376	397	(21)
Total	5,873	6,134	(261)	11,455	12,467	(1,012)
Fee harvest volumes – tons:
West(1)	2,099	2,236	(137)	4,200	4,546	(346)
South	5,856	5,914	(58)	11,232	12,044	(812)
North(2)	199	194	5	536	580	(44)
Total	8,154	8,344	(190)	15,968	17,170	(1,202)
(1)	Western logs are primarily transacted in thousand board feet (MBF) but are converted to ton equivalents for external reporting purposes.
(2)	In March 2020, we sold our Montana timberlands.

REAL ESTATE, ENERGY AND NATURAL RESOURCES

How We Did Second Quarter 2021 and Year-to-Date 2021

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2021	JUNE 2020	2021 VS. 2020	JUNE 2021	JUNE 2020	2021 VS. 2020
Net sales:
Real estate	$83	$48	$35	$167	$143	$24
Energy and natural resources	27	17	10	49	34	15
Total	$110	$65	$45	$216	$177	$39
Costs of sales	$41	$40	$1	$75	$110	$(35)
Operating income and Net contribution to earnings	$63	$19	$44	$129	$55	$74

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

Comparing Second Quarter 2021 with Second Quarter 2020

Net sales

Net sales increased $45 million – 69 percent – primarily due to an increase in the average price per real estate acre sold.

Costs of sales

Costs of sales increased $1 million – 3 percent – primarily due to increased basis per real estate acre sold, partially offset by decreased real estate acres sold.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings increased $44 million – 232 percent – primarily due to the change in the components of gross margin, as discussed above.

Comparing Year-to-Date 2021 with Year-to-Date 2020

Net sales

Net sales increased $39 million – 22 percent – primarily due to an increase in the average price per real estate acre sold.

Costs of sales

Costs of sales decreased $35 million – 32 percent – primarily due to decreased real estate acres sold.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings increased $74 million – 135 percent – primarily due to the change in the components of gross margin, as discussed above.

REAL ESTATE SALES STATISTICS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
	JUNE 2021	JUNE 2020	2021 VS. 2020	JUNE 2021	JUNE 2020	2021 VS. 2020
Acres sold	18,415	31,337	(12,922)	37,870	76,310	(38,440)
Average price per acre	$3,227	$1,501	$1,726	$3,523	$1,790	$1,733

WOOD PRODUCTS

How We Did Second Quarter 2021 and Year-to-Date 2021

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2021	JUNE 2020	2021 VS. 2020	JUNE 2021	JUNE 2020	2021 VS. 2020
Net sales:
Structural lumber	$1,349	$538	$811	$2,339	$1,046	$1,293
Oriented strand board	605	179	426	1,043	369	674
Engineered solid section	166	111	55	308	238	70
Engineered I-joists	104	70	34	187	148	39
Softwood plywood	69	34	35	125	73	52
Medium density fiberboard	43	33	10	91	77	14
Complementary building products	213	169	44	384	322	62
Other products produced(1)	80	73	7	173	169	4
Total	$2,629	$1,207	$1,422	$4,650	$2,442	$2,208
Costs of sales	$1,229	$997	$232	$2,353	$2,037	$316
Operating income and Net contribution to earnings	$1,338	$159	$1,179	$2,178	$293	$1,885
(1)	Other products produced sales include wood chips, other byproducts and third-party residual log sales from our Canadian Forestlands operations.

Comparing Second Quarter 2021 with Second Quarter 2020

Net sales

Net sales increased $1,422 million – 118 percent – due to:

●	an $811 million increase in structural lumber sales attributable to a 146 percent increase in sales realizations, as well as a 2 percent increase in sales volumes;
●

a $426 million increase in oriented strand board sales attributable to a 280 percent increase in sales realizations, partially offset by an 11 percent decrease in sales volumes primarily due to planned maintenance outages;

●	a $55 million increase in engineered solid section sales attributable to a 27 percent increase in sales volumes, as well as an 18 percent increase in sales realizations;
●	a $44 million increase in complementary building product sales attributable to increased sales volumes and sales realizations;
●

a $35 million increase in softwood plywood sales attributable to a 153 percent increase in sales realizations, partially offset by a 19 percent decrease in sales volumes primarily due to the ongoing effects of weather-related disruptions that occurred in first quarter 2021;

●	a $34 million increase in engineered I-joists sales attributable to a 26 percent increase in sales volumes, as well as a 20 percent increase in sales realizations;

●	a $10 million increase in medium density fiberboard sales attributable to a 25 percent increase in sales volumes, as well as a 5 percent increase in sales realizations and
●	a $7 million increase in other products produced sales attributable to increased sales volumes and sales realizations.

Costs of sales

Costs of sales increased $232 million – 23 percent – primarily due to an increase in sales volumes across most product lines.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings increased $1,179 million – 742 percent – primarily due to the change in the components of gross margin, as discussed above.

Comparing Year-to-Date 2021 with Year-to-Date 2020

Net sales

Net sales increased $2,208 million – 90 percent – primarily due to:

●	a $1,293 million increase in structural lumber sales attributable to a 128 percent increase in sales realizations, partially offset by a 2 percent decrease in sales volumes;
●

a $674 million increase in oriented strand board sales attributable to a 211 percent increase in sales realizations, partially offset by a 9 percent decrease in sales volumes primarily due to planned maintenance outages;

●	a $70 million increase in engineered solid section sales attributable to a 15 percent increase in sales volumes, as well as a 12 percent increase in sales realizations;
●	a $62 million increase in complementary building product sales attributable to increased sales volumes and sales realizations;
●

a $52 million increase in softwood plywood sales attributable to a 108 percent increase in sales realizations, partially offset by an 18 percent decrease in sales volumes primarily due to the effects of weather-related disruptions that occurred in first quarter 2021;

●	a $39 million increase in engineered I-joists sales attributable to a 14 percent increase in sales realizations, as well as a 12 percent increase in sales volumes and
●	a $14 million increase in medium density fiberboard sales attributable to a 16 percent increase in sales volumes, as well as a 2 percent increase in sales realizations.

Costs of sales

Costs of sales increased $316 million – 16 percent – primarily due to an increase in sales volumes for engineered wood products and complementary building products, as discussed above.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings increased $1,885 million – 643 percent – primarily due to the change in the components of gross margin, as discussed above.

Third-Party Sales Volumes

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS(1)	JUNE 2021	JUNE 2020	2021 VS. 2020	JUNE 2021	JUNE 2020	2021 VS. 2020
Structural lumber – board feet	1,252	1,225	27	2,397	2,447	(50)
Oriented strand board – square feet (3/8”)	663	747	(84)	1,377	1,517	(140)
Engineered solid section – cubic feet	6.6	5.2	1.4	12.8	11.1	1.7
Engineered I-joists – lineal feet	53	42	11	100	89	11
Softwood plywood – square feet (3/8”)	77	95	(18)	171	208	(37)
Medium density fiberboard – square feet (3/4”)	50	40	10	107	92	15
(1)	Sales volumes include sales of internally produced products and products purchased for resale primarily through our distribution business.

PRODUCTION AND OUTSIDE PURCHASE VOLUMES

Outside purchase volumes are primarily purchased for resale through our distribution business. Production volumes are produced for sale through our own sales organizations and through our distribution business. Production of oriented strand board and engineered solid section are also used to manufacture engineered I-joists.

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS	JUNE 2021	JUNE 2020	2021 VS. 2020	JUNE 2021	JUNE 2020	2021 VS. 2020
Structural lumber – board feet:
Production	1,234	1,108	126	2,445	2,317	128
Outside purchase	49	51	(2)	104	110	(6)
Total	1,283	1,159	124	2,549	2,427	122
Oriented strand board – square feet (3/8”):
Production	683	742	(59)	1,425	1,519	(94)
Outside purchase	71	64	7	139	151	(12)
Total	754	806	(52)	1,564	1,670	(106)
Engineered solid section – cubic feet:
Production	6.2	5.3	0.9	12.2	11.4	0.8
Outside purchase	0.2	0.1	0.1	0.5	0.3	0.2
Total	6.4	5.4	1.0	12.7	11.7	1.0
Engineered I-joists – lineal feet:
Production	51	38	13	95	85	10
Outside purchase	2	3	(1)	5	5	—
Total	53	41	12	100	90	10
Softwood plywood – square feet (3/8”):
Production	62	76	(14)	142	173	(31)
Outside purchase	12	14	(2)	26	30	(4)
Total	74	90	(16)	168	203	(35)
Medium density fiberboard – square feet (3/4"):
Production	52	35	17	108	91	17
Total	52	35	17	108	91	17

UNALLOCATED ITEMS

Unallocated items are gains or charges not related to, or allocated to, an individual operating segment. They include all or a portion of items such as share-based compensation, pension and post-employment costs, elimination of intersegment profit in inventory and LIFO, foreign exchange transaction gains and losses, interest income and other as well as legacy obligations.

Net Charge to Earnings – Unallocated Items

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2021	JUNE 2020	2021 VS. 2020	JUNE 2021	JUNE 2020	2021 VS. 2020
Unallocated corporate function and variable compensation expense	$(36)	$(23)	$(13)	$(61)	$(42)	$(19)
Liability classified share-based compensation	—	(4)	4	(1)	6	(7)
Foreign exchange gain (loss)	(1)	3	(4)	(3)	(5)	2
Elimination of intersegment profit in inventory and LIFO	(28)	18	(46)	(45)	5	(50)
Other	(20)	(4)	(16)	(33)	(9)	(24)
Operating loss	(85)	(10)	(75)	(143)	(45)	(98)
Non-operating pension and other post-employment benefit costs	(1)	(10)	9	(9)	(19)	10
Interest income and other	2	2	—	3	3	—
Net charge to earnings	$(84)	$(18)	$(66)	$(149)	$(61)	$(88)

Comparing Second Quarter 2021 with Second Quarter 2020

Net charge to earnings increased $66 million  – 367 percent – primarily due to:

●	a $46 million increase in elimination of intersegment profit in inventory and LIFO and
●	a $13 million increase in unallocated corporate function and variable compensation expense.

Comparing Year-to-Date 2021 with Year-to-Date 2020

Net charge to earnings increased $88 million – 144 percent – primarily due to:

●	a $50 million increase in elimination of intersegment profit in inventory and LIFO;
●	a $19 million increase in unallocated corporate function and variable compensation expense;
●	a $12 million legal benefit recognized in first quarter 2020 and
●

a $7 million increase in liability classified share-based compensation due to an increase in our stock price for the year-to-date period ended June 30, 2021 compared to a decrease for the same period in 2020.

INTEREST EXPENSE

Our interest expense, net of capitalized interest, was:

●	$78 million for second quarter 2021 and $157 million year-to-date 2021;
●	$103 million for second quarter 2020 and $188 million year-to-date 2020.

Interest expense decreased by $25 million compared to second quarter 2020 and by $31 million compared to year-to-date 2020. The decreases were primarily due to an $11 million charge related to the early extinguishment of debt recorded in second quarter 2020, with no similar activity in second quarter and year-to-date 2021, as well as a decrease in the average outstanding debt in second quarter and year-to-date 2021.

Refer to Note 9: Long-Term Debt and Line of Credit for further information.

INCOME TAXES

Our provision for income taxes was:

●	a $324 million expense for second quarter 2021 and a $513 million expense year-to-date 2021;
●	a $60 million expense for second quarter 2020 and a $57 million expense year-to-date 2020.

Our provision for income taxes is primarily driven by earnings generated by our TRSs. Income tax expense increased by $456 million compared to year-to-date 2020 primarily due to an increase in our TRS earnings in 2021.

Refer to Note 16: Income Taxes for further information.

LIQUIDITY AND CAPITAL RESOURCES

We are committed to maintaining an appropriate capital structure that provides flexibility and enables us to protect the interests of our shareholders and meet our obligations to our lenders, while also maintaining access to all major financial markets. As of June 30, 2021, we had over $1.7 billion in cash and cash equivalents and $1.5 billion of availability on our line of credit, which expires in January 2025. We believe we have sufficient liquidity to meet our cash requirements for the foreseeable future.

CASH FROM OPERATIONS

Consolidated net cash from operations was:

●	$2,006 million for year-to-date 2021 and
●	$477 million for year-to-date 2020.

Net cash from operations increased $1,529 million, primarily due to:

●	increased cash inflows from our business segments and
●	decreased cash used for interest payments.

These changes were partially offset by a $262 million increase in cash paid for income taxes.

CASH FROM INVESTING ACTIVITIES

Consolidated net cash from investing activities was:

●	$(273) million for year-to-date 2021 and
●	$376 million for year-to-date 2020.

Net cash from investing activities decreased $649 million, primarily due to:

●	a $362 million decrease in proceeds received from variable interest entities;
●	a $149 million increase in cash paid for timberlands acquisitions and
●	a $145 million decrease in proceeds from the sale of timberlands.

Summary of Capital Spending by Business Segment

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2021	JUNE 2020
Timberlands	$49	$51
Wood Products	76	83
Total	$125	$134

We expect our capital expenditures for 2021 will be approximately $460 million. The amount we spend on capital expenditures could change.

CASH FROM FINANCING ACTIVITIES

Consolidated net cash from financing activities was:

●	$(451) million for year-to-date 2021 and
●	$(349) million for year-to-date 2020.

Net cash from financing activities decreased $102 million, primarily due to a $369 million increase in net cash used for payments on long-term debt.

This change was partially offset by:

●	a $230 million decrease in net cash paid related to borrowings on our line of credit and
●	a $39 million increase in cash received from exercise of stock options.

Line of Credit

We had no outstanding borrowings on our $1.5 billion five-year senior unsecured revolving credit facility as of June 30, 2021 or December 31, 2020. This credit facility expires in January 2025.

Refer to Note 9: Long-Term Debt and Line of Credit for further information.

Long-Term Debt

In May 2021, we repaid our $225 million variable-rate term loan that was scheduled to mature in July 2026.

In March 2020, we issued $750 million of 4.00 percent notes due in April 2030. The net proceeds after deducting the discount, underwriting fees and issuance costs were $732 million. In May 2020, a portion of the net proceeds was used to redeem our $569 million 4.70 percent notes due in March 2021.

Refer to Note 9: Long-Term Debt and Line of Credit for further information.

Our revolving credit agreement utilizes the London Inter-bank Offered Rate (LIBOR) as a basis for one of the interest rate options available to the company to apply to outstanding borrowings. Publication of USD LIBOR is expected to cease between January 1, 2022 and July 1, 2023, and we are closely monitoring ongoing market developments in the identification or creation of a widely accepted replacement rate. We have included provisions in our revolving credit agreement that specifically contemplate the transition from LIBOR to a replacement benchmark rate.

Debt Covenants

As of June 30, 2021, Weyerhaeuser Company was in compliance with its debt covenants. There have been no significant changes to the debt covenants presented in our 2020 Annual Report on Form 10-K for our existing long-term debt instruments, and we expect to remain in compliance with our debt covenants for the foreseeable future.

Option Exercises

We received cash proceeds from the exercise of stock options of:

●	$45 million for year-to-date 2021 and
●	$6 million for year-to-date 2020.

Our average stock price was $35.60 and $23.24 for year-to-date 2021 and 2020, respectively.

Dividend Payments

We paid cash dividends on common shares of $255 million and $254 million for year-to-date 2021 and 2020, respectively.

Share Repurchases

We did not repurchase shares during year-to-date 2021 or 2020. There were no unsettled repurchases as of June 30, 2021 or December 31, 2020.

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

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2021	JUNE 2020	2021 VS. 2020	JUNE 2021	JUNE 2020	2021 VS. 2020
Adjusted EBITDA by Segment:
Timberlands	$180	$140	$40	$352	$313	$39
Real Estate & ENR	91	57	34	187	158	29
Wood Products	1,386	198	1,188	2,275	382	1,893
	1,657	395	1,262	2,814	853	1,961
Unallocated Items	(84)	(9)	(75)	(140)	(54)	(86)
Adjusted EBITDA	$1,573	$386	$1,187	$2,674	$799	$1,875

We reconcile Adjusted EBITDA to net earnings for the consolidated company and to operating income (loss) for the business segments, as those are the most directly comparable U.S. GAAP measures for each.

The table below reconciles Adjusted EBITDA for the quarter ended June 30, 2021:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$1,028
Interest expense, net of capitalized interest					78
Income taxes					324
Net contribution (charge) to earnings	$113	$63	$1,338	$(84)	$1,430
Non-operating pension and other post-employment benefit costs	—	—	—	1	1
Interest income and other	—	—	—	(2)	(2)
Operating income (loss)	113	63	1,338	(85)	1,429
Depreciation, depletion and amortization	67	4	48	1	120
Basis of real estate sold	—	24	—	—	24
Adjusted EBITDA	$180	$91	$1,386	$(84)	$1,573

The table below reconciles Adjusted EBITDA for the quarter ended June 30, 2020:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$72
Interest expense, net of capitalized interest(1)					103
Income taxes					60
Net contribution (charge) to earnings	$75	$19	$159	$(18)	$235
Non-operating pension and other post-employment benefit costs	—	—	—	10	10
Interest income and other	—	—	—	(2)	(2)
Operating income (loss)	75	19	159	(10)	243
Depreciation, depletion and amortization	65	4	47	1	117
Basis of real estate sold	—	34	—	—	34
Special items included in operating income (loss)(2)	—	—	(8)	—	(8)
Adjusted EBITDA	$140	$57	$198	$(9)	$386
(1)	Interest expense, net of capitalized interest includes a pretax special item of $11 million related to a net charge for the early extinguishment of debt.
(2)	Operating income (loss) includes a pretax special item consisting of an $8 million product remediation insurance recovery.

The table below reconciles Adjusted EBITDA for the year-to-date period ended June 30, 2021:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$1,709
Interest expense, net of capitalized interest					157
Income taxes					513
Net contribution (charge) to earnings	$221	$129	$2,178	$(149)	$2,379
Non-operating pension and other post-employment benefit costs	—	—	—	9	9
Interest income and other	—	—	—	(3)	(3)
Operating income (loss)	221	129	2,178	(143)	2,385
Depreciation, depletion and amortization	131	7	97	3	238
Basis of real estate sold	—	51	—	—	51
Adjusted EBITDA	$352	$187	$2,275	$(140)	$2,674

The table below reconciles Adjusted EBITDA for the year-to-date period ended June 30, 2020:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$222
Interest expense, net of capitalized interest(1)					188
Income taxes					57
Net contribution (charge) to earnings	$180	$55	$293	$(61)	$467
Non-operating pension and other post-employment benefit costs	—	—	—	19	19
Interest income and other	—	—	—	(3)	(3)
Operating income (loss)	180	55	293	(45)	483
Depreciation, depletion and amortization	133	7	97	3	240
Basis of real estate sold	—	96	—	—	96
Special items included in operating income (loss)(2)	—	—	(8)	(12)	(20)
Adjusted EBITDA	$313	$158	$382	$(54)	$799
(1)	Interest expense, net of capitalized interest includes a pretax special item of $11 million related to a net charge for the early extinguishment of debt.
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

Net Earnings Before Special Items

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2021	JUNE 2020	JUNE 2021	JUNE 2020
Net earnings	$1,028	$72	$1,709	$222
Early extinguishment of debt charge	—	11	—	11
Legal benefit	—	—	—	(12)
Product remediation recovery	—	(6)	—	(6)
Net earnings before special items	$1,028	$77	$1,709	$215

Net Earnings per Diluted Share Before Special Items

	QUARTER ENDED		YEAR-TO-DATE ENDED
	JUNE 2021	JUNE 2020	JUNE 2021	JUNE 2020
Net earnings per diluted share	$1.37	$0.10	$2.28	$0.30
Early extinguishment of debt charge	—	0.02	—	0.02
Legal benefit	—	—	—	(0.02)
Product remediation recovery	—	(0.01)	—	(0.01)
Net earnings per diluted share before special items	$1.37	$0.11	$2.28	$0.29

CRITICAL ACCOUNTING POLICIES

There have been no significant changes during year-to-date 2021 to the critical accounting policies presented in our 2020 Annual Report on Form 10-K.

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

Summary of Long-Term Indebtedness Principal Obligations as of June 30, 2021

DOLLAR AMOUNTS IN MILLIONS	2021	2022	2023	2024	2025	THEREAFTER	TOTAL(1)	FAIR VALUE
Fixed-rate debt	$150	$—	$1,051	$—	$436	$3,638	$5,275	$6,529
Average interest rate	9.00%	—%	5.56%	—%	8.33%	5.94%	6.15%	N/A
(1)	Excludes $25 million of unamortized discounts, capitalized debt expense and business combination fair value adjustments.

Item 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The company’s principal executive officer and principal financial officer have concluded that the company’s disclosure controls and procedures were effective as of June 30, 2021, based on an evaluation of the company’s disclosure controls and procedures as of that date.

CHANGES IN INTERNAL CONTROLS

No changes occurred in the company’s internal control over financial reporting during year-to-date 2021 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

There were no share repurchases during second quarter 2021.

Item 6. EXHIBITS

4.1

Second Amendment to Installment Loan Agreement (including as Annex A the Amended Installment Note) dated as of June 30, 2021 between Weyerhaeuser Company, as borrower, and MeadWestvaco Timber Note Holding Company II, LLC as Holder (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on July 7, 2021 – Commission File Number 1-4825).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYERHAEUSER COMPANY
(Registrant)

Date: July 30, 2021	By:	/s/ David M. Wold
David M. Wold
Vice President and Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)