Form 10-Q
period 2021-09-30
WEYERHAEUSER CO
filed 2021-10-29
CIK 106535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

As of October 25, 2021, 749,045 thousand shares of the registrant’s common stock ($1.25 par value) were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	SEPTEMBER 2021	SEPTEMBER 2020	SEPTEMBER 2021	SEPTEMBER 2020
Net sales (Note 3)	$2,345	$2,110	$7,995	$5,469
Costs of sales	1,589	1,390	4,602	4,055
Gross margin	756	720	3,393	1,414
Selling expenses	24	22	68	62
General and administrative expenses	98	96	283	254
Other operating costs (income), net (Note 15)	(15)	92	8	105
Operating income	649	510	3,034	993
Non-operating pension and other post-employment benefit costs (Note 7)	(5)	(9)	(14)	(28)
Interest income and other	1	2	4	5
Interest expense, net of capitalized interest	(79)	(111)	(236)	(299)
Earnings before income taxes	566	392	2,788	671
Income taxes (Note 16)	(84)	(109)	(597)	(166)
Net earnings	$482	$283	$2,191	$505

Earnings per share, basic and diluted (Note 4)	$0.64	$0.38	$2.92	$0.68
Weighted average shares outstanding (in thousands) (Note 4):
Basic	750,105	746,996	749,657	746,809
Diluted	751,443	748,450	750,999	747,530

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2021	SEPTEMBER 2020	SEPTEMBER 2021	SEPTEMBER 2020
Net earnings	$482	$283	$2,191	$505
Other comprehensive income (loss):
Foreign currency translation adjustments	(25)	11	(1)	(14)
Changes in unamortized actuarial loss, net of tax expense of $10, $6, $55 and $30	29	19	170	86
Changes in unamortized net prior service credit, net of tax expense of $0, $0, $0 and $0	1	—	2	2
Total other comprehensive income	5	30	171	74
Total comprehensive income	$487	$313	$2,362	$579

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PAR VALUE	SEPTEMBER 30, 2021	DECEMBER 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$2,326	$495
Receivables, net	497	450
Receivables for taxes	72	82
Inventories (Note 5)	499	443
Prepaid expenses and other current assets	146	139
Total current assets	3,540	1,609
Property and equipment, less accumulated depreciation of $3,559 and $3,432	1,924	2,013
Construction in progress	169	73
Timber and timberlands at cost, less depletion	11,606	11,827
Minerals and mineral rights, less depletion	258	268
Deferred tax assets	52	120
Other assets	543	401
Total assets	$18,092	$16,311
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt (Note 9)	$150	$150
Accounts payable	264	204
Accrued liabilities (Note 8)	1,110	596
Total current liabilities	1,524	950
Long-term debt, net (Note 9)	5,100	5,325
Deferred tax liabilities	28	24
Deferred pension and other post-employment benefits (Note 7)	711	911
Other liabilities	360	370
Total liabilities	7,723	7,580
Commitments and contingencies (Note 11)
Equity:
Common shares: $1.25 par value; authorized 1,360 million shares; issued and outstanding: 749,037 thousand shares at September 30, 2021 and 747,385 thousand shares at December 31, 2020	936	934
Other capital	8,242	8,208
Retained earnings	1,842	411
Accumulated other comprehensive loss (Note 12)	(651)	(822)
Total equity	10,369	8,731
Total liabilities and equity	$18,092	$16,311

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2021	SEPTEMBER 2020
Cash flows from operations:
Net earnings	$2,191	$505
Noncash charges (credits) to earnings:
Depreciation, depletion and amortization	356	355
Basis of real estate sold	62	136
Deferred income taxes, net	16	20
Pension and other post-employment benefits (Note 7)	46	55
Share-based compensation expense (Note 13)	23	22
Gain on sale of timberlands (Note 14)	(32)	—
Timber casualty loss (Note 15)	—	80
Change in:
Receivables, net	(47)	(192)
Receivables and payables for taxes	93	103
Inventories	(55)	2
Prepaid expenses and other current assets	(21)	5
Accounts payable and accrued liabilities	116	3
Pension and post-employment benefit contributions and payments	(56)	(21)
Other	(27)	12
Net cash from operations	2,665	1,085
Cash flows from investing activities:
Capital expenditures for property and equipment	(184)	(158)
Capital expenditures for timberlands reforestation	(39)	(41)
Acquisition of Alabama timberlands (Note 14)	(149)	—
Proceeds from note receivable held by variable interest entities (Note 6)	—	362
Proceeds from sale of timberlands (Note 14)	261	145
Other	3	3
Net cash from investing activities	(108)	311
Cash flows from financing activities:
Cash dividends on common shares	(382)	(254)
Net proceeds from issuance of long-term debt (Note 9)	—	732
Payments on long-term debt (Note 9)	(225)	(936)
Proceeds from borrowings on line of credit (Note 9)	—	550
Payments on line of credit (Note 9)	—	(780)
Proceeds from exercise of stock options	46	9
Repurchases of common shares (Note 4)	(26)	—
Other	(19)	(16)
Net cash from financing activities	(606)	(695)
Net change in cash, cash equivalents and restricted cash	1,951	701
Cash, cash equivalents and restricted cash at beginning of period	495	139
Cash, cash equivalents and restricted cash at end of period	$2,446	$840
Cash paid (received) during the period for:
Interest, net of amount capitalized of $3 and $3	$237	$278
Income taxes, net of refunds	$494	$46

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	SEPTEMBER 2021	SEPTEMBER 2020	SEPTEMBER 2021	SEPTEMBER 2020
Common shares:
Balance at beginning of period	$937	$933	$934	$932
Issued for exercise of stock options and vested units	—	—	3	1
Repurchases of common shares (Note 4)	(1)	—	(1)	—
Balance at end of period	936	933	936	933
Other capital:
Balance at beginning of period	8,258	8,166	8,208	8,152
Issued for exercise of stock options	1	3	44	9
Repurchases of common shares (Note 4)	(25)	—	(25)	—
Share-based compensation	8	7	23	22
Other transactions, net	—	2	(8)	(5)
Balance at end of period	8,242	8,178	8,242	8,178
Retained earnings (accumulated deficit):
Balance at beginning of period	1,861	(37)	411	(3)
Net earnings	482	283	2,191	505
Dividends on common shares	(501)	—	(760)	(256)
Balance at end of period	1,842	246	1,842	246
Accumulated other comprehensive loss:
Balance at beginning of period	(656)	(860)	(822)	(904)
Other comprehensive income	5	30	171	74
Balance at end of period (Note 12)	(651)	(830)	(651)	(830)
Total equity:
Balance at end of period	$10,369	$8,527	$10,369	$8,527

Dividends paid per common share	$0.17	$—	$0.51	$0.34

See accompanying Notes to Consolidated Financial Statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE QUARTERS AND YEAR-TO-DATE PERIODS ENDED SEPTEMBER 30, 2021 AND 2020

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

●	Wood Products – Structural lumber, oriented strand board, engineered wood products and building materials distribution.

A reconciliation of our business segment information to the respective information in the Consolidated Statement of Operations is as follows:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2021	SEPTEMBER 2020	SEPTEMBER 2021	SEPTEMBER 2020
Sales to unaffiliated customers:
Timberlands	$423	$345	$1,207	$1,085
Real Estate & ENR	69	69	285	246
Wood Products	1,853	1,696	6,503	4,138
	2,345	2,110	7,995	5,469
Intersegment sales:
Timberlands	129	107	399	350

Total sales	2,474	2,217	8,394	5,819
Intersegment eliminations	(129)	(107)	(399)	(350)
Total	$2,345	$2,110	$7,995	$5,469
Net contribution (charge) to earnings:
Timberlands	$133	$(11)	$354	$169
Real Estate & ENR	45	17	174	72
Wood Products	517	566	2,695	859
	695	572	3,223	1,100
Unallocated items(1)	(50)	(69)	(199)	(130)
Net contribution to earnings	645	503	3,024	970
Interest expense, net of capitalized interest	(79)	(111)	(236)	(299)
Earnings before income taxes	566	392	2,788	671
Income taxes	(84)	(109)	(597)	(166)
Net earnings	$482	$283	$2,191	$505
(1)

Unallocated items are gains or charges not related to, or allocated to, an individual operating segment. They include all or a portion of items such as share-based compensation, pension and post-employment costs, elimination of intersegment profit in inventory and LIFO, foreign exchange transaction gains and losses, interest income and other as well as legacy obligations.

NOTE 3: REVENUE RECOGNITION

A reconciliation of revenue recognized by our major products:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2021	SEPTEMBER 2020	SEPTEMBER 2021	SEPTEMBER 2020
Net sales to unaffiliated customers:
Timberlands segment
Delivered logs:
West
Domestic sales	$76	$80	$235	$238
Export grade sales	150	83	414	281
Subtotal West	226	163	649	519
South	153	141	429	436
North	13	13	38	37
Subtotal delivered logs sales	392	317	1,116	992
Stumpage and pay-as-cut timber	9	5	22	15
Recreational and other lease revenue	16	16	48	47
Other(1)	6	7	21	31
Net sales attributable to Timberlands segment	423	345	1,207	1,085
Real Estate & ENR segment
Real estate	45	49	212	192
Energy and natural resources	24	20	73	54
Net sales attributable to Real Estate & ENR segment	69	69	285	246
Wood Products segment
Structural lumber	681	819	3,020	1,865
Oriented strand board	470	290	1,513	659
Engineered solid section	183	135	491	373
Engineered I-joists	128	83	315	231
Softwood plywood	45	55	170	128
Medium density fiberboard	52	47	143	124
Complementary building products	211	183	595	505
Other(2)	83	84	256	253
Net sales attributable to Wood Products segment	1,853	1,696	6,503	4,138
Total net sales	$2,345	$2,110	$7,995	$5,469

(1)	Other Timberlands sales include sales of seeds and seedlings from our nursery operations as well as wood chips.
(2)	Other Wood Products sales include wood chips, other byproducts and third-party residual log sales from our Canadian Forestlands operations.

NOTE 4: NET EARNINGS PER SHARE AND SHARE REPURCHASES

Our basic and diluted earnings per share were:

●	$0.64 during third quarter 2021 and $2.92 during year-to-date 2021;
●	$0.38 during third quarter 2020 and $0.68 during year-to-date 2020.

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

	QUARTER ENDED		YEAR-TO-DATE ENDED
SHARES IN THOUSANDS	SEPTEMBER 2021	SEPTEMBER 2020	SEPTEMBER 2021	SEPTEMBER 2020
Weighted average common shares outstanding – basic	750,105	746,996	749,657	746,809
Dilutive potential common shares:
Stock options	293	401	318	246
Restricted stock units	730	570	709	297
Performance share units	315	483	315	178
Total effect of outstanding dilutive potential common shares	1,338	1,454	1,342	721
Weighted average common shares outstanding – dilutive	751,443	748,450	750,999	747,530

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

	QUARTER ENDED		YEAR-TO-DATE ENDED
SHARES IN THOUSANDS	SEPTEMBER 2021	SEPTEMBER 2020	SEPTEMBER 2021	SEPTEMBER 2020
Stock options	789	2,260	789	2,260
Performance share units	1,067	729	1,067	729

Share Repurchase Program

On September 22, 2021, we announced that our board of directors approved a new share repurchase program (the 2021 Repurchase Program) under which we are authorized to repurchase up to $1 billion of outstanding shares. Concurrently, the board terminated the remaining repurchase authorization under the share repurchase program approved by the board in February 2019 (the 2019 Repurchase Program).

During year-to-date 2021, we repurchased 780,228 common shares for approximately $26 million under the 2019 Repurchase Program. As of September 30, 2021, we had remaining authorization of $1 billion for future share repurchases under the 2021 Repurchase Program. We did not repurchase shares during year-to-date 2020.

All common stock repurchases under the 2019 Repurchase Program were made in open-market transactions. We record share repurchases upon trade date as opposed to the settlement date when cash is disbursed. We record a liability for repurchases that have not yet been settled as of period end. There were no unsettled repurchases as of September 30, 2021 or December 31, 2020.

NOTE 5: INVENTORIES

Inventories include raw materials, work-in-process, finished goods, as well as materials and supplies.

DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2021	DECEMBER 31, 2020
LIFO inventories:
Logs	$22	$24
Lumber, plywood, panels and fiberboard	64	59
Other products	13	9
Moving average cost or FIFO inventories:
Logs	52	64
Lumber, plywood, panels, fiberboard and engineered wood products	113	84
Other products	121	100
Materials and supplies	114	103
Total	$499	$443

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

NOTE 7: PENSION AND OTHER POST-EMPLOYMENT BENEFIT PLANS

The components of net periodic benefit cost are:

	PENSION
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2021	SEPTEMBER 2020	SEPTEMBER 2021	SEPTEMBER 2020
Service cost	$11	$9	$32	$27
Interest cost	24	35	73	104
Expected return on plan assets	(51)	(59)	(153)	(175)
Amortization of actuarial loss	29	31	86	92
Amortization of prior service cost	1	1	2	3
Total net periodic benefit cost – pension	$14	$17	$40	$51

	OTHER POST-EMPLOYMENT BENEFITS
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2021	SEPTEMBER 2020	SEPTEMBER 2021	SEPTEMBER 2020
Interest cost	$—	$1	$2	$3
Amortization of actuarial loss	2	1	4	2
Amortization of prior service credit	—	(1)	—	(1)
Total net periodic benefit cost – other post-employment benefits	$2	$1	$6	$4

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

NOTE 8: ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2021	DECEMBER 31, 2020
Compensation and employee benefit costs	$207	$204
Current portion of lease liabilities	23	26
Customer rebates, volume discounts and deferred income	177	111
Dividends payable	375	—
Interest	84	87
Taxes payable	165	75
Other	79	93
Total	$1,110	$596

NOTE 9: LONG-TERM DEBT AND LINE OF CREDIT

In October 2021, we repaid our $150 million 9.00 percent notes at maturity.

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

In January 2020, we refinanced and extended our $1.5 billion five-year senior unsecured revolving credit facility, which expires in January 2025. Borrowings are at LIBOR plus a spread or at other interest rates mutually agreed upon between the borrower and the lending banks. We had no outstanding borrowings on our credit facility as of September 30, 2021 and December 31, 2020.

NOTE 10: FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values and carrying values of our long-term debt and line of credit consisted of the following:

	SEPTEMBER 30, 2021		DECEMBER 31, 2020
DOLLAR AMOUNTS IN MILLIONS	CARRYING VALUE	FAIR VALUE (LEVEL 2)	CARRYING VALUE	FAIR VALUE (LEVEL 2)
Long-term debt (including current maturities) and line of credit:
Fixed rate	$5,250	$6,467	$5,250	$6,718
Variable rate	—	—	225	225
Total debt	$5,250	$6,467	$5,475	$6,943

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

As of September 30, 2021, our total accrual for future estimated remediation costs on active Superfund sites and other sites for which we are potentially responsible was approximately $64 million. These amounts are recorded in "Accrued liabilities" and "Other liabilities" on our Consolidated Balance Sheet.

NOTE 12: ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in amounts included in our accumulated other comprehensive loss by component are:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2021	SEPTEMBER 2020	SEPTEMBER 2021	SEPTEMBER 2020
Pension(1)
Balance at beginning of period	$(924)	$(1,060)	$(1,064)	$(1,128)
Other comprehensive income (loss) before reclassifications	6	(6)	102	14
Amounts reclassified from accumulated other comprehensive loss to earnings(2)	23	24	67	72
Total other comprehensive income	29	18	169	86
Balance at end of period	$(895)	$(1,042)	$(895)	$(1,042)
Other Post-Employment Benefits(1)
Balance at beginning of period	$(10)	$(11)	$(12)	$(12)
Other comprehensive income (loss) before reclassifications	(1)	1	(1)	1
Amounts reclassified from accumulated other comprehensive loss to earnings(2)	2	—	4	1
Total other comprehensive income	1	1	3	2
Balance at end of period	$(9)	$(10)	$(9)	$(10)
Translation Adjustments and Other
Balance at beginning of period	$278	$211	$254	$236
Translation adjustments	(25)	11	(1)	(14)
Total other comprehensive income (loss)	(25)	11	(1)	(14)
Balance at end of period	253	222	253	222
Accumulated other comprehensive loss, end of period	$(651)	$(830)	$(651)	$(830)
(1)	Amounts presented are net of tax.
(2)	Amounts of actuarial loss and prior service (cost) credit are components of net periodic benefit cost (credit). See Note 7: Pension and Other Post-Employment Benefit Plans.

NOTE 13: SHARE-BASED COMPENSATION

Share-based compensation activity during year-to-date 2021 included the following:

SHARES IN THOUSANDS	GRANTED	VESTED
Restricted stock units (RSUs)	784	781
Performance share units (PSUs)	354	229

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

NOTE 14: TIMBERLAND ACQUISITIONS AND DIVESTITURES

Washington Divestiture

On April 30, 2021, we announced an agreement to sell 145 thousand acres of timberlands in the North Cascades region of Washington. On July 7, 2021, we completed the sale for $261 million in cash proceeds, which is net of purchase price adjustments and closing costs. This transaction was structured as a like-kind exchange along with the Alabama acquisition discussed below. As a result of the sale, a gain of $32 million was recorded in the Timberlands segment in our third quarter 2021 Consolidated Statement of Operations.

This divestiture is not considered a strategic shift that has, or will have, a major effect on our operations or financial results and therefore does not meet the requirements for presentation as discontinued operations.

Alabama Acquisition

On February 25, 2021, we announced an agreement to purchase 69 thousand acres of southwest Alabama timberlands for approximately $149 million. We completed the purchase on April 27, 2021 and recorded $148 million of timberland assets in “Timber and timberlands at cost, less depletion” and $1 million of related assets in “Property and equipment, net” on our Consolidated Balance Sheet. As discussed above, this transaction was structured as a like-kind exchange.

Montana Divestiture

On December 17, 2019, we announced an agreement to sell 630 thousand acres of Montana timberlands, which was part of our Timberlands business segment. On March 26, 2020, we completed the sale for $145 million in cash proceeds, which is net of purchase price adjustments and closing costs. Due to the impairment recorded during fourth quarter 2019, no material gain or loss was recorded as a result of this sale.

The divestiture was not considered a strategic shift that had, or will have, a major effect on our operations or financial results and therefore did not meet the requirements for presentation as discontinued operations.

NOTE 15: OTHER OPERATING COSTS (INCOME), NET

Other operating costs (income), net were comprised of the following:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2021	SEPTEMBER 2020	SEPTEMBER 2021	SEPTEMBER 2020
Foreign exchange losses (gains), net	$(5)	$(2)	$(2)	$3
Gain on sale of timberlands	(32)	—	(32)	—
Litigation expense, net	5	7	11	9
Product remediation recovery	—	—	—	(8)
Research and development expenses	1	1	3	4
Timber casualty loss	—	80	—	80
Other, net	16	6	28	17
Total other operating costs (income), net	$(15)	$92	$8	$105

Timber Casualty Loss

In September 2020, forest fires in the state of Oregon, commonly referred to as the Holiday Farm, Beachie Creek, Riverside, and Archie Creek fires, spread from adjacent lands onto portions of our Oregon timberland properties. We recorded a timber casualty loss of $80 million in third quarter 2020 which represented the estimated book value of timber and related assets that could not be salvaged based on information available at that time. The loss was attributable to our Timberlands segment and was recorded within “Other operating costs (income), net” in the Consolidated Statement of Operations. During year-to-date 2021, we have harvested a substantial majority of our planned salvage volume in Oregon. The additional information obtained from our salvage operations has not resulted in a change to the estimated loss previously recorded.

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

NOTE 17: RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on our Consolidated Balance Sheet that sum to the total of the amounts shown in the Consolidated Statement of Cash Flows:

DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2021	SEPTEMBER 30, 2020
Cash and cash equivalents	$2,326	$787
Restricted cash included in other assets(1)	120	53
Total cash, cash equivalents and restricted cash	$2,446	$840
(1)

Amounts included in restricted cash as of September 30, 2021 are comprised of proceeds held by a qualified intermediary that are intended to be reinvested in timber and timberlands through a like-kind exchange transaction. Amounts included in restricted cash as of September 30, 2020 were primarily comprised of proceeds held by a qualified intermediary that were subsequently reinvested in timber and timberlands through a like-kind exchange transaction, as well as additional funds held in escrow related to that transaction.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This report contains statements concerning our future results and performance that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include, without limitation, statements relating to: our expected future financial and operating performance; our plans, strategies, intentions and expectations; estimated taxes and tax provision; our capital structure and the sufficiency of our liquidity position to meet future cash requirements; future debt maturities, compliance with our debt agreements and the effect on our financial position of the expected discontinuation of LIBOR; expected results of litigation and other legal proceedings and contingent liabilities, and the sufficiency of litigation and other contingent liability reserves and related accruals; expected uses of cash, including future dividends and expected capital expenditures; expected effects of certain acquisitions and divestitures on our operations and financial results; market and general economic conditions, including related influencing factors such as trends in U.S. housing activity, inflation, interest rates, the nature and extent of future government stimulus, and the timing of when, and the extent to which, COVID-related restrictions are lifted; laws and regulations relevant to our businesses; assumptions used in valuing incentive compensation and related expense; and our expectations relating to returns on invested pension plan assets and expected benefit payments.

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often involve use of words such as “anticipate,” “believe,” “committed,” "continue,” “estimate,” “expect,” “foreseeable,” “future,” “intend,” “maintain,” “may,” “plan,” “potential,” “project,” “will,” and “would,” or similar words or terminology. They may use the positive, negative or another variation of those and similar words. These forward-looking statements are based on our current expectations and assumptions and are not guarantees of future events or performance. The realization of our expectations and the accuracy of our assumptions are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to:

●

the effect of general economic conditions, including employment rates, interest rate levels, inflation, housing starts, general availability of financing for home mortgages and the relative strength of the U.S. dollar;

●

the effect of COVID-19 and other viral or disease outbreaks, including but not limited to any related regulatory restrictions or requirements, and their potential effects on our business, results of operations, cash flows, financial condition and future prospects;

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

ECONOMIC AND MARKET CONDITIONS AFFECTING OUR OPERATIONS

Overview

In March 2020, COVID-19 was officially declared a global pandemic by the World Health Organization, and a national emergency was declared by the United States. The immediate economic effects of the pandemic were severe, as U.S. gross domestic product (GDP) declined 31 percent in the second quarter of 2020 and the national unemployment rate soared to a record-high of nearly 15 percent in April 2020 driven by the restrictions imposed in response to the pandemic. Since that time the unemployment rate has fallen steadily, and U.S. GDP has rebounded significantly as states have continued to reopen their economies and loosen restrictions. Although market conditions across our businesses deteriorated rapidly in late first quarter and early second quarter 2020, they quickly rebounded as demand for housing and wood products proved resilient. Growth in repair and remodel demand and new residential construction activity resulted in increased demand for wood products. As a result, benchmark prices rose to record levels through May 2021 for most lumber products and into early July for oriented strand board (OSB). During the second quarter, lumber prices, followed by OSB, began a substantial correction as demand from the repair and remodel segment lessened during the summer months. Later in the third quarter, prices bottomed and began to rebound. Looking ahead to the remainder of 2021, our market conditions and the strength of the broader U.S. economy will continue to be influenced by the trajectory of U.S. housing activity, repair and remodel activity, the ongoing pace of reopening economic activities from COVID-related restrictions, inflation trends, interest rates, and the nature and extent of future government stimulus including the proposed infrastructure bill.

We have taken proactive steps to safeguard the health of our employees and preserve business continuity from the beginning of the pandemic. These actions have included detailed cleaning and disinfecting procedures, strict processes around masking, social distancing and personal hygiene, clear communication with our employees, contractors, vendors and visitors about our safety protocols, comprehensive guidance for response to any COVID-19 diagnoses or exposures in our operations, and a directive that employees work from home if feasible. In light of adjustments to federal, state and local health and safety restrictions, we began a phased-in approach to return some of our employees who have been working from home back to their work locations. We remain vigilant about employee safety and will continue to monitor developments, including but not limited to the spread of disease variants and their impact on local health systems.

Business Outlook

The demand for sawlogs within our Timberlands segment is directly affected by domestic production of wood-based building products. The strength of the U.S. housing market, especially new residential construction, strongly affects demand in our Wood Products segment, as does repair and remodeling activity. Seasonal weather patterns impact the level of construction activity in the U.S., which in turn affects demand for our logs and wood products. In the third quarter of 2021, wet weather constrained some harvest operations for producers in the U.S. South. In the West, wildfire activity resulted in some harvest restrictions in the third quarter. Our Timberlands segment, specifically the Western region, is also affected by export demand and trade policy. Japanese housing starts are a key driver of export log demand in Japan. The demand for pulpwood from our Timberlands segment is directly affected by the production of pulp, paper and OSB as well as the demand for biofuels, such as pellets made from pulpwood. The Timberlands segment is also influenced by the availability of harvestable timber. In general, Western log markets are highly tensioned while Southern log markets have more available supply. However, additional mill capacity being added in the U.S. South has led to some tightening of markets in certain geographies.

On a seasonally adjusted annual basis, as reported by the U.S. Census Bureau, housing starts for third quarter 2021 averaged 1.57 million units, a 1 percent decline from second quarter 2021. Single family starts averaged 1.1 million units, a 1 percent decline from second quarter 2021 but a 5 percent improvement over third quarter 2020. Multi-family starts averaged 475 thousand units in third quarter 2021, which was 1 percent lower than second quarter 2021 but 19 percent higher than third quarter 2020. Sales of newly built, single family homes averaged a seasonally adjusted annual rate of 738 thousand units for third quarter 2021, in line with the previous quarter’s sales and a 24 percent decline from third quarter 2020. After weakening during the summer months, sales in September strengthened to a seasonally adjusted annual rate of 800 thousand units.

Repair and remodeling expenditures declined by 3.5 percent from second quarter to third quarter 2021 according to the Census Bureau Advance Retail Spending report. A decrease in do-it-yourself activity contributed to lower sales at home improvement centers offset in part by a transition to larger projects undertaken by professional contractors.

In U.S. wood product markets, demand slowed during most of third quarter 2021 as dealers kept a watchful eye on inventory levels and continued to work through existing inventories. In turn, third quarter 2021 prices for lumber continued a sharp decline from record high prices reported in the second quarter, and OSB prices fell during the quarter as well. By the end of the quarter, prices for both lumber and OSB had bottomed and were increasing to levels more in line with historical demand and supply factors. The Random Lengths Framing Lumber Composite price averaged $493/MBF and the OSB Composite averaged $780/MSF in third quarter 2021.

In Western log markets, Douglas fir sawlog prices slightly increased by 1 percent in third quarter 2021 compared with second quarter 2021 as reported by RISI Log Lines. The strength in Western log prices was supported by multiple factors including continued demand in export markets. In the South, sawlog prices increased by 3 percent from second quarter 2021 and 17 percent from third quarter 2020 as reported by TimberMart-South. While weather events contributed to some of this increase, transportation constraints and additional mill demand also contributed to more tensioned log markets.

Exchange rates, available supply from other countries and trade policy affect our export businesses. During third quarter 2021, continued disruptions in global shipping, diversion of European log and lumber supply to other markets, and bans on Australian log imports to China generally had a positive impact on China’s demand for logs imported from the U.S. In Japan, total housing starts increased 4.7 percent year to date through August compared to the same period in 2020, while the key Post and Beam segment saw an 8.5 percent increase. Decreased lumber imports from Europe to Japan have continued to be favorable to our Japanese log export business.

Governments and businesses across the globe are taking action on climate change and are making significant commitments towards reducing greenhouse gas emissions to net zero. Achieving these commitments will require governments and companies to take major steps to modify operations, invest in low-carbon activities and purchase offsets to reduce environmental impacts. We believe we are uniquely positioned to help entities achieve these commitments through natural climate solutions, including forest carbon sequestration and carbon capture and storage activities.

CONSOLIDATED RESULTS

How We Did Third Quarter 2021 and Year-to-Date 2021

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	SEPTEMBER 2021	SEPTEMBER 2020	2021 VS. 2020	SEPTEMBER 2021	SEPTEMBER 2020	2021 VS. 2020
Net sales	$2,345	$2,110	$235	$7,995	$5,469	$2,526
Costs of sales	$1,589	$1,390	$199	$4,602	$4,055	$547
Operating income	$649	$510	$139	$3,034	$993	$2,041
Net earnings	$482	$283	$199	$2,191	$505	$1,686
Earnings per share, basic and diluted	$0.64	$0.38	$0.26	$2.92	$0.68	$2.24

Comparing Third Quarter 2021 with Third Quarter 2020

Net sales

Net sales increased $235 million – 11 percent – primarily due to a $157 million increase in Wood Products sales to unaffiliated customers attributable to increased sales realizations across most product lines, as well as a $78 million increase in Timberlands sales to unaffiliated customers attributable to increased sales realizations in the Western and Southern regions.

Costs of sales

Costs of sales increased $199 million – 14 percent – primarily due to increased freight costs and increased sales volumes for structural lumber within our Wood Products segment and increased sales volumes within our Timberlands segment, partially offset by decreased real estate acres sold in our Real Estate & ENR segment.

Operating income

Operating income increased $139 million – 27 percent – primarily due to an $80 million timber casualty loss recorded in third quarter 2020 related to the Oregon wildfires, as well as a $36 million increase in consolidated gross margin (see discussion of components above).

Net earnings

Net earnings increased $199 million – 70 percent – primarily due to the $139 million increase in operating income discussed above, as well as a $32 million decrease in interest expense and a $25 million decrease in income tax expense (refer to Income Taxes and Interest Expense).

Comparing Year-to-Date 2021 with Year-to-Date 2020

Net sales

Net sales increased $2,526 million – 46 percent – primarily due to a $2,365 million increase in Wood Products sales to unaffiliated customers attributable to increased sales realizations across all product lines.

Costs of sales

Costs of sales increased $547 million – 13 percent – primarily due increased freight costs and increased sales volumes within our Wood Products segment, as well as increased freight costs and third-party log purchases within our Timberlands segment, partially offset by decreased real estate acres sold in our Real Estate & ENR segment.

Operating income

Operating income increased $2,041 million – 206 percent – primarily due to a $1,979 million increase in consolidated gross margin (see discussion of components above), as well as an $80 million timber casualty loss recorded in third quarter 2020 related to the Oregon wildfires.

Net earnings

Net earnings increased $1,686 million – 334 percent – primarily due to the $2,041 million increase in operating income discussed above.

The increase was partially offset by a $431 million increase in income tax expense (refer to Incomes Taxes).

TIMBERLANDS

How We Did Third Quarter 2021 and Year-to-Date 2021

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2021	SEPTEMBER 2020	2021 VS. 2020	SEPTEMBER 2021	SEPTEMBER 2020	2021 VS. 2020
Net sales to unaffiliated customers:
Delivered logs:
West	$226	$163	$63	$649	$519	$130
South	153	141	12	429	436	(7)
North	13	13	—	38	37	1
Subtotal delivered logs sales	392	317	75	1,116	992	124
Stumpage and pay-as-cut timber	9	5	4	22	15	7
Recreational and other lease revenue	16	16	—	48	47	1
Other(1)	6	7	(1)	21	31	(10)
Subtotal net sales to unaffiliated customers	423	345	78	1,207	1,085	122
Intersegment sales	129	107	22	399	350	49
Total sales	$552	$452	$100	$1,606	$1,435	$171
Costs of sales	$428	$358	$70	$1,218	$1,116	$102
Operating income (loss) and Net contribution (charge) to earnings	$133	$(11)	$144	$354	$169	$185
(1)	Other Timberlands sales include sales of seeds and seedlings from our nursery operations as well as wood chips.

Comparing Third Quarter 2021 with Third Quarter 2020

Net sales to unaffiliated customers

Net sales to unaffiliated customers increased $78 million – 23 percent – primarily due to a $63 million increase in Western log sales attributable to a 34 percent increase in sales realizations and a 4 percent increase in sales volumes, as well as a $12 million increase in Southern log sales attributable to a 6 percent increase in sales realizations and a 3 percent increase in sales volumes.

Intersegment sales

Intersegment sales increased $22 million – 21 percent – primarily due to a 14 percent increase in sales realizations, as well as a 6 percent increase in sales volumes.

Costs of sales

Costs of sales increased $70 million – 20 percent – primarily due to increased sales volumes, as discussed above, as well as increased freight costs and third-party log purchases.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings increased $144 million primarily due to an $80 million timber casualty loss recorded in third quarter 2020 related to the Oregon wildfires, a $32 million gain on the sale of timberlands in the North Cascades region of Washington recorded in third quarter 2021 and the change in the components of gross margin discussed above.

Comparing Year-to-Date 2021 with Year-to-Date 2020

Net sales to unaffiliated customers

Net sales to unaffiliated customers increased $122 million – 11 percent – primarily due to a $130 million increase in Western log sales attributable to a 30 percent increase in sales realizations. The increase was partially offset by a $10 million decrease in other product sales.

Intersegment sales

Intersegment sales increased $49 million – 14 percent – primarily due to a 14 percent increase in sales realizations.

Costs of sales

Costs of sales increased $102 million – 9 percent – primarily due to increased freight costs and third-party log purchases, partially offset by decreased fee harvest volumes.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings increased $185 million – 109 percent – primarily due to an $80 million timber casualty loss recorded in third quarter 2020 related to the Oregon wildfires, the change in the components of gross margin discussed above and a $32 million gain on the sale of timberlands in the North Cascades region of Washington recorded in third quarter 2021.

Third-Party Log Sales Volumes and Fee Harvest Volumes

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	SEPTEMBER 2021	SEPTEMBER 2020	2021 VS. 2020	SEPTEMBER 2021	SEPTEMBER 2020	2021 VS. 2020
Third-party log sales – tons:
West(1)	1,555	1,489	66	4,702	4,887	(185)
South	4,304	4,185	119	12,236	12,857	(621)
North	195	234	(39)	571	631	(60)
Total	6,054	5,908	146	17,509	18,375	(866)
Fee harvest volumes – tons:
West(1)	1,930	1,911	19	6,130	6,457	(327)
South	5,912	5,596	316	17,144	17,640	(496)
North	264	321	(57)	800	901	(101)
Total	8,106	7,828	278	24,074	24,998	(924)
(1)	Western logs are primarily transacted in thousand board feet (MBF) but are converted to ton equivalents for external reporting purposes.

REAL ESTATE, ENERGY AND NATURAL RESOURCES

How We Did Third Quarter 2021 and Year-to-Date 2021

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2021	SEPTEMBER 2020	2021 VS. 2020	SEPTEMBER 2021	SEPTEMBER 2020	2021 VS. 2020
Net sales:
Real estate	$45	$49	$(4)	$212	$192	$20
Energy and natural resources	24	20	4	73	54	19
Total	$69	$69	$—	$285	$246	$39
Costs of sales	$18	$46	$(28)	$93	$156	$(63)
Operating income and Net contribution to earnings	$45	$17	$28	$174	$72	$102

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

Comparing Third Quarter 2021 with Third Quarter 2020

Net sales

Net sales remained consistent due to a $4 million decrease in real estate sales attributable to a decrease in real estate acres sold, partially offset by an increase in the average price per real estate acre sold. The decrease was offset by an equal increase in energy and natural resources sales of $4 million.

Costs of sales

Costs of sales decreased $28 million – 61 percent – primarily due to decreased real estate acres sold.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings increased $28 million – 165 percent – primarily due to the change in the components of gross margin, as discussed above.

Comparing Year-to-Date 2021 with Year-to-Date 2020

Net sales

Net sales increased $39 million – 16 percent – primarily due to an increase in the average price per real estate acre sold, as well as an increase in mitigation bank sales, higher natural gas prices and an increase in production volumes of natural gas and construction materials, partially offset by decreased real estate acres sold.

Costs of sales

Costs of sales decreased $63 million – 40 percent – primarily due to decreased real estate acres sold.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings increased $102 million – 142 percent – primarily due to the change in the components of gross margin, as discussed above.

REAL ESTATE SALES STATISTICS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
	SEPTEMBER 2021	SEPTEMBER 2020	2021 VS. 2020	SEPTEMBER 2021	SEPTEMBER 2020	2021 VS. 2020
Acres sold	11,037	34,917	(23,880)	48,907	111,228	(62,321)
Average price per acre	$4,005	$1,381	$2,624	$3,632	$1,662	$1,970

WOOD PRODUCTS

How We Did Third Quarter 2021 and Year-to-Date 2021

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2021	SEPTEMBER 2020	2021 VS. 2020	SEPTEMBER 2021	SEPTEMBER 2020	2021 VS. 2020
Net sales:
Structural lumber	$681	$819	$(138)	$3,020	$1,865	$1,155
Oriented strand board	470	290	180	1,513	659	854
Engineered solid section	183	135	48	491	373	118
Engineered I-joists	128	83	45	315	231	84
Softwood plywood	45	55	(10)	170	128	42
Medium density fiberboard	52	47	5	143	124	19
Complementary building products	211	183	28	595	505	90
Other products produced(1)	83	84	(1)	256	253	3
Total	$1,853	$1,696	$157	$6,503	$4,138	$2,365
Costs of sales	$1,270	$1,075	$195	$3,623	$3,112	$511
Operating income and Net contribution to earnings	$517	$566	$(49)	$2,695	$859	$1,836
(1)	Other products produced sales include wood chips, other byproducts and third-party residual log sales from our Canadian Forestlands operations.

Comparing Third Quarter 2021 with Third Quarter 2020

Net sales

Net sales increased $157 million – 9 percent – due to:

●	a $180 million increase in oriented strand board sales attributable to a 75 percent increase in sales realizations, partially offset by a 7 percent decrease in sales volumes;
●	a $48 million increase in engineered solid section sales attributable to a 45 percent increase in sales realizations, partially offset by a 6 percent decrease in sales volumes;
●	a $45 million increase in engineered I-joists sales attributable to a 59 percent increase in sales realizations, partially offset by a 4 percent decrease in sales volumes;
●	a $28 million increase in complementary building products sales attributable to increased sales realizations and
●	a $5 million increase in medium density fiberboard sales attributable to a 9 percent increase in sales realizations.

These increases were partially offset by a $138 million decrease in structural lumber sales due to a 23 percent decrease in sales realizations, partially offset by a 9 percent increase in sales volumes, as well as a $10 million decrease in softwood plywood sales.

Costs of sales

Costs of sales increased $195 million – 18 percent – primarily due to increased freight costs and increased sales volumes for structural lumber, partially offset by decreased sales volumes across most other products.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings decreased $49 million – 9 percent – primarily due to the change in the components of gross margin, as discussed above.

Comparing Year-to-Date 2021 with Year-to-Date 2020

Net sales

Net sales increased $2,365 million – 57 percent – primarily due to:

●	a $1,155 million increase in structural lumber sales attributable to a 60 percent increase in sales realizations, as well as a 1 percent increase in sales volumes;
●	an $854 million increase in oriented strand board sales attributable to a 151 percent increase in sales realizations, partially offset by a 9 percent decrease in sales volumes;
●	a $118 million increase in engineered solid section sales attributable to a 23 percent increase in sales realizations, as well as a 7 percent increase in sales volumes;
●	a $90 million increase in complementary building products sales attributable to increased sales realizations;
●	an $84 million increase in engineered I-joists sales attributable to a 28 percent increase in sales realizations, as well as a 6 percent increase in sales volumes;
●	a $42 million increase in softwood plywood sales attributable to a 75 percent increase in sales realizations, partially offset by a 24 percent decrease in sales volumes and
●	a $19 million increase in medium density fiberboard sales attributable to a 10 percent increase in sales volumes, as well as a 5 percent increase in sales realizations.

Costs of sales

Costs of sales increased $511 million – 16 percent – primarily due to increased freight costs and increased sales volumes for most products, as discussed above.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings increased $1,836 million – 214 percent – primarily due to the change in the components of gross margin, as discussed above.

Third-Party Sales Volumes

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS(1)	SEPTEMBER 2021	SEPTEMBER 2020	2021 VS. 2020	SEPTEMBER 2021	SEPTEMBER 2020	2021 VS. 2020
Structural lumber – board feet	1,320	1,216	104	3,717	3,663	54
Oriented strand board – square feet (3/8”)	681	736	(55)	2,058	2,253	(195)
Engineered solid section – cubic feet	5.9	6.3	(0.4)	18.7	17.4	1.3
Engineered I-joists – lineal feet	49	51	(2)	149	140	9
Softwood plywood – square feet (3/8”)	69	107	(38)	240	315	(75)
Medium density fiberboard – square feet (3/4”)	55	55	—	162	147	15
(1)	Sales volumes include sales of internally produced products and products purchased for resale primarily through our distribution business.

PRODUCTION AND OUTSIDE PURCHASE VOLUMES

Outside purchase volumes are primarily purchased for resale through our distribution business. Production volumes are produced for sale through our own sales organizations and through our distribution business. Production of oriented strand board and engineered solid section are also used to manufacture engineered I-joists.

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS	SEPTEMBER 2021	SEPTEMBER 2020	2021 VS. 2020	SEPTEMBER 2021	SEPTEMBER 2020	2021 VS. 2020
Structural lumber – board feet:
Production	1,222	1,170	52	3,667	3,487	180
Outside purchase	56	55	1	160	164	(4)
Total	1,278	1,225	53	3,827	3,651	176
Oriented strand board – square feet (3/8”):
Production	715	759	(44)	2,140	2,278	(138)
Outside purchase	62	77	(15)	201	228	(27)
Total	777	836	(59)	2,341	2,506	(165)
Engineered solid section – cubic feet:
Production	5.8	5.4	0.4	18.0	16.8	1.2
Outside purchase	0.2	0.2	—	0.7	0.4	0.3
Total	6.0	5.6	0.4	18.7	17.2	1.5
Engineered I-joists – lineal feet:
Production	49	43	6	144	128	16
Outside purchase	2	3	(1)	6	8	(2)
Total	51	46	5	150	136	14
Softwood plywood – square feet (3/8”):
Production	61	94	(33)	203	267	(64)
Outside purchase	12	17	(5)	38	47	(9)
Total	73	111	(38)	241	314	(73)
Medium density fiberboard – square feet (3/4"):
Production	55	57	(2)	163	148	15
Total	55	57	(2)	163	148	15

UNALLOCATED ITEMS

Unallocated items are gains or charges not related to, or allocated to, an individual operating segment. They include all or a portion of items such as share-based compensation, pension and post-employment costs, elimination of intersegment profit in inventory and LIFO, foreign exchange transaction gains and losses, interest income and other as well as legacy obligations.

Net Charge to Earnings – Unallocated Items

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2021	SEPTEMBER 2020	2021 VS. 2020	SEPTEMBER 2021	SEPTEMBER 2020	2021 VS. 2020
Unallocated corporate function and variable compensation expense	$(33)	$(36)	$3	$(94)	$(78)	$(16)
Liability classified share-based compensation	(1)	(5)	4	(2)	1	(3)
Foreign exchange gain (loss)	5	2	3	2	(3)	5
Elimination of intersegment profit in inventory and LIFO	12	(9)	21	(33)	(4)	(29)
Other	(29)	(14)	(15)	(62)	(23)	(39)
Operating loss	(46)	(62)	16	(189)	(107)	(82)
Non-operating pension and other post-employment benefit costs	(5)	(9)	4	(14)	(28)	14
Interest income and other	1	2	(1)	4	5	(1)
Net charge to earnings	$(50)	$(69)	$19	$(199)	$(130)	$(69)

Comparing Third Quarter 2021 with Third Quarter 2020

Net charge to earnings decreased $19 million – 28 percent – primarily due to a $21 million decrease in elimination of intersegment profit in inventory and LIFO.

Comparing Year-to-Date 2021 with Year-to-Date 2020

Net charge to earnings increased $69 million – 53 percent – primarily due to:

●	a $29 million increase in elimination of intersegment profit in inventory and LIFO;
●	a $16 million increase in unallocated corporate function and variable compensation expense and
●	a $12 million legal benefit recognized in first quarter 2020.

INTEREST EXPENSE

Our interest expense, net of capitalized interest, was:

●	$79 million for third quarter 2021 and $236 million year-to-date 2021;
●	$111 million for third quarter 2020 and $299 million year-to-date 2020.

Interest expense decreased by $32 million compared to third quarter 2020 and by $63 million compared to year-to-date 2020. The decreases were primarily due to $23 million and $34 million in charges related to the early extinguishment of debt recorded in third quarter and year-to-date 2020, respectively, with no similar activity in third quarter and year-to-date 2021, as well as a decrease in average outstanding debt in third quarter and year-to-date 2021.

Refer to Note 9: Long-Term Debt and Line of Credit for further information.

INCOME TAXES

Our provision for income taxes was:

●	an $84 million expense for third quarter 2021 and a $597 million expense year-to-date 2021;
●	a $109 million expense for third quarter 2020 and a $166 million expense year-to-date 2020.

Our provision for income taxes is primarily driven by earnings generated by our TRSs. Income tax expense increased by $431 million compared to year-to-date 2020 primarily due to an increase in our TRS earnings in 2021.

Refer to Note 16: Income Taxes for further information.

LIQUIDITY AND CAPITAL RESOURCES

We are committed to maintaining an appropriate capital structure that provides flexibility and enables us to protect the interests of our shareholders and meet our obligations to our lenders, while also maintaining access to all major financial markets. As of September 30, 2021, we had over $2.3 billion in cash and cash equivalents and $1.5 billion of availability on our line of credit, which expires in January 2025. We believe we have sufficient liquidity to meet our cash requirements for the foreseeable future.

CASH FROM OPERATIONS

Consolidated net cash from operations was:

●	$2,665 million for year-to-date 2021 and
●	$1,085 million for year-to-date 2020.

Net cash from operations increased $1,580 million, primarily due to:

●	increased cash inflows from our business operations and
●	decreased cash used for interest payments.

These changes were partially offset by a $448 million increase in cash paid for income taxes.

CASH FROM INVESTING ACTIVITIES

Consolidated net cash from investing activities was:

●	$(108) million for year-to-date 2021 and
●	$311 million for year-to-date 2020.

Net cash from investing activities decreased $419 million, primarily due to:

●	a $362 million decrease in proceeds received from variable interest entities and
●	a $149 million increase in cash paid for timberlands acquisitions.

These changes were partially offset by a $116 million increase in proceeds from the sale of timberlands.

Summary of Capital Spending by Business Segment

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2021	SEPTEMBER 2020
Timberlands	$76	$75
Wood Products	146	124
Unallocated Items	1	—
Total	$223	$199

We anticipate our capital expenditures for 2021 will be slightly below $460 million as a result of supply chain and contract labor constraints.

CASH FROM FINANCING ACTIVITIES

Consolidated net cash from financing activities was:

●	$(606) million for year-to-date 2021 and
●	$(695) million for year-to-date 2020.

Net cash from financing activities increased $89 million, primarily due to a $230 million decrease in net cash paid related to borrowings on our line of credit and a $37 million increase in cash received from exercise of stock options.

These changes were partially offset by:

●	a $128 million increase in cash paid for dividends;
●	a $26 million increase in cash used for repurchases of common shares and
●	a $21 million increase in net cash used for payments on long-term debt.

Line of Credit

We had no outstanding borrowings on our $1.5 billion five-year senior unsecured revolving credit facility as of September 30, 2021 or December 31, 2020. This credit facility expires in January 2025.

Refer to Note 9: Long-Term Debt and Line of Credit for further information.

Long-Term Debt

In October 2021, we repaid our $150 million 9.00 percent notes at maturity.

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

Refer to Note 9: Long-Term Debt and Line of Credit for further information.

Our revolving credit agreement utilizes the London Inter-bank Offered Rate (LIBOR) as a basis for one of the interest rate options available to the company to apply to outstanding borrowings. Publication of USD LIBOR is expected to cease between January 1, 2022 and July 1, 2023. We plan to transition our revolving credit facility to an alternate reference rate in 2022. We have included provisions in our revolving credit agreement that specifically contemplate the transition from LIBOR to a replacement benchmark rate.

Debt Covenants

As of September 30, 2021, Weyerhaeuser Company was in compliance with its debt covenants. There have been no significant changes to the debt covenants presented in our 2020 Annual Report on Form 10-K for our existing long-term debt instruments, and we expect to remain in compliance with our debt covenants for the foreseeable future.

Option Exercises

We received cash proceeds from the exercise of stock options of:

●	$46 million for year-to-date 2021 and
●	$9 million for year-to-date 2020.

Our average stock price was $35.41 and $24.67 for year-to-date 2021 and 2020, respectively.

Dividend Payments

We paid cash dividends on common shares of:

●	$382 million for year-to-date 2021 and
●	$254 million for year-to-date 2020.

On September 22, 2021, our board of directors declared an interim supplemental dividend of $0.50 per share that was paid on October 19, 2021. As a result, we recorded dividends payable of $375 million within “Accrued liabilities” on our Consolidated Balance Sheet as of September 30, 2021. In accordance with our dividend framework, we expect to pay a significant supplemental dividend based on our 2021 annual results to shareholders in first quarter 2022.

Share Repurchases

We repurchased over 780 thousand shares for approximately $26 million (including transaction fees) during third quarter 2021 under the 2019 Repurchase Program. We did not repurchase shares in 2020. There were no unsettled repurchases as of September 30, 2021 or December 31, 2020. Refer to Note 4: Net Earnings Per Share and Share Repurchases for further information.

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

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2021	SEPTEMBER 2020	2021 VS. 2020	SEPTEMBER 2021	SEPTEMBER 2020	2021 VS. 2020
Adjusted EBITDA by Segment:
Timberlands	$165	$130	$35	$517	$443	$74
Real Estate & ENR	60	60	—	247	218	29
Wood Products	565	615	(50)	2,840	997	1,843
	790	805	(15)	3,604	1,658	1,946
Unallocated Items	(44)	(60)	16	(184)	(114)	(70)
Adjusted EBITDA	$746	$745	$1	$3,420	$1,544	$1,876

We reconcile Adjusted EBITDA to net earnings for the consolidated company and to operating income (loss) for the business segments, as those are the most directly comparable U.S. GAAP measures for each.

The table below reconciles Adjusted EBITDA for the quarter ended September 30, 2021:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$482
Interest expense, net of capitalized interest					79
Income taxes					84
Net contribution (charge) to earnings	$133	$45	$517	$(50)	$645
Non-operating pension and other post-employment benefit costs	—	—	—	5	5
Interest income and other	—	—	—	(1)	(1)
Operating income (loss)	133	45	517	(46)	649
Depreciation, depletion and amortization	64	4	48	2	118
Basis of real estate sold	—	11	—	—	11
Special items included in operating income (loss)(1)	(32)	—	—	—	(32)
Adjusted EBITDA	$165	$60	$565	$(44)	$746
(1)	Operating income (loss) includes a pretax special item consisting of a $32 million gain on the sale of timberlands.

The table below reconciles Adjusted EBITDA for the quarter ended September 30, 2020:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$283
Interest expense, net of capitalized interest(1)					111
Income taxes					109
Net contribution (charge) to earnings	$(11)	$17	$566	$(69)	$503
Non-operating pension and other post-employment benefit costs	—	—	—	9	9
Interest income and other	—	—	—	(2)	(2)
Operating income (loss)	(11)	17	566	(62)	510
Depreciation, depletion and amortization	61	3	49	2	115
Basis of real estate sold	—	40	—	—	40
Special items included in operating income (loss)(2)	80	—	—	—	80
Adjusted EBITDA	$130	$60	$615	$(60)	$745
(1)	Interest expense, net of capitalized interest includes a pretax special item of $23 million related to a charge for the early extinguishment of debt.
(2)	Operating income (loss) includes a pretax special item consisting of an $80 million timber casualty loss.

The table below reconciles Adjusted EBITDA for the year-to-date period ended September 30, 2021:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$2,191
Interest expense, net of capitalized interest					236
Income taxes					597
Net contribution (charge) to earnings	$354	$174	$2,695	$(199)	$3,024
Non-operating pension and other post-employment benefit costs	—	—	—	14	14
Interest income and other	—	—	—	(4)	(4)
Operating income (loss)	354	174	2,695	(189)	3,034
Depreciation, depletion and amortization	195	11	145	5	356
Basis of real estate sold	—	62	—	—	62
Special items included in operating income (loss)(1)	(32)	—	—	—	(32)
Adjusted EBITDA	$517	$247	$2,840	$(184)	$3,420
(1)	Operating income (loss) includes a pretax special item consisting of a $32 million gain on the sale of timberlands.

The table below reconciles Adjusted EBITDA for the year-to-date period ended September 30, 2020:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$505
Interest expense, net of capitalized interest(1)					299
Income taxes					166
Net contribution (charge) to earnings	$169	$72	$859	$(130)	$970
Non-operating pension and other post-employment benefit costs	—	—	—	28	28
Interest income and other	—	—	—	(5)	(5)
Operating income (loss)	169	72	859	(107)	993
Depreciation, depletion and amortization	194	10	146	5	355
Basis of real estate sold	—	136	—	—	136
Special items included in operating income (loss)(2)	80	—	(8)	(12)	60
Adjusted EBITDA	$443	$218	$997	$(114)	$1,544
(1)	Interest expense, net of capitalized interest includes pretax special items of $34 million related to charges for the early extinguishment of debt.
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

Net Earnings Before Special Items

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2021	SEPTEMBER 2020	SEPTEMBER 2021	SEPTEMBER 2020
Net earnings	$482	$283	$2,191	$505
Early extinguishment of debt charges	—	23	—	34
Gain on sale of timberlands	(32)	—	(32)	—
Legal benefit	—	—	—	(12)
Product remediation recovery	—	—	—	(6)
Timber casualty loss	—	80	—	80
Net earnings before special items	$450	$386	$2,159	$601

Net Earnings per Diluted Share Before Special Items

	QUARTER ENDED		YEAR-TO-DATE ENDED
	SEPTEMBER 2021	SEPTEMBER 2020	SEPTEMBER 2021	SEPTEMBER 2020
Net earnings per diluted share	$0.64	$0.38	$2.92	$0.68
Early extinguishment of debt charges	—	0.03	—	0.05
Gain on sale of timberlands	(0.04)	—	(0.04)	—
Legal benefit	—	—	—	(0.02)
Product remediation recovery	—	—	—	(0.01)
Timber casualty loss	—	0.11	—	0.11
Net earnings per diluted share before special items	$0.60	$0.52	$2.88	$0.81

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

Summary of Long-Term Indebtedness Principal Obligations as of September 30, 2021

DOLLAR AMOUNTS IN MILLIONS	2021	2022	2023	2024	2025	THEREAFTER	TOTAL(1)	FAIR VALUE
Fixed-rate debt	$150	$—	$1,051	$—	$436	$3,638	$5,275	$6,467
Average interest rate	9.00%	—%	5.56%	—%	8.33%	5.94%	6.15%	N/A
(1)	Excludes $25 million of unamortized discounts, capitalized debt expense and business combination fair value adjustments.

Item 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The company’s principal executive officer and principal financial officer have concluded that the company’s disclosure controls and procedures were effective as of September 30, 2021, based on an evaluation of the company’s disclosure controls and procedures as of that date.

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

Item 1A. RISK FACTORS

The following supplements and updates the risk factors in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020. If any of the risks discussed below or in our Annual Report on Form 10-K occur, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected.

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

In March 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus (“COVID-19”) a global pandemic. In response, federal, state and local governments in the United States, as well as governments throughout the world, declared states of emergency and ordered preventative measures to contain and mitigate the spread of the virus. These measures, which have included shelter-in-place and similar mandates for individuals and closure or significant curtailment of many businesses, have caused significant economic disruption and uncertainty as well as disruption and volatility in global capital markets. As a result, there have been periodic adverse effects on the demand for our timber and wood products and disruptions to our supply chain and the manufacturing, distribution and export of our timber and wood products, all of which could worsen in the future. Any one or more of these consequences of COVID-19, as well as other unpredictable events, could materially adversely affect our business, results of operations, cash flows and financial condition. The COVID-19 outbreak continues to rapidly evolve, with periods of improvement followed by periods of higher infection rates in various geographical locations throughout the world. The extent to which COVID-19 may further affect our business, results of operations, cash flows and financial condition, as well as our plans and decisions relating to various capital expenditures, other discretionary items and capital allocation priorities, including the timing and amount of our dividends to shareholders, are therefore highly uncertain and will depend on future developments, which cannot be predicted with confidence. Such developments include, but are not limited to: the future rate of occurrence or further mutation of COVID-19 or the outbreak of another virulent disease; continuation of or changes in governmental responses to disease outbreak, including without limitation the impact of any future vaccine mandates and testing requirements and employee and company contractor responses to such mandates and requirements; the duration of disease outbreak and consequential restrictions and business disruptions; the effectiveness of responsive government actions to contain and manage the disease; and the timing and effectiveness of treatment and testing options, including the ongoing efficacy and availability of vaccines.

The impacts of the COVID-19 outbreak and related restrictions have led to significant periodic increases in national unemployment since the outset of the pandemic. An extended continuation or worsening of domestic unemployment may adversely affect demand for our products and thus negatively impact our business, results of operations, cash flows and financial condition. In addition, the impact of COVID-19 or other virulent disease may also trigger the occurrence, or exacerbate, other risks discussed herein, any one of which could have a material adverse effect on our business, results of operations, cash flows and financial condition. For more discussion on the current effects of COVID-19 on our business and operations, see our discussion under Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) – Economic and Market Conditions Affecting our Operations.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases of common stock made by the company during third quarter 2021:

COMMON SHARE REPURCHASES DURING THIRD QUARTER	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS
July 1 - July 31	—	$—	—	$440,016,723
August 1 - August 31	741,132	$33.81	741,132	$414,960,812
September 1 - September 30	39,096	$33.99	39,096	$1,000,000,000
Total	780,228	$33.82	780,228

On February 7, 2019, we announced that our board of directors had authorized a share repurchase program under which we were authorized to repurchase up to $500 million of outstanding shares (the 2019 Repurchase Program). During third quarter 2021, we repurchased 780,228 common shares for approximately $26 million (including transaction fees) under the 2019 Repurchase Program in open-market transactions. Transaction fees incurred for repurchases are not counted as use of funds authorized for repurchases under the 2019 Repurchase Program.

On September 22, 2021, we announced that our board had approved a new share repurchase program (the 2021 Repurchase Program) under which we are authorized to repurchase up to $1 billion of outstanding shares. Concurrently, the board terminated the remaining repurchase authorization under the 2019 Repurchase Program.

Item 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYERHAEUSER COMPANY
(Registrant)

Date: October 29, 2021	By:	/s/ David M. Wold
David M. Wold
Vice President and Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)