Form 10-K
period 2021-12-31
WEYERHAEUSER CO
filed 2022-02-18
CIK 106535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based on the closing sale price as of the last business day of the most recently completed second fiscal quarter ended on June 30, 2021, as reported on the New York Stock Exchange Composite Price Transactions, was approximately $25.7 billion.

As of February 7, 2022, 746,331 thousand shares of the registrant’s common stock ($1.25 par value) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Notice of the 2022 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held May 13, 2022, are incorporated by reference into Part III.

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K

OUR BUSINESS

Weyerhaeuser Company is one of the world's largest private owners of timberlands. We own or control 10.6 million acres of timberlands in the U.S. and manage an additional 14.1 million acres of timberlands under long-term licenses in Canada. We manage these timberlands on a sustainable basis in compliance with internationally recognized forestry standards. Our objective is to maximize the long-term value of timberlands we own. We analyze each timberland acre comprehensively to understand its highest-value use. We realize this value in many ways, most notably through growing and harvesting the trees, but also by selling properties when we can create incremental value. In addition, we focus on opportunities to realize value through lease and royalty agreements for the surface and subsurface rights that exist in our ownership.

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

Sustainability and citizenship are part of our core values. Our sustainably managed forests and our wood products play a critical role in mitigating climate change, and our carbon record shows that our net impact is significantly carbon negative. In addition to practicing sustainable forestry, we focus on increasing energy and resource efficiency, reducing greenhouse gas emissions, conserving natural resources and offering sustainable products that meet our customers' needs. We operate with world-class safety results, actively support the communities in which we operate and communicate transparently with our investors and other stakeholders. We are recognized for our leading performance in the areas of ethics, citizenship and gender equality.

This portion of our Annual Report on Form 10-K provides detailed information about who we are and what we do. Unless otherwise specified, current information reported in this Form 10-K is as of or for the fiscal year ended December 31, 2021. Throughout this Form 10-K, unless specified otherwise, references to “we,” “our,” “us” and “the company” refer to the consolidated company. We break out financial information such as revenues, earnings and assets by the business segments that comprise our company. We also discuss the geographic areas where we do business.

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

WHO WE ARE

We were incorporated as Weyerhaeuser Timber Company in the state of Washington in January 1900, when Frederick Weyerhaeuser and 15 partners bought 900 thousand acres of timberland. Today, we are working to be the world's premier timber, land and forest products company for our shareholders, customers and employees.

REAL ESTATE INVESTMENT TRUST (REIT)

Weyerhaeuser Company is a REIT and REIT income can be distributed to shareholders without first paying corporate level tax, substantially eliminating the double taxation on income. We also own substantial timberland assets through a subsidiary, Weyerhaeuser Timber Holdings, Inc., that we believe will qualify for taxation as a REIT under the Internal Revenue Code of 1986, as amended (IRC), for tax years beginning 2022. We expect to derive most of our REIT income from our timberlands, including gains from the sales of our standing timber and rent from recreational leases. We are required to pay federal corporate income taxes on earnings of our Taxable REIT Subsidiaries (TRSs), which include our Wood Products segment and a portion of our Timberlands and Real Estate, Energy and Natural Resources segments.

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 1

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

EFFECT OF MARKET CONDITIONS

The health of the U.S. housing market strongly affects the performance of all our business segments. Our Wood Products segment primarily sells into the new residential building and repair and remodel markets. Demand for sawlogs within our Timberlands segment is directly affected by domestic production of wood-based building products as well as export markets. Seasonal weather patterns impact the level of construction activity in the U.S., generally characterized by a reduction in activity during the winter months, which in turn affects the demand for our logs and wood products. Real Estate is affected by the health of the U.S. economy and local real estate market conditions, such as the level of supply or demand for properties sharing the same or similar characteristics as our timberlands. Energy and Natural Resources is affected by underlying demand for commodities, including natural gas and minerals.

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

ENVIRONMENTAL, SOCIAL AND GOVERNANCE (ESG) PRACTICES

Sustainability is one of the core values of our company, and we have spent decades building a solid foundation characterized by excellence in environmental stewardship, social responsibility and corporate governance. Maintaining a strong ESG foundation is a key component of our ability to drive long-term shareholder value, and these principles guide us in how we conduct our business every day.

ENVIRONMENTAL STEWARDSHIP

As a pioneer in sustainable forestry, we have environmental stewardship deeply rooted in our business and very much at the core of our company. To operate successfully, we need our forests to provide a sustainable supply of wood fiber now and long into the future. To ensure our forests remain healthy and valuable for decades to come, we protect and enhance the many additional benefits they provide, such as clean water, clean air, and critical areas for biodiversity. We also minimize our environmental footprint in our wood products manufacturing business, including reducing air emissions, minimizing waste and maximizing wood recovery. These actions are smart for our business, good for the environment and essential to how we run our operations sustainably.

PRACTICING SUSTAINABLE FORESTRY

As one of the world’s oldest and largest private timberland owners, we’ve been growing, harvesting and regrowing forests for more than a century. Our goal is to ensure a sustainable supply of wood for our customers, while protecting the other important benefits forests provide. We know forests can be managed on a sustainable basis indefinitely, and we have been proving it is possible for a very long time. We advocated for legislation in 1925 to encourage reforestation after harvest, which was an uncommon practice at the time. In 1937, we began research into sustainable yield forestry, which ensures harvesting does not diminish the forest’s ability to provide the same volume in the future. In 1938, we were one of the first companies to plant tree seedlings, and in 1941 we established the first certified tree farm in the U.S. We harvest, on average, only two percent of our forests each year, and 100 percent of our timberlands are reforested after harvesting. On average, we plant 130 to 150 million tree seedlings per year.

STORING CARBON

Our sustainably managed forests play a critical role in helping to mitigate climate change. As our millions of acres of forests grow, they absorb carbon dioxide from the atmosphere and store it in their trunks, limbs and roots, as well as in the soil. In 2020, our forests contained between 2.3

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 2

billion and 3.6 billion metric tons of carbon dioxide equivalent (mtCO2e). Approximately 1.0 billion mtCO2e was stored in our trees and roots, and an additional 1.3 billion to 2.6 billion mtCO2e was stored in soil and other biomass. After our trees are harvested, much of their carbon remains stored in the long-lived wood products made from them for the life of those products. After harvest, we plant millions more trees, which immediately begin absorbing more CO2 from the atmosphere, and the next round of wood products store more carbon yet again. Our managed forests also provide other climate benefits. They mature more quickly and are able to bank more carbon through faster, continuous rotations, all while maintaining the vast pool of carbon in the forest soil. And using wood for construction requires less energy and results in fewer greenhouse gas emissions compared with other building materials, such as steel and concrete.

OUR CARBON RECORD

We are dedicated to maintaining a leadership position within our sector in the area of climate-related disclosures. In 2021, we reached a significant milestone in publishing our inaugural carbon record. Our carbon record shows that our net impact is significantly carbon negative, meaning we remove substantially more carbon from the atmosphere than we emit each year. In 2020, our carbon removals totaled approximately 32 million mtCO2e. This was comprised of 10 million mtCO2e of direct carbon removals from our U.S. timberlands (the increase in above-ground carbon attributable to forest growth and management practices after we account for harvest and mortality) and an additional 22 million mtCO2e of scope 3 removals across our value chain (primarily carbon stored in our own long-lived wood products and products that our customers make from our logs). Our carbon emissions totaled 7 million mtCO2e in 2020, with just 1 million of that total being our direct and indirect emissions. These direct and indirect emissions are primarily attributable to electricity and fuel usage within our Wood Products mills, which speaks to the low carbon intensity of wood products manufacturing. The remaining 6 million mtCO2e are scope 3 emissions, primarily generated by customers who purchase our wood fiber and emissions associated with the products and services we buy. As companies across our value chain work to reduce their emissions, which many of them are already doing or have committed to do, we expect our scope 3 emissions to decrease over time. Additionally, in 2021 we set a science-based greenhouse gas reduction target that was approved by the Science Based Targets initiative at the most ambitious level in alignment with the Paris Agreement goal of limiting global warming to 1.5 degree Celsius. See further discussion in the “Improving Air Quality” section below.

PROTECTING BIODIVERSITY

The forests we manage host hundreds of native vertebrate species, including large mammals such as deer, elk, cougar, black bear and bobcat, as well as a tremendous diversity of birds, reptiles, amphibians, insects, native fish and other aquatic species. Many of these species prefer different forest age classes and forest structures, or other habitat features on the landscape, such as riparian areas. Since our timberlands contain a matrix of forest stand ages, along with other special areas we protect around streams and wetlands, these forests support a high level of native biodiversity. To preserve and protect this balance, we regularly conduct biodiversity assessments across our forests as part of our ongoing stewardship and forest management operations. These assessments include analyzing species occurrence data and assessing the presence of threatened, endangered, critically imperiled, imperiled and other regionally significant species. Conducting biodiversity assessments across our land base gives us necessary insights to help design and implement best practices for habitat conservation and species protection throughout the course of our forest management activities. These practices include leaving buffers along riparian areas, surveying sites for species occurrences prior to harvesting and thinning activities, managing for specific habitat using prescribed burns or thinning harvests, or refraining from harvesting during certain sensitive times.

IMPROVING CONSERVATION OUTCOMES

Ensuring our forests provide habitat features that support at-risk, sensitive or threatened and endangered species is a core component of our environmental stewardship. We pursue a number of programs to create and preserve critical habitat, including partnering on conservation easements and agreements, formal Habitat Conservation Plans (HCPs) with the U.S. federal government and mitigation banking. Conservation easements and other local agreements can assure sustainable forest practices and the long-term stewardship and protection of wildlife habitat, biodiversity and recreational access. These partnerships can be made with a variety of groups and organizations, and they allow natural resource management to continue, which helps protect the economic benefits of a working forest. HCPs are administered under the federal Endangered Species Act and help provide more specific guidance on the protection and enhancement of habitats for threatened and endangered species. We currently participate in HCPs and other conservation agreements in Alabama, Arkansas, Florida, Georgia, Louisiana, Maine, Mississippi, New Hampshire, North Carolina, Oklahoma, Oregon, South Carolina, Vermont and Washington. Authorized through the U.S. Clean Water Act, mitigation banking allows us to set aside certain areas of our timberlands to preserve, enhance or restore a wetland, stream or habitat area to make up for development by another entity in a similar nearby ecosystem. Mitigation banks are regulated and approved by the U.S. Army Corps of Engineers and a consortium of federal, state and local agencies. We currently operate 16 mitigation banks and projects, primarily in the U.S. South. Several other projects are in various stages of evaluation and development. Overall, we currently have more than 3.6 million acres invested in these various conservation programs in our Northern, Southern and Western Timberlands, and we are always looking for new opportunities and partnerships to expand our impact.

CONTRIBUTING TO CLEAN WATER

Our forests are critical for providing clean water to communities in our watersheds. The trees, plants and soil absorb rain and snowmelt, allowing our forests to capture and slowly release clean water into the many streams, rivers and groundwater systems on our lands. Our sustainable forestry practices help us maintain our forests' ability to capture and filter water, ensuring our harvesting methods safeguard water quality for people, fish and countless other organisms. Because our forests rely on rainwater to grow, our company’s measurable impact on water use is

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 3

limited to our Wood Products manufacturing sites and offices, where water is either recycled or treated on-site, evaporated while products are drying or delivered to a local, publicly-owned treatment facility.

MAKING BETTER ENERGY CHOICES

On average, we meet more than 70 percent of our energy needs in our manufacturing facilities from renewable biomass by using what would otherwise be wood waste from mill residuals to create our own energy. This approach allows us to reduce our reliance on nonrenewable fossil fuels and purchased electricity. We also reduce energy use in our manufacturing facilities by evaluating and implementing efficiency gains, such as utilizing more efficient manufacturing equipment and processes. Between 2016 and 2020, we improved our overall energy efficiency by 3 percent. In the first half of 2021, we launched an energy strategy team to focus on increasing energy efficiency at our manufacturing facilities. The team is benchmarking energy efficiency across all manufacturing facilities to identify opportunities for improvement and will implement best practices to further our progress. Beyond reducing our own energy consumption, we also offer other energy solutions. Our timberlands provide an important land base for renewable energy production, such as wind and solar power. We also supply other mills, companies and utilities with woody biomass to be used to produce renewable, carbon-neutral energy.

IMPROVING AIR QUALITY

Between 2000 and 2020, we reduced our total greenhouse gas emissions by 57 percent. We achieved these reductions primarily by consolidating operations to higher-efficiency mills, replacing fossil fuels with carbon-neutral biomass fuels, and reducing fertilizer use in our timberlands. We expect to maintain these gains and further decrease our emissions with the continued installation of new, more efficient equipment and by investing in capital projects that decrease our need for fossil fuels and other greenhouse gas-emitting sources. In 2021, we set and submitted a science-based greenhouse gas reduction target to the Science Based Targets initiative at the most ambitious level in alignment with the Paris Agreement goal of limiting global warming to 1.5 degree Celsius. With this very important milestone, we’re excited to join a select group of climate leaders who are on a path to net zero emissions. Our approved target includes a commitment to reduce our scope 1 and 2 emissions by 42 percent overall, and our scope 3 emissions by 25 percent per ton of production, both by 2030. We expect to achieve these targets primarily through energy efficiency projects, increased renewable energy usage and supplier engagement.

MINIMIZING WASTE

On average, 95 percent of each log that enters our mills is turned into a useful product. The primary products we produce are solid lumber, wood panels and engineered wood products. Wood shavings, sawdust, chips and bark are sold or delivered to downstream customers who make other useful and essential products for society. Toilet paper, diapers, paper, cartons, boxes, bags, landscaping mulch and wood pellets are just a few of the countless products made from our wood fiber and forest and mill by-products. We are always looking for ways to reduce the amount of waste we generate, including finding responsible methods for reuse and recycling. On average, we reuse, recycle or repurpose 99 percent of potential waste in our operations. That is equal to approximately 12 billion pounds of material each year that otherwise would have found its way to a landfill.

VERIFYING WITH CERTIFICATION

To prove our forest management and wood fiber procurement practices are sustainable, we participate in independent certification programs for forest management, fiber sourcing and chain of custody. Our entire timberland portfolio is certified to the Sustainable Forestry Initiative® (SFI)® Forest Management Standard. That compares with only 11 percent of the world's forests that are certified today (the vast majority of these certified forests are in the Northern Hemisphere). Internationally recognized forest certification standards, such as SFI, Programme for the Endorsement of Forest Certification (PEFCTM), the American Tree Farm System® (ATFS), and the Forest Stewardship Council®, provide customers and stakeholders with an objective, third-party determination of whether companies are implementing sustainable forestry practices and making products that come from legal and well-managed sources. We are vocal supporters of the importance of these standards and the use of independent, third-party audits to verify compliance and promote sustainable forestry around the world. At Weyerhaeuser, we choose to certify our timberlands and operations to SFI’s standards because they are strong, science-based standards that have effectively pushed forestry in a more sustainable direction. These standards are designed specifically for operations in North America, and we value SFI’s collaborative approach, especially around logger training and the requirement to invest in and apply research back into our operations. In addition to our forests, we certify all of our manufacturing facilities to the SFI Fiber Sourcing Standard, and select sites are certified to the SFI and PEFC Chain of Custody standards.

SOCIAL RESPONSIBILITY

Throughout our long history, social responsibility has been an integral part of how we do business. Our company needs diverse, talented workers to grow, innovate and thrive with us for decades to come. Because we depend so much on our people, we have a responsibility to do everything we can to create a safe, inclusive work environment where employees are proud to spend their entire careers. We also need strong communities around us, filled with people who trust and support our work.

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 4

OUR PEOPLE BY THE NUMBERS

As of December 31, 2021, we employed 9,214 employees, including 7,864 in the United States, 1,338 in Canada, and 12 in Japan. Of these employees, 2,337 are members of unions covered by multi-year collective-bargaining agreements.

Our employees by business segment were as follows:

SEGMENT	NUMBER OF EMPLOYEES
Timberlands	1,277
Real Estate & ENR	68
Wood Products	7,082
Corporate	787
Total	9,214

SAFETY

Safety is a core value at Weyerhaeuser, which means safety comes first in everything we do. We are deeply committed to eliminating serious and fatal injuries, and to ultimately achieving an injury-free workplace. Our industry-leading safety results are driven by:

•	caring leadership with a safety-focused “tone at the top”;
•	robust safety policies and practices;
•	engaged employees with regular safety training and education and
•	a strong company-wide focus on identifying and reducing hazards and risks.

We regularly review safety incidents, risk-identification reports and “near-miss” incidents and apply key learnings across our organization. Our efforts have resulted in a significant and sustained reduction in the number and severity of recordable injuries. This includes a drop in our Recordable Incident Rate, which is the number of Occupational Safety and Health Administration-defined recordable injuries and illnesses that occur per 100 workers working in one year, from 10 in 1990 to 1.76 in 2021.

In early 2020, our focus on workplace safety enabled us to quickly implement additional protocols to safeguard the health of our employees and preserve business continuity at the outset of the COVID-19 pandemic, and this focus has continued to guide our policies and practices through the present time.

PEOPLE DEVELOPMENT

Developing people is a core component of our sustainable business model, and we focus a great deal of energy and resources on training, coaching and career planning. We also connect key human capital management priorities, such as succession planning, leadership development and critical role placement, with our executive compensation programs by including these and related priorities in our senior executives’ annual cash bonus plan goals. To support our people development objectives we:

•	partner with our employees on individual development plans and provide a wide range of individual development tools;
•	annually enroll hundreds of our front-line, mid-level and executive leaders (future and current) in development programs;
•	engage in rigorous internal talent assessment and succession planning; and
•	monitor and regularly review our strategies and action plans to address any workforce gaps in our organization, including gender, race and other underrepresented groups.

We also believe in the 70-20-10 approach to professional growth. This model acknowledges that at least 70 percent of development occurs on the job through direct experience and skill building. Another 20 percent comes from focused relationship building and exposure to projects, processes and perspectives outside one’s normal expertise. The final 10 percent is focused on targeted training courses and development programs that help our employees achieve their own specific career goals. In 2021, our employees logged 30,736 hours of training in our online learning management system, which tracks both virtual and classroom courses delivered. In addition, we offer three classroom-based leadership development programs that focus on helping current and future leaders build these skills. We typically enroll hundreds of leaders in these in-person programs each year. However, in 2021, due to ongoing COVID-related health and safety restrictions, we delivered our programs in virtual formats where viable. In addition, we expanded our online training offerings, which are accessible to all employees to take in support of their career development, and we offered a variety of virtually facilitated trainings on a wide range of topics to multiple teams.

DIVERSITY, EQUITY AND INCLUSION

Inclusion is a core value at Weyerhaeuser. Our senior management team and board of directors regularly review our diversity, equity and inclusion strategy and goals, which are focused on creating an inclusive environment, ensuring our policies and practices are equitable, and improving representation where we have gaps. To achieve this, we are focused on seven key areas: leadership and accountability, equitable practices and policies, recruiting and hiring, training and development, communication and culture, affinity and connection, and community outreach. Our Inclusion Council helps us set annual goals for improvement in each category, and we share our progress internally and externally. This Council comprises 20 diverse employees from across our company who provide insights and recommendations to our senior

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 5

management team, and they are actively engaged in helping us build an inclusive culture at all levels of the company. Our practices for achieving and maintaining a diverse, equitable and inclusive workplace include:

•	“no tolerance” policies regarding discrimination and harassment of employees, suppliers, customers and visitors;
•	recurrent reviews of pay equity;
•	paid parental leave for all employees;
•	masked names on resumes and diverse hiring teams;
•	mandatory training on unconscious bias and harassment prevention;
•	employee-led resource groups;
•	ongoing company-wide communication on the importance of inclusion and
•	regular company-wide surveys and other means of anonymously collecting candid feedback to assist us in evaluating our inclusive culture and addressing any identified gaps.

In response to feedback surveys conducted for 2021, 89 percent of our salaried employees agreed their work environment is inclusive. Excluding temporary hires, in 2021, 47 percent of the company’s new U.S. hires met the company’s criteria for diversity, which includes race/ethnicity, gender and veteran status. We publish our Employment Information Report (EEO-1) summary data in the sustainability section of our website.

We will continue to closely monitor evolving best practices and will make adjustments to our approach as we think necessary and appropriate.

COMPANY CULTURE

We consider our strong company culture to be a competitive advantage. We are intentional in our efforts to preserve the key positives of our workplace environment, as well as continuously improve and evolve our culture. At the heart of our culture is an unwavering commitment to our core values — safety, integrity, citizenship, sustainability and inclusion. These values are cited often by our employees and are visible throughout our organization. We also embrace five key behaviors that shape our culture and guide how we work together — urgency, accountability, courage, simplicity and innovation. To assess the health of our culture, we conduct regular company-wide surveys to collect candid feedback from employees and assess overall engagement. In 2021, we did not conduct a full engagement survey, but we did conduct three targeted surveys of 2,597 salaried employees and our response rate was 78 percent. Our overall engagement favorability score from this group was 92 percent and our average favorability score on questions about the strength of our values was 93 percent. Another indicator we monitor to assess the strength of our company culture is voluntary turnover, which was 12 percent in 2021.

COMPETITIVE PAY & BENEFITS

We offer competitive compensation and benefits packages based on experience, knowledge and skill level that are designed to attract and retain talented employees and reward superior performance. Some of our benefits include paid parental leave for all employees, company match for retirement plans, comprehensive medical and dental coverage and paid time off.

SUPPORTING OUR COMMUNITIES

We operate in rural communities across North America, and we are proud to invest our time and money to help ensure they are thriving places to live and work. In 2021, we provided $5.9 million in charitable grants, in-kind donations and sponsorships in our communities, and our employees volunteered over 13,200 hours of their time to causes they care about. Through our company-wide employee giving platform, we provide an easy way for all employees to donate to charities using payroll deduction, and we offer company match programs for both employee donations and volunteerism hours.

PROMOTING ENVIRONMENTAL EDUCATION

Drawing on more than a century of experience in sustainable forestry, we share our story and expertise through tours of our forests and facilities across North America, and we also operate two centers that are open to the public and provide a range of experiential opportunities to learn about forestry, ecology and environmental issues. In Washington, our Mount St. Helens Forest Learning Center is full of exhibits that tell the story of Mount St. Helens and the return of the forest through interactive, hands-on activities and visual displays. In North Carolina, our Cool Springs Environmental Education Center offers a 1,700-acre working forest and outdoor classroom for visitors to explore forestry working in harmony with wildlife habitat, air quality, water quality and recreational activities.

STRONG GOVERNANCE

Our corporate governance practices and policies promote the long-term interests of our shareholders, strengthen the accountability of our board of directors and management and help build public trust in our company. Our governance framework is built on a foundation of written policies and guidelines that align with the principles set out in the corporate governance framework established by the Investor Stewardship Group, or ISG, for U.S.-listed companies. We modify and enhance our policies and guidelines on a continuous basis to reflect best practices and feedback from our shareholders.

BOARD COMPOSITION AND INDEPENDENCE

Our corporate governance guidelines and the listing requirements of the New York Stock Exchange require that a majority of the board be comprised of independent directors. Our current board composition far exceeds this requirement, as eight of our nine directors are independent, with the one exception being our chief executive officer. Four of our board members are women, including one woman of color, and we have

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 6

appointed seven new directors to our board since 2015. Our board has chosen to separate the positions of board chair and chief executive officer, which strengthens the board’s independent oversight of the company’s performance and governance standards. All of our directors stand for election annually, and we have a majority voting standard in uncontested elections. The board has regular executive sessions of independent directors, and the Audit, Compensation, and Governance and Corporate Responsibility Committees are all composed solely of independent directors.

EXECUTIVE COMPENSATION

Our compensation program is designed to reflect a strong pay-for-performance alignment that will result in superior financial results and create long-term value for shareholders. The Compensation Committee completes a risk assessment of the company’s compensation program on an annual basis and also reviews the program and considers feedback from shareholders to ensure that compensation is appropriately linked to performance against company strategy and is aligned with the interests of our shareholders. Some of our leading compensation practices include “double trigger” accelerated vesting of our long-term incentive equity awards upon a change in control, a “clawback” policy for recovery of incentive compensation in the event of a restatement of the financial or operating results of the company or one of our business segments, no executive perquisites other than limited relocation-related benefits and security services (when necessary), significant weighting of pay tied to performance-based compensation, significant portion of compensation in the form of equity awards with multi-year vesting, and balanced focus on both long-term strategic and financial objectives and shorter-term business objectives.

SHARE OWNERSHIP REQUIREMENTS

We have share ownership requirements for our executive officers and directors that require each of them to hold a multiple of his or her base salary (or cash compensation) in shares of Weyerhaeuser stock. The minimum holding requirement is 6x base salary for our chief executive officer, 2x base salary for our senior vice presidents, and 5x annual cash retainer for our non-employee directors. Until the required ownership levels are achieved, executives must retain 75 percent of the net profit shares acquired when restricted stock units (RSUs) and performance share units (PSUs) vest. Net profit shares are shares remaining after payment of taxes upon vesting. A director may sell shares issuable upon vesting of RSUs only for purposes of paying the taxes due upon vesting but must otherwise hold 100 percent of the net shares granted to him or her until the ownership requirement has been satisfied. Our Compensation Committee monitors and confirms that our directors and officers are in compliance with these requirements. Additionally, we have an anti-hedging and trading policy which prohibits our directors, executive officers, and employees who report directly to our executive officers from hedging their ownership of the company’s stock. The policy also prohibits directors and executive officers from pledging company stock, engaging in any short sales of company stock or trading company stock on margin.

CODE OF ETHICS

Integrity is a core value at Weyerhaeuser. We have a strong culture of ethics and integrity at every level of our company. Since our founding in 1900, we have consistently been recognized for our ethical business practices, compliance and high standards. In 2021, we were named for the 12th time as one of the World’s Most Ethical Companies® by Ethisphere Institute, a global leader in defining and advancing the standards of ethical business practices. Our Code of Ethics applies to all employees and members of our board, and it is an expression of our commitment and shared responsibility to conduct our business affairs ethically with stakeholders, including employees, communities, customers, suppliers, contractors and shareholders. Our employees also participate in regular compliance and ethics training, role-model and promote ethical behavior, and are instructed on how to communicate concerns of unethical behavior.

SHAREHOLDER ENGAGEMENT

We believe that maintaining regular and active dialogue with our shareholders is important for effective corporate governance as well as to our commitment to deliver sustainable, long-term value to our shareholders. We engage with our shareholders on a variety of topics throughout the year to ensure we are addressing questions and concerns, to seek input and to provide perspective on our policies and practices. Shareholder feedback is regularly reviewed and considered by the board and its committees and is reflected in adjustments and enhancements to our policies and practices. We remain committed to investing time with our shareholders to maintain transparency and to better understand their views on key issues.

SHAREHOLDER RIGHTS

In 2004, our board of directors adopted a shareholder rights plan policy that provides that the board must obtain shareholder approval prior to adopting any shareholder rights plan. However, the board may act on its own to adopt a shareholder rights plan if a majority of the independent directors, exercising their fiduciary duties under Washington law, determine that such submission to shareholders would not be in the best interests of shareholders under the circumstances. We amended our Bylaws in 2018 to adopt provisions implementing proxy access. Proxy access allows eligible shareholders to nominate candidates to the board of directors who are included in the company’s proxy statement and ballot. In adopting proxy access, the board considered feedback from our shareholders that we received during our shareholder engagement discussions. This process for inclusion of shareholder nominees in the proxy statement is in addition to previously existing Bylaw provisions that allow shareholders to nominate directors to the board without access to the company’s proxy statement. Additionally, our Bylaws provide that special meetings of our shareholders may be called by shareholders representing at least 25 percent of the company’s outstanding shares if

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 7

certain notice and other procedural requirements are followed and if the board determines that the matters of business to be brought before the meeting are appropriate for shareholder action under applicable law.

DISCIPLINED RISK MANAGEMENT

Making the right decisions for our business requires understanding risk. We use disciplined processes to manage our environmental, safety, social and public-policy risks so our leaders and employees can make safe and informed decisions. Our annual enterprise risk assessment evaluates the likelihood of various risks and determines the potential magnitude of impact to our company. The analysis is conducted under the guidance of our chief compliance officer, with assistance from other members of the management team, and is reviewed by our board of directors. We conduct internal audits regularly to ensure compliance with environmental, safety, financial, disclosure and other regulations; voluntary standards; and our own company policies. When noncompliance issues are identified, we develop, implement and track corrective action plans to ensure timely resolution. An independent public accounting firm audits our accounting processes, financial reporting and internal controls on an ongoing basis. We also focus on managing cybersecurity risk through a program that includes information security training, systems testing, testing and audit of our IT controls, and alignment of our program with the National Institute of Standards and Technology Cybersecurity Framework. We also maintain and regularly update other company policies that guide our business, inform our employees and help manage our identified risks, including the following: Anti-Bribery Policy; Anti-Discrimination, Anti-Harassment and Equal Employment Opportunity Policy; Chemical Management Policy; Environmental Policy; Health and Safety Policy; Human Rights Policy; Product Stewardship Policy; Supplier Code of Ethics; Sustainable Forestry Policy; Threatened and Endangered Species Policy; and Wood Procurement Policy.

PARTICIPATING IN PUBLIC POLICY

Our ethical and transparent involvement in public policy includes coalition and relationship building, advocacy, political contributions and grassroots activities. As active members of our communities, we participate in the political process to help shape policy and legislation affecting our company and industry and do so without regard to the private political preferences of executives. All political contributions are managed by our government affairs team. Public policy and legislative priorities are reviewed annually with senior business leaders and our board of directors' Governance and Corporate Responsibility Committee. We follow both the letter and the spirit of the laws governing lobbying. Our managers receive regular training on current laws and practices, and we work fairly and honestly with public officials at all levels. Some states allow companies to contribute directly to campaigns for state and local offices and for ballot measures. We file these contributions as required at state and local levels. We also sponsor a U.S. Weyerhaeuser Political Action Committee (WPAC), which solicits voluntary contributions from eligible shareholders, employees and our board of directors. WPAC contribution reports are filed with the Federal Election Commission, and we provide a summary of our annual WPAC political donations in the sustainability section of our website.

WHAT WE DO

This section provides information about how we:

•	grow and harvest trees,
•	maximize the value of every acre we own and
•	manufacture and sell wood products.

For each of our business segments, we provide details about what we do, where we do it, how much we sell and where we are headed.

TIMBERLANDS

Our Timberlands segment manages 10.6 million acres of private commercial timberlands in the U.S. We own 9.8 million of those acres and control the remaining acres through long-term contracts. In addition, we have renewable, long-term licenses on 14.1 million acres of Canadian timberlands.

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

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 8

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

Competitive factors within each of our market areas generally include price, species, grade, quality, proximity to wood-consuming facilities and the ability to consistently meet customer requirements. We compete in the marketplace through our ability to provide customers with a consistent and reliable supply of high-quality logs at scale volumes and competitive prices. Our customers also value our status as a SFI certified supplier.

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

Timber	Standing timber is sold to third parties through stumpage sales.
Recreational leases	Timberlands are leased or permitted for recreational purposes.
Other products	Seed and seedlings grown in the U.S. and wood chips.

HOW WE MEASURE OUR PRODUCTS

We use multiple units of measure when transacting business including:

•	Thousand board feet (MBF) — used in the West to measure the expected lumber recovery from a tree or log and
•	Green tons (GT) — used in the South to measure weight; factors used for conversion to product volume can vary by species, size, location and season.

We report Timberlands volumes in ton equivalents.

WHERE WE DO IT

As of December 31, 2021, we sustainably managed timberlands in 17 states. This included owned or contracted acres in the following locations:

•	2.6 million acres in the western U.S. (Oregon and Washington);
•	6.8 million acres in the southern U.S. (Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, Oklahoma, South Carolina, Texas and Virginia) and
•	1.2 million acres in the northern U.S. (Maine, New Hampshire, Vermont and West Virginia).

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

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 9

We also own and operate nurseries and seed orchards in Alabama, Arkansas, Georgia, Louisiana, Mississippi, Oregon, South Carolina and Washington.

Summary of 2021 Standing Timber Inventory

GEOGRAPHIC AREA	MILLIONS OF TONS AT DECEMBER 31, 2021
TOTAL INVENTORY(1)
U.S.:
West
Douglas fir/Cedar	158
Whitewood	25
Hardwood	13
—
Total West	196
South
Southern yellow pine	266
Hardwood	89
—
Total South	355
North
Conifer	17
Hardwood	25
—
Total North	42
—
Total Company	593

(1)	Inventory includes all conservation and non-harvestable areas.

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 10

Summary of 2021 Timberland Locations

GEOGRAPHIC AREA	THOUSANDS OF ACRES AT DECEMBER 31, 2021

	FEE OWNERSHIP	LONG-TERM CONTRACTS	TOTAL ACRES(1)
U.S.:
West
Oregon	1,451	—	1,451
Washington	1,126	—	1,126
		—	—
Total West	2,577	—	2,577
South
Alabama	445	198	643
Arkansas	1,204	18	1,222
Florida	218	81	299
Georgia	587	50	637
Louisiana	1,007	353	1,360
Mississippi	1,119	39	1,158
North Carolina	558	—	558
Oklahoma	489	—	489
South Carolina	272	—	272
Texas	14	2	16
Virginia	122	—	122
	—	—	—
Total South	6,035	741	6,776
North
Maine	833	—	833
New Hampshire	24	—	24
Vermont	86	—	86
West Virginia	254	—	254
	—	—	—
Total North	1,197	—	1,197
	—	—	—
Total Company	9,809	741	10,550

(1)	Acres include all conservation and non-harvestable areas.

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

Western United States

Our Western timberlands are well situated to serve the wood products and pulp markets in Oregon and Washington. For the year ended December 31, 2021, we sold 33 percent of our total Western log sales volume internally. Additionally, our location on the West Coast provides access to higher-value export markets for Douglas fir and whitewood logs to Japan, China and Korea. Our largest export market is Japan, where Douglas fir is the preferred species for higher-valued post and beam homebuilding. The size and quality of our Western timberlands, coupled with their proximity to several deep-water port facilities, competitively positions us to meet the needs of Pacific Rim log markets.

Our holdings are composed primarily of Douglas fir, a species highly valued for its structural strength, stiffness and appearance. Most of our lands are located on the west side of the Cascade Mountain Range with soil and rainfall conditions considered favorable for growing this species. Our standing timber inventory is comprised of 81 percent Douglas fir, 13 percent whitewood and 6 percent hardwood.

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

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 11

2021 Western U.S. Inventory by Species

2021 Western U.S. Inventory by Age / Species

The average age of timber harvested from our Western timberlands in 2021 was 48 years, excluding salvage volumes. In accordance with our sustainable forestry practices, we harvest and replant an average of 2 percent of our Western acreage each year.

Southern United States

Our Southern timberland ownership, covering 11 states, is well situated to serve domestic wood products and pulp markets, including third-party customers and our own mills. For the year ended December 31, 2021, we sold 22 percent of our total Southern log sales volume internally. Additionally, our Atlantic and Gulf coastal locations position us to serve an emerging Asian log export market. Our standing timber inventory is comprised of 75 percent Southern yellow pine and 25 percent hardwoods.

Operationally, we focus on efficiently harvesting and hauling logs from our ownership and capitalizing on our scale and supply chain expertise to consistently and reliably serve a broad range of customers through seasonal and weather-related events year-round.

We lease approximately 95 percent of our owned Southern acreage for recreational purposes.

2021 Southern U.S. Inventory by Species

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 12

2021 Southern U.S. Inventory by Age / Species

The average age of timber harvested from our Southern timberlands in 2021 was 28 years. In accordance with our sustainable forestry practices, we harvest and replant an average of 3 percent of our acreage each year in the South.

Northern United States

Our Northern timberlands acres contain a diverse mix of temperate broadleaf hardwoods and mixed conifer species across timberlands located in four states. We grow over 50 species and market over 300 product grades to a diverse mix of customers.

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

2021 Northern U.S. Inventory by Species

2021 Northern U.S. Inventory by Age / Species

The average age of timber harvested from our Northern timberlands in 2021 was 54 years. Timber harvested in the North is sold predominantly as delivered logs to domestic mills, including our manufacturing facilities. For the year ended December 31, 2021, we sold 6 percent of our total Northern log sales volume internally. In accordance with our sustainable forestry practices, we harvest an average of 1 percent of our acreage each year in the North. Regeneration is predominantly natural, augmented by planting where appropriate.

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 13

Canada — Licensed Forestlands

We manage forestlands in Canada under long-term licenses from the provincial governments to secure volume for our manufacturing facilities in various provinces. The provincial governments regulate the volume of timber that may be harvested each year through Annual Allowable Cuts (AAC), which are updated every 10 years. As of December 31, 2021, our AAC by province was:

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

Summary of License Arrangements

GEOGRAPHIC AREA	THOUSANDS OF ACRES AT DECEMBER 31, 2021
TOTAL ACRES
Province:
Alberta	5,399
British Columbia	1,147
Ontario(1)	2,574
Saskatchewan(1)	4,987
—
Total Canada	14,107

(1)	License is managed by partnership.

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

Five-Year Summary of Timberlands Fee Harvest Volumes

FEE HARVEST VOLUMES IN THOUSANDS OF TONS
	2021	2020	2019	2018	2017
West(1)	8,084	8,542	9,237	9,571	10,083
South	23,304	23,149	26,278	26,708	27,149
North(2)	1,085	1,226	2,042	2,129	2,205
Uruguay(3)	—	—	—	—	822
Other(4)	—	—	—	—	1,384
	—
Total	32,473	32,917	37,557	38,408	41,643
	—

(1)	Western logs are primarily transacted in thousand board feet (MBF) but are converted to ton equivalents for external reporting purposes.
(2)

In November 2019, we sold our Michigan timberlands and in March 2020, we sold our Montana timberlands. Refer to Note 4: Timberland Acquisitions and Divestitures for further information on these divestitures.

(3)	In September 2017, we divested our Uruguay operations.
(4)	Other consisted of volumes managed for the Twin Creeks Venture. Our management agreement for the Twin Creeks Venture began in April 2016 and terminated in December 2017.

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 14

Five-Year Summary of Timberlands Fee Harvest Volumes — Percentage of Grade and Fiber

PERCENTAGE OF GRADE AND FIBER
		2021	2020	2019	2018	2017
West	Grade	92%	90%	89%	90%	89%
	Fiber	8%	10%	11%	10%	11%
South	Grade	49%	48%	49%	51%	52%
	Fiber	51%	52%	51%	49%	48%
North(1)	Grade	51%	49%	37%	46%	49%
	Fiber	49%	51%	63%	54%	51%
Uruguay(2)	Grade	—%	—%	—%	—%	69%
	Fiber	—%	—%	—%	—%	31%
Other(3)	Grade	—%	—%	—%	—%	47%
	Fiber	—%	—%	—%	—%	53%

Total	Grade	62%	60%	59%	62%	63%
	Fiber	38%	40%	41%	38%	37%

(1)

In November 2019, we sold our Michigan timberlands and in March 2020, we sold our Montana timberlands. Refer to Note 4: Timberland Acquisitions and Divestitures for further information on these divestitures.

(2)	In September 2017, we divested our Uruguay operations.
(3)	Other consisted of volumes managed for the Twin Creeks Venture. Our management agreement for the Twin Creeks Venture began in April 2016 and terminated in December 2017.

HOW MUCH WE SELL

Our net sales to unaffiliated customers over the last two years were:

•	$1.6 billion in 2021 and
•	$1.5 billion in 2020.

Our intersegment sales over the last two years were:

•	$535 million in 2021 and
•	$471 million in 2020.

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 15

Five-Year Summary of Net Sales for Timberlands

NET SALES IN MILLIONS OF DOLLARS
	2021	2020	2019	2018	2017
Net sales to unaffiliated customers:
Delivered logs:
West	$869	$720	$740	$987	$915
South	589	573	640	625	616
North(1)	52	52	92	99	95
Other(2)	—	—	—	—	23
	—
Total	1,510	1,345	1,472	1,711	1,649
Stumpage and pay-as-cut timber	31	19	42	59	73
Uruguay operations(3)	—	—	—	—	63
Recreational lease revenue	65	63	61	59	59
Other products(4)	30	39	43	44	49
	—
Subtotal net sales to unaffiliated customers	1,636	1,466	1,618	1,873	1,893
Intersegment net sales	535	471	503	537	522
	—
Total	$2,171	$1,937	$2,121	$2,410	$2,415

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

Five-Year Trend for Total Net Sales in Timberlands

Percentage of 2021 Sales Dollars to Unaffiliated Customers

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 16

Log Sales Volumes

Our sales volumes include fee timber as well as logs purchased in the open market.

Our log sales volumes to unaffiliated customers over the last two years were:

•	23,585 thousand tons in 2021 and
•	24,332 thousand tons in 2020.

We sell three grades of logs — domestic grade, domestic fiber and export. Factors that may affect log sales in each of these categories include:

•

domestic grade log sales — lumber usage, primarily for housing starts and repair and remodel activity, the needs of our own mills and the availability of logs from both outside markets and our own timberlands;

•	domestic fiber log sales — demand for wood chips by pulp mills, containerboard mills, pellet mills and oriented strand board mills and
•	export log sales — the level of housing starts in Japan and construction in China, as well as availability of logs from other countries, particularly for China.

Five-Year Summary of Log Sales Volumes to Unaffiliated Customers

SALES VOLUMES IN THOUSANDS
	2021	2020	2019	2018	2017
Logs – tons:
West(1)	6,203	6,506	7,173	7,858	8,202
South	16,594	16,954	18,232	18,008	17,895
North(2)	788	872	1,558	1,628	1,574
Uruguay (3)	—	—	—	—	291
Other (4)	—	—	—	—	693
	—
Total	23,585	24,332	26,963	27,494	28,655

(1)	Western logs are primarily transacted in thousand board feet (MBF) but are converted to ton equivalents for external reporting purposes.
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

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 17

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

•	optimizing and growing our timber portfolio through disciplined investments;
•	leveraging our export and domestic market access, infrastructure and strong customer relationships;
•	increasing our recreational lease revenue and
•	continuing to maximize the value of our timberlands portfolio by managing the acres to achieve the highest and best use.

REAL ESTATE, ENERGY AND NATURAL RESOURCES

Our Real Estate & ENR segment maximizes the value of our timberland ownership through application of our asset value optimization (AVO) process and captures the full value of surface and subsurface assets. In 2021, we announced the launch of our new natural climate solutions business through which we intend to leverage our resources and expertise to help others meet their goals for reduced carbon emissions. This will involve an expansion of our current business activities in the areas of conservation and mitigation banking and leasing land for renewable energy projects. In addition, we are strategically positioned to participate in two emerging markets focused on the mitigation of carbon emissions: the forest carbon offset markets, where carbon credits are created through incremental carbon sequestration over a baseline and sold to buyers in need of offset credits, and carbon capture and storage, which involves leasing of surface and subsurface ownership to safely and permanently store transported carbon emissions from their source. As the largest private owner of timberlands in North America, the scale and geographic diversity of our assets create a unique opportunity for participation in each of these activities, all of which offer natural solutions for reducing carbon emissions and support climate change mitigation efforts.

WHAT WE DO

Real Estate

Properties that exhibit higher use value than commercial timberlands are monetized by our Real Estate business over time. We analyze our existing U.S. timberland holdings using a process we call AVO. We start with understanding the value of a parcel operating as commercial timberlands and then assess the specific real estate attributes of the parcel and its corresponding market. The assessment includes demographics, infrastructure and proximity to amenities and recreation to determine the potential to realize a premium value to commercial timberland. Attributes can evolve over time, and accordingly, the assignment of value and opportunity can change. We continually revisit our AVO assessment for all our timberland acres. Recently, we have been focused on developing a next-generation process that enhances our ability to identify and capture value from various timber and non-timber attributes, including carbon, renewable energy and other natural climate solutions opportunities. This sophisticated technology-enabled approach, referred to as “AVO 2.0”, leverages remote sensing, satellite imagery, machine learning and other advanced data analytics, and has generated significant improvements in our ability to identify strategic growth opportunities and manage every acre in our portfolio to maximize value across the full suite of attributes and opportunities.

We expect to sell certain properties for recreational, conservation, commercial or residential purposes over time. We will also entitle a small amount of acres to support development. Development, outside of entitlement activities, is typically performed by third parties. Mitigation banking

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 18

allows us to set aside certain areas of our timberlands to preserve, enhance or restore a wetland, stream or habitat area to make up for development by another entity in a similar nearby ecosystem. Activities within this business that contribute to natural climate solutions include land sales to conservation or solar buyers and mitigation banking. Some of our real estate activities are conducted through our TRSs.

Occasionally, we sell a small amount of timberland acreage in areas where we choose to reduce our market presence and capture a price that exceeds the value derivable from holding and operating as commercial timberlands. These transactions will vary based on factors including the location and physical characteristics of the timberlands.

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

Energy and Natural Resources

We focus on maximizing potential opportunities for construction materials, industrial minerals, renewable energy (including wind and solar energy), natural gas, rights of way easements on our timberland portfolio and retained mineral interests. Activities within this business that contribute to natural climate solutions include leasing land for the production of renewable energy like wind and solar, as well as forest carbon and carbon capture and storage.

As the owner of mineral rights and interests, we typically do not invest in development or operations but, instead, enter into contracts with operators granting them the rights to explore and sell energy and natural resources produced from our property in exchange for rents and royalties.

We generally reserve mineral rights when selling timberlands acreage. Some Energy and Natural Resources activities are conducted through our TRSs.

Real Estate, Energy and Natural Resources Sources of Revenue

BUSINESS	SOURCES OF REVENUE
Real Estate	• Select timberland tracts are sold for recreational, conservation, commercial, mitigation banking, or residential purposes.
Energy and Natural Resources

• Rights are granted to explore for, extract and sell construction aggregates (rock, sand and gravel), industrial materials and natural gas.

• Ground leases and easements are granted to wind and solar developers to generate renewable electricity from our timberlands.

• Rights are granted to access and utilize timberland acreage for communications, pipeline, powerline and transportation rights of way.

WHERE WE DO IT

Our Real Estate business identifies opportunities to realize premium value for our U.S. owned timberland acreage.

The majority of our Energy and Natural Resources revenue sources are located in Oregon, Washington, South Carolina and Georgia (construction material royalties); as well as the Gulf South and West Virginia (natural gas royalties).

HOW MUCH WE SELL

Our net sales over the last two years were $344 million in 2021 and $276 million in 2020.

Five-Year Summary of Net Sales for Real Estate, Energy and Natural Resources

NET SALES IN MILLIONS OF DOLLARS
	2021	2020	2019	2018	2017
Net sales:
Real Estate	$246	$202	$225	$229	$208
Energy and Natural Resources	98	74	89	78	73

Total	$344	$276	$314	$307	$281

Five-Year Summary of Real Estate Sales Statistics

REAL ESTATE SALES STATISTICS
	2021	2020	2019	2018	2017
Acres sold	55,827	111,898	113,315	131,575	97,235
Average price per acre	$3,725	$1,690	$1,848	$1,701	$2,079

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 19

WHERE WE’RE HEADED

Our competitive strategies include:

•	continuing to apply the AVO process to identify opportunities to capture a premium to timber value;
•	maintaining a flexible, low-cost execution model by continuing to leverage strategic relationships with outside real estate brokers;
•	capturing the full value of our natural gas, aggregates and industrial minerals and wind and solar resources;
•	capitalizing on emerging natural climate solutions opportunities, including forest carbon and carbon capture and storage, and
•	delivering the most value from every acre.

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

Summary of Wood Products Capacities and Principal Manufacturing Locations as of December 31, 2021

CAPACITIES IN MILLIONS
	PRODUCTION CAPACITY	NUMBER OF FACILITIES	FACILITY LOCATIONS
Structural lumber – board feet	5,350	19	Alabama, Arkansas, Louisiana (2), Mississippi (3), Montana, North Carolina (3), Oklahoma, Oregon (2), Washington (2), Alberta (2), British Columbia
Oriented strand board – square feet (3/8”)	3,140	6	Louisiana, Michigan, North Carolina, West Virginia, Alberta, Saskatchewan
Engineered solid section – cubic feet(1)	42	6	Alabama, Louisiana, Oregon, West Virginia, British Columbia, Ontario
Softwood plywood – square feet (3/8”)(2)	610	3	Arkansas, Louisiana, Montana
Medium density fiberboard – square feet (3/4")	265	1	Montana

(1)

This represents total press capacity. Our engineered solid section facilities also may produce engineered I-joists. In 2021, approximately 25 percent of the total press production was converted into 190 million lineal feet of I-joist.

(2)	All of our plywood facilities also produce veneer.

Production capacities listed represent annual production volume under normal operating conditions and producing a normal product mix for each individual facility.

We also own or lease 18 distribution centers in the U.S. where our products and complementary building products are sold.

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 20

Five-Year Summary of Wood Products Production

PRODUCTION IN MILLIONS
	2021	2020	2019	2018	2017
Structural lumber – board feet	4,815	4,666	4,705	4,541	4,509
Oriented strand board – square feet (3/8”)	2,865	3,013	2,969	2,837	2,995
Engineered solid section – cubic feet	24.0	23.0	22.6	24.3	25.1
Engineered I-joists – lineal feet	190	175	182	191	213
Softwood plywood – square feet (3/8”)	263	347	386	404	370
Medium density fiberboard – square feet (3/4")	206	200	202	220	232

HOW MUCH WE SELL

Revenues of our Wood Products segment come from sales to wood products dealers, do-it-yourself retailers, builders and industrial users. Wood Products net sales were $8.2 billion in 2021 and $5.8 billion in 2020.

Five-Year Summary of Net Sales for Wood Products

NET SALES IN MILLIONS OF DOLLARS
	2021	2020	2019	2018	2017
Structural lumber	$3,721	$2,602	$1,892	$2,258	$2,058
Oriented strand board	1,840	1,013	632	891	904
Engineered solid section	679	505	510	521	500
Engineered I-joists	447	316	323	336	336
Softwood plywood	210	171	161	200	176
Medium density fiberboard	186	171	166	177	183
Other products produced(1)	348	336	337	330	325
Complementary building products	790	676	602	584	541

Total	$8,221	$5,790	$4,623	$5,297	$5,023

(1)	Other products produced sales include wood chips, other byproducts and third-party residual log sales from our Canadian Forestlands operations.

Five-Year Trend for Total Net Sales in Wood Products

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 21

Percentage of 2021 Net Sales Dollars in Wood Products

Wood Products Volumes

Five-Year Summary of Sales Volumes for Wood Products

SALES VOLUMES IN MILLIONS(1)
	2021	2020	2019	2018	2017
Structural lumber – board feet	4,902	4,873	4,857	4,684	4,658
Oriented strand board – square feet (3/8”)	2,726	2,956	2,916	2,827	2,971
Engineered solid section – cubic feet	24.4	23.4	23.2	24.3	25.1
Engineered I-joists – lineal feet	194	190	192	204	220
Softwood plywood – square feet (3/8”)	308	414	445	459	453
Medium density fiberboard – square feet (3/4")	205	201	200	212	222

(1)	Sales volumes include sales of internally produced products as well as complementary building products sold primarily through our distribution centers.

Wood Products Prices

Prices for commodity wood products — structural lumber, oriented strand board and softwood plywood — increased significantly in 2021 from 2020.

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

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 22

The following graphs reflect product price trends for the past five years.

Five-Year Summary of Published Lumber Prices — $/MBF

Five-Year Summary of Published Oriented Strand Board Prices — $/MSF

WHERE WE’RE HEADED

Our competitive strategies include:

•	achieving industry-leading controllable manufacturing costs and optimizing capacity through operational excellence and disciplined capital execution;
•	aligning strongly with fiber supply;
•	leveraging our brand and reputation as the preferred provider of quality building products and
•	pursuing disciplined, profitable sales growth in target markets.

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 23

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Russell S. Hagen, 56, has been senior vice president and chief development officer since March 2021. Previously, he served as senior vice president and chief financial officer from February 2016 to March 2021. He also served as senior vice president, Business Development, at Plum Creek Timber Company, Inc. from December 2011 to February 2016. Prior to this he was vice president, Real Estate Development, overseeing the development activities of the company's real estate, natural gas, construction materials and bioenergy businesses. Mr. Hagen began his career with Coopers and Lybrand, where he was a certified public accountant and led the audits of public clients in technology, banking and natural resource industries.

Kristy T. Harlan, 48, has been senior vice president, general counsel and corporate secretary since January 2017. She leads the company's Law department, with responsibility for global legal, compliance, enterprise risk management, procurement and land title functions. Before joining the company, she was a partner at K&L Gates LLP from January 2007 to November 2016. Previously, she worked as an attorney at Preston Gates & Ellis LLP and Akin Gump Strauss Hauer & Feld LLP.

Travis A. Keatley, 45, has been senior vice president, Timberlands, since September 2021. Previously, he served as vice president, Western Timberlands, from January 2020 to September 2021 and vice president, Southern Timberlands, from January 2018 to December 2019. He also served as Director of Operations, Southern Timberlands, from November 2015 to January 2018. In addition to serving in a variety of additional operations and leadership positions since joining the company in 1997, he led the successful integration of the Longview Timber acquisition in 2013.

Nancy S. Loewe, 54, has been senior vice president and chief financial officer since March 2021. Prior to joining the company, she served as senior vice president of finance at Visa, Inc. Previously, she was chief financial officer for Kimberly-Clark International, after having served as chief strategy officer and global treasurer for Kimberly-Clark Corporation. Prior to that, she was executive vice president and chief financial officer for PepsiCo’s Frito-Lay North America business unit. She also served in a number of senior finance roles during her two-decade tenure with General Electric Company, including chief financial officer for the Consumer & Industrial, Plastics Asia, and Healthcare Services business units. She currently serves as a director for Cinemark Holdings, Inc.

Denise M. Merle, 58, has been senior vice president and chief administration officer since February 2018. Previously, she served as senior vice president, Human Resources and Information Technology, from February 2016 to February 2018 and senior vice president, Human Resources and Investor Relations, from February 2014 to February 2016. She was director, Finance and Human Resources, for the Lumber business from 2013 to 2016. Prior to that, she was director, Compliance & Enterprise Planning, from 2009 to 2013, and director, Internal Audit, from 2004 to 2009. She has also held various roles in the company's paper and packaging businesses, including finance, capital planning and analysis, and business development. She is a licensed CPA in the state of Washington.

Keith J. O'Rear, 59, has been senior vice president, Wood Products, since January 2019. Previously, he was vice president of Wood Products sales and marketing from 2017 to 2018 and vice president of Wood Products Manufacturing for the company's Mid-South region from 2014 to 2017. Mr. O'Rear led the company's Timberlands operations in Oklahoma and Arkansas from 2013 to 2014, and prior to that he held various manufacturing leadership roles at the company's lumber mills in Dierks, Arkansas, and Idabel, Oklahoma. He also led a variety of initiatives for the company in the areas of safety, reliability, strategic planning and large capital projects.

Devin W. Stockfish, 48, has been president and chief executive officer and a member of the company’s board of directors since January 2019. Previously, he served as senior vice president, Timberlands, from January 2018 to December 2018 and as vice president, Western timberlands, from January 2017 to December 2017. He also served as senior vice president, general counsel and corporate secretary, from July 2014 to December 2016 and as assistant general counsel from March 2013 to July 2014. Before joining the company in March 2013, he was vice president and associate general counsel at Univar Inc. where he focused on mergers and acquisitions, corporate governance and securities law. Previously, he was an attorney in the law department at Starbucks Corporation and practiced corporate law at K&L Gates LLP. Before he began practicing law, Mr. Stockfish was an engineer with the Boeing Company.

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 24

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

Such actions could increase our operating costs and affect timber supply and prices in general. To date, we do not believe that these measures have had, and we do not believe that in 2022 they will have, a significant effect on our harvesting operations. We anticipate that likely future actions will not disproportionately affect Weyerhaeuser as compared with comparable operations of U.S. competitors.

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 25

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

•

In 2017, the Provinces were required to update the federal government on any progress associated with their draft caribou range plans. The majority of these plans are now being developed under Species at Risk Conservation agreements, signed between the Provinces and the Federal Ministry. These agreements set out goals, objectives and timelines for caribou management.

The identification and protection of habitat and the implementation of range plans and land use action plans may, over time, result in additional restrictions on timber harvests and other forest management practices that could increase operating costs for operators of timberlands in Canada. To date, we do not believe that these Canadian measures have had, and we do not believe that in 2022 they will have, a significant effect on our harvesting operations. We anticipate that likely future measures will not disproportionately affect Weyerhaeuser as compared with similar operations of Canadian competitors.

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

We believe that these regulations and programs have not had, and in 2022 will not have, a significant effect on our total harvest of timber in the United States or Canada. However, these kinds of programs may have such an effect in the future. We expect we will not be disproportionately affected by these programs as compared with typical owners of comparable timberlands. We also expect that these programs will not significantly disrupt our planned operations over large areas or for extended periods.

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

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 26

We believe that such claims will not have a significant effect on our total harvest of timber or production of forest products in 2022, although they may have such an effect in the future.

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

We spent approximately $8 million in 2021 and expect to spend approximately $4 million in 2022 on environmental remediation of these sites.

It is our policy to accrue for environmental remediation costs when we:

•	determine it is probable that such an obligation exists and
•	can reasonably estimate the amount of the obligation.

Based on currently available information and analysis, we believe it is reasonably possible that our costs to remediate all the identified sites may exceed our current accruals of $63 million by up to $126 million. This estimate of the upper end of the range of reasonably possible additional costs is much less certain than the estimates we currently are using to determine how much to accrue. The estimate of the upper range also relies on assumptions less favorable to us among the range of reasonably possible outcomes.

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

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 27

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

We believe these developments have not had, and in 2022 will not have, a significant effect on our operations. Although these measures could have a material adverse effect on our operations in the future, we expect that we will not be disproportionately affected by these measures as compared with owners of comparable operations. We maintain an active forestry research program to track and understand any potential effect from actual climate change related parameters that could affect the forests we own and manage and do not anticipate any disruptions to our planned operations.

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

Although these and related regulations and measures have not had, and we do not expect in 2022 that they will have, a material effect on our operations, they could in the future.

REGULATION OF WATER IN THE U.S.

Our operations are regulated under the Clean Water Act, which regulates the discharge of pollutants into the waters of the U.S. This generally means obtaining permits for certain of our silviculture activities and abiding by applicable restrictions. Federal agency rulemaking and related litigation under the act affects the definition of waterways subject to the act’s regulation. This, in turn, has increased the number of required federal and state permits in some areas of our operations as it relates to the application of pesticides and herbicides on timberlands, which has increased operating costs. Pending and future federal and state rulemaking, and judicial challenges thereto, could make application of the Clean Water Act, as well as comparable state laws, more or less costly to Weyerhaeuser, and we are not able to predict the final resolution of these matters. Although this and related regulations have not had, and we do not expect in 2022 that they will have, a material effect on our operations, they could in the future.

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 28

REGULATION OF WATER IN CANADA

Changes to the Canadian Federal Fisheries Act have moved the focus of that legislation from habitat protection to fisheries protection and increased penalties. We expect further changes to these regulations, but we cannot predict the scope or potential effect, if any, on our operations. Although this and related Canadian regulations have not had, and we do not expect in 2022 that they will have, a material effect on our operations, they could in the future.

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

Although these developments have not had, and we do not expect in 2022 that they will have, a material effect on our operations, they could in the future.

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 29

FORWARD-LOOKING STATEMENTS

This report contains statements concerning our future results and performance that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements often reference or describe our expected future financial and operating performance; our plans, strategies, intentions and expectations; our operational excellence and other strategic initiatives, including those pertaining to operating and other costs, product development and production; estimated taxes and tax rates; future debt payments; future restructuring charges; expected results of litigation and other legal proceedings and contingent liabilities, and the sufficiency of litigation and other contingent liability reserves; expected uses of cash, including future quarterly and supplemental dividends and share repurchases; expected capital expenditures; expected economic conditions, including markets, pricing and demand for our products; laws and regulations relevant to our businesses and our expectations relating to pension contributions, returns on invested pension plan assets and expected benefit payments.

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

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 30

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

You should consider the following risk factors, in addition to the information presented elsewhere in this report, particularly in Our Business, Forward-Looking Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), as well as those set forth from time to time in our other public statements, reports, registration statements, prospectuses, information statements and other filings we make from time to time with the SEC, in evaluating us, our business and an investment in our securities.

The risks discussed below are not the only risks we face, and our descriptions of such risks, here and elsewhere, should not be considered exhaustive. Additional risks not currently known to us or that we currently deem immaterial also may adversely affect our business, our financial condition, our results of operations, our cash flows and the price of our common stock.

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

We are subject to the risk of various catastrophic events, including but not limited to the occurrence of significant fires or wide-spread insect or pest infestations on one or more of our properties, severe regional or local weather events or trends, flooding, major earthquakes, volcanic eruptions, significant geopolitical conditions or developments such as significant international trade disputes, terrorist attacks, armed conflict, domestic political unrest and regional health epidemics or global health pandemics. Any one or more of these events or conditions, or other catastrophic events or developments, could significantly affect our ability to operate our businesses and adversely affect domestic and global general economic conditions and thus market demand for our products.

In March 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus (“COVID-19”) a global pandemic. In response, federal, state and local governments in the United States, as well as governments throughout the world, declared states of emergency and ordered preventative measures to contain and mitigate the spread of the virus. These measures, which have included stay home and similar mandates for individuals and closure or significant curtailment of many businesses, have caused significant economic disruption and uncertainty as well as disruption and volatility in global capital markets. As a result, there have been periodic adverse effects on our and our contractors’ ability to operate, the demand for our timber and wood products and disruptions to our supply chain and the manufacturing, distribution and export of our timber and wood products, all of which could worsen in the future. Any one or more of these consequences of COVID-19, as well as other unpredictable events, could materially adversely affect our business, results of operations, cash flows and financial condition. The COVID-19 outbreak continues to rapidly evolve, with periods of improvement followed by periods of higher infection rates, along with the development of new disease variants, such as the Delta and Omicron variants, in various geographical areas throughout the world. The extent to which COVID-19 may further affect our business, results of operations, cash flows and financial condition, as well as our plans and decisions relating to various capital expenditures, other discretionary items and capital allocation priorities, including the timing and amount of our dividends to shareholders, are therefore highly uncertain and will depend on future developments, which cannot be predicted with confidence. Such developments include, but are not limited to: the future rate of occurrence or further mutation of COVID-19 or the outbreak of another virulent disease; continuation of or changes in governmental responses to disease outbreak, including without limitation the impact of any future vaccine mandates and testing requirements and employee and company contractor responses to such mandates and requirements; the duration of disease outbreak and

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 31

consequential restrictions and business disruptions; the effectiveness of responsive government actions to contain and manage the disease; and the timing and effectiveness of treatment and testing options, including the ongoing efficacy and availability of vaccines.

The impacts of the COVID-19 outbreak and related restrictions have led to significant periodic increases in national unemployment since the outset of the pandemic. An extended continuation or worsening of domestic unemployment may adversely affect demand for our products and thus negatively impact our business, results of operations, cash flows and financial condition. In addition, the U.S. has experienced elevated inflation in recent months, at least in part driven by the impacts of the pandemic. If inflation continues or worsens, it could negatively impact demand for our products or it could increase our costs, and we may not be able to fully pass the increased costs to customers. The impact of COVID-19 or other virulent disease may also trigger the occurrence, or exacerbate, other risks discussed herein, any one of which could have a material adverse effect on our business, results of operations, cash flows and financial condition. For more discussion on the current effects of COVID-19 on our business and operations, see our discussion under Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) – Economic and Market Conditions Affecting our Operations.

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

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 32

on our financial results by increasing the cost of these services to us, as well as result in an overall reduction in the availability of these services altogether.

Our third-party transportation providers are also subject to several events outside of their control, such as disruption of transportation infrastructure, labor issues including shortages of commercial truck drivers, and natural disasters. Any failure of a third-party transportation provider to timely deliver our products, including delivery of our wood products and wood fiber to our customers and delivery of wood fiber to our mills, could harm our supply chain, negatively affect our customer relationships and have a material adverse effect on our financial condition, results of operations, cash flows and our reputation.

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

Our primary assets are our timberlands. Weather conditions, timber growth cycles, access limitations, and availability of contract loggers and haulers may adversely affect our ability to harvest our timberlands. Other factors that may adversely affect our timber harvest include damage to our standing timber by fire or by insect or pest infestation, disease, prolonged drought, flooding, severe weather and other natural disasters. As discussed in more detail in the following risk factors, changes in global climate conditions could intensify the severity and rate of occurrence of any one or more of these risks that we currently face or introduce other risks that we currently cannot predict. Although damage from such causes usually is localized and affects only a limited percentage of standing timber, there can be no assurance that any damage affecting our timberlands will in fact be limited. As is common in the forest products industry, we do not maintain insurance coverage for damage to our timberlands. Our revenues, net income and cash flow from operations are dependent to a significant extent on the pricing of our products and our continued ability to harvest timber at adequate levels. Therefore, if we were to be restricted from harvesting on a significant portion of our timberlands for a prolonged period of time, or if material damage to a significant portion of our standing timber were to occur, we could suffer materially adverse effects to our results of operations and cash flows.

Future timber harvest levels may also be affected by our ability to timely and effectively replant harvested areas, which depends on several factors including changes in estimates of long-term sustainable yield because of silvicultural advances, natural disasters, fires, pests, insects and other hazards, regulatory constraints, availability of contractors, U.S. immigration policies and other factors beyond our control.

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

Whether in connection with managing our existing timberland portfolio or assessing potential timberland acquisitions, we make and rely on important estimates of merchantable timber inventories. These include estimates of timber inventories that may be lawfully and economically harvested, timber growth rates and end-product yields. Timber growth rates and yield estimates are developed by forest biometricians and other experts using statistical measurements of tree samples on given property. These estimates are central to forecasting our anticipated timber harvests, revenues and expected cash flows. While the company has confidence in its timber inventory processes and the professionals in the field who administer it, future growth and yield estimates are inherently inexact and uncertain and subject to many external variables that could further affect their accuracy. These external variables include, among other things, disease, insect or pest infestation, natural disasters and changes in weather patterns. If these estimates are inaccurate, our ability to manage our timberlands in a sustainable or profitable manner may be compromised, which may cause our results of operations, cash flows and our stock price to be adversely affected.

Our operating results and cash flows will be materially affected by supply and demand for timber.

A variety of factors affect prices for timber, including available supply, changes in economic conditions that affect demand, the level of domestic new construction and remodeling activity, interest rates, credit availability, population growth, weather conditions and insect or pest infestation, and other factors. These factors vary by region, by timber type (i.e., sawlogs or pulpwood logs) and by species.

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

Timber prices are also affected by changes in timber supply and availability at the local, national and international level. Our timberland ownership is concentrated in Alabama, Arkansas, Louisiana, Mississippi, North Carolina, Oklahoma, Oregon and Washington. In some of these

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 33

states, much of the timberland is privately owned. Increases in timber prices often result in substantial increases in harvesting on private timberlands, including lands owned by others and not previously made available for commercial timber operations, causing a short-term increase in supply that moderates such price increases. In western states such as Oregon and Washington, where a greater proportion of timberland is government-owned, any substantial increase in timber harvesting from government-owned land could significantly reduce timber prices. On a local level, timber supplies can fluctuate depending on factors such as changes in weather conditions and harvest strategies of local timberland owners, as well as occasionally high timber salvage efforts due to events such as insect or pest infestations, fires or other natural disasters. Demand for timber in foreign markets can fluctuate due to a variety of factors as well, including but not limited to: changes in the fundamental economic conditions that affect demand for logs in a given export market country or region; any substantial increase in supply of logs from local or regional sources, including such sources that periodically supply large amounts of salvage timber as a result of disease or infestation, and other factors.

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

We cannot predict the duration of any such downtime or extent of facility damage. If one of our facilities or machines were to incur significant downtime, our ability to meet our production targets and satisfy customer demand could be impaired, resulting in lower sales and income. Additionally, we may be required to make significant unplanned capital expenditures. Although some risks are not insurable and some coverage is limited, we purchase insurance on our manufacturing facilities for damage from fires, floods, windstorms, earthquakes, other severe weather conditions, equipment failures and boiler explosions. Such insurance may not be sufficient to recover all of our damages.

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

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 34

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

We have adopted the Sustainable Forestry Initiative® (SFI)® standard for wood fiber supplied to our manufacturing facilities, both from our timberlands and from third-party suppliers. If customer preference for a sustainability standard other than SFI increases, or if the SFI standard falls into disfavor, there may be reduced demand and lower prices for our products relative to competitors who can supply products sourced from forests certified to competing certification standards. If we seek to comply with such other standards, we could incur materially increased costs for our operations or be required to modify our operations, such as reducing harvest levels. FSC, in particular, employs standards that are geographically variable and could cause a material reduction in the harvest levels of some of our timberlands, most notably in the Pacific Northwest.

Our business and operations could be materially adversely affected by changes in the cost or availability of raw materials and energy.

We rely heavily on certain raw materials (principally wood fiber and chemicals) and energy sources (principally natural gas, electricity and fuel oil) in our manufacturing processes. Our ability to increase earnings has been, and will continue to be, affected by changes in the costs and availability of such raw materials and energy sources. We may not be able to fully offset the effects of higher raw material or energy costs through price increases, productivity improvements, cost-reduction programs or hedging arrangements. In addition, the U.S. has experienced elevated inflation in recent months, at least in part driven by impacts of the pandemic. If inflation continues or worsens, it could negatively impact the cost or availability of raw materials and energy, and we may not be able to fully pass the increased costs to customers.

PHYSICAL RISKS RELATED TO CLIMATE CHANGE

Changes in global or regional climate conditions could significantly harm our timberland assets and have a negative impact on our results of operations, cash flow and profitability of our operations.

Climate change has the potential to cause significant disruptions to our business and results of operations, cash flow and profitability. There is increasing concern that increases in global average temperatures caused by increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere could cause significant changes in weather patterns, including changes to precipitation patterns and growing seasons. These changes could, in the long term and in some locations, lead to slower growth of our trees and, potentially, changes to the species mix that we manage in our timber assets. An increase in global temperature could also lead to an increase in the frequency and severity of extreme weather events and other natural disasters. Thus, damage or access to our timberland assets by existing causes, such as fire, insect or pest infestation, disease, prolonged drought, flooding, windstorms and other natural disasters, could be significantly worsened by climate change. Any one or more of these negative effects on commercial timberland operations from climate change, both our own and that of other commercial timberland operators, could also have a material adverse impact on our wood products business by significantly affecting the availability, cost and quality of the wood fiber used in our mill operations.

WORKFORCE RISK

Our business is dependent upon attracting, retaining and developing key personnel.

Our success depends, to a significant extent, upon our ability to attract, retain and develop senior management, operations management and other key personnel. Our financial condition or results of operations could be significantly adversely affected if we were to fail to recruit, retain, and develop such personnel, or if there were to occur any significant decrease in the availability of such personnel or any significant increase in the cost of providing such personnel with competitive total compensation and benefits. In addition, in recent months we have observed an overall tightening and increasingly competitive labor market. A sustained labor shortage or increased turnover rates within our employee base, whether

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 35

caused by COVID-19 or as a result of general macroeconomic factors, could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees. Further, if we are unable to hire and retain employees capable of performing at a high level, our operations could be disrupted.
A strike or other work stoppage, or our inability to renew collective bargaining agreements on favorable terms, could adversely affect our financial results.

As of December 31, 2021, a significant number of employees in our Western Timberlands and Wood Products businesses were covered by collective bargaining agreements. If these workers were to engage in a protracted strike or other work stoppage, or if our non-unionized operations were to become unionized, we could experience a significant disruption of operations at our facilities or higher ongoing labor costs. A significant customer or supplier strike or other work stoppage could also have similar effects on us.

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

Our strategic initiatives are designed to improve our results of operations and drive long-term shareholder value. These initiatives include, among others, optimizing cash flow through operational excellence, reducing costs to achieve industry-leading cost structure, innovating in higher-margin products and pursuing opportunities in emerging markets such as our recently announced initiative to participate in markets for carbon offsets and carbon storage. There can be no assurance that we will be able to successfully implement any one or more of our important strategic initiatives in accordance with our expectations, which could result in an adverse effect on our business and financial results.

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

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 36

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

However, climate change legislation or related government mandates, standards or regulations intended to mitigate or reduce carbon compound, greenhouse gas emissions or other climate change effects could have significant adverse effects on our business and operations as well as our ability to achieve our recently announced business goals in emerging carbon offset and carbon storage markets. Any one or more of such new legal requirements and regulations could, for example, significantly increase the costs for our mills to comply with stricter air emissions regulations. They could also limit harvest levels for commercial timberland operators, which could in turn adversely affect our timberland operations as well as potentially lead to significant increases in the cost of energy, wood fiber and other raw materials for our wood products businesses. Any one or more of these developments, as well as other unforeseeable governmental responses to climate change, could have a material adverse effect on our results of operations, cash flows and profitability.

LEGAL MATTERS

We are involved in various environmental, regulatory, product liability and other legal matters, disputes and proceedings that, if determined or concluded in a manner adverse to our interests, could have a material adverse effect on our financial condition.

We are, from time to time, involved in a number of legal matters, disputes and proceedings (legal matters), some of which involve ongoing litigation. These include, without limitation, legal matters involving environmental clean-up and remediation, warranty and non-warranty product

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 37

liability claims, regulatory issues, contractual and personal injury claims and other legal matters. In some cases, all or a portion of any loss we experience in connection with any such legal matters will be covered by insurance; in other cases, any such losses will not be covered.

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

Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code to our operations and the determination of various factual matters and circumstances not entirely within our control. There are only limited judicial or administrative interpretations of these provisions. We closely monitor our compliance with all of the various requirements for maintaining our REIT status. For example, we regularly test our compliance with the general requirement that at least 75 percent of the market value of our total assets consist of REIT-qualifying interests in real property (such as timberlands) and certain other specified qualifying assets, and that no more than 25 percent of the market value of our total assets may consist of assets that are not REIT-qualifying assets. Although we operate in a manner consistent with these REIT qualification rules, we cannot provide assurance that we are or will remain qualified.

Certain of our business activities are subject to corporate-level income tax and potentially subject to prohibited transactions tax.

Under the Internal Revenue Code, REITs generally must engage in the ownership and management of income producing real estate. For the company, this generally includes owning and managing a timberland portfolio for the production and sale of standing timber. Certain activities that generate non-qualifying REIT income could constitute “prohibited transactions.” Prohibited transactions are defined by the Internal Revenue Code generally to be sales or other dispositions of property to customers in the ordinary course of a trade or business. Accordingly, the harvesting and sale of logs, the development or sale of certain timberlands and other real estate, and the manufacture and sale of wood products are conducted through one or more of our wholly-owned TRSs, the net income of which is subject to corporate-level tax. By conducting our business in this manner, we believe that we satisfy the REIT requirements of the Internal Revenue Code. However, if the Internal Revenue Service (IRS) were to successfully assert that these or any of our activities conducted at the REIT constituted prohibited transactions, we could be subject to the 100 percent tax on the net income from such activities.

The extent of our use of our TRSs may affect our REIT qualification and affect the price of our common shares relative to the share price of other REITs.

We conduct a significant portion of our business activities through one or more TRSs. The use of our TRSs enables us to engage in non-REIT qualifying business activities such as the harvesting and sale of logs, manufacture and sale of wood products, and the development and sale of certain higher and better use (HBU) property. Our TRSs are subject to corporate-level income tax. Under the Code, no more than 20 percent of the value of the gross assets of a REIT may be represented by securities of one or more TRSs. This limitation may affect our ability to increase the size of our TRSs’ operations. While we intend to monitor the value of our investments in the stock and securities of our TRSs to ensure compliance with the 20 percent limitation, we cannot provide assurance that we will always be able to comply with the limitation so as to maintain REIT status. If we were to exceed the 20 percent limitation, we may be forced to sell or otherwise distribute assets of our TRSs in order to remain a qualified REIT. Furthermore, our use of TRSs may cause the market to value our common shares differently than the shares of other REITs, which may not use TRSs at all, or as extensively as we use them.

The failure of our subsidiary REIT to maintain its separate REIT qualification could affect the company’s own REIT qualification.

A significant amount of our timberlands is held in a subsidiary that we believe qualifies as a REIT, and we may in the future invest in other timberlands and other real estate through one or more other subsidiary entities that are intended to qualify as REITs. While our ownership interest in the subsidiary REIT is a qualifying real estate asset for purposes of the company’s 75 percent asset test described above, any failure of the subsidiary REIT to maintain its own separate REIT status would generally result in the subsidiary being subject to regular U.S. corporate income tax, as described above, and the company’s ownership interest in the subsidiary no longer qualifying as a real estate asset for purposes of the 75 percent asset test. If this were to occur, the company’s own REIT qualification could be affected.

We may be limited in our ability to fund distributions using cash generated through our TRSs.

The ability of the company to receive dividends from our TRSs is limited by the rules with which we must comply to maintain our status as a REIT. In particular, at least 75 percent of gross income for each taxable year as a REIT must be derived from real estate sources including sales of our standing timber and other types of qualifying real estate income, and no more than 25 percent of our gross income may consist of dividends from our TRSs and other non-real estate income. This limitation on our ability to receive dividends from our TRSs may affect our ability

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 38

to fund cash distributions to our shareholders using cash flows from our TRSs. The net income of our TRSs is not required to be distributed, and income of our TRSs that is not distributed to the company will not be subject to the REIT income distribution requirement.

To maintain our qualification as a REIT and to avoid an excise tax, we are generally required to distribute substantially all of our taxable income to our shareholders.

Generally, REITs are required to distribute 90 percent of their ordinary taxable income and (to avoid an excise tax) 95 percent of their net capital gains income. Capital gains may be retained by the REIT but would be subject to corporate income taxes. If capital gains were retained rather than distributed, our shareholders would be deemed to have received a taxable distribution (about which we would notify them), with a credit or refund for any federal income tax paid by the company. We believe that we are not required to distribute material amounts of cash since substantially all of our taxable income is treated as capital gains income. As previously discussed in these Risk Factors, our board of directors, in its sole discretion, determines the amount, timing and frequency of our dividends to shareholders.

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

The market price of our common stock may be influenced by many factors, some of which are beyond our control, including without limitation those described above and elsewhere in this report, as well as the following:

•	actual or anticipated fluctuations in our operating results or our competitors' operating results;
•	announcements by us or our competitors of new products, capacity changes, significant contracts, acquisitions or strategic investments or initiatives;
•	our growth rate and our competitors’ growth rates;
•	general economic conditions;
•	conditions in the financial markets;
•	market interest rates and the relative yields on other financial instruments;
•	general perceptions and expectations regarding housing markets, interest rates, commodity prices, and currencies;
•	changes in stock market analyst recommendations regarding us, our competitors or the forest products industry generally, or lack of analyst coverage of our common stock;
•	sales of our common stock by our executive officers, directors and significant shareholders;
•	sales or repurchases of substantial amounts of common stock;

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 39

•	fluctuation in the market price of our products (see Product Pricing and Profitability above);
•	changes in accounting principles and
•	changes in tax laws and regulations.

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

INFORMATION SYSTEMS AND CYBERSECURITY

We rely on information technology (IT) to support our operations and reporting environments. We face risks associated with the use of IT systems including from security breaches or other significant disruptions, which could affect our ability to operate our businesses effectively, adversely affect our reported financial results, affect our reputation and expose us to potential liability or litigation.

We use IT systems to carry out our operational activities, maintain our business records, and collect and store sensitive data, including intellectual property and other proprietary and personally identifiable information. Some of our systems are internally managed and some are maintained by third-party service providers. Although we employ, and we believe our third-party service providers employ, what we deem to be reasonably adequate security measures and controls, there can be no assurance that our security measures will be effective against the risks we face from cyber-attacks, including from computer hackers, foreign governments and cyber terrorists; malicious code (such as malware, viruses and ransomware); an intentional or unintentional personnel action; a natural disaster; a hardware or software corruption, failure or error; a telecommunications system failure; a service provider failure or error; or any one or more other causes of a security breach, failure or disruption. To date, no events of this nature have had a material adverse effect on our business. However, if in the future our IT systems are significantly disrupted, shutdown or otherwise compromised, or if our data is destroyed, misappropriated or inappropriately disclosed, our financial results or our business operations, or both, could be negatively affected. Additionally, we could suffer significant losses or incur significant liabilities, including without limitation damage to our reputation, loss of customer confidence or goodwill and significant expenditures of time and money to address and remediate resulting damages to affected individuals or business partners or to defend ourselves in resulting litigation or other legal proceedings by affected individuals, business partners or regulators.

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 40

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

LEGAL PROCEEDINGS

Refer to Note 14: Legal Proceedings, Commitments and Contingencies. SEC regulations require us to disclose certain information about proceedings arising under federal, state or local environmental provisions if we reasonably believe that such proceedings may result in monetary sanctions above a stated threshold. In accordance with these regulations, the company uses a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required pursuant to this item.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the symbol WY.

As of December 31, 2021, there were 12,841 holders of record of our common shares.

INFORMATION ABOUT COMMON SHARE REPURCHASES

The following table provides information with respect to purchases of common shares made by the company during fourth quarter 2021:

COMMON SHARE REPURCHASES DURING FOURTH	TOTAL NUMBER OF SHARES	AVERAGE PRICE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR
QUARTER 2021	PURCHASED	PAID PER SHARE	PROGRAMS	PROGRAMS
October 1 - October 31	—	$—	—	$1,000,000,000
November 1 - November 30	1,197,114	$37.38	1,197,114	$955,271,729
December 1 - December 31	752,382	$37.99	752,382	$926,697,847

Total	1,949,496	$37.61	1,949,496	$926,697,847

On September 22, 2021, we announced that our board of directors approved a new share repurchase program under which we are authorized to repurchase up to $1 billion of outstanding shares. Concurrently, the board terminated the remaining repurchase authorization under the share repurchase program approved by the board in February 2019.

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 41

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL SHAREHOLDER RETURN

Weyerhaeuser Company, S&P 500 and S&P Global Timber & Forestry Index

PERFORMANCE GRAPH ASSUMPTIONS

•	Assumes $100 invested on December 31, 2016, in Weyerhaeuser common stock, the S&P 500 Index and the S&P Global Timber & Forestry Index.
•	Total return assumes dividends received are reinvested immediately.
•	Measurement dates are the last trading day of the calendar year shown.

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 42

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

For Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) related to the year ended December 31, 2019, refer to this same section in our 2020 annual report on Form 10-K as filed with the Securities and Exchange Commission on February 19, 2021.

ECONOMIC AND MARKET CONDITIONS AFFECTING OUR OPERATIONS

Overview

In March 2020, COVID-19 was officially declared a global pandemic by the World Health Organization, and a national emergency was declared by the United States. The immediate economic effects of the pandemic were severe, as U.S. gross domestic product (GDP) declined 31 percent in the second quarter of 2020 and the national unemployment rate soared to a record-high of nearly 15 percent in April 2020 driven by the restrictions imposed in response to the pandemic. Since that time the unemployment rate has fallen steadily, and U.S. GDP has rebounded significantly as states have continued to reopen their economies and loosen restrictions. Although market conditions across our businesses deteriorated rapidly in late first quarter and early second quarter 2020, they quickly rebounded as demand for housing and wood products proved resilient. Growth in repair and remodel demand and new residential construction activity resulted in increased demand for wood products. As a result, benchmark prices rose to record levels through May 2021 for most lumber products and into early July for oriented strand board (OSB). During the second quarter, lumber prices, followed by OSB, began a substantial correction as demand from the repair and remodel segment lessened during the summer months. Later in the third quarter, prices bottomed and began to rebound, and increased well above historical norms again by the end of 2021. Looking ahead to 2022, our market conditions and the strength of the broader U.S. economy will continue to be influenced by the trajectory of U.S. housing activity, repair and remodel activity, impacts from COVID-related restrictions, inflation trends, interest rates, and the nature and extent of future government stimulus including the recently-passed Infrastructure Investment and Jobs Act.

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

Business Outlook

The demand for sawlogs within our Timberlands segment is directly affected by domestic production of wood-based building products. The strength of the U.S. housing market, especially new residential construction, strongly affects demand in our Wood Products segment, as does repair and remodeling activity. Seasonal weather patterns impact the level of construction activity in the U.S., which in turn affects demand for our logs and wood products. In the fourth quarter of 2021, weather conditions were favorable for harvest operations in the U.S. South. Our Timberlands segment, specifically the Western region, is also affected by export demand and trade policy. Japanese housing starts are a key driver of export log demand in Japan. The demand for pulpwood from our Timberlands segment is directly affected by the production of pulp, paper and OSB as well as the demand for biofuels, such as pellets made from pulpwood. The Timberlands segment is also influenced by the availability of harvestable timber. In general, Western log markets are highly tensioned while Southern log markets have more available supply. However, additional mill capacity being added in the U.S. South has led to tightening of markets in certain geographies.

On a seasonally adjusted annual basis, as reported by the U.S. Census Bureau, housing starts for fourth quarter 2021 averaged 1.644 million units, a 5.3 percent increase from third quarter 2021. Single family starts averaged 1.148 million units and multi-family starts averaged 496

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 43

thousand units in fourth quarter 2021, which represented increases of 4.7 percent and 6.5 percent from the third quarter, respectively. Total housing starts of 1.595 million in 2021 were up 15.6 percent from 2020. Sales of newly built, single family homes averaged a seasonally adjusted annual rate of 728 thousand units for fourth quarter 2021, which is an increase of 4.2 percent from the third quarter. The continued strength of the housing market has been driven by low inventory, underlying demographic fundamentals, and low mortgage rates. Builders have struggled to keep pace due to material shortages and other constraints, which has contributed to a growing backlog of construction activity.

Repair and remodeling expenditures increased by 5.8 percent from third quarter to fourth quarter 2021 and increased by 13.5 percent for the full year compared to 2020 according to the Census Bureau Advance Retail Spending report. A rebound in do-it-yourself activity and continued strength in projects undertaken by professional contractors contributed to higher sales in the sector.

In U.S. wood product markets, demand was steady during most of fourth quarter 2021 as dealer inventories remained tight. In the second half of the fourth quarter, lumber and OSB prices rebounded sharply from lows in the third quarter. In addition to steady demand, floods in British Columbia contributed to the increase in prices. The Random Lengths Framing Lumber Composite price averaged $691/MBF and the OSB Composite averaged $624/MSF in fourth quarter 2021.

Western log markets have shown continued strength in response to the increase in lumber prices and limited log supply. Douglas fir sawlog prices increased by 4 percent in fourth quarter 2021 compared with third quarter 2021 as reported by RISI Log Lines. The strength in Western log prices was supported by multiple factors including continued demand in export markets. In the South, sawlog prices increased by 1 percent from third quarter 2021 and 10 percent from fourth quarter 2020 as reported by TimberMart-South. While weather events contributed to some of this increase, transportation constraints and additional mill demand also contributed to more tensioned log markets.

Exchange rates, available supply from other countries and trade policy affect our export businesses. During fourth quarter 2021, continued disruptions in global shipping, diversion of European log and lumber supply to other markets, and bans on Australian log imports to China generally had a positive impact on China’s demand for logs imported from the U.S. In Japan, total housing starts increased 5.1 percent year to date through November compared to the same period in 2020, while the key Post and Beam segment saw an 8.9 percent increase. Decreased redwood lumber imports from Europe to Japan have continued to be favorable to our Japanese log export business.

Inflation affects our business, especially in increased costs for materials and labor, although there are also offsetting impacts including wood product prices and timberland’s effectiveness as an inflation hedge. Over the last twelve months, the Consumer Price Index (CPI) increased by 7.0 percent, while the Producer Price Index (final demand) increased by 9.7 percent.

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

FINANCIAL PERFORMANCE SUMMARY

Net Sales by Segment

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 44

Contribution to Earnings by Segment

RESULTS OF OPERATIONS

In reviewing our results of operations, it is important to understand these terms:

•	Sales realizations refer to net selling prices — this includes selling price plus freight minus normal sales deductions.
•	Net contribution (charge) to earnings refers to earnings (loss) before interest expense and income taxes.

CONSOLIDATED RESULTS

HOW WE DID

Summary of Financial Results

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES
			AMOUNT OF CHANGE
	2021	2020	2021 vs. 2020
Net sales	$10,201	$7,532	$2,669
Costs of sales	$6,103	$5,447	$656
Operating income	$3,643	$1,710	$1,933
Net earnings	$2,607	$797	$1,810
Basic earnings per share	$3.48	$1.07	$2.41
Diluted earnings per share	$3.47	$1.07	$2.40

COMPARING 2021 WITH 2020

Net Sales

Net sales increased $2,669 million — 35 percent — primarily due to:

•	a $2,431 million increase in Wood Products net sales to unaffiliated customers, primarily attributable to increased sales realizations across all product lines;
•	a $170 million increase in Timberlands net sales to unaffiliated customers, primarily due to increased sales realizations in the Western and Southern regions and
•	a $68 million increase in Real Estate & ENR net sales to unaffiliated customers, primarily attributable to increases in mitigation bank sales and the average price per real estate acre sold.

Costs of Sales

Costs of sales increased $656 million — 12 percent — primarily due to increased freight costs and increased sales volumes across most product lines within our Wood Products segment, as well as increased freight costs and third-party log purchases within our Timberlands segment.

These increases were partially offset by a decrease in real estate acres sold within our Real Estate & ENR segment. Refer to additional analysis of fluctuations within our Wood Products, Timberlands and Real Estate, Energy and Natural Resources discussions below.

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 45

Operating Income

Operating income increased $1,933 million — 113 percent — primarily due to a $2,013 million increase in consolidated gross margin (see discussion of components above), as well as an $80 million timber casualty loss recorded in third quarter 2020 related to the Oregon wildfires.

These changes were partially offset by a $150 million decrease in gain on sale of timberlands (refer to Note 4: Timberland Acquisitions and Divestitures).

Net Earnings

Net earnings increased $1,810 million — 227 percent — primarily due to:

•	a $1,933 million increase in operating income, as discussed above;
•	a $271 million decrease in non-operating pension and other post-employment benefit costs (refer to Note 9: Pension and Other Post-Employment Benefit Plans) and
•	a $130 million decrease in interest expense (refer to Interest Expense below).

These changes were partially offset by a $524 million increase in income tax expense (refer to Income Taxes below).

TIMBERLANDS

HOW WE DID

We report sales volumes and annual production data for our Timberlands segment in Our Business/What We Do/Timberlands.

Net Sales and Net Contribution to Earnings for Timberlands

DOLLAR AMOUNTS IN MILLIONS
			AMOUNT OF CHANGE
	2021	2020	2021 vs. 2020
Net sales to unaffiliated customers:
Delivered logs:
West	$869	$720	$149
South	589	573	16
North	52	52	—
			0
Total	1,510	1,345	165
Stumpage and pay-as-cut timber	31	19	12
Recreational and other lease revenue	65	63	2
Other products(1)	30	39	(9)
			0
Subtotal net sales to unaffiliated customers	1,636	1,466	170
Intersegment net sales	535	471	64
			0
Total segment net sales	$2,171	$1,937	$234
			0
Costs of sales	$1,650	$1,491	$159
Operating income and Net contribution to earnings	$464	$455	$9

(1)	Other products include sales of seeds and seedlings from our nursery operations and wood chips.

COMPARING 2021 WITH 2020

Net Sales — Unaffiliated Customers

Net sales to unaffiliated customers increased $170 million — 12 percent — primarily due to a $149 million increase in Western log sales attributable to a 27 percent increase in sales realizations, partially offset by a 5 percent decrease in sales volumes, as well as a $16 million increase in Southern log sales attributable to a 5 percent increase in sales realizations, partially offset by a 2 percent decrease in sales volumes.

Intersegment Sales

Intersegment sales increased $64 million — 14 percent — primarily due to an 11 percent increase in sales realizations, as well as a 3 percent increase in sales volumes.

Costs of Sales

Costs of sales increased $159 million — 11 percent — primarily due to increased freight costs and third-party log purchases, partially offset by the decrease in third-party sales volumes, as discussed above.

Operating Income and Net Contribution to Earnings

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 46

Operating income and net contribution to earnings increased $9 million — 2 percent — primarily due to an $80 million timber casualty loss recorded in third quarter 2020 related to the Oregon wildfires, the change in the components of gross margin as discussed above, and a $32 million gain on the sale of timberlands in the North Cascades region of Washington recorded in third quarter 2021, partially offset by a $182 million gain on the sale of certain southern Oregon timberlands recorded in fourth quarter 2020.

REAL ESTATE, ENERGY AND NATURAL RESOURCES

HOW WE DID

We report acres sold and average price per acre for our Real Estate, Energy and Natural Resources segment in Our Business/What We Do/Real Estate, Energy and Natural Resources.

Net Sales and Net Contribution to Earnings for Real Estate, Energy and Natural Resources

DOLLAR AMOUNTS IN MILLIONS
			AMOUNT OF CHANGE
	2021	2020	2021 vs. 2020
Net sales to unaffiliated buyers:
Real estate	$246	$202	$44
Energy and natural resources	98	74	24

Total segment net sales	$344	$276	$68

Costs of sales	$109	$165	$(56)
Net contribution to earnings	$210	$86	$124

The volume of real estate sales is a function of many factors, including:

•	the general state of the economy,
•	demand in local real estate markets,
•	the ability to obtain entitlements,
•	the ability of buyers to obtain financing,
•	the number of competing properties listed for sale,
•	the seasonal nature of sales (particularly in the northern states),
•	the plans of adjacent landowners,
•	our expectations of future price appreciation,
•	the timing of harvesting activities and
•	the availability of government and not-for-profit funding (especially for conservation sales).

In any period, the average sales price per acre will vary based on the location and physical characteristics of parcels sold.

COMPARING 2021 WITH 2020

Net Sales

Net sales increased $68 million — 25 percent — primarily attributable to increases in mitigation bank sales, the average price per acre sold and energy and natural resources sales.

Costs of Sales

Costs of sales decreased $56 million — 34 percent — primarily attributable to a decrease in the amount of acres sold.

Net Contribution to Earnings

Net contribution to earnings increased $124 million — 144 percent — attributable to the change in the components of gross margin, as discussed above.

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 47

WOOD PRODUCTS

HOW WE DID

We report sales volumes and annual production data for our Wood Products segment in Our Business/What We Do/Wood Products.

Net Sales and Net Contribution to Earnings for Wood Products

DOLLAR AMOUNTS IN MILLIONS
			AMOUNT OF CHANGE
	2021	2020	2021 vs. 2020
Net sales:
Structural lumber	$3,721	$2,602	$1,119
Oriented strand board	1,840	1,013	827
Engineered solid section	679	505	174
Engineered I-joists	447	316	131
Softwood plywood	210	171	39
Medium density fiberboard	186	171	15
Complementary building products	790	676	114
Other products produced (1)	348	336	12

Total segment net sales	$8,221	$5,790	$2,431

Costs of sales	$4,808	$4,221	$587
Operating income and Net contribution to earnings	$3,211	$1,340	$1,871

(1)	Other products produced sales include wood chips, other byproducts and third-party residual log sales from our Canadian Forestlands operations.

COMPARING 2021 WITH 2020

Net Sales

Net sales increased $2,431 million — 42 percent — primarily due to:

•	a $1,119 million increase in structural lumber sales attributable to a 42 percent increase in sales realizations;
•	an $827 million increase in oriented strand board sales attributable to a 97 percent increase in sales realizations, partially offset by an 8 percent decrease in sales volumes;
•	a $174 million increase in engineered solid section sales attributable to a 29 percent increase in sales realizations, as well as a 4 percent increase in sales volumes;
•	a $131 million increase in engineered I-joists sales attributable to a 38 percent increase in sales realizations;
•	a $114 million increase in complementary building products sales attributable to increased sales realizations;
•	a $39 million increase in softwood plywood sales attributable to a 66 percent increase in sales realizations, partially offset by a 26 percent decrease in sales volumes;
•	a $15 million increase in medium density fiberboard sales attributable to a 7 percent increase in sales realizations and
•	a $12 million increase in other products produced sales attributable to increased sales volumes for veneer, as well as increased sales realizations for veneer and logs.

Costs of Sales

Costs of sales increased $587 million — 14 percent — primarily attributable to increased freight costs, sales volumes and raw material costs for most products.

Operating Income and Net Contribution to Earnings

Operating income and net contribution to earnings increased $1,871 million — 140 percent — primarily due to the change in the components of gross margin, as discussed above.

UNALLOCATED ITEMS

Unallocated Items are gains or charges related to company-level initiatives or previous businesses that are not allocated to our current business segments. They include all or a portion of items such as:

•	share-based compensation,
•	pension and post-employment costs,

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 48

•	elimination of intersegment profit in inventory and LIFO,
•	foreign exchange transaction gains and losses resulting from changes in exchange rates primarily related to our U.S. dollar denominated cash and debt balances that are held by our Canadian subsidiary,
•	interest income and other, as well as
•	legacy obligations, such as environmental remediation and workers compensation.

Net Charge to Earnings for Unallocated Items

DOLLAR AMOUNTS IN MILLIONS
			AMOUNT OF CHANGE
	2021	2020	2021 vs. 2020
Unallocated corporate function and variable compensation expense	$(129)	$(109)	$(20)
Liability classified share-based compensation	(6)	(2)	(4)
Foreign exchange gain (loss)	5	(7)	12
Elimination of intersegment profit in inventory and LIFO	(23)	(17)	(6)
Other	(89)	(36)	(53)

Operating loss	(242)	(171)	(71)
Non-operating pension and other post-employment benefit costs	(19)	(290)	271
Interest income and other	5	5	—

Net charge to earnings	$(256)	$(456)	$200

Net charge to earnings decreased by $200 million — 44 percent — primarily due to a $271 million decrease in non-operating pension and other post-employment benefit costs primarily attributable to a $253 million decrease in pension settlement charges (refer to Note 9: Pension and Other Post-Employment Benefit Plans).

This decrease was partially offset by a $53 million increase in other, primarily due to increased costs for group insurance, as well as a $20 million increase in unallocated corporate function and variable compensation expense.

INTEREST EXPENSE

Our net interest expense incurred for the last two years was:

•	$313 million in 2021 and
•	$443 million in 2020.

Interest expense decreased by $130 million compared to 2020 primarily due to $92 million of charges related to the early extinguishment of debt (refer to Note 12: Long-Term Debt, Net) recorded in 2020, with no similar activity in 2021. The remaining change was due to a decrease in average outstanding debt in 2021 compared to 2020.

INCOME TAXES

As a REIT, we generally are not subject to federal corporate level income taxes on REIT taxable income that is distributed to shareholders. Historical distributions to shareholders, including amounts and tax characteristics, are summarized in the table below.

AMOUNTS PER SHARE
	2021	2020
Common - capital gain distribution	$1.18	$0.51

We are required to pay corporate income taxes on earnings of our TRSs, which include our Wood Products segment and portions of our Timberlands and Real Estate & ENR segments' earnings. Our provision for income taxes is primarily driven by earnings generated by our TRSs.

Our provision for income taxes the last two years was:

•	$709 million in 2021 and
•	$185 million in 2020.

During 2020, we recorded a $60 million tax benefit related to the noncash pretax settlement charge recorded in connection with our U.S. pension plan. Refer to Note 20: Income Taxes and Note 9: Pension and Other Post-Employment Benefit Plans for further information.

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 49

LIQUIDITY AND CAPITAL RESOURCES

We are committed to maintaining an appropriate capital structure that provides flexibility and enables us to protect the interests of our shareholders and meet our obligations to our lenders, while also maintaining access to all major financial markets. As of December 31, 2021, we had $1.9 billion in cash and cash equivalents and $1.5 billion of availability on our line of credit, which expires in January 2025. We believe we have sufficient liquidity to meet our cash requirements for the foreseeable future.

CASH FROM OPERATIONS

Consolidated net cash from operations was:

•	$3,159 million in 2021 and
•	$1,529 million in 2020.

COMPARING 2021 WITH 2020

Net cash from operations increased by $1,630 million, primarily due to:

•	increased cash inflows from our business operations, primarily from our Wood Products segment, and
•	decreased cash used for interest payments.

These changes were partially offset by a $433 million increase in cash paid for income taxes.

Pension Contributions and Benefit Payments Made and Expected

During 2021, we contributed a total of $59 million to our pension and post-employment plans, compared to a total of $30 million during 2020.

For 2022, we expect to contribute approximately $30 million to our pension and post-employment benefit plans. Refer to Note 9: Pension and Other Post-Employment Benefit Plans for further information.

INVESTING IN OUR BUSINESS

Cash from investing activities includes items such as:

•	acquisitions of property, equipment, timberlands and reforestation and
•	proceeds from sales of assets and operations.

Consolidated net cash from investing activities was:

•	$(325) million in 2021 and
•	$185 million in 2020.

COMPARING 2021 WITH 2020

Net cash from investing activities decreased by $510 million, primarily due to:

•	a $362 million decrease in proceeds received from variable interest entities;
•	a $265 million decrease in proceeds from the sale of timberlands and
•	a $161 million increase in capital expenditures for property and equipment.

These changes were partially offset by a $276 million decrease in cash paid for timberlands acquisitions.

Summary of Capital Spending by Business Segment

DOLLAR AMOUNTS IN MILLIONS
	2021	2020
Timberlands	$114	$104
Wood Products	320	176
Unallocated Items	7	1

Total	$441	$281

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 50

We expect our capital expenditures for 2022 to be approximately $440 million. The amount we spend on capital expenditures could change due to:

•	future economic conditions,
•	environmental regulations,
•	changes in the composition of our business,
•	weather,
•	timing of equipment purchases and
•	capital needs related to other business opportunities.

FINANCING

Cash from financing activities includes items such as:

•	issuances and payments of debt,
•	borrowings and payments on our revolving line of credit,
•	proceeds from option exercises and
•	payments for cash dividends and repurchasing stock.

Consolidated net cash from financing activities was:

•	$(1,330) million in 2021 and
•	$(1,358) million in 2020.

COMPARING 2021 WITH 2020

Net cash from financing activities increased $28 million in 2021, primarily due to:

•	a $385 million decrease in net cash used for payments on long-term debt and
•	a $230 million decrease in net cash paid related to borrowings on our line of credit.

These changes were largely offset by the following:

•	a $503 million increase in cash paid for dividends and
•	a $100 million increase in cash used for repurchases of common shares.

LONG-TERM DEBT

Our consolidated long-term debt (including current portion) was:

•	$5.1 billion as of December 31, 2021 and
•	$5.5 billion as of December 31, 2020.

The decrease in our long-term debt during 2021 is attributable to the repayment of our $225 million variable-rate term loan and our $150 million 9.00 percent notes.

The weighted average interest rate and the weighted average maturity on our long-term debt as of December 31, 2021 were 6.06 percent and 6.7 years, respectively.

See Note 12: Long-Term Debt, Net for more information.

LINE OF CREDIT

In January 2020, we refinanced and extended our $1.5 billion five-year senior unsecured revolving credit facility, which expires in January 2025. As of December 31, 2021 and December 31, 2020, we had no outstanding borrowings on the revolving credit facility and we were in compliance with the revolving credit facility covenants.

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

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 51

Our Covenants

Our key covenants include the requirement to maintain:

•	a minimum total adjusted shareholders' equity of $3.0 billion and
•	a defined debt-to-total-capital ratio of 65 percent or less.

Our total adjusted shareholders' equity is comprised of:

•	total shareholders’ equity,
•	excluding accumulated other comprehensive income (loss),
•	minus our investment in our unrestricted subsidiaries.

Our capitalization is comprised of:

•	total debt,
•	plus total adjusted shareholders' equity.

As of December 31, 2021, we had:

•	total adjusted shareholders' equity of $11.2 billion and
•	a defined debt-to-total-capital ratio of 31.2 percent.

When calculating compliance in accordance with financial debt covenants as of December 31, 2021 and December 31, 2020, we excluded the full amount of accumulated other comprehensive loss of $479 million and $822 million, respectively. See Note 15: Shareholders’ Interest for further information on accumulated other comprehensive loss.

There are no other significant financial debt covenants related to our third-party debt.

CREDIT RATINGS

As of December 31, 2021, our long-term issuer credit rating was BBB and Baa2 from S&P and Moody’s, respectively.

OPTION EXERCISES

Our cash proceeds from the exercise of stock options were:

•	$51 million in 2021 and
•	$33 million in 2020.

Our average stock price was $36.06 and $26.04 in 2021 and 2020, respectively.

DIVIDENDS

We paid cash dividends on common shares of:

•	$884 million in 2021 and
•	$381 million in 2020.

The increase in dividends paid is primarily due to the interim supplemental dividend of $375 million paid in the fourth quarter of 2021, as well as the temporary suspension of our quarterly dividend payments in the second and third quarter of 2020. On January 28, 2022, our board of directors declared a supplemental dividend of $1.45 per share based on 2021 financial results. The dividend is payable on February 28, 2022 to shareholders of record as of the close of business on February 18, 2022.

SHARE REPURCHASES

We repurchased over 2.7 million shares for approximately $100 million (including transaction fees) during the year ended December 31, 2021. As of December 31, 2021, we had remaining authorization of $927 million for future share repurchases. We did not repurchase shares in 2020. For further information on share repurchases see Note 15: Shareholders’ Interest.

OUR CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

More details about our contractual obligations and commercial commitments are in Note 9: Pension and Other Post-Employment Benefit Plans, Note 11: Line of Credit, Note 12: Long-Term Debt, Net, Note 14: Legal Proceedings, Commitments and Contingencies and Note 20: Income Taxes.

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 52

Significant Contractual Obligations as of December 31, 2021

Significant contractual obligations as of December 31, 2021 include our long-term debt obligations and lease obligations. Refer to Note 12: Long Term Debt, Net and Note 17: Leases, respectively, for further information. Additional significant contractual obligations are included below.

DOLLAR AMOUNTS IN MILLIONS
			PAYMENTS DUE BY PERIOD
		LESS THAN	1–3	3–5	MORE THAN
	TOTAL	1 YEAR	YEARS	YEARS	5 YEARS
Interest(1)	$2,183	$313	$571	$444	$855
Purchase obligations(2)	$586	$124	$181	$162	$119
Employee-related obligations(3)	$373	$154	$34	$23	$63

(1)	Amounts presented for interest payments assume that all long-term debt obligations outstanding as of December 31, 2021 will remain outstanding until maturity.
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

(3)

The timing of certain payments within this category will be triggered by retirements or other events. These payments can include workers' compensation, deferred compensation and banked vacation, among other obligations. When the timing of payment is uncertain, the amounts are included in the total column only. Minimum pension funding is required by established funding standards and estimates are not made for 2023 onward. Estimated payments of contractually obligated post-employment benefits are not included due to the uncertainty of payment timing.

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

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 53

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

Our discount rates as of December 31, 2021 are:

•	2.9 percent for our U.S. pension plans — compared with 2.5 percent at December 31, 2020;
•	2.6 percent for our U.S. post-employment plans — compared with 2.1 percent at December 31, 2020;
•	3.1 percent for our Canadian pension plans — compared with 2.5 percent at December 31, 2020 and
•	3.0 percent for our Canadian post-employment plans — compared with 2.4 percent at December 31, 2020.

Pension expenses for 2022 will be based on the 2.9 percent and 3.1 percent assumed discount rates for the U.S. pension plan and the Canadian pension plan, respectively, and the 2.6 percent and 3.0 percent assumed discount rates for the U.S. and Canadian post-employment benefit plans, respectively.

Our discount rates are important in determining the cost of our plans. A 50 basis point decrease in our discount rate would increase expense or reduce a credit by approximately:

•	$18 million for our U.S. qualified pension plans and
•	$6 million for our Canadian registered pension plans.

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

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 54

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

Adjusted EBITDA by Segment

DOLLAR AMOUNTS IN MILLIONS
	2021	2020
Timberlands	$693	$610
Real Estate & ENR	296	241
Wood Products	3,357	1,527
Unallocated Items	(252)	(177)

Total	$4,094	$2,201

We reconcile Adjusted EBITDA to net earnings for the consolidated company and to operating income for the business segments, as those are the most directly comparable U.S. GAAP measures for each.

The table below reconciles Adjusted EBITDA by segment to net earnings for the year ended December 31, 2021:

DOLLAR AMOUNTS IN MILLIONS
		REAL ESTATE	WOOD	UNALLOCATED
	TIMBERLANDS	& ENR	PRODUCTS	ITEMS	TOTAL
Net earnings					$2,607
Interest expense, net of capitalized interest					313
Income taxes					709

Net contribution (charge) to earnings	$464	$210	$3,211	$(256)	$3,629
Non-operating pension and other post-employment benefit costs	—	—	—	19	19
Interest income and other	—	—	—	(5)	(5)

Operating income (loss)	464	210	3,211	(242)	3,643
Depreciation, depletion and amortization	261	15	196	5	477
Basis of real estate sold	—	71	—	—	71
Special items included in operating income (loss)(1)(2)(3)	(32)	—	(50)	(15)	(97)

Adjusted EBITDA	$693	$296	$3,357	$(252)	$4,094

(1)	Operating income (loss) for Timberlands includes a pretax special item consisting of a $32 million gain on sale of timberlands.
(2)	Operating income (loss) for Wood Products includes pretax special items consisting of a $37 million product remediation insurance recovery and a $13 million insurance recovery.
(3)	Operating income (loss) for Unallocated Items includes a pretax special item consisting of a $15 million noncash legal benefit.

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 55

The table below reconciles Adjusted EBITDA by segment to net earnings for the year ended December 31, 2020:

DOLLAR AMOUNTS IN MILLIONS
		REAL ESTATE	WOOD	UNALLOCATED
	TIMBERLANDS	& ENR	PRODUCTS	ITEMS	TOTAL
Net earnings					$797
Interest expense, net of capitalized interest(1)					443
Income taxes					185

Net contribution (charge) to earnings	$455	$86	$1,340	$(456)	$1,425
Non-operating pension and other post-employment benefit costs(2)	—	—	—	290	290
Interest income and other	—	—	—	(5)	(5)

Operating income (loss)	455	86	1,340	(171)	1,710
Depreciation, depletion and amortization	257	14	195	6	472
Basis of real estate sold	—	141	—	—	141
Special items included in operating income (loss)(3)(4)(5)	(102)	—	(8)	(12)	(122)

Adjusted EBITDA	$610	$241	$1,527	$(177)	$2,201

(1)	Interest expense, net of capitalized interest includes pretax special items of $92 million related to charges for the early extinguishment of debt.
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

The table below reconciles net earnings before special items to net earnings:

DOLLAR AMOUNTS IN MILLIONS
	2021	2020
Net earnings	$2,607	$797
Early extinguishment of debt charges	—	92
Gain on sale of timberlands	(32)	(182)
Insurance recovery	(9)	—
Legal benefits	(12)	(12)
Pension settlement charge	—	193
Product remediation recoveries	(28)	(6)
Timber casualty loss	—	80

Net earnings before special items	$2,526	$962

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 56

The table below reconciles net earnings per diluted share before special items to net earnings per diluted share:

AMOUNTS PER SHARE
	2021	2020
Net earnings per diluted share	$3.47	$1.07
Early extinguishment of debt charges	—	0.12
Gain on sale of timberlands	(0.04)	(0.24)
Insurance recovery	(0.01)	—
Legal benefits	(0.01)	(0.02)
Pension settlement charge	—	0.26
Product remediation recoveries	(0.04)	(0.01)
Timber casualty loss	—	0.11

Net earnings per diluted share before special items	$3.37	$1.29

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

LONG-TERM DEBT OBLIGATIONS

The following summary of our long-term debt obligations includes:

•	scheduled principal repayments for the next five years and after,
•	weighted average interest rates for debt maturing in each of the next five years and after and
•	estimated fair values of outstanding obligations.

We estimate the fair value of long-term debt based on quoted market prices we receive for the same types and issues of our debt or on the discounted value of the future cash flows using market yields for the same type and comparable issues of debt. Changes in market rates of interest affect the fair value of our fixed-rate debt.

SUMMARY OF LONG-TERM DEBT OBLIGATIONS AS OF DECEMBER 31, 2021

DOLLAR AMOUNTS IN MILLIONS
	2022	2023	2024	2025	2026	THEREAFTER	TOTAL(1)	FAIR VALUE
Fixed-rate debt	$—	$1,051	$—	$436	$312	$3,326	$5,125	$6,221
Average interest rate	—%	5.56%	—%	8.33%	7.68%	5.77%	6.06%	N/A

(1)	Excludes $26 million of unamortized discounts, capitalized debt expense and business combination fair value adjustments.

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 57

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Weyerhaeuser Company:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Weyerhaeuser Company and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 18, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Projected benefit obligations for pensions

As discussed in Notes 1 and 9 to the consolidated financial statements, the Company’s projected benefit obligations for pensions were $3,708 million as of December 31, 2021. The Company estimates the liability related to their pension plans using actuarial models that include assumptions about the Company’s discount rates.

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

Seattle, Washington

February 18, 2022

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 58

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2021

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES
	2021	2020	2019
Net sales	$10,201	$7,532	$6,554
Costs of sales	6,103	5,447	5,412

Gross margin	4,098	2,085	1,142
Selling expenses	95	83	84
General and administrative expenses	396	347	348
Charges for integration and restructuring, closures and asset impairments (Note 4)	—	1	80
Product remediation recoveries (Note 18)	(37)	(8)	(68)
Gain on sale of timberlands (Note 4)	(32)	(182)	(48)
Other operating costs, net (Note 19)	33	134	95

Operating income	3,643	1,710	651
Non-operating pension and other post-employment benefit costs (Note 9)	(19)	(290)	(516)
Interest income and other	5	5	30
Interest expense, net of capitalized interest	(313)	(443)	(378)

Earnings (loss) before income taxes	3,316	982	(213)
Income taxes (Note 20)	(709)	(185)	137

Net earnings (loss)	$2,607	$797	$(76)

Earnings (loss) per share (Note 5):
Basic	$3.48	$1.07	$(0.10)
Diluted	$3.47	$1.07	$(0.10)
Weighted average shares outstanding (in thousands) (Note 5):
Basic	749,496	746,931	745,897
Diluted	750,983	747,899	745,897

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 59

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2021

DOLLAR AMOUNTS IN MILLIONS
	2021	2020	2019
Comprehensive income:
Net earnings (loss)	$2,607	$797	$(76)
Other comprehensive income (loss):
Foreign currency translation adjustments	(11)	18	26
Changes in unamortized actuarial loss, net of tax expense of $112 in 2021, $22 in 2020 and $73 in 2019	351	62	225
Changes in unamortized net prior service credit, net of tax (expense) benefit of $1 in 2021, $0 in 2020 and ($1) in 2019	3	2	(3)

Total comprehensive income	$2,950	$879	$172

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 60

CONSOLIDATED BALANCE SHEET

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PAR VALUE
	DECEMBER 31, 2021	DECEMBER 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,879	$495
Receivables, net	507	450
Receivables for taxes	24	82
Inventories (Note 6)	520	443
Prepaid expenses and other current assets	205	139

Total current assets	3,135	1,609
Property and equipment, net (Note 7)	2,057	2,013
Construction in progress	175	73
Timber and timberlands at cost, less depletion	11,510	11,827
Minerals and mineral rights, less depletion	255	268
Deferred tax assets (Note 20)	17	120
Other assets	503	401

Total assets	$17,652	$16,311

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt (Notes 12 and 13)	$—	$150
Accounts payable	281	204
Accrued liabilities (Note 10)	673	596

Total current liabilities	954	950
Long-term debt, net (Notes 12 and 13)	5,099	5,325
Deferred tax liabilities (Note 20)	46	24
Deferred pension and other post-employment benefits (Note 9)	440	911
Other liabilities	346	370
Commitments and contingencies (Note 14)

Total liabilities	6,885	7,580
Equity:
Weyerhaeuser shareholders’ interest (Notes 15 and 16):
Common shares: $1.25 par value; authorized 1,360 million shares; issued and outstanding: 747,301 thousand shares at December 31, 2021 and 747,385 thousand shares at December 31, 2020	934	934
Other capital	8,181	8,208
Retained earnings	2,131	411
Accumulated other comprehensive loss (Note 15)	(479)	(822)

Total equity	10,767	8,731

Total liabilities and equity	$17,652	$16,311

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 61

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2021

DOLLAR AMOUNTS IN MILLIONS
	2021	2020	2019
Cash flows from operations:
Net earnings (loss)	$2,607	$797	$(76)
Noncash charges (credits) to earnings (loss):
Depreciation, depletion and amortization	477	472	510
Basis of real estate sold	71	141	116
Deferred income taxes, net (Note 20)	14	(56)	(169)
Pension and other post-employment benefits (Note 9)	61	326	548
Share-based compensation expense (Note 16)	30	30	30
Charges for impairment of assets (Note 4)	—	—	80
Net gains on sale of timberlands (Note 4)	(32)	(182)	(48)
Timber casualty loss (Note 19)	—	80	—
Change in:
Receivables, net	(57)	(141)	13
Receivables and payables for taxes	99	65	33
Inventories	(77)	(25)	(23)
Prepaid expenses and other current assets	(25)	(4)	6
Accounts payable and accrued liabilities	113	(17)	37
Pension and post-employment benefit contributions and payments	(59)	(30)	(45)
Other	(63)	73	(46)

Net cash from operations	3,159	1,529	966

Cash flows from investing activities:
Capital expenditures for property and equipment	(386)	(225)	(327)
Capital expenditures for timberlands reforestation	(55)	(56)	(57)
Acquisition of timberlands (Note 4)	(149)	(425)	—
Proceeds from note receivable held by variable interest entities (Note 8)	—	362	253
Proceeds from sale of timberlands (Note 4)	261	526	297
Other	4	3	21

Net cash from investing activities	(325)	185	187

Cash flows from financing activities:
Cash dividends on common shares	(884)	(381)	(1,013)
Net proceeds from issuance of long-term debt (Note 12)	—	732	739
Payments on long-term debt (Note 12)	(375)	(1,492)	(512)
Proceeds from borrowings on line of credit (Note 11)	—	550	1,095
Payments on line of credit (Note 11)	—	(780)	(1,290)
Payments on debt held by variable interest entities (Note 8)	—	—	(302)
Proceeds from exercise of stock options	51	33	13
Repurchases of common shares (Note 15)	(100)	—	(60)
Other	(22)	(20)	(18)

Net cash from financing activities	(1,330)	(1,358)	(1,348)

Net change in cash, cash equivalents and restricted cash	$1,504	$356	$(195)

Cash, cash equivalents and restricted cash at beginning of year	$495	$139	$334
Cash, cash equivalents and restricted cash at end of year	$1,999	$495	$139
Cash paid (received) during the year for:
Interest, net of amounts capitalized of $4 in 2021, $4 in 2020 and $5 in 2019	$315	$365	$370
Income taxes, net of refunds	$609	$176	$(2)

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 62

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2021

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES
	2021	2020	2019
Common shares:
Balance at beginning of year	$934	$932	$933
Issued for exercise of stock options and vested units	3	2	2
Repurchases of common shares (Note 15)	(3)	—	(3)

Balance at end of year	934	934	932

Other capital:
Balance at beginning of year	8,208	8,152	8,172
Issued for exercise of stock options	49	31	12
Repurchases of common shares (Note 15)	(97)	—	(57)
Share-based compensation	30	30	30
Other transactions, net	(9)	(5)	(5)

Balance at end of year	8,181	8,208	8,152

Retained earnings (accumulated deficit):
Balance at beginning of year	411	(3)	1,093
Net earnings (loss)	2,607	797	(76)
Dividends on common shares	(887)	(383)	(1,013)
Adjustments related to new accounting pronouncements (Note 17)	—	—	(7)

Balance at end of year	2,131	411	(3)

Accumulated other comprehensive loss:
Balance at beginning of year	(822)	(904)	(1,152)
Other comprehensive income	343	82	248

Balance at end of year	(479)	(822)	(904)

Total equity:

Balance at end of year	$10,767	$8,731	$8,177

Dividends paid per common share	$1.18	$0.51	$1.36

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 63

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 64

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

We are principally engaged in:

•	growing and harvesting timber;
•	maximizing the value of our acreage through the sale of higher and better use (HBU) properties and monetizing the value of surface and subsurface assets through leases and royalties and
•	manufacturing, distributing and selling products made from trees.

Our business segments are organized based primarily on products and services.

SEGMENT	PRODUCTS AND SERVICES
Timberlands	Logs, timber, recreational leases and other products.
Real Estate & ENR	Real Estate (sales of timberlands) and ENR (rights to explore for and extract hard minerals, construction materials, natural gas production, wind and solar).
Wood Products	Structural lumber, oriented strand board, engineered wood products and building materials distribution.

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 65

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

Reclassifications

We have reclassified certain balances and results from prior years to be consistent with our 2021 reporting. This makes year-to-year balances comparable. Our reclassifications had no effect on consolidated net earnings or equity.

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

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 66

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

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 67

•	replacement values of comparable assets and
•	agreed upon sale price or offer price.

ITEMS RELATED TO FINANCING OUR BUSINESS

Key items related to financing our business include financial instruments, cash equivalents and concentration of risk.

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

Concentration of Risk

We disclose customers that represent a concentration of risk. As of December 31, 2021, and December 31, 2020, no customer accounted for 10 percent or more of our net sales.

ITEMS RELATED TO OPERATIONS

Key items related to operations include revenue recognition, inventories, shipping and handling costs, income taxes, pension and other post-employment benefit plans and environmental remediation.

Revenue Recognition

Refer to Note 3: Revenue Recognition for details on how we account for revenue.

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

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 68

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

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 69

NOTE 2: BUSINESS SEGMENTS

Our business segments and how we account for those segments are discussed in Note 1: Summary of Significant Accounting Policies. This note provides key financial data by business segment.

KEY FINANCIAL DATA BY BUSINESS SEGMENT

Sales and Net Contribution (Charge) to Earnings

DOLLAR AMOUNTS IN MILLIONS
	TIMBERLANDS	REAL ESTATE & ENR	WOOD PRODUCTS	UNALLOCATED ITEMS AND INTERSEGMENT ELIMINATIONS	CONSOLIDATED
Sales to unaffiliated customers
2021	$1,636	$344	$8,221	$—	$10,201
2020	$1,466	$276	$5,790	$—	$7,532
2019	$1,618	$313	$4,623	$—	$6,554
Intersegment sales
2021	$535	$—	$—	$(535)	$—
2020	$471	$—	$—	$(471)	$—
2019	$503	$1	$—	$(504)	$—
Net contribution (charge) to earnings
2021	$464	$210	$3,211	$(256)	$3,629
2020	$455	$86	$1,340	$(456)	$1,425
2019	$347	$144	$353	$(679)	$165

Management evaluates segment performance based on the net contribution (charge) to earnings of the respective segments. An analysis and reconciliation of our business segment information to the consolidated financial statements are included below:

Reconciliation of Net Contribution to Earnings to Net Earnings (Loss)

DOLLAR AMOUNTS IN MILLIONS
	2021	2020	2019
Net contribution to earnings	$3,629	$1,425	$165
Interest expense, net of capitalized interest	(313)	(443)	(378)

Income (loss) before income taxes	3,316	982	(213)
Income taxes	(709)	(185)	137

Net earnings (loss)	$2,607	$797	$(76)

Additional Financial Information

DOLLAR AMOUNTS IN MILLIONS
	TIMBERLANDS	REAL ESTATE & ENR	WOOD PRODUCTS	UNALLOCATED ITEMS	CONSOLIDATED
Depreciation, depletion and amortization
2021	$261	$15	$196	$5	$477
2020	$257	$14	$195	$6	$472
2019	$301	$14	$191	$4	$510
Capital expenditures
2021	$114	$—	$320	$7	$441
2020	$104	$—	$176	$1	$281
2019	$112	$—	$257	$15	$384

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 70

Total Assets

DOLLAR AMOUNTS IN MILLIONS
	TIMBERLANDS AND REAL ESTATE & ENR	WOOD PRODUCTS	UNALLOCATED ITEMS	CONSOLIDATED
Total assets(1)
2021	$12,737	$2,891	$2,024	$17,652
2020	$12,874	$2,619	$818	$16,311
(1)	Assets attributable to the Real Estate & ENR business segment are combined with total assets for the Timberlands segment as we do not produce separate balance sheets internally.

NOTE 3: REVENUE RECOGNITION

A majority of our revenue is derived from sales of delivered logs and manufactured wood products. We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers.

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

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 71

MAJOR PRODUCTS

A Reconciliation of Revenue Recognized by our Major Products:

DOLLAR AMOUNTS IN MILLIONS
	2021	2020	2019
Net sales to unaffiliated customers:
Timberlands segment
Delivered logs:
West
Domestic sales	$308	$329	$375
Export grade sales	561	391	365

Subtotal West	869	720	740
South	589	573	640
North(1)	52	52	92

Subtotal delivered logs sales	1,510	1,345	1,472
Stumpage and pay-as-cut timber	31	19	42
Recreational and other lease revenue	65	63	61
Other(2)	30	39	43

Net sales attributable to Timberlands segment	1,636	1,466	1,618
Real Estate & ENR segment
Real estate	246	202	225
Energy and natural resources	98	74	88

Net sales attributable to Real Estate & ENR segment	344	276	313
Wood Products segment
Structural lumber	3,721	2,602	1,892
Oriented strand board	1,840	1,013	632
Engineered solid section	679	505	510
Engineered I-joists	447	316	323
Softwood plywood	210	171	161
Medium density fiberboard	186	171	166
Complementary building products	790	676	602
Other(3)	348	336	337

Net sales attributable to Wood Products segment	8,221	5,790	4,623

Total	$10,201	$7,532	$6,554

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

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 72

NOTE 4: TIMBERLAND ACQUISITIONS AND DIVESTITURES

WASHINGTON DIVESTITURE

On April 30, 2021, we announced an agreement to sell 145 thousand acres of timberlands in the North Cascades region of Washington. On July 7, 2021, we completed the sale for $261 million in cash proceeds, which is net of purchase price adjustments and closing costs. This transaction was structured as a like-kind exchange along with the Alabama acquisition discussed below. As a result of the sale, a gain of $32 million was recorded in the Timberlands segment in our Consolidated Statement of Operations.

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

OREGON ACQUISITION AND DIVESTITURE

On September 1, 2020, we announced an agreement to sell 149 thousand acres of southern Oregon timberlands and a separate agreement to purchase 85 thousand acres of mid-coastal Oregon timberlands. These transactions were structured as a like-kind exchange.

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

MONTANA AND MICHIGAN DIVESTITURES

On December 17, 2019, we announced an agreement to sell 630 thousand acres of Montana timberlands. On March 26, 2020, we completed the sale for $145 million in cash proceeds, which is net of purchase price adjustments and closing costs.

On September 16, 2019, we announced an agreement to sell 555 thousand acres of Michigan timberlands. On November 13, 2019, we completed the sale for $297 million in cash proceeds, which is net of purchase price adjustments and closing costs. As a result of the sale, we recorded a $48 million gain in the Timberlands segment.

The Montana and Michigan divestitures were not considered strategic shifts that had or will have a major effect on our operations or financial results and therefore did not meet the requirements for presentation as discontinued operations. However, the related assets for the Montana divestiture met the relevant criteria to be classified as held for sale which changed their presentation from long-term to current on our Consolidated Balance Sheet as of December 31, 2019. The designation as held for sale required us to record the related net assets at the lower of their current cost basis or fair value, less an amount of estimated selling costs, and thus, we recognized a noncash pretax impairment charge of $80 million in fourth quarter 2019. As a result, no material gain or loss was recorded upon completion of the sale in first quarter 2020.

NOTE 5: NET EARNINGS (LOSS) PER SHARE

Our basic and diluted earnings (loss) per share for the last three years were:

•	$3.48 and $3.47, respectively, in 2021,
•	$1.07 in 2020 and
•	$(0.10) in 2019.

HOW WE CALCULATE BASIC AND DILUTED NET EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is net earnings (loss) available to common shareholders divided by the weighted average number of our outstanding common shares, including stock equivalent units where there is no circumstance under which those shares would not be issued.

Diluted earnings (loss) per share is net earnings (loss) available to common shareholders divided by the sum of the:

•	weighted average number of our outstanding common shares and
•	the effect of our outstanding dilutive potential common shares.

Dilutive potential common shares may include:

•	outstanding stock options,
•	restricted stock units and

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 73

•	performance share units.

Calculation of Weighted Average Number of Outstanding Common Shares – Dilutive

SHARES IN THOUSANDS
	2021	2020	2019
Weighted average number of outstanding shares — basic	749,496	746,931	745,897
Dilutive potential common shares:
Stock options	336	313	—
Restricted stock units	764	403	—
Performance share units	387	252	—

Total effect of outstanding dilutive potential common shares	1,487	968	—

Weighted average number of outstanding common shares — dilutive	750,983	747,899	745,897

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

Potential Shares Not Included in the Computation of Diluted Earnings (Loss) per Share

SHARES IN THOUSANDS
	2021	2020	2019
Stock options	—	2,107	2,631
Restricted stock units	—	—	477
Performance share units	729	781	1,131

NOTE 6: INVENTORIES

Inventories include raw materials, work-in-process, finished goods as well as materials and supplies, as shown below:

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2021	DECEMBER 31, 2020
LIFO inventories:
Logs	$26	$24
Lumber, plywood, panels and fiberboard	61	59
Other products	17	9
Moving average cost or FIFO inventories:
Logs	65	64
Lumber, plywood, panels, fiberboard and engineered wood products	106	84
Other products	131	100
Materials and supplies	114	103

Total	$520	$443

If we used FIFO for all LIFO inventories, our stated inventories would have been higher by $103 million as of December 31, 2021 and $76 million as of December 31, 2020.

HOW WE ACCOUNT FOR OUR INVENTORIES

The “Inventories” section of Note 1: Summary of Significant Accounting Policies provides details about how we account for our inventories.

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 74

NOTE 7: PROPERTY AND EQUIPMENT, NET

Property and equipment includes land, buildings and improvements, machinery and equipment, roads and other items.

Carrying Value of Property and Equipment and Estimated Service Lives

DOLLAR AMOUNTS IN MILLIONS
	RANGE OF LIVES	DECEMBER 31, 2021	DECEMBER 31, 2020
Property and equipment, at cost:
Land	N/A	$83	$84
Buildings and improvements	15-40	1,104	1,049
Machinery and equipment	5-25	3,640	3,486
Roads	10-35	724	725
Other	3-10	98	101

Total cost		5,649	5,445
Accumulated depreciation and amortization		(3,592)	(3,432)

Property and equipment, net		$2,057	$2,013

SERVICE LIVES AND DEPRECIATION

In general, additions are classified into components, each with its own estimated useful life as determined at the time of purchase.

Depreciation and amortization expense for property and equipment was:

•	$241 million in 2021,
•	$243 million in 2020 and
•	$240 million in 2019.

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

Our Consolidated Statement of Operations includes interest income on buyer-sponsored SPE investments of $22 million in 2019 and interest expense on monetization SPE notes of $12 million in 2019.

We had minimal interest income on buyer-sponsored SPE investments and no interest expense on monetization SPE notes in 2020.

The weighted average interest rate on our buyer-sponsored SPEs was 5.5 percent during 2020 and 2019. The interest rate on the final monetization SPE that matured in 2019 was 5.6 percent.

NOTE 9: PENSION AND OTHER POST-EMPLOYMENT BENEFIT PLANS

This note provides details about defined benefit and defined contribution plans we sponsor for our employees. The "Pension and Other Post-Employment Benefit Plans" section of Note 1: Summary of Significant Accounting Policies provides information about how we account for pension and other post-employment plans and benefits.

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 75

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

We sponsor various defined contribution plans for our U.S. and Canadian salaried and hourly employees. Our contributions to these plans were $27 million, $27 million and $25 million in 2021, 2020 and 2019, respectively.

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

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 76

FUNDED STATUS OF PLANS

The funded status of the plans we sponsor is determined by comparing the projected benefit obligation with the fair value of plan assets at the end of the year. The following table demonstrates how our plans' funded status is reflected on our Consolidated Balance Sheet.

DOLLAR AMOUNTS IN MILLIONS
	PENSION		OPEB
	2021	2020	2021	2020
Projected benefit obligation at beginning of year	$3,971	$4,260	$149	$151
Service cost	42	36	—	—
Interest cost	98	139	3	4
Actuarial (gains) losses(1)	(206)	540	(9)	5
Plan participants’ contributions	—	—	2	2
Benefits paid, including lump sum and annuity transfers	(199)	(1,025)	(13)	(14)
Other, including foreign currency translation	2	21	(1)	1

Projected benefit obligation at end of year	$3,708	$3,971	$131	$149

Fair value of plan assets at beginning of year (estimated)	$3,230	$3,719	$15	$19
Actual return on plan assets(2)	336	490	—	—
Employer contributions and benefit payments	50	21	9	8
Plan participants’ contributions	—	—	2	2
Benefits paid, including lump sum and annuity transfers	(199)	(1,025)	(13)	(14)
Other, including foreign currency translation	1	25	—	—

Fair value of plan assets at end of year (estimated)	$3,418	$3,230	$13	$15

Presentation on our Consolidated Balance Sheet:(3)
Noncurrent assets	$52	$58	$—	$—
Current liabilities	(16)	(17)	(7)	(8)
Noncurrent liabilities	(326)	(782)	(111)	(126)

Funded status(4)	$(290)	$(741)	$(118)	$(134)

Accumulated benefit obligation at end of year	$3,601	$3,855	N/A	N/A

Actuarial Assumptions Used in Estimating Our Pension and OPEB Benefit Obligations:
Discount rate(5)	2.90 - 3.10%	2.50%	2.60 - 3.00%	2.10 - 2.40%
Rate of compensation increase(6)	2.00 - 13.00%	2.00 - 13.00%	N/A	N/A
Lump sum or installment distributions election(7)	60.00%	60.00%	N/A	N/A
Healthcare cost trend rate:
Assumed for next year(8)	N/A	N/A	4.50 - 6.20%	4.50 - 6.80%
Ultimate(8)	N/A	N/A	4.00 - 4.50%	4.00 - 4.50%
Year when rate will reach ultimate(8)	N/A	N/A	2037 - 2040	2037 - 2040

(1)	Actuarial (gains) losses are primarily due to year over year changes in discount rates.
(2)	Includes adjustments for final fair value of plan assets.
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

(4)

For pension plans with a projected benefit obligation exceeding plan assets, the projected benefit obligation and fair value of plan assets were $2.9 billion and $2.5 billion at December 31, 2021, respectively, and $3.1 billion and $2.3 billion at December 31, 2020, respectively. For pension plans with an accumulated benefit obligation exceeding plan assets, the accumulated benefit obligation and fair value of plan assets were $2.8 billion and $2.5 billion at December 31, 2021, respectively, and $3.0 billion and $2.3 billion at December 31, 2020, respectively.

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 77

(5)

For the U.S. defined benefit plans, the discount rate assumption was 2.9% and 2.5% for 2021 and 2020, respectively. For the Canadian defined benefit plans, the discount rate assumption was 3.1% and 2.5% for 2021 and 2020, respectively. For U.S. OPEB plans, the discount rate assumption was 2.6% and 2.1% for 2021 and 2020, respectively. For Canadian OPEB plans, the discount rate assumption was 3.0% and 2.4% for 2021 and 2020, respectively. For lump sum distributions (for U.S. qualified salaried and nonqualified plans only), the discount rate assumption was based on the PPA Phased Table: Interest and mortality assumptions as mandated by the Pension Protection Act of 2006.

(6)

For the U.S. defined benefit plans, the rate of compensation increase assumption for both 2021 and 2020 was between 2.00% - 13.00% for salaried and hourly participants and was decreasing with participant age. For the Canadian defined benefit plans, the rate of compensation increase assumption for both 2021 and 2020 was 3.25% and 3.00% for salaried and hourly participants, respectively.

(7)	U.S. qualified salaried and nonqualified plans only.
(8)

For U.S. OPEB plans, the healthcare cost trend rate assumption for the next year for Pre-Medicare was 6.20% and 6.80% for 2021 and 2020, respectively. The healthcare cost trend rate assumption for Health Reimbursement Account (HRA) was 4.50% for both 2021 and 2020. The ultimate healthcare cost trend rate was 4.50% and the assumption for the year the ultimate healthcare cost trend rate is reached was 2037 in both 2021 and 2020. For Canadian OPEB plans, the healthcare cost trend rate was 5.30% for both 2021 and 2020. The ultimate healthcare cost trend rate was 4.00% and the assumption for the year the ultimate healthcare cost trend rate is reached was 2040 for both 2021 and 2020.

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

U.S. and Canadian Pension Trusts

In 2018, we began to shift pension plan assets to an allocation that more closely aligns with our pension plan liability profile. Our former investment strategy included investments primarily in hedge funds and private equity funds. These asset classes are now in redemption and run-off mode. However, given the long-term nature of these investments, they will continue to comprise a portion of the plan assets for several years. We expect all investments in redemption to be redeemed at amounts materially consistent with their net asset values (NAV). As these investments are redeemed or liquidated, cash proceeds available for investment will be invested in accordance with our revised investment strategy.

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

In December 2021, we entered into an agreement to sell certain private equity and hedge fund investments to a third party for $189 million (2021 Secondary Sale) in accordance with our investment strategy. A majority of the assets were transferred to the buyer by year-end 2021. The remaining assets included in the sale are held at the purchase price and are expected to transfer during 2022 in accordance with the agreement.

Assets within our U.S. and Canadian pension trusts were invested as follows:

	DECEMBER 31, 2021	DECEMBER 31, 2020
Cash and short-term investments(1)	12.1%	3.6%
Fixed income investments:(2)
Corporate	40.5	30.6
Government	21.2	31.8
Repurchase agreements	(1.3)	(2.8)
Hedge funds and related investments(3)(4)	3.6	6.9
Private equity and related investments(4)(5)	24.9	30.0
Derivative instruments, net(6)	0.1	0.2
Accrued liabilities	(1.1)	(0.3)

Total	100.0%	100.0%

(1)

Cash and short-term investments are valued at cost, which approximates market. The increased cash holding at year-end 2021 was a result of the 2021 Secondary Sale transaction timing. Refer to “U.S. and Canadian Pension Trusts” above for further information.

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

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 78

(3)

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

(4)

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

(5)

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

(6)

Derivative instruments have historically been comprised of swaps, futures, forwards or options. Consistent with our shift in asset strategy, our positions in derivative instruments have been significantly reduced. At December 31, 2021, only a small amount of futures remain in our portfolio. Derivative instruments are valued based upon valuation statements received from each derivative’s counterparty.

Retirement Compensation Arrangements

Retirement compensation arrangements fund a portion of our Canadian nonregistered pension plans. As required by Canadian tax rules, approximately 50 percent of these assets are invested into a non-interest bearing refundable tax account held by the Canada Revenue Agency. This portion of the portfolio does not earn returns. The remaining portion is invested in a portfolio of equities.

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

Valuation of Our Plan Assets

Pension assets are stated at fair value or NAV. Fair value is based on the amount that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the reporting date. We consider both observable and unobservable inputs that reflect assumptions applied by market participants when setting the exit price of an asset or liability in an orderly transaction within the principal market for that asset or liability.

We value the pension plan assets based upon the observability of exit pricing inputs and classify pension plan assets based upon the lowest level input that is significant to the fair value measurement of the pension plan assets in their entirety. Refer to Note 1: Summary of Significant Accounting Policies for details on the fair value hierarchy.

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 79

Investments for which fair value is measured using the NAV per share as a practical expedient are not categorized within the fair value hierarchy.

The net pension plan assets, when categorized in accordance with this fair value hierarchy, are as follows.

DOLLAR AMOUNTS IN MILLIONS	2021				2020
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Pension trust investments:
Cash and short-term investments	$412	$—	$—	$412	$117	$—	$—	$117
Fixed income investments:
Corporate	—	1,380	—	1,380	—	985	—	985
Government	—	721	—	721	—	1,021	—	1,021
Repurchase agreements	—	(43)	—	(43)	—	(90)	—	(90)
Hedge funds and related investments(1)	—	—	10	10	—	—	4	4
Private equity and related investments(1)	—	—	104	104	—	—	68	68
Derivative instruments(2)	—	5	—	5	—	8	—	8

Total pension trust investments measured at fair value(1)	412	2,063	114	2,589	117	1,924	72	2,113
Canadian nonregistered plan assets:
Cash and short-term investments	5	—	—	5	5	—	—	5
Public equity investments	6	—	—	6	5	—	—	5

Total Canadian nonregistered plan assets measured at fair value	11	—	—	11	10	—	—	10

Total plan assets measured at fair value(1)				$2,600				$2,123

(1)

December 31, 2021 and 2020 exclude $856 million and $1,116 million of hedge fund and private equity investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient, which are not required to be classified in the fair value hierarchy. Additionally, December 31, 2021 and 2020 exclude $38 million and $9 million of accrued liabilities, respectively.

(2)

Derivative instruments include futures contracts. The fair value and aggregate notional value of these contracts were $5 million and $1,126 million at December 31, 2021, respectively, and $8 million and $449 million at December 31, 2020, respectively.

A reconciliation of the beginning and ending balances of the pension plan assets measured at fair value using significant unobservable inputs (Level 3) is presented below:

DOLLAR AMOUNTS IN MILLIONS
2021	Beginning Balance	Realized Gain (Loss)	Unrealized Gain (Loss)	Purchases, Sales, Settlements, Net	Transfers In (Out), Net	Ending Balance
Hedge funds and related investments	$4	$—	$—	$(1)	$7	$10
Private equity and related investments	68	—	11	(4)	29	104

Total	$72	$—	$11	$(5)	$36	$114

2020	Beginning Balance	Realized Gain (Loss)	Unrealized Gain (Loss)	Purchases, Sales, Settlements, Net	Transfers In (Out), Net	Ending Balance
Hedge funds and related investments	$13	$3	$(4)	$(9)	$1	$4
Private equity and related investments	86	—	(1)	(9)	(8)	68

Total	$99	$3	$(5)	$(18)	$(7)	$72

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

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 80

ACTIVITY OF PLANS

Net Periodic Benefit Cost

Our net periodic benefit cost and the assumptions used to estimate it are shown in the following table.

DOLLAR AMOUNTS IN MILLIONS
	PENSION			OPEB
	2021	2020	2019	2021	2020	2019
Net periodic benefit cost:
Service cost	$42	$36	$32	$—	$—	$—
Interest cost	98	139	160	3	4	6
Expected return on plan assets	(204)	(234)	(223)	—	—	—
Amortization of actuarial loss	115	122	112	5	4	7
Amortization of prior service cost (credit)	3	3	4	(1)	(1)	(5)
Settlement charges	—	253	455	—	—	—

Net periodic benefit cost	$54	$319	$540	$7	$7	$8

Actuarial Assumptions Used in Estimating Our Pension and OPEB Net Periodic Benefit Cost:
Discount rate(1)(2)	2.50%	3.10 - 3.40%	3.70 - 4.40%	2.10 - 2.40%	3.00%	3.70 - 4.20%
Expected return on assets(3)	6.00%	6.50%	7.00%	N/A	N/A	N/A
Rate of compensation increase(4)	2.00 - 13.00%	2.00 - 13.00%	2.00 - 13.00%	N/A	N/A	N/A
Lump sum or installment distributions election(5)	60.00%	60.00%	60.00%	N/A	N/A	N/A
Weighted healthcare cost trend rate(6)	N/A	N/A	N/A	4.50 - 6.80%	4.50 - 7.30%	4.50 - 7.80%

(1)

For the U.S. defined benefit plans, the discount rate assumption was 2.50%, 3.40% and 4.30% for 2021, 2020 and 2019, respectively. For the Canadian defined benefit plans, the discount rate assumption was 2.50%, 3.10% and 3.70% for 2021, 2020 and 2019, respectively. For U.S. OPEB plans, the discount rate assumption was 2.10%, 3.00% and 4.20%, for 2021, 2020 and 2019, respectively. For Canadian OPEB plans, the discount rate assumption was 2.40%, 3.00% and 3.70% for 2021, 2020 and 2019, respectively. For lump sum distributions (for U.S. qualified salaried and nonqualified plans only), the discount rate assumption was based on the PPA Phased Table: Interest and mortality assumptions as mandated by the Pension Protection Act of 2006.

(2)

The discount rate used to estimate our net periodic benefit cost for January 2019 was 4.40%. Due to the remeasurement triggered by the 2019 Retiree Annuity Purchase, the discount rate was updated to 4.30% for the remainder of the year.

(3)

Determining our expected return requires a high degree of judgment. We consider actual pension fund asset performance over multiple years, and current and expected valuation levels in the global equity and credit markets. Historical fund returns are used as a base and we place added weight on more recent pension plan asset performance. As discussed in the “Our Investment Policies and Strategies” and “U.S. and Canadian Pension Trusts” sections above, fixed income securities continue to make up a larger portion of our plan assets. As a result, we reduced our assumption of long-term rate of return on plan assets to 5.00% for the year ending December 31, 2022.

(4)

For the U.S. defined benefit plans, the rate of compensation increase assumption for 2021, 2020 and 2019 was between 2.00% - 13.00% for salaried and hourly participants and was decreasing with participant age. For the Canadian defined benefit plans, the rate of compensation increase assumption for salaried participants was 3.25% for 2021, 2020 and 2019. The rate of compensation increase assumption for hourly participants was 3.00% for 2021, 2020 and 2019.

(5)	U.S. qualified salaried and nonqualified plans only.
(6)	For OPEB plans during 2021, the assumed weighted healthcare cost trend rate was 6.8%, 4.5% and 5.3% for U.S. Pre-Medicare participants, U.S. HRA participants and Canadian OPEB plans, respectively.

Pension Plan Contributions and Benefit Payments

Established funding standards govern the funding requirements for our qualified and registered pension plans. We fund the benefit payments of our nonqualified and nonregistered plans as benefit payments come due.

During 2021, we made contributions and/or benefit payments of $16 million for our U.S. nonqualified pension plans, $2 million for our Canadian nonregistered pension plans and $2 million for our Canadian registered plans. Additionally, we voluntarily contributed $30 million to our U.S. qualified pension plans during 2021, although there was no minimum required contribution for the year.

During 2022, based on estimated year-end asset values and projections of plan liabilities, we expect to make contributions and/or benefit payments of approximately:

•	$13 million for our U.S. nonqualified pension plans,
•	$3 million for the Canadian non-registered plans and
•	$2 million for our Canadian registered plan (required contribution).

We do not anticipate contributions being required for our U.S. qualified pension plan for 2022.

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 81

OPEB Benefit Payments

During 2021, we contributed $7 million and $2 million to our U.S. and Canadian OPEB plans, respectively. In 2022, we expect to make contributions of $12 million in total for our U.S. and Canadian OPEB plans, including $4 million expected to be required to cover benefit payments under collectively bargained contractual obligations.

Estimated Projected Benefit Payments for the Next 10 Years

DOLLAR AMOUNTS IN MILLIONS
	PENSION	OPEB
2022	$189	$12
2023	$193	$11
2024	$194	$11
2025	$192	$10
2026	$195	$9
2027-2031	$986	$41

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

NOTE 10: ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2021	DECEMBER 31, 2020
Compensation and employee benefit costs	$225	$204
Current portion of lease liabilities (Note 17)	24	26
Customer rebates, volume discounts and deferred income	164	111
Interest	83	87
Taxes payable	106	75
Other	71	93

Total	$673	$596

NOTE 11: LINE OF CREDIT

OUR LINE OF CREDIT

In January 2020, we refinanced and extended our $1.5 billion five-year senior unsecured revolving credit facility, which expires in January 2025. Borrowings are at LIBOR plus a spread or at other interest rates mutually agreed upon between the borrower and the lending banks. As of December 31, 2021 and 2020, we had no outstanding borrowings on the revolving credit facility and had our full $1.5 billion available. We were in compliance with the revolving credit facility covenants as of December 31, 2021 and December 31, 2020.

LETTERS OF CREDIT AND SURETY BONDS

The amounts of letters of credit and surety bonds we have entered into as of the end of the last two years are included in the following table:

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2021	DECEMBER 31, 2020
Letters of credit	$34	$36
Surety bonds	$136	$130

Our compensating balance requirement for our letters of credit was $4 million as of December 31, 2021 and $3 million as of December 31, 2020.

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 82

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

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 83

LONG-TERM DEBT AND RELATED MATURITIES

The following table lists our long-term debt by types and interest rates at the end of our last two years and includes the current portion.

Long-Term Debt by Types and Interest Rates (Includes Current Portion)

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2021	DECEMBER 31, 2020
9.00% debentures due 2021	$—	$150
7.125% debentures due 2023	191	191
5.207% debentures due 2023	860	860
8.50% debentures due 2025	300	300
7.95% debentures due 2025	136	136
7.70% debentures due 2026	150	150
7.35% debentures due 2026	62	62
7.85% debentures due 2026	100	100
Variable-rate term loan credit facility matures 2026	—	225
6.95% debentures due 2027	300	300
4.00% notes due 2029	750	750
4.00% notes due 2030	750	750
7.375% debentures due 2032	1,250	1,250
6.875% debentures due 2033	275	275
Other	1	1

Total principal long-term debt	5,125	5,500
Add: fair value adjustments (related to Plum Creek merger)	8	12
Less: unamortized discounts	(26)	(28)
Less: unamortized debt expense	(8)	(9)
	#REF!	#REF!
Total	$5,099	$5,475

Portion due within one year	$—	$150

Amounts of Long-Term Debt Due Annually for the Next Five Years and Thereafter

DOLLAR AMOUNTS IN MILLIONS (1)
2022	$—
2023	$1,051
2024	$—
2025	$436
2026	$312
Thereafter	$3,326

(1)	Excludes $26 million of unamortized discounts, capitalized debt expense and fair value adjustments (related to Plum Creek merger).

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 84

NOTE 13: FAIR VALUE OF FINANCIAL INSTRUMENTS

FAIR VALUE OF DEBT

The estimated fair values and carrying values of our long-term debt and line of credit consisted of the following:

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2021		DECEMBER 31, 2020
	CARRYING VALUE	FAIR VALUE (LEVEL 2)	CARRYING VALUE	FAIR VALUE (LEVEL 2)
Long-term debt (including current maturities) and line of credit:
Fixed rate	$5,099	$6,221	$5,250	$6,718
Variable rate	—	—	225	225

Total Debt	$5,099	$6,221	$5,475	$6,943

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

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 85

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

Changes in the Accrual for Environmental Remediation

DOLLAR AMOUNTS IN MILLIONS
Accrual balance as of December 31, 2020	$57
Charges and adjustments, net	14
Payments	(8)

Accrual balance as of December 31, 2021	$63

We change our accrual to reflect:

•	new information on any site concerning implementation of remediation alternatives,
•	updates on prior cost estimates and new sites and
•	costs incurred to remediate sites.

Estimates. We believe it is reasonably possible, based on currently available information and analysis, that remediation costs for all identified sites may exceed our existing accruals by up to $126 million. This estimate, in which those additional costs may be incurred over several years, is the upper end of the range of reasonably possible additional costs. The estimate:

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

Asset Retirement Obligations

We have obligations associated with the retirement of tangible long-lived assets consisting primarily of reforestation obligations related to forest management licenses in Canada and obligations to close and cap landfills. Some of our sites have asbestos containing materials. We have met our current legal obligation to identify and manage these materials. In situations where we cannot reasonably determine when asbestos containing materials might be removed from the sites, we have not recorded an accrual because the fair value of the obligation cannot be reasonably estimated. As of December 31, 2021, and December 31, 2020, we had an asset retirement obligation of $33 million. These obligations are recorded in "Accrued liabilities" and "Other liabilities" on our Consolidated Balance Sheet.

COMMITMENTS AND OTHER CONTINGENCIES

Product Remediation Contingency

Refer to Note 18: Product Remediation Recoveries for further information.

NOTE 15: SHAREHOLDERS’ INTEREST

This note provides details about:

•	preferred and preference shares,
•	common shares,
•	share repurchase programs and
•	accumulated other comprehensive loss.

PREFERRED AND PREFERENCE SHARES

We had no preferred shares or preference shares outstanding as of December 31, 2021 or December 31, 2020. We have authorization to issue 7 million preferred shares with a par value of $1.00 per share and 40 million preference shares with a par value of $1.00 per share.

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 86

COMMON SHARES

The number of common shares we have outstanding changes when:

•	new shares are issued,
•	stock options are exercised,
•	restricted stock units or performance share units vest,
•	stock equivalent units are settled in common shares,
•	shares are tendered,
•	shares are repurchased or
•	shares are canceled.

Reconciliation of Our Common Share Activity

SHARES IN THOUSANDS
	2021	2020	2019
Outstanding at beginning of year	747,385	745,300	746,391
Stock options exercised	1,849	1,441	660
Issued for vested restricted stock units	635	574	480
Issued for vested performance share units	162	70	118
Repurchased	(2,730)	—	(2,349)

Outstanding at end of year	747,301	747,385	745,300

SHARE REPURCHASE PROGRAMS

On September 22, 2021, we announced that our board of directors approved a new share repurchase program (the 2021 Repurchase Program) under which we are authorized to repurchase up to $1 billion of outstanding shares. Concurrently, the board terminated the remaining repurchase authorization under the share repurchase program approved by the board in February 2019 (the 2019 Repurchase Program).

During third quarter 2021, we repurchased 780,228 common shares for approximately $26 million (including transaction fees) under the 2019 Repurchase Program in open-market transactions. During fourth quarter 2021, we repurchased 1,949,496 common shares for approximately $74 million (including transaction fees) under the 2021 Repurchase Program in open-market transactions. As of December 31, 2021, we had remaining authorization of $927 million for future share repurchases.

During 2020, we did not repurchase any shares of common stock.

During 2019, we repurchased over 2.3 million shares of common stock for approximately $60 million (including transaction fees) under the 2019 Repurchase Program. As of December 31, 2019, we had remaining authorization of $440 million for future share repurchases. All common stock repurchases under the 2019 Repurchase Program were made in open-market transactions.

We record share repurchases upon trade date as opposed to the settlement date when cash is disbursed. We record a liability to account for repurchases that have not been cash settled. There were no unsettled repurchases as of December 31, 2021, or December 31, 2020.

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 87

ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in amounts included in our accumulated other comprehensive loss by component are:

DOLLAR AMOUNTS IN MILLIONS
	2021	2020	2019
Pension(1)
Balance at beginning of period	$(1,064)	$(1,128)	$(1,343)
Other comprehensive income (loss) before reclassifications	254	(223)	(216)
Amounts reclassified from accumulated other comprehensive income (loss) to earnings(2)(3)	90	287	431

Total other comprehensive income	344	64	215

Balance at end of period	(720)	(1,064)	(1,128)
Other post-employment benefits(1)
Balance at beginning of period	(12)	(12)	(19)
Other comprehensive income (loss) before reclassifications	6	(3)	6
Amounts reclassified from accumulated other comprehensive income (loss) to earnings(2)	4	3	1

Total other comprehensive income	10	—	7

Balance at end of period	(2)	(12)	(12)
Translation adjustments and other
Balance at beginning of period	254	236	210
Translation adjustments	(11)	18	26

Total other comprehensive income (loss)	(11)	18	26

Balance at end of period	243	254	236

Accumulated other comprehensive loss, end of period	$(479)	$(822)	$(904)

(1)	Amounts are presented net of tax.
(2)	Amounts of actuarial loss and prior service (cost) credit are components of net periodic benefit cost (credit). See Note 9: Pension and Other Post-Employment Benefit Plans.
(3)

Amounts include settlement charges totaling $253 million and $455 million related to our pension plans for the years ended December 31, 2020 and December 31, 2019, respectively. There were no settlement charges related to our pension plans for the year ended December 31, 2021. See Note 9: Pension and Other Post-Employment Benefit Plans for further detail.

NOTE 16: SHARE-BASED COMPENSATION

This note provides details about:

•	our Long-Term Incentive Compensation Plan (2013 Plan),
•	how we account for share-based awards,
•	tax benefits of share-based awards,
•	types of share-based compensation,
•	unrecognized share-based compensation and
•	deferred compensation stock equivalent units.

Share-based compensation expense was:

•	$30 million in 2021,
•	$30 million in 2020 and
•	$30 million in 2019.

OUR LONG-TERM INCENTIVE COMPENSATION PLAN

Our long-term incentive plan provides for share-based awards that include:

•	restricted stock,
•	restricted stock units (RSUs),
•	performance shares,
•	performance share units (PSUs),

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 88

•	stock options and
•	stock appreciation rights (SARs).

We may issue future grants of up to 19 million shares under the 2013 Plan. We also have the right to reissue forfeited and expired grants.

For restricted stock, RSUs, performance shares, PSUs or other equity grants:

•	An individual participant may receive a grant of up to 1 million shares annually.
•	No participant may be granted awards that exceed $10 million earned in a 12-month period.

For stock options and SARs:

•	An individual participant may receive a grant of up to 2 million shares in any one calendar year.
•	The exercise price is required to be the market price on the date of the grant.

We have not granted any stock options or SARs since 2016 and the remaining liability related to SARs is immaterial at December 31, 2021.

The Compensation Committee of our board of directors annually establishes an overall pool of stock awards available for grants based on performance.

For stock-settled awards we:

•	issue new stock into the marketplace and
•	generally do not repurchase shares in connection with issuing new awards.

Our common shares would increase by approximately 24 million shares if all share-based awards were exercised or vested. These include:

•	all options, RSUs and PSUs outstanding at December 31, 2021, and
•	all remaining options, RSUs and PSUs that could be granted under the 2013 Plan.

HOW WE ACCOUNT FOR SHARE-BASED AWARDS

When accounting for share-based awards we:

•	use a fair-value-based measurement and
•	recognize the cost of share-based awards in our consolidated financial statements.

We recognize the cost of share-based awards in the Consolidated Statement of Operations over the required service period — generally the period from the date of the grant to the date when it is fully vested. Special situations include:

•	Awards that vest upon retirement — the required service period ends on the date an employee is eligible for retirement, including early retirement.
•	Awards that continue to vest following job elimination or the sale of a business — the required service period ends on the date the employment from the company is terminated.

In these special situations, compensation expense from share-based awards is recognized over a period that is shorter than the stated vesting period.

TAX BENEFITS OF SHARE-BASED AWARDS

Our total income tax benefit from share-based awards recognized in the Consolidated Statement of Operations for the last three years was:

•	$4 million in 2021,
•	$4 million in 2020 and
•	$4 million in 2019.

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 89

Tax benefits from share-based awards are accrued as stock compensation expense and realized when:

•	restricted shares and RSUs vest,
•	performance shares and PSUs vest,
•	stock options are exercised and
•	SARs are exercised.

TYPES OF SHARE-BASED COMPENSATION

Our share-based compensation is in the form of:

•	RSUs,
•	PSUs,
•	stock options and
•	SARs.

RESTRICTED STOCK UNITS

Through the 2013 Plan, we award RSUs — grants that entitle the holder to shares of our stock as the award vests.

The Details

Our RSUs granted in 2021, 2020 and 2019 generally:

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

Activity

The following table shows our RSU activity for 2021:

	RESTRICTED STOCK UNITS (IN THOUSANDS)	WEIGHTED AVERAGE GRANT-DATE FAIR VALUE
Nonvested at December 31, 2020	1,851	$29.67
Granted	751	$33.62
Vested	(799)	$31.16
Forfeited	(47)	$31.16

Nonvested at December 31, 2021(1)	1,756	$30.87

(1)	As of December 31, 2021, there were approximately 245 thousand RSUs that had met the requisite service period and will be released as identified in the grant terms.

The weighted average grant-date fair value for RSUs was:

•	$33.62 in 2021,
•	$30.03 in 2020 and
•	$25.83 in 2019.

The total grant-date fair value of RSUs vested was:

•	$25 million in 2021,
•	$19 million in 2020 and
•	$18 million in 2019.

Nonvested RSUs accrue dividends that are paid out when RSUs vest. Any RSUs forfeited will not receive dividends.

As RSUs vest, a portion of the shares awarded is withheld to cover employee taxes. As a result, the number of stock units vested and the number of common shares issued will differ.

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 90

PERFORMANCE SHARE UNITS

Through the 2013 Plan, we award PSUs — grants that entitle the holder to shares of our stock as the award vests.

The Details

The final number of shares granted in 2021 and 2020 will vest between a range of 0 percent to 150 percent of each grant’s target, depending upon actual company performance compared against an industry peer group. For PSUs granted in 2019, company performance is measured against an industry peer group and the S&P 500.

The vesting provisions for PSUs granted in 2021, 2020 and 2019 were as follows:

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

In addition, PSUs granted in 2021 and 2020 will vest at a maximum of 100 percent of target value in the event of negative absolute company total shareholder return (TSR).

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

Weighted Average Assumptions Used in Estimating the Value of PSUs

	2021 GRANTS	2020 GRANTS	2019 GRANTS
Performance period	2/11/2021 - 12/31/2023	2/13/2020 - 12/31/2022	1/1/2019 - 12/31/2021
Expected dividends	1.99%	4.50%	5.25%
Risk-free rate	0.02% - 0.20%	1.45% - 1.62%	2.43% - 2.55%
Volatility	32.87% - 52.82%	20.02% - 22.40%	22.50% - 27.40%
Weighted average grant-date fair value	$38.50	$33.16	$29.66

Activity

The following table shows our PSU activity for 2021:

	GRANTS (IN THOUSANDS)	WEIGHTED AVERAGE GRANT-DATE FAIR VALUE
Nonvested at December 31, 2020	1,098	$32.58
Granted at target	353	38.50
Vested	(228)	35.49
Forfeited	(20)	35.28
Performance adjustment	(99)	35.49

Nonvested at December 31, 2021(1)	1,104	$33.56

(1)	As of December 31, 2021, there were approximately 196 thousand PSUs that had met the requisite service period and will be released as identified in the grant terms.

The total grant-date fair value of PSUs vested was:

•	$8 million in 2021,
•	$3 million in 2020 and
•	$3 million in 2019.

As PSUs vest, a portion of the shares awarded is withheld to cover participant taxes. As a result, the number of stock units vested and the number of common shares issued will differ.
WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 91

STOCK OPTIONS

Stock options entitle award recipients to purchase shares of our common stock at a fixed exercise price. We have not granted stock option awards since 2016. When granted in prior years, stock options had an exercise price equal to the market price of our stock on the date of the grant.

The Details

Our stock options generally:

•	vest over four years of continuous service,
•	must be exercised within 10 years of the grant date and
•	use a Black-Scholes option valuation model to estimate the fair value of every stock option award on its grant date.

Activity

The following table shows our stock option activity for 2021:

	OPTIONS (IN THOUSANDS)	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE (IN MILLIONS)
Outstanding at December 31, 2020	3,768	$28.82
Exercised	(1,850)	$27.70
Forfeited or expired	(1)	$35.40

Outstanding at December 31, 2021	1,917	$29.88	2.99	$22

Exercisable at December 31, 2021	1,917	$29.88	2.99	$22

The total intrinsic value of stock options exercised was:

•	$18 million in 2021,
•	$13 million in 2020 and
•	$5 million in 2019.

UNRECOGNIZED SHARE-BASED COMPENSATION

As of December 31, 2021, our unrecognized share-based compensation cost for all types of share-based awards included $43 million related to non-vested equity-classified share-based compensation arrangements. These are expected to be recognized over a weighted average period of approximately 1.2 years.

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

Our Accounting

We settle all deferred compensation accounts in cash for our employees. Our directors receive shares of common stock as payment for stock equivalent units. In addition, we credit all stock equivalent accounts with dividend equivalents. The number of common shares to be issued in the future to directors is 673 thousand.

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 92

Stock equivalent units are:

•	liability-classified awards and
•	remeasured to fair value at every reporting date.

The fair value of a stock equivalent unit is equal to the market price of our stock.

Activity

The number of stock equivalent units outstanding in our deferred compensation accounts was:

•	712 thousand as of December 31, 2021,
•	767 thousand as of December 31, 2020 and
•	788 thousand as of December 31, 2019.

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

Lease Expense

DOLLAR AMOUNTS IN MILLIONS
	2021	2020	2019
Operating lease costs	$20	$21	$20
Financing lease costs	9	12	15

Total lease costs	$29	$33	$35

Supplemental Cash Flow Information

DOLLAR AMOUNTS IN MILLIONS
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$19	$20	$20
Financing cash flows for financing leases(1)	$11	$13	$16
ROU assets obtained in exchange for new (modified) lease liabilities:
Operating leases	$9	$3	$6
Financing leases	$4	$4	$5

(1)	Interest expense related to financing leases was immaterial during 2021, 2020 and 2019.

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 93

Supplemental Balance Sheet Information Related to Leases

DOLLAR AMOUNTS IN MILLIONS
		DECEMBER 31, 2021	DECEMBER 31, 2020
LEASES	BALANCE SHEET CLASSIFICATION
Assets
Operating lease ROU assets	Other assets	$101	$106
Financing lease ROU assets	Property and equipment, net	13	19

Total leased assets		$114	$125

Liabilities
Current:
Operating lease liabilities	Accrued liabilities	$17	$16
Financing lease liabilities	Accrued liabilities	7	10
Noncurrent:
Operating lease liabilities	Other liabilities	90	95
Financing lease liabilities	Other liabilities	8	12

Total lease liabilities		$122	$133

Weighted Average Remaining Lease Term

	DECEMBER 31, 2021	DECEMBER 31, 2020
Operating leases	8 years	10 years
Financing leases	2 years	2 years

Weighted Average Discount Rate

	DECEMBER 31, 2021	DECEMBER 31, 2020
Operating leases	4.1%	4.2%
Financing leases	2.9%	3.1%

Maturities of Lease Liabilities as of December 31, 2021

DOLLAR AMOUNTS IN MILLIONS
	OPERATING LEASES	FINANCING LEASES
2022	$21	$8
2023	19	5
2024	13	2
2025	12	1
2026	12	—
Thereafter	50	—

Total lease payments	127	16
Less: interest	(20)	(1)

Total present value of lease liabilities	$107	$15

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 94

NOTE 18: PRODUCT REMEDIATION RECOVERIES

In July 2017, we announced we were implementing a solution to address concerns regarding our TJI® Joists coated with our former Flak Jacket® Protection product. This issue was isolated to Flak Jacket product manufactured after December 1, 2016 and did not affect any of our other products.

During the years ended December 31, 2021, 2020 and 2019, we recorded insurance recoveries of $37 million, $8 million and $68 million, respectively, related to our remediation efforts. The recoveries are attributable to our Wood Products segment and are recorded within “Product remediation recoveries” in our Consolidated Statement of Operations.

NOTE 19: OTHER OPERATING COSTS, NET

Other operating costs, net:

•	includes both recurring and non-recurring income and expense items and
•	can fluctuate from year to year.

Income and Expense Items Included in Other Operating Costs, Net

DOLLAR AMOUNTS IN MILLIONS
	2021	2020	2019
Foreign exchange losses (gains), net (1)	$(5)	$7	$2
Gain on disposition of nonstrategic assets	(3)	(4)	(4)
Insurance recovery	(13)	—	—
Litigation expense, net	7	11	63
Research and development expenses	5	5	6
Timber casualty loss	—	80	—
Other, net(2)	42	35	28

Total other operating costs, net	$33	$134	$95

(1)	Foreign exchange gains and losses result from changes in exchange rates primarily related to our U.S. dollar denominated cash and debt balances that are held by our Canadian subsidiary.
(2)	Other, net includes environmental remediation charges. See Note 14: Legal Proceedings, Commitments and Contingencies for more information.

INSURANCE RECOVERY

During fourth quarter 2021, we received a $13 million insurance recovery related to property damage and business interruption for certain of our mills in the southern U.S. as a result of severe winter storm damage in first quarter 2021. This recovery was attributable to our Wood Products segment and was recorded within “Other operating costs, net” in the Consolidated Statement of Operations.

TIMBER CASUALTY LOSS

In September 2020, forest fires in the state of Oregon, commonly referred to as the Holiday Farm, Beachie Creek, Riverside, and Archie Creek fires, spread from adjacent lands onto portions of our Oregon timberland properties. Based on interpretation of satellite imagery and aerial photography, as well as limited on-site assessments, we estimated that the fires affected approximately 125 thousand acres of our Oregon timberlands. Our assessments indicated that the extent of damage varies from tract to tract based on topographical conditions, rate of fire spread, age of the timber and other circumstances. Based on these assessments, we expected that the majority of merchantable timber, even if affected by the fires, is likely salvageable if harvested within a reasonable period of time. We believe the majority of pre-merchantable timber affected by the fires will not be able to be salvaged.

In third quarter 2020, we recorded a timber casualty loss of $80 million which represented the estimated book value of timber and related assets that could not be salvaged based on information available at that time. The loss was attributable to our Timberlands segment and was recorded within “Other operating costs, net” in the Consolidated Statement of Operations. As of December 31, 2021, we have harvested a substantial majority of our planned salvage volume in Oregon. The additional information obtained from our salvage operations has not resulted in a change to the estimated loss previously recorded.

NOTE 20: INCOME TAXES

This note provides details about income taxes applicable to our operations, including the following:

•	earnings (loss) before income taxes,
•	provision (benefit) for income taxes,
•	effective income tax rate,

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 95

•	deferred tax assets and liabilities and
•	unrecognized tax benefits.

The “Income Taxes” section of Note 1: Summary of Significant Accounting Policies provides details about how we account for our income taxes.

EARNINGS (LOSS) BEFORE INCOME TAXES

Domestic and Foreign Earnings (Loss) Before Income Taxes

DOLLAR AMOUNTS IN MILLIONS
	2021	2020	2019
Domestic earnings (loss)	$2,499	$723	$(268)
Foreign earnings	817	259	55

Total earnings (loss) before income taxes	$3,316	$982	$(213)

PROVISION (BENEFIT) FOR INCOME TAXES

DOLLAR AMOUNTS IN MILLIONS
	2021	2020	2019
Current:
Federal	$378	$147	$21
State	74	30	1
Foreign	243	64	10

Total current	695	241	32
Deferred:
Federal	27	(66)	(137)
State	(2)	(1)	(31)
Foreign	(11)	11	(1)

Total deferred	14	(56)	(169)

Total income tax provision (benefit)	$709	$185	$(137)

EFFECTIVE INCOME TAX RATE

DOLLAR AMOUNTS IN MILLIONS
	2021	2020	2019
U.S. federal statutory income tax	$696	$207	$(45)
State income taxes, net of federal tax benefit	57	23	(31)
REIT income not subject to federal income tax	(102)	(51)	(68)
Return to provision adjustment	—	(3)	4
Foreign taxes	62	19	(1)
Other, net	(4)	(10)	4

Total income tax provision (benefit)	$709	$185	$(137)

Effective income tax rate	21.4%	18.8%	64.1%

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 96

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

Balance Sheet Classification of Deferred Income Tax Assets (Liabilities)

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2021	DECEMBER 31, 2020
Net noncurrent deferred tax asset	$17	$120
Net noncurrent deferred tax liability	(46)	(24)

Net deferred tax asset (liability)	$(29)	$96

Items Included in Our Deferred Income Tax Assets (Liabilities)

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2021	DECEMBER 31, 2020
Deferred tax assets:
Pension and post-employment benefits	96	$207
State tax credits	42	48
Depletion	13	14
Environmental Reserves	14	13
Incentive compensation	19	19
Intercompany land sales	15	15
Workers compensation	17	18
Other reserves	14	17
Other	70	78

Gross deferred tax assets	300	429
Valuation allowance	(50)	(66)

Net deferred tax assets	250	363
Deferred tax liabilities:
Property, plant and equipment	(258)	(239)
Other	(21)	(28)

Net deferred tax liabilities	(279)	(267)

Net deferred tax asset (liability)	$(29)	$96

Net Operating Loss and Credit Carryforwards

Our gross federal, state and foreign net operating loss carryforwards as of December 31, 2021 totaled $527 million as follows:

•	Federal - U.S. REIT - $379 million, which expire from 2034 through 2036;
•	State - $148 million, which will begin to expire in 2028; and
•	Foreign - none currently recorded.

Our gross state credit carryforwards as of December 31, 2021 totaled $53 million, which includes $5 million that expire from 2025 through 2035 and $48 million that do not expire. Our U.S. TRSs have $8 million in foreign tax credit carryforwards that expire from 2027 through 2031.

Valuation Allowances

With the exception of the valuation allowance discussed below, we believe it is more likely than not that we will have sufficient future taxable income to realize our deferred tax assets.

Our valuation allowance on our deferred tax assets was $50 million as of December 31, 2021, which related to state credits, state net operating losses and foreign tax credits.

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 97

Reinvestment of Undistributed Earnings

It is our practice and intention to permanently reinvest approximately 10 percent of the earnings of our Canadian subsidiary. Our assertion is based on the company’s global cash management and planned capital deployment. Accordingly, deferred taxes are provided primarily related to Canadian withholding taxes associated with any Canadian earnings not considered permanently reinvested. We have no other foreign subsidiaries with undistributed earnings.

UNRECOGNIZED TAX BENEFITS

Unrecognized tax benefits represent potential future obligations to taxing authorities if uncertain tax positions we have taken on previously filed tax returns are not sustained. In accordance with our accounting policy, we accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense (see Note 1: Summary of Significant Accounting Policies). The total gross amount of unrecognized tax benefits as of December 31, 2021 and 2020, as well as the activity during those years, were immaterial.

As of December 31, 2021, none of our U.S. federal income tax returns or foreign jurisdiction income tax returns are under examination. Our U.S. federal income tax returns are open to examination for years 2018 forward and foreign jurisdiction income tax returns are open to examination for years 2014 forward. We are undergoing examinations in state jurisdictions for tax years 2016 through 2018, with tax years 2009 forward open to examination. We do not expect that the outcome of any examination will have a material effect on our consolidated financial statements; however, audit outcomes and the timing of audit settlements are subject to significant uncertainty.

NOTE 21: GEOGRAPHIC AREAS

This note provides selected key financial data according to the geographical locations of our customers.

SALES

Our sales to unaffiliated customers outside the U.S. are primarily to customers in Canada, Japan, China and Korea. Our export sales are comprised primarily of logs, lumber and wood chips to Japan, Canada, China and Korea.

Sales by Geographic Area

DOLLAR AMOUNTS IN MILLIONS
	2021	2020	2019
Sales to unaffiliated customers:
U.S.	$8,709	$6,549	$5,674
Canada	778	528	440
Japan	477	326	305
China	123	83	90
Korea	52	27	27
Other foreign countries	62	19	18

Total	$10,201	$7,532	$6,554

Export sales from the U.S.:
Japan	$396	$292	$265
Canada	128	109	94
China	119	79	85
Korea	51	25	25
Other foreign countries	36	10	10

Total	$730	$515	$479

LONG-LIVED ASSETS

Our long-lived assets used in the generation of revenues in different geographical areas are nearly all in the U.S. and Canada. Our long-lived assets primarily include:

•	property and equipment, including construction in progress,
•	timber and timberlands and
•	minerals and mineral rights.

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 98

Long-Lived Assets by Geographic Area

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2021	DECEMBER 31, 2020
U.S.	$13,731	$13,922
Canada	307	299

Total	$14,038	$14,221

NOTE 22: RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on our Consolidated Balance Sheet that sum to the total of the amounts shown in the Consolidated Statement of Cash Flows:

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2021	DECEMBER 31, 2020
Cash and cash equivalents	$1,879	$495
Restricted cash included in other assets(1)	120	—

Total cash, cash equivalents and restricted cash	$1,999	$495

(1)

Amounts included in restricted cash as of December 31, 2021 are comprised of proceeds held by a qualified intermediary that were intended to be reinvested in timber and timberlands through a like-kind exchange transaction.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as is defined in the Securities Exchange Act of 1934 rules. Management, under our supervision, conducted an evaluation of the effectiveness of the company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), management concluded that the company’s internal control over financial reporting was effective as of December 31, 2021. The effectiveness of the company’s internal control over financial reporting as of December 31, 2021, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 99

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Weyerhaeuser Company:

Opinion on Internal Control Over Financial Reporting

We have audited Weyerhaeuser Company and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 18, 2022 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

Seattle, Washington

February 18, 2022

WEYERHAEUSER COMPANY > 2020 ANNUAL REPORT AND FORM 10-K 100

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our executive officers and their biographical information can be found in Part I of this report in the Our Business — Information About Our Executive Officers section. Information with respect to directors of the company and certain other corporate governance matters, as required by this item to Form 10-K, is set forth in the Notice of the 2022 Annual Meeting and Proxy Statement for the company’s Annual Meeting of Shareholders to be held May 13, 2022 under the following headings: "Item 1. Election of Directors,” “Corporate Governance,” and “Stock Information,” and in each case such required information is incorporated herein by reference.

The Weyerhaeuser Code of Ethics applies to our chief executive officer, our chief financial officer and our chief accounting officer, as well as other officers, directors and employees of the company. The Weyerhaeuser Code of Ethics is available on our website at www.wy.com/sustainability/strong-governance/#ethics.

EXECUTIVE AND DIRECTOR COMPENSATION

Information with respect to executive and director compensation, as required by this item to Form 10-K, is set forth in the Notice of the 2022 Annual Meeting and Proxy Statement for the company’s Annual Meeting of Shareholders to be held May 13, 2022 under the headings “Item 1. Election of Directors" and “Executive Compensation,” and in each case, such required information is incorporated herein by reference.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management and with respect to securities authorized for issuance under our equity compensation plans, as required by this item to Form 10-K, is set forth in the Notice of the 2022 Annual Meeting and Proxy Statement for the company’s Annual Meeting of Shareholders to be held May 13, 2022 under the heading “Stock Information,” and such required information is incorporated herein by reference.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information about certain relationships and related transactions and director independence, as required by this item to Form 10-K, is set forth in the Notice of the 2022 Annual Meeting and Proxy Statement for the company’s Annual Meeting of Shareholders to be held May 13, 2022 under the heading “Corporate Governance,” and such required information is incorporated herein by reference.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, Seattle, WA, Auditor Firm ID: 185.

Information with respect to principal accounting fees and services, as required by this item to Form 10-K, is set forth in the Notice of the 2022 Annual Meeting and Proxy Statement for the company’s Annual Meeting of Shareholders to be held May 13, 2022 under the heading “Item 4. Ratify Selection of Independent Registered Public Accounting Firm” and such required information is incorporated herein by reference.

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

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 101

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

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 102

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

Second Amendment to Installment Loan Agreement (including as Annex A the Amended Installment Note) dated as of June 30, 2021 between Weyerhaeuser Company, as borrower, and MeadWestvaco Timber Note Holding Company II, LLC as Holder (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on July 7, 2021 – Commission File Number 1-4825)

(s)

Officer’s Certificate dated February 25, 2019 executed by Weyerhaeuser Company, as Issuer (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on February 25, 2019 – Commission File Number 1-4825)

(t)

Officer’s Certificate dated March 30, 2020 executed by Weyerhaeuser Company, as Issuer (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 30, 2020 – Commission File Number 1-4825)

(u)

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

Form of Weyerhaeuser Company 2013 Long-Term Incentive Plan Performance Share Unit Award Terms and Conditions for Plan Year 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 26, 2017 – Commission File Number 1-4825)*

(h)

Form of Weyerhaeuser Company 2013 Long-Term Incentive Plan Performance Share Unit Award Terms and Conditions for Plan Year 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 24, 2020 – Commission File Number 1-4825)*

(i)

Form of Weyerhaeuser Company 2013 Long-Term Incentive Plan Performance Share Unit Award Terms and Conditions for Plan Year 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 26, 2021 – Commission File Number 1-4825)*

(j)

Form of Weyerhaeuser Company 2013 Long-Term Incentive Plan Performance Share Unit Award Terms and Conditions for Plan Year 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 24, 2022 – Commission File Number 1-4825)*

(k)

Form of Weyerhaeuser Company 2013 Long-Term Incentive Plan Restricted Stock Unit Award Terms and Conditions for Plan Years 2019 and 2020 (incorporated by reference to Exhibit 10(i) to the Annual Report on Form 10-K for the annual period ended December 31, 2017 – Commission File Number 1-4825)*

(l)

Form of Weyerhaeuser Company 2013 Long-Term Incentive Plan Restricted Stock Unit Award Terms and Conditions for Plan Year 2021 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 26, 2021 – Commission File Number 1-4825)*

(m)

Form of Weyerhaeuser Company 2013 Long-Term Incentive Plan Restricted Stock Unit Award Terms and Conditions for Plan Years 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 24, 2022 – Commission File Number 1-4825)*

(n)

Form of Weyerhaeuser Company 2004 Long-Term Incentive Plan Stock Option Award Terms and Conditions (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 11, 2013 – Commission File Number 1-4825)*

(o)

Weyerhaeuser Company 2004 Long-Term Incentive Compensation Plan, as Amended and Restated (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on December 29, 2010 – Commission File Number 1-4825)*

		(p)	Plum Creek Supplemental Pension Plan (incorporated by reference to Exhibit 10(dd) to the Annual Report on Form 10-K for the annual period ended December 31, 2016 – Commission File Number 1-4825)*
		(q)	Plum Creek Pension Plan (incorporated by reference to Exhibit 10(ee) to the Annual Report on Form 10-K for the period ended December 31, 2016 – Commission File Number 1-4825)*

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 103

(r) Plum Creek Supplemental Benefits Plan (incorporated by reference to Exhibit 10(ff) to the Annual Report on Form 10-K for the annual period ended December 31, 2016 – Commission File Number 1-4825)*
(s)

Weyerhaeuser Company Amended and Restated Annual Incentive Plan for Salaried Employees (as amended effective February 14, 2020) (incorporated by reference to Exhibit 10(u) to the Annual Report on Form 10-K for the annual period ended December 31, 2019 – Commission File Number 1-4825)*

(t) Weyerhaeuser Company 2015 Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 22, 2014 – Commission File Number 1-4825)*
(u)

Weyerhaeuser Company Salaried Employees Supplemental Retirement Plan (incorporated by reference to Exhibit 10(p) to the Annual Report on Form 10-K for the annual period ended December 31, 2004 – Commission File Number 1-4825)*

(v)

2011 Fee Deferral Plan for Directors of Weyerhaeuser Company (Amended and Restated Effective January 1, 2016) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 6, 2016 – Commission File Number 1-4825)*

(w)

2011 Fee Deferral Plan for Directors of Weyerhaeuser Company (Amended and Restated Effective August 14, 2020) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on October 30, 2020 – Commission File Number 1-4825)*

(x)

Form of Weyerhaeuser Company 2013 Long-Term Incentive Plan Director Restricted Stock Unit Award Terms and Conditions for Plan Years beginning November 12, 2020 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on November 12, 2020 – Commission File Number 1-4825)*

(y)

Revolving Credit Facility Agreement dated as of January 29, 2020, among Weyerhaeuser Company, as Borrower, the lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 29, 2020 – Commission File Number 1-4825)

14	—	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K filed on August 22, 2016 - Commission File Number 1-4825)
21	—	Subsidiaries of the Registrant
23	—	Consent of Independent Registered Public Accounting Firm
31(a)	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31(b)	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32	—	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)
101.INS	—	Inline XBRL Instance Document
101.SCH	—	Inline XBRL Taxonomy Extension Schema Document
101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	—	The cover page from Weyerhaeuser Company’s Annual Report on Form 10-K for the year ended December 31, 2021 has been formatted in Inline XBRL.

* Denotes a management contract or compensatory plan or arrangement.

** Filed in paper - hyperlink not required pursuant to Rule 105 of Regulation S-T

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 104

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized February 18, 2022.

WEYERHAEUSER COMPANY

/s/ DEVIN W. STOCKFISH
Devin W. Stockfish
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated February 18, 2022.

/s/ DEVIN W. STOCKFISH	/s/ NANCY S. LOEWE
Devin W. Stockfish Principal Executive Officer and Director	Nancy S. Loewe Principal Financial Officer

/s/ DAVID M. WOLD	/s/ SARA GROOTWASSINK LEWIS
David M. Wold Principal Accounting Officer	Sara Grootwassink Lewis Director

/s/ RICK R. HOLLEY	/s/ NICOLE W. PIASECKI
Rick R. Holley Chairman of the Board and Director	Nicole W. Piasecki Director

/s/ AL MONACO	/s/ LAWRENCE A. SELZER
Al Monaco Director	Lawrence A. Selzer Director

/s/ DEIDRA C. MERRIWETHER	/s/ MARK A. EMMERT
Deidra C. Merriwether Director	Mark A. Emmert Director

/s/ KIM WILLIAMS
Kim Williams Director

WEYERHAEUSER COMPANY > 2021 ANNUAL REPORT AND FORM 10-K 105