Form 10-Q
period 2022-03-31
WEYERHAEUSER CO
filed 2022-04-29
CIK 106535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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

As of April 25, 2022, 744,498 thousand shares of the registrant’s common stock ($1.25 par value) were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	MARCH 2022	MARCH 2021
Net sales (Note 3)	$3,112	$2,506
Costs of sales	1,647	1,430
Gross margin	1,465	1,076
Selling expenses	23	20
General and administrative expenses	92	90
Other operating costs, net (Note 13)	6	10
Operating income	1,344	956
Non-operating pension and other post-employment benefit costs (Note 6)	(15)	(8)
Interest income and other	(1)	1
Interest expense, net of capitalized interest	(72)	(79)
Loss on debt extinguishment (Note 8)	(276)	—
Earnings before income taxes	980	870
Income taxes (Note 14)	(209)	(189)
Net earnings	$771	$681

Earnings per share, basic and diluted (Note 4)	$1.03	$0.91
Weighted average shares outstanding (in thousands) (Note 4):
Basic	747,507	748,718
Diluted	748,823	750,024

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2022	MARCH 2021
Net earnings	$771	$681
Other comprehensive income (loss):
Foreign currency translation adjustments	16	9
Changes in unamortized actuarial loss, net of tax expense of $5 and $7	13	20
Changes in unamortized net prior service credit, net of tax (expense) benefit of ($1) and $1	—	1
Total other comprehensive income	29	30
Total comprehensive income	$800	$711

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PAR VALUE	MARCH 31, 2022	DECEMBER 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,205	$1,879
Receivables, net	745	507
Receivables for taxes	8	24
Inventories (Note 5)	611	520
Prepaid expenses and other current assets	206	205
Total current assets	2,775	3,135
Property and equipment, less accumulated depreciation of $3,654 and $3,592	2,026	2,057
Construction in progress	203	175
Timber and timberlands at cost, less depletion	11,469	11,510
Minerals and mineral rights, less depletion	252	255
Deferred tax assets	15	17
Other assets	376	503
Total assets	$17,116	$17,652
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$310	$281
Accrued liabilities (Note 7)	674	673
Total current liabilities	984	954
Long-term debt, net (Note 8)	5,053	5,099
Deferred tax liabilities	66	46
Deferred pension and other post-employment benefits (Note 6)	432	440
Other liabilities	344	346
Total liabilities	6,879	6,885
Commitments and contingencies (Note 10)
Equity:
Common shares: $1.25 par value; authorized 1,360 million shares; issued and outstanding: 745,442 thousand shares at March 31, 2022 and 747,301 thousand shares at December 31, 2021	932	934
Other capital	8,076	8,181
Retained earnings	1,679	2,131
Accumulated other comprehensive loss (Note 11)	(450)	(479)
Total equity	10,237	10,767
Total liabilities and equity	$17,116	$17,652

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2022	MARCH 2021
Cash flows from operations:
Net earnings	$771	$681
Noncash charges (credits) to earnings:
Depreciation, depletion and amortization	122	118
Basis of real estate sold	31	27
Deferred income taxes, net	14	8
Pension and other post-employment benefits (Note 6)	25	19
Share-based compensation expense (Note 12)	8	7
Loss on debt extinguishment	276	—
Change in:
Receivables, net	(238)	(139)
Receivables and payables for taxes	110	120
Inventories	(87)	(60)
Prepaid expenses and other current assets	(1)	(2)
Accounts payable and accrued liabilities	(62)	(60)
Pension and post-employment benefit contributions and payments	(4)	(8)
Other	(8)	(13)
Net cash from operations	957	698
Cash flows from investing activities:
Capital expenditures for property and equipment	(50)	(31)
Capital expenditures for timberlands reforestation	(20)	(22)
Acquisition of timberlands	(18)	—
Other	1	—
Net cash from investing activities	(87)	(53)
Cash flows from financing activities:
Cash dividends on common shares	(1,218)	(127)
Net proceeds from issuance of long-term debt (Note 8)	881	—
Payments on long-term debt (Note 8)	(1,203)	—
Proceeds from exercise of stock options	12	17
Repurchases of common shares (Note 4)	(118)	—
Other	(18)	(14)
Net cash from financing activities	(1,664)	(124)
Net change in cash, cash equivalents and restricted cash	(794)	521
Cash, cash equivalents and restricted cash at beginning of period	1,999	495
Cash, cash equivalents and restricted cash at end of period	$1,205	$1,016
Cash paid (received) during the period for:
Interest, net of amount capitalized of $1 and $1	$78	$75
Income taxes, net of refunds	$85	$66

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(UNAUDITED)

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	MARCH 2022	MARCH 2021
Common shares:
Balance at beginning of period	$934	$934
Issued for exercise of stock options and vested units	2	2
Repurchases of common shares (Note 4)	(4)	—
Balance at end of period	932	936
Other capital:
Balance at beginning of period	8,181	8,208
Issued for exercise of stock options	11	16
Repurchases of common shares (Note 4)	(117)	—
Share-based compensation	8	7
Other transactions, net	(7)	(9)
Balance at end of period	8,076	8,222
Retained earnings:
Balance at beginning of period	2,131	411
Net earnings	771	681
Dividends on common shares	(1,223)	(130)
Balance at end of period	1,679	962
Accumulated other comprehensive loss:
Balance at beginning of period	(479)	(822)
Other comprehensive income	29	30
Balance at end of period (Note 11)	(450)	(792)
Total equity:
Balance at end of period	$10,237	$9,328

Dividends paid per common share	$1.63	$0.17

See accompanying Notes to Consolidated Financial Statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE QUARTERS ENDED MARCH 31, 2022 AND 2021

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

The accompanying unaudited Consolidated Financial Statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Except as otherwise disclosed in these Notes to Consolidated Financial Statements, such adjustments are of a normal, recurring nature. The Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements. Certain information and footnote disclosures normally included in our annual Consolidated Financial Statements have been condensed or omitted. These quarterly Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021. Results of operations for interim periods should not necessarily be regarded as indicative of the results that may be expected for the full year.

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

●	Wood Products – Structural lumber, oriented strand board, engineered wood products and building materials distribution.

A reconciliation of our business segment information to the respective information in the Consolidated Statement of Operations is as follows:

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2022	MARCH 2021
Sales to unaffiliated customers:
Timberlands	$465	$379
Real Estate & ENR	128	106
Wood Products	2,519	2,021
	3,112	2,506
Intersegment sales:
Timberlands	161	134

Total sales	3,273	2,640
Intersegment eliminations	(161)	(134)
Total	$3,112	$2,506
Net contribution (charge) to earnings:
Timberlands	$182	$108
Real Estate & ENR	81	66
Wood Products	1,182	840
	1,445	1,014
Unallocated items(1)	(117)	(65)
Net contribution to earnings	1,328	949
Interest expense, net of capitalized interest	(72)	(79)
Loss on debt extinguishment	(276)	—
Earnings before income taxes	980	870
Income taxes	(209)	(189)
Net earnings	$771	$681
(1)

Unallocated items are gains or charges not related to, or allocated to, an individual operating segment. They include all or a portion of items such as share-based compensation, pension and post-employment costs, elimination of intersegment profit in inventory and LIFO, foreign exchange transaction gains and losses, interest income and other as well as legacy obligations.

NOTE 3: REVENUE RECOGNITION

A reconciliation of revenue recognized by our major products:

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2022	MARCH 2021
Net sales to unaffiliated customers:
Timberlands segment
Delivered logs:
West
Domestic sales	$113	$79
Export grade sales	146	122
Subtotal West	259	201
South	154	131
North	15	16
Subtotal delivered logs sales	428	348
Stumpage and pay-as-cut timber	9	6
Recreational and other lease revenue	17	16
Other(1)	11	9
Net sales attributable to Timberlands segment	465	379
Real Estate & ENR segment
Real estate	97	84
Energy and natural resources	31	22
Net sales attributable to Real Estate & ENR segment	128	106
Wood Products segment
Structural lumber	1,206	990
Oriented strand board	564	438
Engineered solid section	196	142
Engineered I-joists	137	83
Softwood plywood	58	56
Medium density fiberboard	48	48
Complementary building products	215	171
Other(2)	95	93
Net sales attributable to Wood Products segment	2,519	2,021
Total net sales	$3,112	$2,506

(1)	Other Timberlands sales include sales of seeds and seedlings from our nursery operations as well as wood chips.
(2)	Other Wood Products sales include wood chips, other byproducts and third-party residual log sales from our Canadian Forestlands operations.

NOTE 4: NET EARNINGS PER SHARE AND SHARE REPURCHASES

Our basic and diluted earnings per share were:

●	$1.03 during first quarter 2022 and
●	$0.91 during first quarter 2021.

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

	QUARTER ENDED
SHARES IN THOUSANDS	MARCH 2022	MARCH 2021
Weighted average common shares outstanding – basic	747,507	748,718
Dilutive potential common shares:
Stock options	384	217
Restricted stock units	420	738
Performance share units	512	351
Total effect of outstanding dilutive potential common shares	1,316	1,306
Weighted average common shares outstanding – dilutive	748,823	750,024

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

	QUARTER ENDED
SHARES IN THOUSANDS	MARCH 2022	MARCH 2021
Stock options	—	147
Performance share units	693	1,115

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

During first quarter 2022, we repurchased 3,197,675 common shares for approximately $121 million under the 2021 Repurchase Program. As of March 31, 2022, we had remaining authorization of $806 million for future share repurchases. We did not repurchase shares during first quarter 2021.

All common stock repurchases under the 2021 Repurchase Program were made in open-market transactions. We record share repurchases upon trade date as opposed to the settlement date when cash is disbursed. We record a liability for repurchases that have not yet been settled as of period end. There were 78,380 unsettled shares (approximately $3 million) as of March 31, 2022 and no unsettled shares as of December 31, 2021.

NOTE 5: INVENTORIES

Inventories include raw materials, work-in-process, finished goods, as well as materials and supplies.

DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2022	DECEMBER 31, 2021
LIFO inventories:
Logs	$30	$26
Lumber, plywood, panels and fiberboard	80	61
Other products	22	17
Moving average cost or FIFO inventories:
Logs	104	65
Lumber, plywood, panels, fiberboard and engineered wood products	116	106
Other products	140	131
Materials and supplies	119	114
Total	$611	$520

LIFO – the last-in, first-out method – applies to major inventory products held at our U.S. locations. The moving average cost method or FIFO – the first-in, first-out method – applies to the balance of our U.S. raw material and product inventories, all material and supply inventories and all foreign inventories.

NOTE 6: PENSION AND OTHER POST-EMPLOYMENT BENEFIT PLANS

The components of net periodic benefit cost are:

	PENSION
	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2022	MARCH 2021
Service cost	$10	$11
Interest cost	27	24
Expected return on plan assets	(39)	(49)
Amortization of actuarial loss	24	30
Amortization of prior service cost	1	1
Total net periodic benefit cost – pension	$23	$17

	OTHER POST-EMPLOYMENT BENEFITS
	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2022	MARCH 2021
Interest cost	$1	$1
Amortization of actuarial loss	1	2
Amortization of prior service credit	—	(1)
Total net periodic benefit cost – other post-employment benefits	$2	$2

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

NOTE 7: ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2022	DECEMBER 31, 2021
Compensation and employee benefit costs	$166	$225
Current portion of lease liabilities	23	24
Customer rebates, volume discounts and deferred income	119	164
Interest	72	83
Taxes payable	202	106
Other	92	71
Total	$674	$673

NOTE 8: LONG-TERM DEBT AND LINE OF CREDIT

In March 2022, we completed a series of transactions that lowered our weighted average interest rate and extended our weighted average maturity by issuing $900 million in notes and using the net proceeds plus cash on hand to close cash tender offers for $931 million of principal in higher interest rate notes. We issued $450 million of 3.375 percent notes due in March 2033 and $450 million of 4.000 percent notes due in March 2052. The net proceeds after deducting the discount, underwriting fees and issuance costs were $444 million and $437 million, respectively. The net proceeds were used to retire $592 million of our 7.375 percent notes due in March 2032, $161 million of our 8.500 percent notes due in January 2025, $73 million of our 7.125 percent notes due in July 2023, $65 million of our 7.950 percent notes due in March 2025, and $40 million of our 7.850 percent notes due in July 2026. We paid holders an aggregate $1.2 billion in cash reflecting principal, premium to par and tender premium. A net pretax charge of $276 million ($207 million after-tax) was included in the Consolidated Statement of Operations in first quarter 2022 for premiums to retire $931 million of principal plus unamortized debt issuance costs and unamortized debt discounts in connection with the early debt retirement.

In January 2020, we refinanced and extended our $1.5 billion five-year senior unsecured revolving credit facility, which expires in January 2025. Borrowings are at LIBOR plus a spread or at other interest rates mutually agreed upon between the borrower and the lending banks. We had no outstanding borrowings on our credit facility as of March 31, 2022 and December 31, 2021.

NOTE 9: FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value and carrying value of our long-term debt consisted of the following:

DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2022	DECEMBER 31, 2021
Long-term fixed rate debt (including current maturities):
Carrying value	$5,053	$5,099
Fair value (level 2)	$5,538	$6,221

To estimate the fair value of fixed rate long-term debt, we used the market approach, which is based on quoted market prices we received for the same types and issues of our debt. We believe that our line of credit has a net carrying value that approximates its fair value within an insignificant difference. The inputs to the valuations of our long-term debt are based on market data obtained from independent sources or information derived principally from observable market data. The difference between the fair value and the carrying value represents the theoretical net premium or discount we would pay or receive to retire all debt at the measurement date.

Fair Value of Other Financial Instruments

We believe that our other financial instruments, including cash and cash equivalents, short-term investments, receivables and payables, have net carrying values that approximate their fair values with only insignificant differences. This is primarily due to the short-term nature of these instruments and the allowance for doubtful accounts.

NOTE 10: LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

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

As of March 31, 2022, our total accrual for future estimated remediation costs on active Superfund sites and other sites for which we are potentially responsible was approximately $62 million. These amounts are recorded in "Accrued liabilities" and "Other liabilities" on our Consolidated Balance Sheet.

NOTE 11: ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in amounts included in our accumulated other comprehensive loss by component are:

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2022	MARCH 2021
Pension(1)
Balance at beginning of period	$(720)	$(1,064)
Other comprehensive income (loss) before reclassifications	(8)	(4)
Amounts reclassified from accumulated other comprehensive loss to earnings(2)	19	24
Total other comprehensive income	11	20
Balance at end of period	$(709)	$(1,044)
Other post-employment benefits(1)
Balance at beginning of period	$(2)	$(12)
Other comprehensive income (loss) before reclassifications	1	—
Amounts reclassified from accumulated other comprehensive loss to earnings(2)	1	1
Total other comprehensive income	2	1
Balance at end of period	$—	$(11)
Translation adjustments and other
Balance at beginning of period	$243	$254
Translation adjustments	16	9
Total other comprehensive income	16	9
Balance at end of period	259	263
Accumulated other comprehensive loss, end of period	$(450)	$(792)
(1)	Amounts presented are net of tax.
(2)	Amounts of actuarial loss and prior service (cost) credit are components of net periodic benefit cost (credit). See Note 6: Pension and Other Post-Employment Benefit Plans.

NOTE 12: SHARE-BASED COMPENSATION

Share-based compensation activity during first quarter 2022 included the following:

SHARES IN THOUSANDS	GRANTED	VESTED
Restricted stock units (RSUs)	615	830
Performance share units (PSUs)	295	419

A total of 1.3 million shares of common stock were issued as a result of RSU vestings, PSU vestings and stock option exercises.

Restricted Stock Units

The weighted average fair value of the RSUs granted in 2022 was $42.13. The vesting provisions for RSUs granted in 2022 were consistent with prior year grants.

Performance Share Units

The weighted average grant date fair value of PSUs granted in 2022 was $49.77. The final number of shares granted in 2022 will vest between a range of 0 percent to 150 percent of each grant's target, depending upon actual company performance compared against an industry peer group. PSUs granted in 2022 will vest at a maximum of 100 percent of target value in the event of negative absolute company total shareholder return.

Weighted Average Assumptions Used in Estimating the Value of Performance Share Units Granted in 2022

PERFORMANCE SHARE UNITS
Performance period	2/10/2022 – 12/31/2024
Valuation date average stock price(1)	$42.16
Expected dividends	1.72%
Risk-free rate	0.34% – 1.84%
Expected volatility	26.27% – 41.01%
(1)	Calculated as an average of the high and low prices on grant date.

NOTE 13: OTHER OPERATING COSTS, NET

Other operating costs, net were comprised of the following:

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2022	MARCH 2021
Foreign exchange losses (gains), net	$(1)	$2
Litigation expense, net	4	3
Research and development expenses	1	1
Other, net	2	4
Total other operating costs, net	$6	$10

NOTE 14: INCOME TAXES

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

The quarterly provision for income taxes is based on our current estimate of the annual effective tax rate and is adjusted for discrete taxable events that have occurred during the year. Our 2022 estimated annual effective tax rate, excluding discrete items, differs from the U.S. federal statutory tax rate of 21 percent primarily due to state and foreign income taxes and tax benefits associated with our nontaxable REIT earnings.

NOTE 15: RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on our Consolidated Balance Sheet that sum to the total of the amounts shown in the Consolidated Statement of Cash Flows:

DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2022	December 31, 2021
Cash and cash equivalents	$1,205	$1,879
Restricted cash included in other assets(1)	—	120
Total cash, cash equivalents and restricted cash	$1,205	$1,999

(1)    Amounts included in restricted cash as of December 31, 2021 were comprised of proceeds held by a qualified intermediary that were intended to be reinvested in timber and timberlands through a like-kind exchange transaction. In first quarter 2022, the proceeds were released as a like-kind property was not identified.

NOTE 16: TIMBERLAND ACQUISITION

On April 14, 2022, we announced an agreement to purchase 81 thousand acres of North and South Carolina timberlands for approximately $265 million. The transaction is subject to customary closing conditions and is expected to close in the second quarter of 2022.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This report contains statements concerning our future results and performance that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include, without limitation, statements relating to: our expected future financial and operating performance; our plans, strategies, intentions and expectations; estimated taxes and tax provision; our capital structure and the sufficiency of our liquidity position to meet future cash requirements; compliance with our debt agreements; contingent liabilities, and the sufficiency of litigation and other contingent liability reserves and related accruals including, but not limited to, estimates of future environmental remediation costs; expected capital expenditures; expected timing of closing of a timberlands acquisition; market and general economic conditions, including related influencing factors such as the trajectory of U.S. housing activity, repair and remodel activity, impacts from COVID-related restrictions, inflation trends, and interest rates; assumptions used in valuing incentive compensation and related expense; and our expectations relating to returns on invested pension plan assets and expected benefit payments.

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often involve use of words such as “anticipate,” “believe,” “committed,” "continue,” “estimate,” “expect,” “foreseeable,” “future,” “maintain,” “may,” “plan,” “potential,” “will,” and “would,” or similar words or terminology. They may use the positive, negative or another variation of those and similar words. These forward-looking statements are based on our current expectations and assumptions and are not guarantees of future events or performance. The realization of our expectations and the accuracy of our assumptions are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. There is no guarantee that any of the events anticipated by our forward-looking statements will occur. If any of the events occur, there is no guarantee what effect it will have on our operations, cash flows, or financial condition. We undertake no obligation to update our forward-looking statements after the date of this report. The factors listed below, as well as other factors not described herein because they are not currently known to us or we currently judge them to be immaterial, may cause our actual results to differ significantly from our forward-looking statements:

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

●	changes in currency exchange rates, particularly the relative value of the U.S. dollar to the Japanese yen, the Chinese yuan, and the Canadian dollar, and the relative value of the euro to the yen;
●	restrictions on international trade and tariffs imposed on imports or exports;
●	the availability and cost of shipping and transportation;
●	economic activity in Asia, especially Japan and China;
●	performance of our manufacturing operations, including maintenance and capital requirements;
●	potential disruptions in our manufacturing operations;
●	the level of competition from domestic and foreign producers;
●	the successful execution of our internal plans and strategic initiatives, including restructuring and cost reduction initiatives;
●	our ability to hire and retain capable employees;
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

●	raw material availability and prices;
●	the effect of weather;
●	changes in global or regional climate conditions and governmental response to such changes;
●	the risk of loss from fires, floods, windstorms, hurricanes, pest infestation and other natural disasters;
●	energy prices;
●	transportation and labor availability and costs;
●	federal tax policies;
●	the effect of forestry, land use, environmental and other governmental regulations;
●	legal proceedings;
●	performance of pension fund investments and related derivatives;
●	the effect of timing of employee retirements as it relates to the cost of pension benefits and changes in the market price of our common stock on charges for share-based compensation;
●	the accuracy of our estimates of costs and expenses related to contingent liabilities and the accuracy of our estimates of charges related to casualty losses;
●	changes in accounting principles; and
●

other risks and uncertainties described in this report under Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and in our 2021 Annual Report on Form 10-K, as well as those set forth from time to time in our other public statements, reports, registration statements, prospectuses, information statements and other filings with the SEC.

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

●	Net contribution (charge) to earnings does not include interest expense, loss on debt extinguishment or income taxes.

ECONOMIC AND MARKET CONDITIONS AFFECTING OUR OPERATIONS

Looking ahead, our market conditions and the strength of the broader U.S. economy will continue to be influenced by the trajectory of U.S. housing activity, repair and remodel activity, impacts from COVID-related restrictions, inflation trends and interest rates. The demand for sawlogs within our Timberlands segment is directly affected by domestic production of wood-based building products. The strength of the U.S. housing market, especially new residential construction, strongly affects demand in our Wood Products segment, as does repair and remodeling activity. Seasonal weather patterns impact the level of construction activity in the U.S., which in turn affects demand for our logs and wood products. Our Timberlands segment, specifically the Western region, is also affected by export demand and trade policy. Japanese housing starts are a key driver of export log demand in Japan. The demand for pulpwood from our Timberlands segment is directly affected by the production of pulp, paper and OSB as well as the demand for biofuels, such as pellets made from pulpwood. The Timberlands segment is also influenced by the availability of harvestable timber. In general, Western log markets are highly tensioned while Southern log markets have more available supply. However, additional mill capacity being added in the U.S. South has led to tightening of markets in certain geographies.

On a seasonally adjusted annual basis, as reported by the U.S. Census Bureau, housing starts for first quarter 2022 averaged 1.75 million units, a 5 percent increase from fourth quarter 2021. Single family starts averaged 1.2 million units, a 2.5 percent increase from fourth quarter 2021. Multi-family starts averaged 557 thousand units in first quarter 2022, which was a 10.7 percent increase from fourth quarter 2021. Sales of newly built, single family homes averaged a seasonally adjusted annual rate of 814 thousand units for first quarter 2022. This is an increase of 6.6 percent from the previous quarter.

Repair and remodeling expenditures increased by 5.2 percent from fourth quarter 2021 to first quarter 2022 according to the Census Bureau Advance Retail Spending report. Do-it-yourself activity remains at or above pre-pandemic historical levels while professionally contracted activities continue to expand.

In U.S. wood product markets, demand was strong during most of first quarter 2022 as dealer inventories remained lean, which contributed to increased prices for lumber and panels. The Random Lengths Framing Lumber Composite price averaged $1,248/MBF and the OSB Composite averaged $1,215/MSF in first quarter 2022.

In Western log markets, Douglas fir sawlog prices increased by 18 percent in first quarter 2022 compared with fourth quarter 2021 as reported by RISI Log Lines. The strength in Western log prices was supported by multiple factors including strong demand as mills capitalized on high lumber pricing. In the South, sawlog prices increased by 6 percent from fourth quarter 2021 and 13 percent from first quarter 2021 as reported by TimberMart-South mainly attributable to the increase in lumber prices.

Exchange rates, available supply from other countries and trade policy affect our export businesses. During first quarter 2022, continued strength in end use demand and disruptions of other global sources of supply supported sustained demand for export logs. China export activity and pricing were supported by constrained log and lumber imports from other geographies. In Japan, total housing starts increased 4.3 percent year to date through February compared to the same period in 2021, while the key Post and Beam segment saw a 1.5 percent increase. Decreased lumber imports from Europe to Japan have continued to be favorable to our Japanese log export business.

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

CONSOLIDATED RESULTS

How We Did First Quarter 2022

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	MARCH 2022	MARCH 2021	2022 VS. 2021
Net sales	$3,112	$2,506	$606
Costs of sales	$1,647	$1,430	$217
Operating income	$1,344	$956	$388
Net earnings	$771	$681	$90
Earnings per share, basic and diluted	$1.03	$0.91	$0.12

Comparing First Quarter 2022 with First Quarter 2021

Net sales

Net sales increased $606 million – 24 percent – primarily due to a $498 million increase in Wood Products sales to unaffiliated customers attributable to increased sales realizations across all product lines, as well as an $86 million increase in Timberlands sales to unaffiliated customers attributable to increased sales realizations and sales volumes in the Western and Southern regions.

Costs of sales

Costs of sales increased $217 million – 15 percent – primarily due to increased complementary building product sales, increased cost of commodity products, and higher log and fiber costs within our Wood Products segment and increased freight costs and third-party log purchases within our Timberlands segment.

Operating income

Operating income increased $388 million – 41 percent – primarily due to a $389 million increase in consolidated gross margin (see discussion of components above).

Net earnings

Net earnings increased $90 million – 13 percent – primarily due to the $388 million increase in operating income, as discussed above.

This increase was partially offset by a $276 million pretax charge ($207 million after-tax) related to the early extinguishment of debt (refer to Note 8: Long-Term Debt and Line of Credit), as well as a $20 million increase in income tax expense (refer to Income Taxes).

TIMBERLANDS

How We Did First Quarter 2022

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2022	MARCH 2021	2022 VS. 2021
Net sales to unaffiliated customers:
Delivered logs:
West	$259	$201	$58
South	154	131	23
North	15	16	(1)
Subtotal delivered logs sales	428	348	80
Stumpage and pay-as-cut timber	9	6	3
Recreational and other lease revenue	17	16	1
Other(1)	11	9	2
Subtotal net sales to unaffiliated customers	465	379	86
Intersegment sales	161	134	27
Total sales	$626	$513	$113
Costs of sales	$423	$383	$40
Operating income and Net contribution to earnings	$182	$108	$74
(1)	Other Timberlands sales include sales of seeds and seedlings from our nursery operations as well as wood chips.

Comparing First Quarter 2022 with First Quarter 2021

Net sales to unaffiliated customers

Net sales to unaffiliated customers increased $86 million – 23 percent – primarily due to a $58 million increase in Western log sales attributable to a 23 percent increase in sales realizations and a 4 percent increase in sales volumes, as well as a $23 million increase in Southern log sales attributable to a 9 percent increase in sales volumes and an 8 percent increase in sales realizations.

Intersegment sales

Intersegment sales increased $27 million – 20 percent – primarily due to a 20 percent increase in sales realizations.

Costs of sales

Costs of sales increased $40 million – 10 percent – primarily due to increased freight costs and third-party log purchases, as well as increased sales volumes, as discussed above.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings increased $74 million – 69 percent – primarily due to the change in the components of gross margin, as discussed above.

Third-Party Log Sales Volumes and Fee Harvest Volumes

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	MARCH 2022	MARCH 2021	2022 VS. 2021
Third-party log sales – tons:
West(1)	1,604	1,539	65
South	4,135	3,782	353
North	210	261	(51)
Total	5,949	5,582	367
Fee harvest volumes – tons:
West(1)	2,240	2,101	139
South	5,842	5,376	466
North	278	337	(59)
Total	8,360	7,814	546
(1)	Western logs are primarily transacted in thousand board feet (MBF) but are converted to ton equivalents for external reporting purposes.

REAL ESTATE, ENERGY AND NATURAL RESOURCES

How We Did First Quarter 2022

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2022	MARCH 2021	2022 VS. 2021
Net sales:
Real estate	$97	$84	$13
Energy and natural resources	31	22	9
Total	$128	$106	$22
Costs of sales	$41	$34	$7
Operating income and Net contribution to earnings	$81	$66	$15

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

Comparing First Quarter 2022 with First Quarter 2021

Net sales

Net sales increased $22 million – 21 percent – primarily due to increases in the amount of acres sold and energy and natural resources sales.

Costs of sales

Costs of sales increased $7 million – 21 percent – primarily due to an increase in the amount of acres sold.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings increased $15 million – 23 percent – primarily due to the change in the components of gross margin, as discussed above.

REAL ESTATE SALES STATISTICS

	QUARTER ENDED		AMOUNT OF CHANGE
	MARCH 2022	MARCH 2021	2022 VS. 2021
Acres sold	24,126	19,455	4,671
Average price per acre	$3,785	$3,803	$(18)

WOOD PRODUCTS

How We Did First Quarter 2022

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2022	MARCH 2021	2022 VS. 2021
Net sales:
Structural lumber	$1,206	$990	$216
Oriented strand board	564	438	126
Engineered solid section	196	142	54
Engineered I-joists	137	83	54
Softwood plywood	58	56	2
Medium density fiberboard	48	48	—
Complementary building products	215	171	44
Other products produced(1)	95	93	2
Total	$2,519	$2,021	$498
Costs of sales	$1,276	$1,124	$152
Operating income and Net contribution to earnings	$1,182	$840	$342
(1)	Other products produced sales include wood chips, other byproducts and third-party residual log sales from our Canadian Forestlands operations.

Comparing First Quarter 2022 with First Quarter 2021

Net sales

Net sales increased $498 million – 25 percent – due to:

●	a $216 million increase in structural lumber sales attributable to a 21 percent increase in sales realizations, as well as a 1 percent increase in sales volumes;
●	a $126 million increase in oriented strand board sales attributable to a 28 percent increase in sales realizations;
●	a $54 million increase in engineered solid section sales attributable to a 50 percent increase in sales realizations, partially offset by an 8 percent decrease in sales volumes;
●	a $54 million increase in engineered I-joists sales attributable to a 67 percent increase in sales realizations, partially offset by a 2 percent decrease in sales volumes, and
●	a $44 million increase in complementary building products sales attributable to increased sales realizations.

Costs of sales

Costs of sales increased $152 million – 14 percent – primarily due to increased complementary building product sales, increased cost of commodity products, and higher log and fiber costs.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings increased $342 million – 41 percent – primarily due to the change in the components of gross margin, as discussed above.

Third-Party Sales Volumes

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS(1)	MARCH 2022	MARCH 2021	2022 VS. 2021
Structural lumber – board feet	1,157	1,145	12
Oriented strand board – square feet (3/8”)	717	714	3
Engineered solid section – cubic feet	5.7	6.2	(0.5)
Engineered I-joists – lineal feet	46	47	(1)
Softwood plywood – square feet (3/8”)	75	94	(19)
Medium density fiberboard – square feet (3/4”)	44	57	(13)
(1)	Sales volumes include sales of internally produced products and products purchased for resale primarily through our distribution business.

PRODUCTION AND OUTSIDE PURCHASE VOLUMES

Outside purchase volumes are primarily purchased for resale through our distribution business. Production volumes are produced for sale through our own sales organizations and through our distribution business. Production of oriented strand board and engineered solid section are also used to manufacture engineered I-joists.

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS	MARCH 2022	MARCH 2021	2022 VS. 2021
Structural lumber – board feet:
Production	1,203	1,211	(8)
Outside purchase	42	55	(13)
Total	1,245	1,266	(21)
Oriented strand board – square feet (3/8”):
Production	739	742	(3)
Outside purchase	70	68	2
Total	809	810	(1)
Engineered solid section – cubic feet:
Production	5.7	6.0	(0.3)
Outside purchase	0.2	0.3	(0.1)
Total	5.9	6.3	(0.4)
Engineered I-joists – lineal feet:
Production	44	44	—
Outside purchase	2	3	(1)
Total	46	47	(1)
Softwood plywood – square feet (3/8”):
Production	66	80	(14)
Outside purchase	10	14	(4)
Total	76	94	(18)
Medium density fiberboard – square feet (3/4"):
Production	44	56	(12)
Total	44	56	(12)

UNALLOCATED ITEMS

Unallocated items are gains or charges not related to, or allocated to, an individual operating segment. They include all or a portion of items such as share-based compensation, pension and post-employment costs, elimination of intersegment profit in inventory and LIFO, foreign exchange transaction gains and losses, interest income and other as well as legacy obligations.

Net Charge to Earnings – Unallocated Items

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2022	MARCH 2021	2022 VS. 2021
Unallocated corporate function and variable compensation expense	$(31)	$(25)	$(6)
Liability classified share-based compensation	1	(1)	2
Foreign exchange loss	—	(2)	2
Elimination of intersegment profit in inventory and LIFO	(59)	(17)	(42)
Other	(12)	(13)	1
Operating loss	(101)	(58)	(43)
Non-operating pension and other post-employment benefit costs	(15)	(8)	(7)
Interest income and other	(1)	1	(2)
Net charge to earnings	$(117)	$(65)	$(52)

Comparing First Quarter 2022 with First Quarter 2021

Net charge to earnings increased $52 million – 80 percent – primarily due to a $42 million increase in elimination of intersegment profit in inventory and LIFO.

INTEREST EXPENSE

Our interest expense, net of capitalized interest, was:

●	$72 million for first quarter 2022 and
●	$79 million for first quarter 2021.

Interest expense decreased by $7 million compared to first quarter 2021 primarily due to a decrease in the average outstanding debt and weighted average interest rate in first quarter 2022.

Refer to Note 8: Long-Term Debt and Line of Credit for further information.

INCOME TAXES

Our provision for income taxes was:

●	a $209 million expense for first quarter 2022 and
●	a $189 million expense for first quarter 2021.

Our provision for income taxes is primarily driven by earnings generated by our TRSs. Income tax expense increased by $20 million compared to first quarter 2021 primarily due to an increase in our TRS earnings in first quarter 2022, partially offset by a tax benefit of approximately $69 million resulting from the $276 million pretax loss on debt extinguishment recorded in first quarter 2022.

Refer to Note 14: Income Taxes and Note 8: Long-Term Debt and Line of Credit for further information.

LIQUIDITY AND CAPITAL RESOURCES

We are committed to maintaining an appropriate capital structure that provides flexibility and enables us to protect the interests of our shareholders and meet our obligations to our lenders, while also maintaining access to all major financial markets. As of March 31, 2022, we had over $1.2 billion in cash and cash equivalents and $1.5 billion of availability on our line of credit, which expires in January 2025. We believe we have sufficient liquidity to meet our cash requirements for the foreseeable future.

CASH FROM OPERATIONS

Consolidated net cash from operations was:

●	$957 million for first quarter 2022 and
●	$698 million for first quarter 2021.

Net cash from operations increased $259 million, primarily due to increased cash inflows from our business operations. This change was partially offset by a $19 million increase in cash paid for income taxes.

CASH FROM INVESTING ACTIVITIES

Consolidated net cash from investing activities was:

●	$(87) million for first quarter 2022 and
●	$(53) million for first quarter 2021.

Net cash from investing activities decreased $34 million, primarily due to:

●	a $17 million increase in cash paid for capital expenditures and
●	an $18 million increase in cash paid for acquisition of timberlands.

Summary of Capital Spending by Business Segment

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2022	MARCH 2021
Timberlands	$30	$28
Wood Products	39	25
Unallocated Items	1	—
Total	$70	$53

We anticipate our capital expenditures for 2022 to be approximately $440 million. The amount we spend on capital expenditures could change.

CASH FROM FINANCING ACTIVITIES

Consolidated net cash from financing activities was:

●	$(1,664) million for first quarter 2022 and
●	$(124) million for first quarter 2021.

Net cash from financing activities decreased $1,540 million, primarily due to:

●	a $1,091 million increase in cash used for payments of dividends;
●	a $322 million increase in net cash used for payments on long-term debt and
●	a $118 million increase in cash used for repurchases of common stock.

Line of Credit

We had no outstanding borrowings on our $1.5 billion five-year senior unsecured revolving credit facility as of March 31, 2022 or December 31, 2021. This credit facility expires in January 2025.

Our revolving credit agreement utilizes the London Inter-bank Offered Rate (LIBOR) as a basis for one of the interest rate options available to the company to apply to outstanding borrowings. Due to the cessation of USD LIBOR we plan to transition our revolving credit facility to an alternate reference rate in 2022. We have included provisions in our revolving credit agreement that specifically contemplate the transition from LIBOR to a replacement benchmark rate.

Refer to Note 8: Long-Term Debt and Line of Credit for further information.

Long-Term Debt

In March 2022, we completed a series of transactions that lowered our weighted average interest rate and extended our weighted average maturity by issuing $900 million in notes and using the net proceeds plus cash on hand to close cash tender offers for $931 million of principal in higher interest rate notes. We issued $450 million of 3.375 percent notes due in March 2033 and $450 million of 4.000 percent notes due in March 2052. The net proceeds after deducting the discount, underwriting fees and issuance costs were $444 million and $437 million, respectively. The net proceeds were used to retire $592 million of our 7.375 percent notes due in March 2032, $161 million of our 8.500 percent notes due in January 2025, $73 million of our 7.125 percent notes due in July 2023, $65 million of our 7.950 percent notes due in March 2025, and $40 million of our 7.850 percent notes due in July 2026. We paid holders an aggregate $1.2 billion in cash reflecting principal, premium to par and tender premium.

Refer to Note 8: Long-Term Debt and Line of Credit for further information.

Debt Covenants

As of March 31, 2022, Weyerhaeuser Company was in compliance with its debt covenants. There have been no significant changes to the debt covenants presented in our 2021 Annual Report on Form 10-K for our long-term debt instruments, and we expect to remain in compliance with our debt covenants for the foreseeable future.

Option Exercises

We received cash proceeds from the exercise of stock options of:

●	$12 million for first quarter 2022 and

●	$17 million for first quarter 2021.

Our average stock price was $39.65 and $34.05 for first quarter 2022 and 2021, respectively.

Dividend Payments

We paid cash dividends on common shares of:

●	$1,218 million for first quarter 2022 and
●	$127 million for first quarter 2021.

The increase in dividends paid is primarily due to a supplemental dividend of $1.45 per share based on 2021 financial results for a total of $1,084 million paid in the first quarter of 2022.

Share Repurchases

We repurchased 3,197,675 shares for approximately $121 million (including transaction fees) during first quarter 2022 under the 2021 Repurchase Program. We did not repurchase shares in first quarter 2021. There were 78,380 unsettled shares (approximately $3 million) as of March 31, 2022 and no unsettled shares as of December 31, 2021. Refer to Note 4: Net Earnings Per Share and Share Repurchases for further information.

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

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2022	MARCH 2021	2022 VS. 2021
Adjusted EBITDA by Segment:
Timberlands	$247	$172	$75
Real Estate & ENR	116	96	20
Wood Products	1,233	889	344
	1,596	1,157	439
Unallocated Items	(99)	(56)	(43)
Adjusted EBITDA	$1,497	$1,101	$396

We reconcile Adjusted EBITDA to net earnings for the consolidated company and to operating income (loss) for the business segments, as those are the most directly comparable U.S. GAAP measures for each.

The table below reconciles Adjusted EBITDA for the quarter ended March 31, 2022:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$771
Interest expense, net of capitalized interest					72
Loss on debt extinguishment(1)					276
Income taxes					209
Net contribution (charge) to earnings	$182	$81	$1,182	$(117)	$1,328
Non-operating pension and other post-employment benefit costs	—	—	—	15	15
Interest income and other	—	—	—	1	1
Operating income (loss)	182	81	1,182	(101)	1,344
Depreciation, depletion and amortization	65	4	51	2	122
Basis of real estate sold	—	31	—	—	31
Adjusted EBITDA	$247	$116	$1,233	$(99)	$1,497
(1)	Loss on debt extinguishment is a special item consisting of a pretax charge of $276 million related to early debt retirement.

The table below reconciles Adjusted EBITDA for the quarter ended March 31, 2021:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$681
Interest expense, net of capitalized interest					79
Income taxes					189
Net contribution (charge) to earnings	$108	$66	$840	$(65)	$949
Non-operating pension and other post-employment benefit costs	—	—	—	8	8
Interest income and other	—	—	—	(1)	(1)
Operating income (loss)	108	66	840	(58)	956
Depreciation, depletion and amortization	64	3	49	2	118
Basis of real estate sold	—	27	—	—	27
Adjusted EBITDA	$172	$96	$889	$(56)	$1,101

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

Net Earnings Before Special Items

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2022	MARCH 2021
Net earnings	$771	$681
Loss on debt extinguishment	207	—
Net earnings before special items	$978	$681

Net Earnings per Diluted Share Before Special Items

	QUARTER ENDED
	MARCH 2022	MARCH 2021
Net earnings per diluted share	$1.03	$0.91
Loss on debt extinguishment	0.28	—
Net earnings per diluted share before special items	$1.31	$0.91

CRITICAL ACCOUNTING POLICIES

There have been no significant changes during first quarter 2022 to the critical accounting policies presented in our 2021 Annual Report on Form 10-K.

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

Summary of Long-Term Indebtedness Principal Obligations as of March 31, 2022

DOLLAR AMOUNTS IN MILLIONS	2022	2023	2024	2025	2026	THEREAFTER	TOTAL(1)	FAIR VALUE
Fixed-rate debt	$—	$978	$—	$210	$272	$3,633	$5,093	$5,538
Average interest rate	—%	5.44%	—%	8.31%	7.65%	5.00%	5.36%	N/A
(1)	Excludes $40 million of unamortized discounts, capitalized debt expense and business combination fair value adjustments.

Item 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The company’s principal executive officer and principal financial officer have concluded that the company’s disclosure controls and procedures were effective as of March 31, 2022, based on an evaluation of the company’s disclosure controls and procedures as of that date.

CHANGES IN INTERNAL CONTROLS

No changes occurred in the company’s internal control over financial reporting during first quarter 2022 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Refer to Note 10: Legal Proceedings, Commitments and Contingencies. SEC regulations require us to disclose certain information about proceedings arising under federal, state or local environmental provisions if we reasonably believe that such proceedings may result in monetary sanctions above a stated threshold. In accordance with these regulations, the company uses a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required pursuant to this item.

Item 1A. RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our 2021 Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases of common stock made by the company during first quarter 2022:

COMMON SHARE REPURCHASES DURING FIRST QUARTER 2022	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS
January 1 – January 31	1,320,787	$37.87	1,320,787	$876,697,873
February 1 – February 28	221,913	$37.31	221,913	$868,422,515
March 1 – March 31	1,654,975	$37.97	1,654,975	$805,603,171
Total	3,197,675	$37.87	3,197,675	$805,603,171

On September 22, 2021, we announced that our board had approved a new share repurchase program (the 2021 Repurchase Program) under which we are authorized to repurchase up to $1 billion of outstanding shares. Concurrently, the board terminated the remaining repurchase authorization under the 2019 Repurchase Program.

During first quarter 2022, we repurchased 3,197,675 common shares for approximately $121 million (including transaction fees) under the 2021 Repurchase Program in open-market transactions. Transaction fees incurred for repurchases are not counted as use of funds authorized for repurchases under the 2021 Repurchase Program. As of March 31, 2022, we had remaining authorization of $806 million for future stock repurchases.

Item 6. EXHIBITS

10.1

Form of Weyerhaeuser Company 2013 Long-Term Incentive Plan Performance Share Unit Award Terms and Conditions for Plan Year 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 24, 2022 – Commission File Number 1-4825)

10.2

Form of Weyerhaeuser Company 2013 Long-Term Incentive Plan Restricted Stock Unit Award Terms and Conditions for Plan Years 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 24, 2022 – Commission File Number 1-4825)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYERHAEUSER COMPANY
(Registrant)

Date: April 29, 2022	By:	/s/ David M. Wold
David M. Wold
Vice President and Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)