Form 10-Q
period 2022-06-30
WEYERHAEUSER CO
filed 2022-07-29
CIK 106535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

As of July 25, 2022, 740,315 thousand shares of the registrant’s common stock ($1.25 par value) were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	JUNE 2022	JUNE 2021	JUNE 2022	JUNE 2021
Net sales (Note 3)	$2,973	$3,144	$6,085	$5,650
Costs of sales	1,789	1,583	3,436	3,013
Gross margin	1,184	1,561	2,649	2,637
Selling expenses	23	24	46	44
General and administrative expenses	102	95	194	185
Other operating costs, net (Note 13)	12	13	18	23
Operating income	1,047	1,429	2,391	2,385
Non-operating pension and other post-employment benefit costs (Note 6)	(11)	(1)	(26)	(9)
Interest income and other	1	2	—	3
Interest expense, net of capitalized interest	(65)	(78)	(137)	(157)
Loss on debt extinguishment (Note 8)	—	—	(276)	—
Earnings before income taxes	972	1,352	1,952	2,222
Income taxes (Note 14)	(184)	(324)	(393)	(513)
Net earnings	$788	$1,028	$1,559	$1,709

Earnings per share, basic and diluted (Note 4)	$1.06	$1.37	$2.09	$2.28
Weighted average shares outstanding (in thousands) (Note 4):
Basic	744,542	750,127	746,017	749,429
Diluted	745,582	751,508	747,194	750,773

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2022	JUNE 2021	JUNE 2022	JUNE 2021
Net earnings	$788	$1,028	$1,559	$1,709
Other comprehensive income (loss):
Foreign currency translation adjustments	(25)	15	(9)	24
Changes in unamortized actuarial loss, net of tax expense of $24, $38, $29 and $45	77	121	90	141
Changes in unamortized net prior service credit, net of tax expense of $0, $1, $1 and $0	—	—	—	1
Total other comprehensive income	52	136	81	166
Total comprehensive income	$840	$1,164	$1,640	$1,875

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PAR VALUE	JUNE 30, 2022	DECEMBER 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,723	$1,879
Receivables, net	547	507
Receivables for taxes	6	24
Inventories (Note 5)	571	520
Prepaid expenses and other current assets	165	205
Total current assets	3,012	3,135
Property and equipment, less accumulated depreciation of $3,673 and $3,592	2,000	2,057
Construction in progress	233	175
Timber and timberlands at cost, less depletion	11,706	11,510
Minerals and mineral rights, less depletion	248	255
Deferred tax assets	11	17
Other assets	370	503
Total assets	$17,580	$17,652
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$283	$281
Accrued liabilities (Note 7)	658	673
Total current liabilities	941	954
Long-term debt, net (Note 8)	5,053	5,099
Deferred tax liabilities	83	46
Deferred pension and other post-employment benefits (Note 6)	347	440
Other liabilities	340	346
Total liabilities	6,764	6,885
Commitments and contingencies (Note 10)
Equity:
Common shares: $1.25 par value; authorized 1,360 million shares; issued and outstanding: 741,738 thousand shares at June 30, 2022 and 747,301 thousand shares at December 31, 2021	927	934
Other capital	7,954	8,181
Retained earnings	2,333	2,131
Accumulated other comprehensive loss (Note 11)	(398)	(479)
Total equity	10,816	10,767
Total liabilities and equity	$17,580	$17,652

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2022	JUNE 2021
Cash flows from operations:
Net earnings	$1,559	$1,709
Noncash charges (credits) to earnings:
Depreciation, depletion and amortization	241	238
Basis of real estate sold	70	51
Deferred income taxes, net	14	19
Pension and other post-employment benefits (Note 6)	44	30
Share-based compensation expense (Note 12)	17	15
Loss on debt extinguishment (Note 8)	276	—
Change in:
Receivables, net	(40)	(252)
Receivables and payables for taxes	27	236
Inventories	(58)	(51)
Prepaid expenses and other current assets	(3)	(1)
Accounts payable and accrued liabilities	(15)	65
Pension and post-employment benefit contributions and payments	(14)	(33)
Other	(15)	(20)
Net cash from operations	2,103	2,006
Cash flows from investing activities:
Capital expenditures for property and equipment	(121)	(93)
Capital expenditures for timberlands reforestation	(30)	(32)
Acquisition of timberlands (Note 16)	(283)	(149)
Other	1	1
Net cash from investing activities	(433)	(273)
Cash flows from financing activities:
Cash dividends on common shares	(1,352)	(255)
Net proceeds from issuance of long-term debt (Note 8)	881	—
Payments on long-term debt (Note 8)	(1,203)	(225)
Proceeds from exercise of stock options	14	45
Repurchases of common shares (Note 4)	(259)	—
Other	(19)	(16)
Net cash from financing activities	(1,938)	(451)
Net change in cash, cash equivalents and restricted cash	(268)	1,282
Cash, cash equivalents and restricted cash at beginning of period	1,999	495
Cash, cash equivalents and restricted cash at end of period	$1,731	$1,777
Cash paid (received) during the period for:
Interest, net of amount capitalized of $3 and $2	$149	$154
Income taxes, net of refunds	$354	$263

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	JUNE 2022	JUNE 2021	JUNE 2022	JUNE 2021
Common shares:
Balance at beginning of period	$932	$936	$934	$934
Issued for exercise of stock options and vested units	—	1	2	3
Repurchases of common shares (Note 4)	(5)	—	(9)	—
Balance at end of period	927	937	927	937
Other capital:
Balance at beginning of period	8,076	8,222	8,181	8,208
Issued for exercise of stock options	2	27	13	43
Repurchases of common shares (Note 4)	(133)	—	(250)	—
Share-based compensation	9	8	17	15
Other transactions, net	—	1	(7)	(8)
Balance at end of period	7,954	8,258	7,954	8,258
Retained earnings:
Balance at beginning of period	1,679	962	2,131	411
Net earnings	788	1,028	1,559	1,709
Dividends on common shares	(134)	(129)	(1,357)	(259)
Balance at end of period	2,333	1,861	2,333	1,861
Accumulated other comprehensive loss:
Balance at beginning of period	(450)	(792)	(479)	(822)
Other comprehensive income	52	136	81	166
Balance at end of period (Note 11)	(398)	(656)	(398)	(656)
Total equity:
Balance at end of period	$10,816	$10,400	$10,816	$10,400

Dividends paid per common share	$0.18	$0.17	$1.81	$0.34

See accompanying Notes to Consolidated Financial Statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE QUARTERS AND YEAR-TO-DATE PERIODS ENDED JUNE 30, 2022 AND 2021

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

●	Wood Products – Structural lumber, oriented strand board, engineered wood products and building materials distribution.

A reconciliation of our business segment information to the respective information in the Consolidated Statement of Operations is as follows:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2022	JUNE 2021	JUNE 2022	JUNE 2021
Sales to unaffiliated customers:
Timberlands	$515	$405	$980	$784
Real Estate & ENR	117	110	245	216
Wood Products	2,341	2,629	4,860	4,650
	2,973	3,144	6,085	5,650
Intersegment sales:
Timberlands	156	136	317	270

Total sales	3,129	3,280	6,402	5,920
Intersegment eliminations	(156)	(136)	(317)	(270)
Total	$2,973	$3,144	$6,085	$5,650
Net contribution (charge) to earnings:
Timberlands	$153	$113	$335	$221
Real Estate & ENR	65	63	146	129
Wood Products	863	1,338	2,045	2,178
	1,081	1,514	2,526	2,528
Unallocated items(1)	(44)	(84)	(161)	(149)
Net contribution to earnings	1,037	1,430	2,365	2,379
Interest expense, net of capitalized interest	(65)	(78)	(137)	(157)
Loss on debt extinguishment	—	—	(276)	—
Earnings before income taxes	972	1,352	1,952	2,222
Income taxes	(184)	(324)	(393)	(513)
Net earnings	$788	$1,028	$1,559	$1,709
(1)

Unallocated items are gains or charges not related to, or allocated to, an individual operating segment. They include all or a portion of items such as share-based compensation, pension and post-employment costs, elimination of intersegment profit in inventory and LIFO, foreign exchange transaction gains and losses, interest income and other as well as legacy obligations.

NOTE 3: REVENUE RECOGNITION

A reconciliation of revenue recognized by our major products:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2022	JUNE 2021	JUNE 2022	JUNE 2021
Net sales to unaffiliated customers:
Timberlands segment
Delivered logs:
West
Domestic sales	$103	$80	$216	$159
Export grade sales	205	142	351	264
Subtotal West	308	222	567	423
South	160	145	314	276
North	10	9	25	25
Subtotal delivered logs sales	478	376	906	724
Stumpage and pay-as-cut timber	11	7	20	13
Recreational and other lease revenue	16	16	33	32
Other(1)	10	6	21	15
Net sales attributable to Timberlands segment	515	405	980	784
Real Estate & ENR segment
Real estate	90	83	187	167
Energy and natural resources	27	27	58	49
Net sales attributable to Real Estate & ENR segment	117	110	245	216
Wood Products segment
Structural lumber	998	1,349	2,204	2,339
Oriented strand board	497	605	1,061	1,043
Engineered solid section	247	166	443	308
Engineered I-joists	168	104	305	187
Softwood plywood	53	69	111	125
Medium density fiberboard	53	43	101	91
Complementary building products	239	213	454	384
Other(2)	86	80	181	173
Net sales attributable to Wood Products segment	2,341	2,629	4,860	4,650
Total net sales	$2,973	$3,144	$6,085	$5,650

(1)	Other Timberlands sales include sales of seeds and seedlings from our nursery operations as well as wood chips.
(2)	Other Wood Products sales include wood chips, other byproducts and third-party residual log sales from our Canadian Forestlands operations.

NOTE 4: NET EARNINGS PER SHARE AND SHARE REPURCHASES

Our basic and diluted earnings per share were:

●	$1.06 during second quarter 2022 and $2.09 during year-to-date 2022;
●	$1.37 during second quarter 2021 and $2.28 during year-to date 2021.

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

	QUARTER ENDED		YEAR-TO-DATE ENDED
SHARES IN THOUSANDS	JUNE 2022	JUNE 2021	JUNE 2022	JUNE 2021
Weighted average common shares outstanding – basic	744,542	750,127	746,017	749,429
Dilutive potential common shares:
Stock options	308	443	346	330
Restricted stock units	410	659	415	699
Performance share units	322	279	416	315
Total effect of outstanding dilutive potential common shares	1,040	1,381	1,177	1,344
Weighted average common shares outstanding – dilutive	745,582	751,508	747,194	750,773

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

	QUARTER ENDED		YEAR-TO-DATE ENDED
SHARES IN THOUSANDS	JUNE 2022	JUNE 2021	JUNE 2022	JUNE 2021
Performance share units	573	1,142	573	1,142

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

We repurchased 3,784,787 common shares for approximately $138 million under the 2021 Repurchase Program during second quarter 2022 and 6,982,462 common shares for approximately $259 million under the 2021 Repurchase Program during year-to-date 2022. As of June 30, 2022, we had remaining authorization of $668 million for future share repurchases. We did not repurchase shares during year-to-date 2021.

All common stock repurchases under the 2021 Repurchase Program were made in open-market transactions. We record share repurchases upon trade date as opposed to the settlement date when cash is disbursed. We record a liability for repurchases that have not yet been settled as of period end. There were no unsettled repurchases as of June 30, 2022, or December 31, 2021.

NOTE 5: INVENTORIES

Inventories include raw materials, work-in-process and finished goods, as well as materials and supplies.

DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2022	DECEMBER 31, 2021
LIFO inventories:
Logs	$17	$26
Lumber, plywood, panels and fiberboard	75	61
Other products	25	17
Moving average cost or FIFO inventories:
Logs	53	65
Lumber, plywood, panels, fiberboard and engineered wood products	127	106
Other products	151	131
Materials and supplies	123	114
Total	$571	$520

LIFO – the last-in, first-out method – applies to major inventory products held at our U.S. locations. The moving average cost method or FIFO – the first-in, first-out method – applies to the balance of our U.S. raw material and product inventories, all material and supply inventories and all foreign inventories.

NOTE 6: PENSION AND OTHER POST-EMPLOYMENT BENEFIT PLANS

The components of net periodic benefit cost are:

	PENSION
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2022	JUNE 2021	JUNE 2022	JUNE 2021
Service cost	$8	$10	$18	$21
Interest cost	26	25	53	49
Expected return on plan assets	(41)	(53)	(80)	(102)
Amortization of actuarial loss	23	27	47	57
Amortization of prior service cost	—	—	1	1
Total net periodic benefit cost – pension	$16	$9	$39	$26

	OTHER POST-EMPLOYMENT BENEFITS
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2022	JUNE 2021	JUNE 2022	JUNE 2021
Interest cost	$1	$1	$2	$2
Amortization of actuarial loss	2	—	3	2
Amortization of prior service credit	—	1	—	—
Total net periodic benefit cost – other post-employment benefits	$3	$2	$5	$4

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

During second quarter 2022, we recorded an increase to the beginning of the year fair value of the pension assets of $54 million, or 2 percent. We also updated our census data that is used to estimate our beginning of the year projected benefit obligation for our pension plans, which resulted in a projected benefit obligation decrease of $13 million, or less than 1 percent. The net effect of these updates was a $67 million improvement in funded status. This change in funded status was reflected on our Consolidated Balance Sheet as of June 30, 2022.

NOTE 7: ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2022	DECEMBER 31, 2021
Compensation and employee benefit costs	$197	$225
Current portion of lease liabilities	22	24
Customer rebates, volume discounts and deferred income	190	164
Interest	68	83
Taxes payable	119	106
Other	62	71
Total	$658	$673

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

In January 2020, we refinanced and extended our $1.5 billion five-year senior unsecured revolving credit facility, which expires in January 2025. Borrowings are at LIBOR plus a spread or at other interest rates mutually agreed upon between the borrower and the lending banks. We had no outstanding borrowings on our credit facility as of June 30, 2022 and December 31, 2021.

NOTE 9: FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value and carrying value of our long-term debt consisted of the following:

DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2022	DECEMBER 31, 2021
Long-term fixed rate debt (including current maturities):
Carrying value	$5,053	$5,099
Fair value (level 2)	$5,118	$6,221

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

As of June 30, 2022, our total accrual for future estimated remediation costs on active Superfund sites and other sites for which we are potentially responsible was approximately $62 million. These amounts are recorded in "Accrued liabilities" and "Other liabilities" on our Consolidated Balance Sheet.

NOTE 11: ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in amounts included in our accumulated other comprehensive loss by component are:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2022	JUNE 2021	JUNE 2022	JUNE 2021
Pension(1)
Balance at beginning of period	$(709)	$(1,044)	$(720)	$(1,064)
Other comprehensive income before reclassifications	59	100	51	96
Amounts reclassified from accumulated other comprehensive loss to earnings(2)	18	20	37	44
Total other comprehensive income	77	120	88	140
Balance at end of period	$(632)	$(924)	$(632)	$(924)
Other post-employment benefits(1)
Balance at beginning of period	$—	$(11)	$(2)	$(12)
Other comprehensive loss before reclassifications	(1)	—	—	—
Amounts reclassified from accumulated other comprehensive loss to earnings(2)	1	1	2	2
Total other comprehensive income	—	1	2	2
Balance at end of period	$—	$(10)	$—	$(10)
Translation adjustments and other
Balance at beginning of period	$259	$263	$243	$254
Translation adjustments	(25)	15	(9)	24
Total other comprehensive income (loss)	(25)	15	(9)	24
Balance at end of period	234	278	234	278
Accumulated other comprehensive loss, end of period	$(398)	$(656)	$(398)	$(656)
(1)	Amounts presented are net of tax.
(2)	Amounts of actuarial loss and prior service (cost) credit are components of net periodic benefit cost (credit). See Note 6: Pension and Other Post-Employment Benefit Plans.

NOTE 12: SHARE-BASED COMPENSATION

Share-based compensation activity during year-to-date 2022 included the following:

SHARES IN THOUSANDS	GRANTED	VESTED
Restricted stock units (RSUs)	626	853
Performance share units (PSUs)	306	419

A total of 1.4 million shares of common stock were issued as a result of RSU vestings, PSU vestings and stock option exercises.

Restricted Stock Units

The weighted average fair value of the RSUs granted in 2022 was $41.94. The vesting provisions for RSUs granted in 2022 were consistent with prior year grants.

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

Weighted Average Assumptions Used in Estimating the Value of Performance Share Units Granted in 2022

PERFORMANCE SHARE UNITS
Performance period	2/10/2022 – 12/31/2024
Valuation date average stock price(1)	$42.16
Expected dividends	1.72%
Risk-free rate	0.34% – 1.84%
Expected volatility	26.27% – 41.01%
(1)	Calculated as an average of the high and low prices on grant date.

NOTE 13: OTHER OPERATING COSTS, NET

Other operating costs, net were comprised of the following:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2022	JUNE 2021	JUNE 2022	JUNE 2021
Foreign exchange losses (gains), net	$(3)	$1	$(4)	$3
Litigation expense, net	4	3	8	6
Research and development expenses	2	1	3	2
Other, net	9	8	11	12
Total other operating costs, net	$12	$13	$18	$23

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

NOTE 15: RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on our Consolidated Balance Sheet that sum to the total of the amounts shown in the Consolidated Statement of Cash Flows:

DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2022	DECEMBER 31, 2021
Cash and cash equivalents	$1,723	$1,879
Restricted cash included in other assets(1)	—	120
Restricted cash included in prepaid expenses and other current assets	8	—
Total cash, cash equivalents and restricted cash	$1,731	$1,999

(1)

Amounts included in restricted cash as of December 31, 2021 were comprised of proceeds held by a qualified intermediary that were intended to be reinvested in timber and timberlands through a like-kind exchange transaction. In first quarter 2022, the proceeds were released as a like-kind property was not identified.

NOTE 16: TIMBERLAND ACQUISITIONS

On April 14, 2022, we announced an agreement to purchase 81 thousand acres of North and South Carolina timberlands for approximately $265 million. We completed the purchase on May 18, 2022 and recorded $263 million of timberland assets in “Timber and timberlands at cost, less depletion” and $2 million of related assets in “Property and equipment, net” on our Consolidated Balance Sheet.

On February 25, 2021, we announced an agreement to purchase 69 thousand acres of southwest Alabama timberlands for approximately $149 million. We completed the purchase on April 27, 2021 and recorded $148 million of timberland assets in “Timber and timberlands at cost, less depletion” and $1 million of related assets in “Property and equipment, net” on our Consolidated Balance Sheet. This transaction was structured as a like-kind exchange.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This report contains statements concerning our future results and performance that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include, without limitation, statements relating to: our expected future financial and operating performance; our plans, strategies, intentions and expectations; estimated taxes and tax provision; our expectations relating to returns on invested pension plan assets and expected benefit payments; our capital structure and the sufficiency of our liquidity position to meet future cash requirements; compliance with covenants in our debt agreements; our expectations concerning our contingent liabilities and the sufficiency of related reserves and accruals including, but not limited to, cost estimates of future litigation and environmental remediation; expected capital expenditures; market and general economic conditions, including related influencing factors such as the trajectory of U.S. housing activity, repair and remodel activity, impacts from COVID-related restrictions, inflation trends and interest rates; our expectations about our future opportunities in emerging carbon offset and carbon capture and storage markets; and assumptions used in valuing incentive compensation and related expense.

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

ECONOMIC AND MARKET CONDITIONS AFFECTING OUR OPERATIONS

Our market conditions and the strength of the broader U.S. economy are, and will continue to be, influenced by the trajectory of U.S. housing activity, repair and remodel activity, impacts from COVID-related restrictions, inflation trends and interest rates. The demand for sawlogs within our Timberlands segment is directly affected by domestic production of wood-based building products. The strength of the U.S. housing market, particularly new residential construction, strongly affects demand in our Wood Products segment, as does repair and remodeling activity. Seasonal weather patterns impact the level of construction activity in the U.S., which in turn affects demand for our logs and wood products. Our Timberlands segment, specifically the Western region, is also affected by export demand and trade policy. Japanese housing starts are a key driver of export log demand in Japan. The demand for pulpwood from our Timberlands segment is directly affected by the production of pulp, paper and oriented strand board (OSB) as well as the demand for biofuels, such as pellets made from pulpwood. The Timberlands segment is also influenced by the availability of harvestable timber. In general, Western log markets are highly tensioned while Southern log markets have more available supply. However, additional mill capacity being added in the U.S. South has led to tightening of markets in certain geographies.

On a seasonally adjusted annual basis, as reported by the U.S. Census Bureau, housing starts for second quarter 2022 averaged 1.65 million units, a 4 percent decrease from first quarter 2022. Single family starts averaged 1.1 million units, a 9.5 percent decrease from first quarter 2022. Multi-family starts averaged 577 thousand units in second quarter 2022, which was an 8.4 percent increase from first quarter 2022. Sales of newly built, single family homes averaged a seasonally adjusted annual rate of 612 thousand units for second quarter 2022, a decrease of 21.1 percent from the prior quarter.

Repair and remodeling expenditures fell by 1 percent from first quarter 2022 to second quarter 2022 according to the Census Bureau Advance Retail Spending report. Do-it-yourself activity has been returning to more normalized levels while professionally contracted activities continue to increase.

In U.S. wood product markets, demand was steady most of second quarter 2022 as dealer inventories adjusted to a more uncertain economic environment. The Random Lengths Framing Lumber Composite price averaged $850/MBF and the OSB Composite averaged $798/MSF in second quarter 2022. Over the course of the second quarter, prices declined from $1,134/MBF to $604/MBF for lumber and from $1,372/MSF to $425/MSF for OSB, reflecting a more volatile pricing environment.

In Western log markets, Douglas fir sawlog prices fell by 3 percent in second quarter 2022 compared with first quarter 2022 as reported by RISI Log Lines. Continued strength in Western log prices was supported by tight log supplies. In the South, delivered sawlog prices increased by 0.7 percent from first quarter 2022 and 7 percent from second quarter 2021 as reported by TimberMart-South, as new mill capacity has increased demand in certain markets.

Exchange rates, available supply from other countries and trade policy affect our export businesses. During second quarter 2022, continued strength in end use demand and disruptions of other global sources of supply supported demand for export logs. China export activity and pricing were supported by constrained log and lumber imports from other geographies. In Japan, total housing starts increased 2.5 percent year to date through May compared to the same period in 2021, while the key Post and Beam segment saw a 2.1 percent decrease. Decreased lumber imports from Europe to Japan have been favorable to our Japanese log export business through the first half of 2022.

Interest rates affect our business primarily through their impact on mortgage rates, their general impact on the economy, and their influence on our capital management activities. Actions by the U.S. Federal Reserve, the overall condition of the economy, and fluctuations in financial markets are all factors that influence longer-term interest rates. Mortgage rates, which are correlated to longer-term interest rates, impact home affordability and therefore significant increases can reduce demand for homebuying.

Changes in inflation also reflect monetary policy set by the U.S. Federal Reserve, as well as changes in demand and supply for goods and services and fluctuations in labor markets. Increased inflation affects the cost of our operations across each of our business segments. The Consumer Price Index increased 9.1 percent year over year in June 2022. While we can offset some of the impacts of inflation through our sales activities, not all of the costs associated with inflation can be fully mitigated.

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

CONSOLIDATED RESULTS

How We Did Second Quarter 2022 and Year-to-Date 2022

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	JUNE 2022	JUNE 2021	2022 VS. 2021	JUNE 2022	JUNE 2021	2022 VS. 2021
Net sales	$2,973	$3,144	$(171)	$6,085	$5,650	$435
Costs of sales	$1,789	$1,583	$206	$3,436	$3,013	$423
Operating income	$1,047	$1,429	$(382)	$2,391	$2,385	$6
Net earnings	$788	$1,028	$(240)	$1,559	$1,709	$(150)
Earnings per share, basic and diluted	$1.06	$1.37	$(0.31)	$2.09	$2.28	$(0.19)

Comparing Second Quarter 2022 with Second Quarter 2021

Net sales

Net sales decreased $171 million – 5 percent – primarily due to a $288 million decrease in Wood Products sales to unaffiliated customers attributable to decreased sales realizations for structural lumber, oriented strand board and softwood plywood.

This decrease was partially offset by a $110 million increase in Timberlands net sales to unaffiliated customers primarily due to increased sales realizations.

Costs of sales

Costs of sales increased $206 million – 13 percent – primarily due to increased freight and raw material costs within our Wood Products segment as well as increased freight costs, third-party log purchases and sales volumes within our Timberlands segment.

Operating income

Operating income decreased $382 million – 27 percent – primarily due to a $377 million decrease in consolidated gross margin (see discussion of components above).

Net earnings

Net earnings decreased $240 million – 23 percent – primarily due to the $382 million decrease in operating income discussed above.

This decrease was partially offset by a $140 million decrease in income tax expense (refer to Income Taxes).

Comparing Year-to-Date 2022 with Year-to-Date 2021

Net sales

Net sales increased $435 million – 8 percent – primarily due to a $210 million increase in Wood Products sales to unaffiliated customers attributable to increased sales realizations across most product lines, as well as a $196 million increase in Timberlands sales to unaffiliated customers attributable to increased sales realizations and sales volumes in the Western and Southern regions.

Costs of sales

Costs of sales increased $423 million –14 percent – primarily due to increased freight and raw material costs within our Wood Products segment as well as increased freight costs, third-party log purchases and sales volumes within our Timberlands segment.

Operating income

Operating income increased $6 million – less than 1 percent – primarily due to a $12 million increase in consolidated gross margin (see discussion of components above).

Net earnings

Net earnings decreased $150 million – 9 percent – primarily due to a $276 million pretax charge ($207 million after-tax) related to the early extinguishment of debt (refer to Note 8: Long-Term Debt and Line of Credit).

This decrease was partially offset by a $120 million decrease in income tax expense (refer to Income Taxes).

TIMBERLANDS

How We Did Second Quarter 2022 and Year-to-Date 2022

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2022	JUNE 2021	2022 VS. 2021	JUNE 2022	JUNE 2021	2022 VS. 2021
Net sales to unaffiliated customers:
Delivered logs:
West	$308	$222	$86	$567	$423	$144
South	160	145	15	314	276	38
North	10	9	1	25	25	—
Subtotal delivered logs sales	478	376	102	906	724	182
Stumpage and pay-as-cut timber	11	7	4	20	13	7
Recreational and other lease revenue	16	16	—	33	32	1
Other(1)	10	6	4	21	15	6
Subtotal net sales to unaffiliated customers	515	405	110	980	784	196
Intersegment sales	156	136	20	317	270	47
Total sales	$671	$541	$130	$1,297	$1,054	$243
Costs of sales	$495	$407	$88	$918	$790	$128
Operating income and Net contribution to earnings	$153	$113	$40	$335	$221	$114
(1)	Other Timberlands sales include sales of seeds and seedlings from our nursery operations as well as wood chips.

Comparing Second Quarter 2022 with Second Quarter 2021

Net sales to unaffiliated customers

Net sales to unaffiliated customers increased $110 million – 27 percent – primarily due to an $86 million increase in Western log sales attributable to a 26 percent increase in sales realizations and an 11 percent increase in sales volumes, as well as a $15 million increase in Southern log sales attributable to a 10 percent increase in sales realizations.

Intersegment sales

Intersegment sales increased $20 million – 15 percent – primarily due to a 19 percent increase in sales realizations.

Costs of sales

Costs of sales increased $88 million – 22 percent – primarily due to increased freight costs and third-party log purchases, as well as increased sales volumes, as discussed above.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings increased $40 million – 35 percent – primarily due to the change in the components of gross margin, as discussed above.

Comparing Year-to-Date 2022 with Year-to-Date 2021

Net sales to unaffiliated customers

Net sales to unaffiliated customers increased $196 million – 25 percent – primarily due to a $144 million increase in Western log sales attributable to a 25 percent increase in sales realizations and a 7 percent increase in sales volumes, as well as a $38 million increase in Southern log sales attributable to a 9 percent increase in sales realizations and a 5 percent increase in sales volumes.

Intersegment sales

Intersegment sales increased $47 million – 17 percent – primarily due to a 19 percent increase in sales realizations.

Costs of sales

Costs of sales increased $128 million – 16 percent – primarily due to increased freight costs and third-party log purchases, as well as increased sales volumes, as discussed above.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings increased $114 million – 52 percent – primarily due to the change in the components of gross margin, as discussed above.

Third-Party Log Sales Volumes and Fee Harvest Volumes

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	JUNE 2022	JUNE 2021	2022 VS. 2021	JUNE 2022	JUNE 2021	2022 VS. 2021
Third-party log sales – tons:
West(1)	1,778	1,608	170	3,382	3,147	235
South	4,167	4,150	17	8,302	7,932	370
North	118	115	3	328	376	(48)
Total	6,063	5,873	190	12,012	11,455	557
Fee harvest volumes – tons:
West(1)	2,085	2,099	(14)	4,325	4,200	125
South	6,159	5,856	303	12,001	11,232	769
North	180	199	(19)	458	536	(78)
Total	8,424	8,154	270	16,784	15,968	816
(1)	Western logs are primarily transacted in thousand board feet (MBF) but are converted to ton equivalents for external reporting purposes.

REAL ESTATE, ENERGY AND NATURAL RESOURCES

How We Did Second Quarter 2022 and Year-to-Date 2022

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2022	JUNE 2021	2022 VS. 2021	JUNE 2022	JUNE 2021	2022 VS. 2021
Net sales:
Real estate	$90	$83	$7	$187	$167	$20
Energy and natural resources	27	27	—	58	49	9
Total	$117	$110	$7	$245	$216	$29
Costs of sales	$45	$41	$4	$86	$75	$11
Operating income and Net contribution to earnings	$65	$63	$2	$146	$129	$17

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

Comparing Second Quarter 2022 with Second Quarter 2021

Net sales

Net sales increased $7 million – 6 percent – primarily due to an increase in the amount of acres sold, partially offset by decreased mitigation bank credit sales.

Costs of sales

Costs of sales increased $4 million – 10 percent – primarily due to increases in the amount of acres sold and basis per acre sold.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings increased $2 million – 3 percent – primarily due to the change in the components of gross margin, as discussed above.

Comparing Year-to-Date 2022 with Year-to-Date 2021

Net sales

Net sales increased $29 million – 13 percent – primarily due to an increase in the amount of acres sold, partially offset by decreased mitigation bank credit sales.

Costs of sales

Costs of sales increased $11 million – 15 percent – primarily due to increases in the amount of acres sold and basis per acre sold.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings increased $17 million – 13 percent – primarily due to the change in the components of gross margin, as discussed above.

REAL ESTATE SALES STATISTICS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
	JUNE 2022	JUNE 2021	2022 VS. 2021	JUNE 2022	JUNE 2021	2022 VS. 2021
Acres sold	26,906	18,415	8,491	51,032	37,870	13,162
Average price per acre	$3,215	$3,227	$(12)	$3,484	$3,523	$(39)

WOOD PRODUCTS

How We Did Second Quarter 2022 and Year-to-Date 2022

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2022	JUNE 2021	2022 VS. 2021	JUNE 2022	JUNE 2021	2022 VS. 2021
Net sales:
Structural lumber	$998	$1,349	$(351)	$2,204	$2,339	$(135)
Oriented strand board	497	605	(108)	1,061	1,043	18
Engineered solid section	247	166	81	443	308	135
Engineered I-joists	168	104	64	305	187	118
Softwood plywood	53	69	(16)	111	125	(14)
Medium density fiberboard	53	43	10	101	91	10
Complementary building products	239	213	26	454	384	70
Other products produced(1)	86	80	6	181	173	8
Total	$2,341	$2,629	$(288)	$4,860	$4,650	$210
Costs of sales	$1,414	$1,229	$185	$2,690	$2,353	$337
Operating income and Net contribution to earnings	$863	$1,338	$(475)	$2,045	$2,178	$(133)
(1)	Other products produced sales include wood chips, other byproducts and third-party residual log sales from our Canadian Forestlands operations.

Comparing Second Quarter 2022 with Second Quarter 2021

Net sales

Net sales decreased $288 million – 11 percent – due to:

●	a $351 million decrease in structural lumber sales attributable to a 28 percent decrease in sales realizations, partially offset by a 3 percent increase in sales volumes;
●	a $108 million decrease in oriented strand board sales attributable to a 26 percent decrease in sales realizations, partially offset by an 11 percent increase in sales volumes and
●	a $16 million decrease in softwood plywood sales attributable to a 17 percent decrease in sales realizations, as well as a 9 percent decrease in sales volumes.

These decreases were partially offset by:

●	an $81 million increase in engineered solid section sales due to a 53 percent increase in sales realizations, partially offset by a 3 percent decrease in sales volumes;

●	a $64 million increase in engineered I-joists sales due to a 73 percent increase in sales realizations, partially offset by an 8 percent decrease in sales volumes;
●	a $26 million increase in complementary building products sales attributable to increased sales realizations;
●	a $10 million increase in medium density fiberboard sales attributable to a 35 percent increase in sales realizations, partially offset by a 10 percent decrease in sales volumes and
●	a $6 million increase in other products produced sales attributable to increased sales volumes.

Costs of sales

Costs of sales increased $185 million – 15 percent – primarily due to increased freight and raw material costs.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings decreased $475 million – 36 percent – primarily due to the change in the components of gross margin, as discussed above.

Comparing Year-to-Date 2022 with Year-to-Date 2021

Net sales

Net sales increased $210 million – 5 percent – due to:

●	a $135 million increase in engineered solid section sales attributable to a 52 percent increase in sales realizations, partially offset by a 5 percent decrease in sales volumes;
●	a $118 million increase in engineered I-joists sales attributable to a 70 percent increase in sales realizations, partially offset by a 5 percent decrease in sales volumes;
●	a $70 million increase in complementary building products sales attributable to increased sales realizations;
●	an $18 million increase in oriented strand board sales attributable to 5 percent increase in sales volumes, partially offset by a 3 percent decrease in sales realizations;
●	a $10 million increase in medium density fiberboard sales attributable to a 32 percent increase in sales realizations, partially offset by a 17 percent decrease in sales volumes and
●	an $8 million increase in other products produced sales attributable to increased sales volumes.

These increases were partially offset by a $135 million decrease in structural lumber sales attributable to an 8 percent decrease in sales realizations, partially offset by a 2 percent increase in sales volumes, as well as a $14 million decrease in softwood plywood sales attributable to a 15 percent decrease in sales volumes, partially offset by a 4 percent increase in sales realizations.

Costs of sales

Costs of sales increased $337 million – 14 percent – primarily due to increased freight and raw material costs.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings decreased $133 million – 6 percent – primarily due to the change in the components of gross margin, as discussed above.

Third-Party Sales Volumes

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS(1)	JUNE 2022	JUNE 2021	2022 VS. 2021	JUNE 2022	JUNE 2021	2022 VS. 2021
Structural lumber – board feet	1,289	1,252	37	2,446	2,397	49
Oriented strand board – square feet (3/8”)	735	663	72	1,452	1,377	75
Engineered solid section – cubic feet	6.4	6.6	(0.2)	12.1	12.8	(0.7)
Engineered I-joists – lineal feet	49	53	(4)	95	100	(5)
Softwood plywood – square feet (3/8”)	70	77	(7)	145	171	(26)
Medium density fiberboard – square feet (3/4”)	45	50	(5)	89	107	(18)
(1)	Sales volumes include sales of internally produced products and products purchased for resale primarily through our distribution business.

PRODUCTION AND OUTSIDE PURCHASE VOLUMES

Outside purchase volumes are primarily purchased for resale through our distribution business. Production volumes are produced for sale through our own sales organizations and through our distribution business. Production of oriented strand board and engineered solid section are also used to manufacture engineered I-joists.

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS	JUNE 2022	JUNE 2021	2022 VS. 2021	JUNE 2022	JUNE 2021	2022 VS. 2021
Structural lumber – board feet:
Production	1,232	1,234	(2)	2,435	2,445	(10)
Outside purchase	43	49	(6)	85	104	(19)
Total	1,275	1,283	(8)	2,520	2,549	(29)
Oriented strand board – square feet (3/8”):
Production	758	683	75	1,497	1,425	72
Outside purchase	66	71	(5)	136	139	(3)
Total	824	754	70	1,633	1,564	69
Engineered solid section – cubic feet:
Production	6.4	6.2	0.2	12.1	12.2	(0.1)
Outside purchase	0.3	0.2	0.1	0.5	0.5	—
Total	6.7	6.4	0.3	12.6	12.7	(0.1)
Engineered I-joists – lineal feet:
Production	50	51	(1)	94	95	(1)
Outside purchase	3	2	1	5	5	—
Total	53	53	—	99	100	(1)
Softwood plywood – square feet (3/8”):
Production	67	62	5	133	142	(9)
Outside purchase	8	12	(4)	18	26	(8)
Total	75	74	1	151	168	(17)
Medium density fiberboard – square feet (3/4"):
Production	48	52	(4)	92	108	(16)
Total	48	52	(4)	92	108	(16)

UNALLOCATED ITEMS

Unallocated items are gains or charges not related to, or allocated to, an individual operating segment. They include all or a portion of items such as share-based compensation, pension and post-employment costs, elimination of intersegment profit in inventory and LIFO, foreign exchange transaction gains and losses, interest income and other as well as legacy obligations.

Net Charge to Earnings – Unallocated Items

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2022	JUNE 2021	2022 VS. 2021	JUNE 2022	JUNE 2021	2022 VS. 2021
Unallocated corporate function and variable compensation expense	$(36)	$(36)	$—	$(67)	$(61)	$(6)
Liability classified share-based compensation	2	—	2	3	(1)	4
Foreign exchange gain (loss)	3	(1)	4	3	(3)	6
Elimination of intersegment profit in inventory and LIFO	18	(28)	46	(41)	(45)	4
Other	(21)	(20)	(1)	(33)	(33)	—
Operating loss	(34)	(85)	51	(135)	(143)	8
Non-operating pension and other post-employment benefit costs	(11)	(1)	(10)	(26)	(9)	(17)
Interest income and other	1	2	(1)	—	3	(3)
Net charge to earnings	$(44)	$(84)	$40	$(161)	$(149)	$(12)

Comparing Second Quarter 2022 with Second Quarter 2021

Net charge to earnings decreased $40 million – 48 percent – primarily due to a $46 million decrease in elimination of intersegment profit in inventory and LIFO.

Comparing Year-to-Date 2022 with Year-to-Date 2021

Net charge to earnings increased $12 million – 8 percent – primarily due to a $17 million increase in non-operating pension and other post-employment benefit costs.

INTEREST EXPENSE

Our interest expense, net of capitalized interest, was:

●	$65 million for second quarter 2022 and $137 million year-to-date 2022;
●	$78 million for second quarter 2021 and $157 million year-to-date 2021.

Interest expense decreased by $13 million compared to second quarter 2021 and decreased by $20 million compared to year-to-date 2021 primarily due to decreases in the average outstanding debt and weighted average interest rate.

Refer to Note 8: Long-Term Debt and Line of Credit for further information.

INCOME TAXES

Our provision for income taxes was:

●	a $184 million expense for second quarter 2022 and a $393 million expense year-to-date 2022;
●	a $324 million expense for second quarter 2021 and a $513 million expense year-to-date 2021.

Our provision for income taxes is primarily driven by earnings generated by our TRSs. Income tax expense decreased by $120 million compared to year-to-date 2021 primarily due to a tax benefit of approximately $69 million resulting from the $276 million pretax loss on debt extinguishment recorded in first quarter 2022, as well as a decrease in our estimated annual effective tax rate.

Refer to Note 14: Income Taxes and Note 8: Long-Term Debt and Line of Credit for further information.

LIQUIDITY AND CAPITAL RESOURCES

We are committed to maintaining an appropriate capital structure that provides flexibility and enables us to protect the interests of our shareholders and meet our obligations to our lenders, while also maintaining access to all major financial markets. As of June 30, 2022, we had over $1.7 billion in cash and cash equivalents and $1.5 billion of availability on our line of credit, which expires in January 2025. We believe we have sufficient liquidity to meet our cash requirements for the foreseeable future.

CASH FROM OPERATIONS

Consolidated net cash from operations was:

●	$2,103 million for year-to-date 2022 and
●	$2,006 million for year-to-date 2021.

Net cash from operations increased $97 million, primarily due to increased cash inflows from our business operations. This change was partially offset by a $91 million increase in cash paid for income taxes.

CASH FROM INVESTING ACTIVITIES

Consolidated net cash from investing activities was:

●	$(433) million for year-to-date 2022 and
●	$(273) million for year-to-date 2021.

Net cash from investing activities decreased $160 million, primarily due to:

●	a $134 million increase in cash paid for acquisition of timberlands and
●	a $26 million increase in cash paid for capital expenditures.

Summary of Capital Spending by Business Segment

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2022	JUNE 2021
Timberlands	$53	$49
Wood Products	95	76
Unallocated Items	3	—
Total	$151	$125

We anticipate our capital expenditures for 2022 to be approximately $460 million. The amount we spend on capital expenditures could change.

CASH FROM FINANCING ACTIVITIES

Consolidated net cash from financing activities was:

●	$(1,938) million for year-to-date 2022 and
●	$(451) million for year-to-date 2021.

Net cash from financing activities decreased $1,487 million, primarily due to:

●	a $1,097 million increase in cash paid for dividends;
●	a $259 million increase in cash used for repurchases of common stock and
●	a $97 million increase in net cash used for payments on long term debt.

Line of Credit

We had no outstanding borrowings on our $1.5 billion five-year senior unsecured revolving credit facility as of June 30, 2022 or December 31, 2021. This credit facility expires in January 2025.

Our revolving credit agreement utilizes the London Inter-bank Offered Rate (LIBOR) as a basis for one of the interest rate options available to the company to apply to outstanding borrowings. We plan to transition our revolving credit facility to an alternate reference rate prior to the cessation of LIBOR. We have included provisions in our revolving credit agreement that specifically contemplate the transition from LIBOR to a replacement benchmark rate.

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

Refer to Note 8: Long-Term Debt and Line of Credit for further information.

Debt Covenants

As of June 30, 2022, Weyerhaeuser Company was in compliance with its debt covenants. There have been no significant changes to the debt covenants presented in our 2021 Annual Report on Form 10-K for our long-term debt instruments, and we expect to remain in compliance with our debt covenants for the foreseeable future.

Option Exercises

We received cash proceeds from the exercise of stock options of:

●	$14 million for year-to-date 2022 and
●	$45 million for year-to-date 2021.

Our average stock price was $38.89 and $35.60 for year-to-date 2022 and 2021, respectively.

Dividend Payments

We paid cash dividends on common shares of:

●	$1,352 million for year-to-date 2022 and
●	$255 million for year-to-date 2021.

The increase in dividends paid is primarily due to a supplemental dividend of $1.45 per share ($1,084 million in total) paid in the first quarter of 2022 based on 2021 financial results.

Share Repurchases

We repurchased 3,197,675 shares for approximately $121 million (including transaction fees) during first quarter 2022 and 3,784,787 shares for approximately $138 million (including transaction fees) during second quarter 2022 under the 2021 Repurchase Program. We did not repurchase shares during year-to-date 2021. There were no unsettled repurchases as of June 30, 2022 or December 31, 2021. Refer to Note 4: Net Earnings Per Share and Share Repurchases for further information.

PERFORMANCE MEASURES

Adjusted EBITDA by Segment

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2022	JUNE 2021	2022 VS. 2021	JUNE 2022	JUNE 2021	2022 VS. 2021
Adjusted EBITDA by Segment:
Timberlands	$219	$180	$39	$466	$352	$114
Real Estate & ENR	107	91	16	223	187	36
Wood Products	912	1,386	(474)	2,145	2,275	(130)
	1,238	1,657	(419)	2,834	2,814	20
Unallocated Items	(33)	(84)	51	(132)	(140)	8
Adjusted EBITDA	$1,205	$1,573	$(368)	$2,702	$2,674	$28

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

The table below reconciles Adjusted EBITDA for the quarter ended June 30, 2022:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$788
Interest expense, net of capitalized interest					65
Income taxes					184
Net contribution (charge) to earnings	$153	$65	$863	$(44)	$1,037
Non-operating pension and other post-employment benefit costs	—	—	—	11	11
Interest income and other	—	—	—	(1)	(1)
Operating income (loss)	153	65	863	(34)	1,047
Depreciation, depletion and amortization	66	3	49	1	119
Basis of real estate sold	—	39	—	—	39
Adjusted EBITDA	$219	$107	$912	$(33)	$1,205

The table below reconciles Adjusted EBITDA for the quarter ended June 30, 2021:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$1,028
Interest expense, net of capitalized interest					78
Income taxes					324
Net contribution (charge) to earnings	$113	$63	$1,338	$(84)	$1,430
Non-operating pension and other post-employment benefit costs	—	—	—	1	1
Interest income and other	—	—	—	(2)	(2)
Operating income (loss)	113	63	1,338	(85)	1,429
Depreciation, depletion and amortization	67	4	48	1	120
Basis of real estate sold	—	24	—	—	24
Adjusted EBITDA	$180	$91	$1,386	$(84)	$1,573

The table below reconciles Adjusted EBITDA for the year-to-date period ended June 30, 2022:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$1,559
Interest expense, net of capitalized interest					137
Loss on debt extinguishment(1)					276
Income taxes					393
Net contribution (charge) to earnings	$335	$146	$2,045	$(161)	$2,365
Non-operating pension and other post-employment benefit costs	—	—	—	26	26
Interest income and other	—	—	—	—	—
Operating income (loss)	335	146	2,045	(135)	2,391
Depreciation, depletion and amortization	131	7	100	3	241
Basis of real estate sold	—	70	—	—	70
Adjusted EBITDA	$466	$223	$2,145	$(132)	$2,702
(1)	Loss on debt extinguishment is a special item consisting of a pretax charge of $276 million related to early debt retirement.

The table below reconciles Adjusted EBITDA for the year-to-date period ended June 30, 2021:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$1,709
Interest expense, net of capitalized interest					157
Income taxes					513
Net contribution (charge) to earnings	$221	$129	$2,178	$(149)	$2,379
Non-operating pension and other post-employment benefit costs	—	—	—	9	9
Interest income and other	—	—	—	(3)	(3)
Operating income (loss)	221	129	2,178	(143)	2,385
Depreciation, depletion and amortization	131	7	97	3	238
Basis of real estate sold	—	51	—	—	51
Adjusted EBITDA	$352	$187	$2,275	$(140)	$2,674

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

Net Earnings Before Special Items

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2022	JUNE 2021	JUNE 2022	JUNE 2021
Net earnings	$788	$1,028	$1,559	$1,709
Loss on debt extinguishment	—	—	207	—
Net earnings before special items	$788	$1,028	$1,766	$1,709

Net Earnings per Diluted Share Before Special Items

	QUARTER ENDED		YEAR-TO-DATE ENDED
	JUNE 2022	JUNE 2021	JUNE 2022	JUNE 2021
Net earnings per diluted share	$1.06	$1.37	$2.09	$2.28
Loss on debt extinguishment	—	—	0.28	—
Net earnings per diluted share before special items	$1.06	$1.37	$2.37	$2.28

CRITICAL ACCOUNTING POLICIES

There have been no significant changes during year-to-date 2022 to the critical accounting policies presented in our 2021 Annual Report on Form 10-K.

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

Summary of Long-Term Indebtedness Principal Obligations as of June 30, 2022

DOLLAR AMOUNTS IN MILLIONS	2022	2023	2024	2025	2026	THEREAFTER	TOTAL(1)	FAIR VALUE
Fixed-rate debt	$—	$978	$—	$210	$272	$3,633	$5,093	$5,118
Average interest rate	—%	5.44%	—%	8.31%	7.65%	5.00%	5.36%	N/A
(1)	Excludes $40 million of unamortized discounts, capitalized debt expense and business combination fair value adjustments.

Item 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The company’s principal executive officer and principal financial officer have concluded that the company’s disclosure controls and procedures were effective as of June 30, 2022, based on an evaluation of the company’s disclosure controls and procedures as of that date.

CHANGES IN INTERNAL CONTROLS

No changes occurred in the company’s internal control over financial reporting during year-to-date 2022 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases of common stock made by the company during second quarter 2022:

COMMON SHARE REPURCHASES DURING SECOND QUARTER 2022	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS
April 1 – April 30	981,596	$37.88	981,596	$768,422,544
May 1 – May 31	—	—	—	768,422,544
June 1 – June 30	2,803,191	35.66	2,803,191	668,467,616
Total	3,784,787	$36.23	3,784,787	$668,467,616

On September 22, 2021, we announced that our board had approved a new share repurchase program (the 2021 Repurchase Program) under which we are authorized to repurchase up to $1 billion of outstanding shares. Concurrently, the board terminated the remaining repurchase authorization under the 2019 Repurchase Program.

During first quarter 2022, we repurchased 3,197,675 common shares for approximately $121 million (including transaction fees) and during second quarter 2022, we repurchased 3,784,787 common shares for approximately $138 million (including transaction fees) under the 2021 Repurchase Program in open-market transactions. Transaction fees incurred for repurchases are not counted as use of funds authorized for repurchases under the 2021 Repurchase Program. As of June 30, 2022, we had remaining authorization of $668 million for future stock repurchases.

Item 6. EXHIBITS

10.1	Weyerhaeuser Company 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 13, 2022 – Commission File Number 1-4825)
10.2

Form of 2022 Long-Term Incentive Plan Performance Share Unit Award Terms and Conditions (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed May 13, 2022 – Commission File Number 1-4825)

10.3

Form of 2022 Long-Term Incentive Plan Restricted Stock Unit Award Terms and Conditions (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed May 13, 2022 – Commission File Number 1-4825)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYERHAEUSER COMPANY
(Registrant)

Date: July 29, 2022	By:	/s/ David M. Wold
David M. Wold
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer and Duly Authorized Officer)