Form 10-Q
period 2022-09-30
WEYERHAEUSER CO
filed 2022-10-28
CIK 106535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

As of October 24, 2022, 735,917 thousand shares of the registrant’s common stock ($1.25 par value) were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	SEPTEMBER 2022	SEPTEMBER 2021	SEPTEMBER 2022	SEPTEMBER 2021
Net sales (Note 3)	$2,276	$2,345	$8,361	$7,995
Costs of sales	1,694	1,589	5,130	4,602
Gross margin	582	756	3,231	3,393
Selling expenses	24	24	70	68
General and administrative expenses	100	98	294	283
Other operating costs (income), net (Note 13)	1	(15)	19	8
Operating income	457	649	2,848	3,034
Non-operating pension and other post-employment benefit costs (Note 6)	(12)	(5)	(38)	(14)
Interest income and other	9	1	9	4
Interest expense, net of capitalized interest	(67)	(79)	(204)	(236)
Loss on debt extinguishment (Note 8)	—	—	(276)	—
Earnings before income taxes	387	566	2,339	2,788
Income taxes (Note 14)	(77)	(84)	(470)	(597)
Net earnings	$310	$482	$1,869	$2,191

Earnings per share, basic and diluted (Note 4)	$0.42	$0.64	$2.51	$2.92
Weighted average shares outstanding (in thousands) (Note 4):
Basic	740,058	750,105	743,990	749,657
Diluted	740,975	751,443	745,081	750,999

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2022	SEPTEMBER 2021	SEPTEMBER 2022	SEPTEMBER 2021
Net earnings	$310	$482	$1,869	$2,191
Other comprehensive income (loss):
Foreign currency translation adjustments	(53)	(25)	(62)	(1)
Changes in unamortized actuarial loss, net of tax expense of $11, $10, $40 and $55	32	29	122	170
Changes in unamortized net prior service credit, net of tax expense of $0, $0, $1 and $0	1	1	1	2
Total other comprehensive income (loss)	(20)	5	61	171
Total comprehensive income	$290	$487	$1,930	$2,362

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PAR VALUE	SEPTEMBER 30, 2022	DECEMBER 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,920	$1,879
Receivables, net	425	507
Receivables for taxes	15	24
Inventories (Note 5)	542	520
Prepaid expenses and other current assets	146	205
Total current assets	3,048	3,135
Property and equipment, less accumulated depreciation of $3,680 and $3,592	1,997	2,057
Construction in progress	245	175
Timber and timberlands at cost, less depletion	11,681	11,510
Minerals and mineral rights, less depletion	245	255
Deferred tax assets	10	17
Other assets	364	503
Total assets	$17,590	$17,652
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt (Note 8)	$118	$—
Accounts payable	272	281
Accrued liabilities (Note 7)	664	673
Total current liabilities	1,054	954
Long-term debt, net (Note 8)	4,935	5,099
Deferred tax liabilities	89	46
Deferred pension and other post-employment benefits (Note 6)	335	440
Other liabilities	339	346
Total liabilities	6,752	6,885
Commitments and contingencies (Note 10)
Equity:
Common shares: $1.25 par value; authorized 1,360 million shares; issued and outstanding: 737,547 thousand shares at September 30, 2022 and 747,301 thousand shares at December 31, 2021	922	934
Other capital	7,824	8,181
Retained earnings	2,510	2,131
Accumulated other comprehensive loss (Note 11)	(418)	(479)
Total equity	10,838	10,767
Total liabilities and equity	$17,590	$17,652

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2022	SEPTEMBER 2021
Cash flows from operations:
Net earnings	$1,869	$2,191
Noncash charges (credits) to earnings:
Depreciation, depletion and amortization	360	356
Basis of real estate sold	77	62
Deferred income taxes, net	17	16
Pension and other post-employment benefits (Note 6)	65	46
Share-based compensation expense (Note 12)	25	23
Gain on sale of timberlands (Note 16)	—	(32)
Loss on debt extinguishment (Note 8)	276	—
Change in:
Receivables, net	81	(47)
Receivables and payables for taxes	15	93
Inventories	(30)	(55)
Prepaid expenses and other current assets	(7)	(21)
Accounts payable and accrued liabilities	(23)	116
Pension and post-employment benefit contributions and payments	(19)	(56)
Other	(41)	(27)
Net cash from operations	2,665	2,665
Cash flows from investing activities:
Capital expenditures for property and equipment	(207)	(184)
Capital expenditures for timberlands reforestation	(38)	(39)
Acquisition of timberlands (Note 16)	(286)	(149)
Proceeds from sale of timberlands (Note 16)	—	261
Other	1	3
Net cash from investing activities	(530)	(108)
Cash flows from financing activities:
Cash dividends on common shares	(1,485)	(382)
Net proceeds from issuance of long-term debt (Note 8)	881	—
Payments on long-term debt (Note 8)	(1,203)	(225)
Proceeds from exercise of stock options	15	46
Repurchases of common shares (Note 4)	(402)	(26)
Other	(20)	(19)
Net cash from financing activities	(2,214)	(606)
Net change in cash, cash equivalents and restricted cash	(79)	1,951
Cash, cash equivalents and restricted cash at beginning of period	1,999	495
Cash, cash equivalents and restricted cash at end of period	$1,920	$2,446
Cash paid (received) during the period for:
Interest, net of amount capitalized of $5 and $3	$211	$237
Income taxes, net of refunds	$446	$494

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	SEPTEMBER 2022	SEPTEMBER 2021	SEPTEMBER 2022	SEPTEMBER 2021
Common shares:
Balance at beginning of period	$927	$937	$934	$934
Issued for exercise of stock options and vested units	—	—	2	3
Repurchases of common shares (Note 4)	(5)	(1)	(14)	(1)
Balance at end of period	922	936	922	936
Other capital:
Balance at beginning of period	7,954	8,258	8,181	8,208
Issued for exercise of stock options	1	1	14	44
Repurchases of common shares (Note 4)	(140)	(25)	(390)	(25)
Share-based compensation	8	8	25	23
Other transactions, net	1	—	(6)	(8)
Balance at end of period	7,824	8,242	7,824	8,242
Retained earnings:
Balance at beginning of period	2,333	1,861	2,131	411
Net earnings	310	482	1,869	2,191
Dividends on common shares	(133)	(501)	(1,490)	(760)
Balance at end of period	2,510	1,842	2,510	1,842
Accumulated other comprehensive loss:
Balance at beginning of period	(398)	(656)	(479)	(822)
Other comprehensive income (loss)	(20)	5	61	171
Balance at end of period (Note 11)	(418)	(651)	(418)	(651)
Total equity:
Balance at end of period	$10,838	$10,369	$10,838	$10,369

Dividends paid per common share	$0.18	$0.17	$1.99	$0.51

See accompanying Notes to Consolidated Financial Statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE QUARTERS AND YEAR-TO-DATE PERIODS ENDED SEPTEMBER 30, 2022 AND 2021

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

●	Wood Products – Structural lumber, oriented strand board, engineered wood products and building materials distribution.

A reconciliation of our business segment information to the respective information in the Consolidated Statement of Operations is as follows:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2022	SEPTEMBER 2021	SEPTEMBER 2022	SEPTEMBER 2021
Sales to unaffiliated customers:
Timberlands	$441	$423	$1,421	$1,207
Real Estate & ENR	68	69	313	285
Wood Products	1,767	1,853	6,627	6,503
	2,276	2,345	8,361	7,995
Intersegment sales:
Timberlands	133	129	450	399

Total sales	2,409	2,474	8,811	8,394
Intersegment eliminations	(133)	(129)	(450)	(399)
Total	$2,276	$2,345	$8,361	$7,995
Net contribution (charge) to earnings:
Timberlands	$107	$133	$442	$354
Real Estate & ENR	48	45	194	174
Wood Products	344	517	2,389	2,695
	499	695	3,025	3,223
Unallocated items(1)	(45)	(50)	(206)	(199)
Net contribution to earnings	454	645	2,819	3,024
Interest expense, net of capitalized interest	(67)	(79)	(204)	(236)
Loss on debt extinguishment	—	—	(276)	—
Earnings before income taxes	387	566	2,339	2,788
Income taxes	(77)	(84)	(470)	(597)
Net earnings	$310	$482	$1,869	$2,191
(1)

Unallocated items are gains or charges not related to, or allocated to, an individual operating segment. They include all or a portion of items such as share-based compensation, pension and post-employment costs, elimination of intersegment profit in inventory and LIFO, foreign exchange transaction gains and losses, interest income and other as well as legacy obligations.

NOTE 3: REVENUE RECOGNITION

A reconciliation of revenue recognized by our major products:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2022	SEPTEMBER 2021	SEPTEMBER 2022	SEPTEMBER 2021
Net sales to unaffiliated customers:
Timberlands segment
Delivered logs:
West
Domestic sales	$97	$76	$313	$235
Export grade sales	127	150	478	414
Subtotal West	224	226	791	649
South	166	153	480	429
North	15	13	40	38
Subtotal delivered logs sales	405	392	1,311	1,116
Stumpage and pay-as-cut timber	10	9	30	22
Recreational and other lease revenue	18	16	51	48
Other(1)	8	6	29	21
Net sales attributable to Timberlands segment	441	423	1,421	1,207
Real Estate & ENR segment
Real estate	30	45	217	212
Energy and natural resources	38	24	96	73
Net sales attributable to Real Estate & ENR segment	68	69	313	285
Wood Products segment
Structural lumber	676	681	2,880	3,020
Oriented strand board	287	470	1,348	1,513
Engineered solid section	233	183	676	491
Engineered I-joists	166	128	471	315
Softwood plywood	47	45	158	170
Medium density fiberboard	50	52	151	143
Complementary building products	222	211	676	595
Other(2)	86	83	267	256
Net sales attributable to Wood Products segment	1,767	1,853	6,627	6,503
Total net sales	$2,276	$2,345	$8,361	$7,995

(1)	Other Timberlands sales include sales of seeds and seedlings from our nursery operations as well as wood chips.
(2)	Other Wood Products sales include wood chips, other byproducts and third-party residual log sales from our Canadian Forestlands operations.

NOTE 4: NET EARNINGS PER SHARE AND SHARE REPURCHASES

Our basic and diluted earnings per share were:

●	$0.42 during third quarter 2022 and $2.51 during year-to-date 2022;
●	$0.64 during third quarter 2021 and $2.92 during year-to-date 2021.

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

	QUARTER ENDED		YEAR-TO-DATE ENDED
SHARES IN THOUSANDS	SEPTEMBER 2022	SEPTEMBER 2021	SEPTEMBER 2022	SEPTEMBER 2021
Weighted average common shares outstanding – basic	740,058	750,105	743,990	749,657
Dilutive potential common shares:
Stock options	192	293	294	318
Restricted stock units	420	730	417	709
Performance share units	305	315	380	315
Total effect of outstanding dilutive potential common shares	917	1,338	1,091	1,342
Weighted average common shares outstanding – dilutive	740,975	751,443	745,081	750,999

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

	QUARTER ENDED		YEAR-TO-DATE ENDED
SHARES IN THOUSANDS	SEPTEMBER 2022	SEPTEMBER 2021	SEPTEMBER 2022	SEPTEMBER 2021
Stock options	620	789	620	789
Performance share units	623	1,067	623	1,067

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

We repurchased 4,234,838 common shares for approximately $145 million (including transaction fees) under the 2021 Repurchase Program during third quarter 2022 and 11,217,300 common shares for approximately $404 million (including transaction fees) under the 2021 Repurchase Program during year-to-date 2022. As of September 30, 2022, we had remaining authorization of $523 million for future share repurchases. During year-to-date 2021, we repurchased 780,228 common shares for approximately $26 million (including transaction fees) under the 2019 Repurchase Program.

All common stock repurchases under the 2019 Repurchase Program and 2021 Repurchase Program were made in open-market transactions. We record share repurchases upon trade date as opposed to the settlement date when cash is disbursed. We record a liability for repurchases that have not yet been settled as of period end. There were 64,135 unsettled shares (approximately $2 million) as of September 30, 2022 and no unsettled shares as of December 31, 2021.

NOTE 5: INVENTORIES

Inventories include raw materials, work-in-process and finished goods, as well as materials and supplies.

DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2022	DECEMBER 31, 2021
LIFO inventories:
Logs	$24	$26
Lumber, plywood, panels and fiberboard	60	61
Other products	14	17
Moving average cost or FIFO inventories:
Logs	52	65
Lumber, plywood, panels, fiberboard and engineered wood products	116	106
Other products	147	131
Materials and supplies	129	114
Total	$542	$520

LIFO – the last-in, first-out method – applies to major inventory products held at our U.S. locations. The moving average cost method or FIFO – the first-in, first-out method – applies to the balance of our U.S. raw material and product inventories, all material and supply inventories and all foreign inventories.

NOTE 6: PENSION AND OTHER POST-EMPLOYMENT BENEFIT PLANS

The components of net periodic benefit cost are:

	PENSION
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2022	SEPTEMBER 2021	SEPTEMBER 2022	SEPTEMBER 2021
Service cost	$9	$11	$27	$32
Interest cost	27	24	80	73
Expected return on plan assets	(40)	(51)	(120)	(153)
Amortization of actuarial loss	23	29	70	86
Amortization of prior service cost	1	1	2	2
Total net periodic benefit cost – pension	$20	$14	$59	$40

	OTHER POST-EMPLOYMENT BENEFITS
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2022	SEPTEMBER 2021	SEPTEMBER 2022	SEPTEMBER 2021
Interest cost	$—	$—	$2	$2
Amortization of actuarial loss	1	2	4	4
Amortization of prior service credit	—	—	—	—
Total net periodic benefit cost – other post-employment benefits	$1	$2	$6	$6

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

NOTE 7: ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2022	DECEMBER 31, 2021
Compensation and employee benefit costs	$213	$225
Current portion of lease liabilities	22	24
Customer rebates, volume discounts and deferred income	165	164
Interest	72	83
Taxes payable	125	106
Other	67	71
Total	$664	$673

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

In January 2020, we refinanced and extended our $1.5 billion five-year senior unsecured revolving credit facility, which expires in January 2025. Borrowings are at LIBOR plus a spread or at other interest rates mutually agreed upon between the borrower and the lending banks. We had no outstanding borrowings on our credit facility as of September 30, 2022 and December 31, 2021.

NOTE 9: FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value and carrying value of our long-term debt consisted of the following:

DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2022	DECEMBER 31, 2021
Long-term fixed rate debt (including current maturities):
Carrying value	$5,053	$5,099
Fair value (level 2)	$4,846	$6,221

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

As of September 30, 2022, our total accrual for future estimated remediation costs on active Superfund sites and other sites for which we are potentially responsible was approximately $63 million. These amounts are recorded in "Accrued liabilities" and "Other liabilities" on our Consolidated Balance Sheet.

NOTE 11: ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in amounts included in our accumulated other comprehensive loss by component are:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2022	SEPTEMBER 2021	SEPTEMBER 2022	SEPTEMBER 2021
Pension(1)
Balance at beginning of period	$(632)	$(924)	$(720)	$(1,064)
Other comprehensive income before reclassifications	14	6	65	102
Amounts reclassified from accumulated other comprehensive loss to earnings(2)	19	23	56	67
Total other comprehensive income	33	29	121	169
Balance at end of period	$(599)	$(895)	$(599)	$(895)
Other post-employment benefits(1)
Balance at beginning of period	$—	$(10)	$(2)	$(12)
Other comprehensive loss before reclassifications	(1)	(1)	(1)	(1)
Amounts reclassified from accumulated other comprehensive loss to earnings(2)	1	2	3	4
Total other comprehensive income	—	1	2	3
Balance at end of period	$—	$(9)	$—	$(9)
Translation adjustments and other
Balance at beginning of period	$234	$278	$243	$254
Translation adjustments	(53)	(25)	(62)	(1)
Total other comprehensive loss	(53)	(25)	(62)	(1)
Balance at end of period	181	253	181	253
Accumulated other comprehensive loss, end of period	$(418)	$(651)	$(418)	$(651)
(1)	Amounts presented are net of tax.
(2)	Amounts of actuarial loss and prior service (cost) credit are components of net periodic benefit cost (credit). See Note 6: Pension and Other Post-Employment Benefit Plans.

NOTE 12: SHARE-BASED COMPENSATION

Share-based compensation activity during year-to-date 2022 included the following:

SHARES IN THOUSANDS	GRANTED	VESTED
Restricted stock units (RSUs)	626	857
Performance share units (PSUs)	306	419

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

Weighted Average Assumptions Used in Estimating the Value of Performance Share Units Granted in 2022

PERFORMANCE SHARE UNITS
Performance period	2/10/2022 – 12/31/2024
Valuation date average stock price(1)	$42.16
Expected dividends	1.72%
Risk-free rate	0.34% – 1.84%
Expected volatility	26.27% – 41.01%
(1)	Calculated as an average of the high and low prices on grant date.

NOTE 13: OTHER OPERATING COSTS (INCOME), NET

Other operating costs (income), net were comprised of the following:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2022	SEPTEMBER 2021	SEPTEMBER 2022	SEPTEMBER 2021
Foreign exchange gains, net	$(8)	$(5)	$(12)	$(2)
Gain on sale of timberlands	—	(32)	—	(32)
Litigation expense, net	2	5	10	11
Research and development expenses	1	1	4	3
Other, net	6	16	17	28
Total other operating costs (income), net	$1	$(15)	$19	$8

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

NOTE 15: RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on our Consolidated Balance Sheet that sum to the total of the amounts shown in the Consolidated Statement of Cash Flows:

DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2022	SEPTEMBER 30, 2021	DECEMBER 31, 2021
Cash and cash equivalents	$1,920	$2,326	$1,879
Restricted cash included in other assets(1)	—	120	120
Total cash, cash equivalents and restricted cash	$1,920	$2,446	$1,999

(1)

Amounts included in restricted cash as of September 30, 2021 and December 31, 2021 were comprised of proceeds held by a qualified intermediary that were intended to be reinvested in timber and timberlands through a like-kind exchange transaction. In first quarter 2022, the proceeds were released as a like-kind property was not identified.

NOTE 16: TIMBERLAND ACQUISITIONS AND DIVESTITURES

Carolinas Acquisition

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

This divestiture was not considered a strategic shift that had, or will have, a major effect on our operations or financial results and therefore did not meet the requirements for presentation as discontinued operations.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This report contains statements concerning our future results and performance that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include, without limitation, statements relating to: our expected future financial and operating performance; our plans, strategies, intentions and expectations; estimated taxes and tax provision; our expectations relating to returns on invested pension plan assets and expected benefit payments; our capital structure and the sufficiency of our liquidity position to meet future cash requirements; compliance with covenants in our debt agreements; our expectations concerning our contingent liabilities and the sufficiency of related reserves and accruals including, but not limited to, cost estimates of future litigation and environmental remediation; expected capital expenditures; market and general economic conditions, including related influencing factors such as the trajectory of U.S. housing activity, repair and remodel activity, impacts from any future restrictions related to COVID or other viral or similar outbreak, inflation trends and interest rates; our expectations about our future opportunities in emerging carbon offset and carbon capture and storage markets; and assumptions used in valuing incentive compensation and related expense.

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often involve use of words such as “anticipate,” “believe,” “committed,” "continue,” “estimate,” “expect,” “foreseeable,” “future,” “maintain,” “may,” “plan,” “potential,” “will,” and “would,” or similar words or terminology. They may use the positive, negative or another variation of those and similar words. These forward-looking statements are based on our current expectations and assumptions and are not guarantees of future events or performance. The realization of our expectations and the accuracy of our assumptions are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. There is no guarantee that any of the events anticipated by our forward-looking statements will occur. If any of the events occur, there is no guarantee what effect it will have on our operations, cash flows, or financial condition. We undertake no obligation to update our forward-looking statements after the date of this report. The factors listed below, as well as other factors not described herein because they are not currently known to us or we currently judge them to be immaterial, may cause our actual results to differ significantly from our forward-looking statements:

●

the effect of general economic conditions, including employment rates, interest rate levels, inflation, housing starts, general availability and cost of financing for home mortgages and the relative strength of the U.S. dollar;

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

ECONOMIC AND MARKET CONDITIONS AFFECTING OUR OPERATIONS

Our market conditions and the strength of the broader U.S. economy are, and will continue to be, influenced by the trajectory of activity in the U.S. housing and repair and remodel segments, impacts from any future restrictions related to COVID or other viral or similar outbreak, inflation trends and interest rates. The demand for sawlogs within our Timberlands segment is directly affected by domestic production of wood-based building products. The strength of the U.S. housing market, particularly new residential construction, strongly affects demand in our Wood Products segment, as does repair and remodeling activity. Seasonal weather patterns impact the level of construction activity in the U.S., which in turn affects demand for our logs and wood products. Our Timberlands segment, specifically the Western region, is also affected by export demand and trade policy. Japanese housing starts are a key driver of export log demand in Japan. The demand for pulpwood from our Timberlands segment is directly affected by the production of pulp, paper and oriented strand board (OSB) as well as the demand for biofuels, such as wood-burning pellets made from pulpwood. The Timberlands segment is also influenced by the availability of harvestable timber. In general, Western log markets are highly tensioned by available supply, while Southern log markets have more available supply. However, additional mill capacity being added in the U.S. South has led to tightening of markets in certain geographies. Our Real Estate, Energy and Natural Resources segment is affected by a variety of factors, including the general state of the economy, local real estate market conditions, the level of construction activity in the U.S., and evolution of emerging renewable energy and carbon-related markets.

While underlying longer-term fundamentals remain favorable for construction of new housing in the U.S., home sales and building activity have slowed due in part to higher mortgage interest rates, reduced affordability, and general macroeconomic conditions. On a seasonally adjusted annual basis, as reported by the U.S. Census Bureau, housing starts for third quarter 2022 averaged 1.46 million units, an 11 percent decrease from second quarter 2022. Single family starts averaged 0.9 million units, a 16 percent decrease from second quarter 2022. Multi-family starts averaged 551 thousand units in third quarter 2022, which was a 2 percent decrease from second quarter 2022. Sales of newly built, single family homes averaged a seasonally adjusted annual rate of 608 thousand units for third quarter 2022, a decrease of 0.2 percent from the prior quarter. Over the medium to long-term, we expect continued strength in the U.S. housing construction market, supported by strong demographics in the key homebuying age cohorts, a decade of underbuilding and an aging housing stock.

Repair and remodeling expenditures increased by 1.8 percent from second quarter 2022 to third quarter 2022 according to the Census Bureau Advance Retail Spending report. Do-it-yourself activity has been returning to more normalized levels while professionally contracted activities have benefitted from larger projects and increases in home equity levels. Over the longer term, we expect this sector to return to pre-pandemic growth trends with healthy household balance sheets, elevated home equity, and a housing stock median age of 43 years old.

In U.S. wood product markets, demand was measured most of third quarter 2022 as buyers adjusted to a more uncertain economic environment. The Random Lengths Framing Lumber Composite price averaged $591/MBF and the OSB Composite averaged $449/MSF in third quarter 2022. Over the course of the third quarter, prices declined from $604/MBF to $512/MBF for lumber and from $425/MSF to $402/MSF for OSB, reflecting a softening housing construction market. Pricing for both lumber and OSB remain well above 10-year averages.

In Western log markets, Douglas fir sawlog prices fell by 2.9 percent in third quarter 2022 compared with second quarter 2022 as reported by RISI Log Lines based on Weyerhaeuser’s portfolio mix. Overall, domestic prices in the West were supported by steady demand and constrained log supplies associated with log and haul capacity in the region. In the South, delivered sawlog prices increased by 0.2 percent from second quarter 2022 and 5.5 percent from third quarter 2021 as reported by TimberMart-South, as mills are carrying higher inventories to mitigate log and haul capacity constraints.

Currency exchange rates, available supply from other countries and trade policy affect our export businesses. During third quarter 2022, end use demand softened which was partly offset by disruptions of other global sources of log supply. In Japan, total housing starts increased 1.4 percent year to date through August compared to the same period in 2021, while the key Post and Beam segment saw a 2.8 percent decrease. An increase in lumber imports from Europe to Japan placed downward pressure on market conditions. China demand was held back by their general economic conditions, but constraints of supply sources from other countries supported demand from U.S. producers.

Interest rates affect our business primarily through their impact on mortgage rates and housing affordability, their general impact on the economy, and their influence on our capital management activities. Actions by the U.S. Federal Reserve, the overall condition of the economy, and fluctuations in financial markets are all factors that influence long-term interest rates. 30-year mortgage rates, which are correlated with long-term interest rates, increased from 5.7 percent at the end of second quarter 2022 to 6.7 percent at the end of the third quarter. This represents an increase of 3.6 percentage points from the end of 2021, which has had a negative impact on home affordability and has reduced demand for homebuying.

Monetary policy set by the U.S. Federal Reserve affects changes in the rate of inflation as well as changes in demand and supply for goods and services and fluctuations in labor markets. Increased inflation affects the cost of our operations across each of our business segments, including costs for raw materials, transportation, energy and labor. The Consumer Price Index increased 8.2 percent year over year in September 2022. While we can offset some of the impacts of inflation through our sales activities, our operational excellence initiatives, and our procurement practices, not all of the costs associated with inflation can be fully mitigated or passed on to the consumer.

The relative strength of the labor market affects all of our businesses as it relates to our ability to attract and retain employees and contractors. The unemployment rate was 3.5 percent in September 2022, compared to 3.6 percent at the end of the second quarter. Labor force participation has increased to 62.3 percent in September 2022, from 61.7 percent in September 2021, but this remains below pre-pandemic levels of over 63 percent.

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

In mid-September 2022, Weyerhaeuser employee members of the International Association of Machinists and Aerospace Workers union commenced a work stoppage affecting the company’s operations in Washington and Oregon. The stoppage involves approximately 1,200 employees and affects four lumber mills in our Wood Products segment and a portion of our Western Timberlands operations. This event has had a negative impact on our results of operations for the third quarter, including reductions in fee harvest volumes and sale volumes for Western Timberlands, as well as reductions in production volumes and sales volumes for our lumber business. The stoppage has had a similar impact on our fourth quarter results to date. On October 28, 2022, the company announced the successful resolution of the work stoppage and will resume normal operations as soon as possible.

CONSOLIDATED RESULTS

How We Did Third Quarter 2022 and Year-to-Date 2022

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	SEPTEMBER 2022	SEPTEMBER 2021	2022 VS. 2021	SEPTEMBER 2022	SEPTEMBER 2021	2022 VS. 2021
Net sales	$2,276	$2,345	$(69)	$8,361	$7,995	$366
Costs of sales	$1,694	$1,589	$105	$5,130	$4,602	$528
Operating income	$457	$649	$(192)	$2,848	$3,034	$(186)
Net earnings	$310	$482	$(172)	$1,869	$2,191	$(322)
Earnings per share, basic and diluted	$0.42	$0.64	$(0.22)	$2.51	$2.92	$(0.41)

Comparing Third Quarter 2022 with Third Quarter 2021

Net sales

Net sales decreased $69 million – 3 percent – primarily due to an $86 million decrease in Wood Products sales to unaffiliated customers attributable to decreased sales realizations for oriented strand board, as well as decreased sales volumes for structural lumber.

This decrease was partially offset by an $18 million increase in Timberlands net sales to unaffiliated customers primarily due to increased sales realizations for Southern logs.

Costs of sales

Costs of sales increased $105 million – 7 percent – primarily due to increased freight and raw material costs within our Wood Products segment, as well as increased logging and hauling costs within our Timberlands segment.

Operating income

Operating income decreased $192 million – 30 percent – primarily due to a $174 million decrease in consolidated gross margin (see discussion of components above).

Net earnings

Net earnings decreased $172 million – 36 percent – primarily due to the $192 million decrease in operating income discussed above.

This decrease was partially offset by a $12 million decrease in interest expense, as well as a $7 million decrease in income tax expense (refer to Interest Expense and Income Taxes).

Comparing Year-to-Date 2022 with Year-to-Date 2021

Net sales

Net sales increased $366 million – 5 percent – primarily due to a $214 million increase in Timberlands sales to unaffiliated customers attributable to increased sales realizations and sales volumes in the Western and Southern regions, as well as a $124 million increase in Wood Products sales to unaffiliated customers attributable to increased sales realizations across most product lines.

Costs of sales

Costs of sales increased $528 million – 11 percent – primarily due to increased freight and raw material costs within our Wood Products segment, as well as increased third-party log purchases and logging and hauling costs within our Timberlands segment.

Operating income

Operating income decreased $186 million – 6 percent – primarily due to a $162 million decrease in consolidated gross margin (see discussion of components above).

Net earnings

Net earnings decreased $322 million – 15 percent – primarily due to a $276 million pretax charge ($207 million after-tax) related to the early extinguishment of debt (refer to Note 8: Long-Term Debt and Line of Credit), as well as the $186 million decrease in operating income discussed above.

These decreases were partially offset by a $127 million decrease in income tax expense, as well as a $32 million decrease in interest expense (refer to Income Taxes and Interest Expense).

TIMBERLANDS

How We Did Third Quarter 2022 and Year-to-Date 2022

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2022	SEPTEMBER 2021	2022 VS. 2021	SEPTEMBER 2022	SEPTEMBER 2021	2022 VS. 2021
Net sales to unaffiliated customers:
Delivered logs:
West	$224	$226	$(2)	$791	$649	$142
South	166	153	13	480	429	51
North	15	13	2	40	38	2
Subtotal delivered logs sales	405	392	13	1,311	1,116	195
Stumpage and pay-as-cut timber	10	9	1	30	22	8
Recreational and other lease revenue	18	16	2	51	48	3
Other(1)	8	6	2	29	21	8
Subtotal net sales to unaffiliated customers	441	423	18	1,421	1,207	214
Intersegment sales	133	129	4	450	399	51
Total sales	$574	$552	$22	$1,871	$1,606	$265
Costs of sales	$442	$428	$14	$1,360	$1,218	$142
Operating income and Net contribution to earnings	$107	$133	$(26)	$442	$354	$88
(1)	Other Timberlands sales include sales of seeds and seedlings from our nursery operations as well as wood chips.

Comparing Third Quarter 2022 with Third Quarter 2021

Net sales to unaffiliated customers

Net sales to unaffiliated customers increased $18 million – 4 percent – primarily due to a $13 million increase in Southern log sales attributable to a 9 percent increase in sales realizations. Western log sales decreased $2 million due to a 9 percent decrease in sales volumes, primarily attributable to the work stoppage in Washington and Oregon, partially offset by a 9 percent increase in sales realizations.

Intersegment sales

Intersegment sales increased $4 million – 3 percent – primarily due to a 9 percent increase in sales realizations, partially offset by a 5 percent decrease in sales volumes, primarily attributable to the work stoppage in Washington and Oregon.

Costs of sales

Costs of sales increased $14 million – 3 percent – primarily due to increased logging and hauling costs, partially offset by a 3 percent decrease in sales volumes, primarily attributable to the work stoppage in Washington and Oregon.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings decreased $26 million – 20 percent – primarily due to a $32 million gain on sale of timberlands recorded in third quarter 2021, partially offset by the change in the components of gross margin, as discussed above.

Comparing Year-to-Date 2022 with Year-to-Date 2021

Net sales to unaffiliated customers

Net sales to unaffiliated customers increased $214 million – 18 percent – primarily due to a $142 million increase in Western log sales attributable to a 19 percent increase in sales realizations and a 2 percent increase in sales volumes, as well as a $51 million increase in Southern log sales attributable to a 9 percent increase in sales realizations and a 3 percent increase in sales volumes.

Intersegment sales

Intersegment sales increased $51 million – 13 percent – primarily due to a 16 percent increase in sales realizations, partially offset by a 3 percent decrease in sales volumes.

Costs of sales

Costs of sales increased $142 million – 12 percent – primarily due to increased third-party log purchases and logging and hauling costs.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings increased $88 million – 25 percent – primarily due to the change in the components of gross margin, as discussed above, partially offset by a $32 million gain on sale of timberlands recorded in third quarter 2021.

Third-Party Log Sales Volumes and Fee Harvest Volumes

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	SEPTEMBER 2022	SEPTEMBER 2021	2022 VS. 2021	SEPTEMBER 2022	SEPTEMBER 2021	2022 VS. 2021
Third-party log sales – tons:
West(1)	1,411	1,555	(144)	4,793	4,702	91
South	4,310	4,304	6	12,612	12,236	376
North	177	195	(18)	505	571	(66)
Total	5,898	6,054	(156)	17,910	17,509	401
Fee harvest volumes – tons:
West(1)	1,760	1,930	(170)	6,085	6,130	(45)
South	6,112	5,912	200	18,113	17,144	969
North	245	264	(19)	703	800	(97)
Total	8,117	8,106	11	24,901	24,074	827
(1)	Western logs are primarily transacted in thousand board feet (MBF) but are converted to ton equivalents for external reporting purposes.

REAL ESTATE, ENERGY AND NATURAL RESOURCES

How We Did Third Quarter 2022 and Year-to-Date 2022

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2022	SEPTEMBER 2021	2022 VS. 2021	SEPTEMBER 2022	SEPTEMBER 2021	2022 VS. 2021
Net sales:
Real estate	$30	$45	$(15)	$217	$212	$5
Energy and natural resources	38	24	14	96	73	23
Total	$68	$69	$(1)	$313	$285	$28
Costs of sales	$14	$18	$(4)	$100	$93	$7
Operating income and Net contribution to earnings	$48	$45	$3	$194	$174	$20

The volume of real estate sales is a function of many factors, including the general state of the economy, demand in local real estate markets, the ability of buyers to obtain financing, the number of competing properties listed for sale, the seasonal nature of sales, the plans of adjacent landowners, our expectation of future price appreciation, the timing of harvesting activities, and the availability of government and not-for-profit funding. In any period, the average sales price per acre will vary based on the location and physical characteristics of parcels sold.

Comparing Third Quarter 2022 with Third Quarter 2021

Net sales

Net sales decreased $1 million – 1 percent – primarily due to a decrease in acres sold, partially offset by an increase in royalty income from our Energy and Natural Resources business.

Costs of sales

Costs of sales decreased $4 million – 22 percent – primarily due to a decrease in acres sold.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings increased $3 million – 7 percent – primarily due to the change in the components of gross margin, as discussed above.

Comparing Year-to-Date 2022 with Year-to-Date 2021

Net sales

Net sales increased $28 million – 10 percent – primarily due to increases in acres sold and royalty income from our Energy and Natural Resources business, partially offset by a decrease in mitigation bank credit sales.

Costs of sales

Costs of sales increased $7 million – 8 percent – primarily due to an increase in acres sold, partially offset by a decrease in mitigation bank credit sales.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings increased $20 million – 11 percent – primarily due to the change in the components of gross margin, as discussed above.

REAL ESTATE SALES STATISTICS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
	SEPTEMBER 2022	SEPTEMBER 2021	2022 VS. 2021	SEPTEMBER 2022	SEPTEMBER 2021	2022 VS. 2021
Acres sold	5,014	11,037	(6,023)	56,046	48,907	7,139
Average price per acre	$5,046	$4,005	$1,041	$3,624	$3,632	$(8)

WOOD PRODUCTS

How We Did Third Quarter 2022 and Year-to-Date 2022

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2022	SEPTEMBER 2021	2022 VS. 2021	SEPTEMBER 2022	SEPTEMBER 2021	2022 VS. 2021
Net sales:
Structural lumber	$676	$681	$(5)	$2,880	$3,020	$(140)
Oriented strand board	287	470	(183)	1,348	1,513	(165)
Engineered solid section	233	183	50	676	491	185
Engineered I-joists	166	128	38	471	315	156
Softwood plywood	47	45	2	158	170	(12)
Medium density fiberboard	50	52	(2)	151	143	8
Complementary building products	222	211	11	676	595	81
Other products produced(1)	86	83	3	267	256	11
Total	$1,767	$1,853	$(86)	$6,627	$6,503	$124
Costs of sales	$1,360	$1,270	$90	$4,050	$3,623	$427
Operating income and Net contribution to earnings	$344	$517	$(173)	$2,389	$2,695	$(306)
(1)	Other products produced sales include wood chips, other byproducts and third-party residual log sales from our Canadian Forestlands operations.

Comparing Third Quarter 2022 with Third Quarter 2021

Net sales

Net sales decreased $86 million – 5 percent – due to a $183 million decrease in oriented strand board sales attributable to a 42 percent decrease in sales realizations, partially offset by a 5 percent increase in sales volumes, as well as a $5 million decrease in structural lumber sales attributable to an 8 percent decrease in sales volumes, partially offset by an 8 percent increase in sales realizations.

These decreases were partially offset by:

●	a $50 million increase in engineered solid section sales due to a 28 percent increase in sales realizations;
●	a $38 million increase in engineered I-joists sales due to a 36 percent increase in sales realizations and
●	an $11 million increase in complementary building products sales due to increased sales volumes and sales realizations for siding and trim.

Costs of sales

Costs of sales increased $90 million – 7 percent – primarily due to increased freight and raw material costs.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings decreased $173 million – 33 percent – primarily due to the change in the components of gross margin, as discussed above.

Comparing Year-to-Date 2022 with Year-to-Date 2021

Net sales

Net sales increased $124 million – 2 percent – due to:

●	a $185 million increase in engineered solid section sales attributable to a 43 percent increase in sales realizations, partially offset by a 4 percent decrease in sales volumes;
●	a $156 million increase in engineered I-joists sales attributable to a 56 percent increase in sales realizations, partially offset by a 5 percent decrease in sales volumes;
●	an $81 million increase in complementary building products sales attributable to increased sales realizations;
●	an $11 million increase in other products produced sales attributable to increased sales volumes for wood chips and
●	an $8 million increase in medium density fiberboard sales attributable to a 33 percent increase in sales realizations, partially offset by a 20 percent decrease in sales volumes.

These increases were partially offset by a $165 million decrease in oriented strand board sales due to a 15 percent decrease in sales realizations, partially offset by a 5 percent increase in sales volumes, as well as a $140 million decrease in structural lumber sales due to a 3 percent decrease in sales realizations and a 1 percent decrease in sales volumes.

Costs of sales

Costs of sales increased $427 million – 12 percent – primarily due to increased freight and raw material costs.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings decreased $306 million – 11 percent – primarily due to the change in the components of gross margin, as discussed above.

Third-Party Sales Volumes

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS(1)	SEPTEMBER 2022	SEPTEMBER 2021	2022 VS. 2021	SEPTEMBER 2022	SEPTEMBER 2021	2022 VS. 2021
Structural lumber – board feet	1,216	1,320	(104)	3,662	3,717	(55)
Oriented strand board – square feet (3/8”)	715	681	34	2,167	2,058	109
Engineered solid section – cubic feet	5.9	5.9	—	18.0	18.7	(0.7)
Engineered I-joists – lineal feet	47	49	(2)	142	149	(7)
Softwood plywood – square feet (3/8”)	74	69	5	219	240	(21)
Medium density fiberboard – square feet (3/4”)	40	55	(15)	129	162	(33)
(1)	Sales volumes include sales of internally produced products and products purchased for resale primarily through our distribution business.

PRODUCTION AND OUTSIDE PURCHASE VOLUMES

Outside purchase volumes are primarily purchased for resale through our distribution business. Production volumes are produced for sale through our own sales organizations and through our distribution business. Production of oriented strand board and engineered solid section are also used to manufacture engineered I-joists.

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS	SEPTEMBER 2022	SEPTEMBER 2021	2022 VS. 2021	SEPTEMBER 2022	SEPTEMBER 2021	2022 VS. 2021
Structural lumber – board feet:
Production	1,140	1,222	(82)	3,575	3,667	(92)
Outside purchase	35	56	(21)	120	160	(40)
Total	1,175	1,278	(103)	3,695	3,827	(132)
Oriented strand board – square feet (3/8”):
Production	735	715	20	2,232	2,140	92
Outside purchase	18	62	(44)	154	201	(47)
Total	753	777	(24)	2,386	2,341	45
Engineered solid section – cubic feet:
Production	6.0	5.8	0.2	18.1	18.0	0.1
Outside purchase	3.6	0.2	3.4	4.1	0.7	3.4
Total	9.6	6.0	3.6	22.2	18.7	3.5
Engineered I-joists – lineal feet:
Production	47	49	(2)	141	144	(3)
Outside purchase	1	2	(1)	6	6	—
Total	48	51	(3)	147	150	(3)
Softwood plywood – square feet (3/8”):
Production	64	61	3	197	203	(6)
Outside purchase	9	12	(3)	27	38	(11)
Total	73	73	—	224	241	(17)
Medium density fiberboard – square feet (3/4"):
Production	38	55	(17)	130	163	(33)
Total	38	55	(17)	130	163	(33)

UNALLOCATED ITEMS

Unallocated items are gains or charges not related to, or allocated to, an individual operating segment. They include all or a portion of items such as share-based compensation, pension and post-employment costs, elimination of intersegment profit in inventory and LIFO, foreign exchange transaction gains and losses, interest income and other as well as legacy obligations.

Net Charge to Earnings – Unallocated Items

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2022	SEPTEMBER 2021	2022 VS. 2021	SEPTEMBER 2022	SEPTEMBER 2021	2022 VS. 2021
Unallocated corporate function and variable compensation expense	$(36)	$(33)	$(3)	$(103)	$(94)	$(9)
Liability classified share-based compensation	2	(1)	3	5	(2)	7
Foreign exchange gain	9	5	4	12	2	10
Elimination of intersegment profit in inventory and LIFO	2	12	(10)	(39)	(33)	(6)
Other	(19)	(29)	10	(52)	(62)	10
Operating loss	(42)	(46)	4	(177)	(189)	12
Non-operating pension and other post-employment benefit costs	(12)	(5)	(7)	(38)	(14)	(24)
Interest income and other	9	1	8	9	4	5
Net charge to earnings	$(45)	$(50)	$5	$(206)	$(199)	$(7)

Comparing Third Quarter 2022 with Third Quarter 2021

Net charge to earnings decreased $5 million – 10 percent – primarily due to:

●	an $8 million increase in interest income and other due to an increase in the interest rate on our cash and investment accounts;
●	a $4 million increase in foreign exchange gain due to strengthening of the U.S. dollar and
●	a $3 million decrease in liability classified share-based compensation driven by the change in our stock price.

These changes were partially offset by a $10 million increase in elimination of intersegment profit in inventory and LIFO.

Comparing Year-to-Date 2022 with Year-to-Date 2021

Net charge to earnings increased $7 million – 4 percent – primarily due to a $24 million increase in non-operating pension and other post-employment benefit costs.

This increase was partially offset by a $10 million increase in foreign exchange gain due to strengthening of the U.S. dollar, as well as a $7 million decrease in liability classified share-based compensation driven by the change in our stock price.

INTEREST EXPENSE

Our interest expense, net of capitalized interest, was:

●	$67 million for third quarter 2022 and $204 million year-to-date 2022;
●	$79 million for third quarter 2021 and $236 million year-to-date 2021.

Interest expense decreased by $12 million compared to third quarter 2021 and decreased by $32 million compared to year-to-date 2021 primarily due to decreases in the average outstanding debt and weighted average interest rate.

Refer to Note 8: Long-Term Debt and Line of Credit for further information.

INCOME TAXES

Our provision for income taxes was:

●	a $77 million expense for third quarter 2022 and a $470 million expense year-to-date 2022;
●	an $84 million expense for third quarter 2021 and a $597 million expense year-to-date 2021.

Our provision for income taxes is primarily driven by earnings generated by our TRSs. Income tax expense decreased by $127 million compared to year-to-date 2021 primarily due to a tax benefit of approximately $69 million resulting from the $276 million pretax loss on debt extinguishment recorded in first quarter 2022, as well as a decrease in our estimated annual effective tax rate.

Refer to Note 14: Income Taxes and Note 8: Long-Term Debt and Line of Credit for further information.

LIQUIDITY AND CAPITAL RESOURCES

We are committed to maintaining an appropriate capital structure that provides flexibility and enables us to protect the interests of our shareholders and meet our obligations to our lenders, while also maintaining access to all major financial markets. As of September 30, 2022, we had over $1.9 billion in cash and cash equivalents and $1.5 billion of availability on our line of credit, which expires in January 2025. We believe we have sufficient liquidity to meet our cash requirements for the foreseeable future.

CASH FROM OPERATIONS

Consolidated net cash from operations was:

●	$2,665 million for year-to-date 2022 and
●	$2,665 million for year-to-date 2021.

Net cash from operations remained consistent as decreased cash inflows from our business operations were offset by a $48 million decrease in cash paid for income taxes, a $37 million decrease in pension and post-employment benefit contributions and payments, and a $26 million decrease in cash paid for interest.

CASH FROM INVESTING ACTIVITIES

Consolidated net cash from investing activities was:

●	$(530) million for year-to-date 2022 and
●	$(108) million for year-to-date 2021.

Net cash from investing activities decreased $422 million, primarily due to:

●	a $261 million decrease in proceeds from the sale of timberlands;
●	a $137 million increase in cash paid for the acquisition of timberlands and
●	a $22 million increase in cash paid for capital expenditures.

Summary of Capital Spending by Business Segment

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2022	SEPTEMBER 2021
Timberlands	$75	$76
Wood Products	163	146
Unallocated Items	7	1
Total	$245	$223

We anticipate our capital expenditures for 2022 to be approximately $460 million. The amount we spend on capital expenditures could change.

CASH FROM FINANCING ACTIVITIES

Consolidated net cash from financing activities was:

●	$(2,214) million for year-to-date 2022 and
●	$(606) million for year-to-date 2021.

Net cash from financing activities decreased $1,608 million, primarily due to:

●	a $1,103 million increase in cash paid for dividends;
●	a $376 million increase in cash used for repurchases of common stock and
●	a $97 million increase in net cash used for payments on long term debt.

Line of Credit

We had no outstanding borrowings on our $1.5 billion five-year senior unsecured revolving credit facility as of September 30, 2022 or December 31, 2021. This credit facility expires in January 2025.

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

Refer to Note 8: Long-Term Debt and Line of Credit for further information.

Debt Covenants

As of September 30, 2022, Weyerhaeuser Company was in compliance with its debt covenants. There have been no significant changes to the debt covenants presented in our 2021 Annual Report on Form 10-K for our long-term debt instruments, and we expect to remain in compliance with our debt covenants for the foreseeable future.

Option Exercises

We received cash proceeds from the exercise of stock options of:

●	$15 million for year-to-date 2022 and
●	$46 million for year-to-date 2021.

Our average stock price was $37.24 and $35.41 for year-to-date 2022 and 2021, respectively.

Dividend Payments

We paid cash dividends on common shares of:

●	$1,485 million for year-to-date 2022 and
●	$382 million for year-to-date 2021.

The increase in dividends paid is primarily due to a supplemental dividend of $1.45 per share ($1,084 million in total) paid in the first quarter of 2022 based on 2021 financial results.

Share Repurchases

We repurchased 4,234,838 common shares for approximately $145 million (including transaction fees) during third quarter 2022 and 11,217,300 common shares for approximately $404 million (including transaction fees) during year-to-date 2022 under the 2021 Repurchase Program. During third quarter and year-to-date 2021, we repurchased 780,228 common shares for approximately $26 million (including transaction fees) under the 2019 Repurchase Program. There were 64,135 unsettled shares (approximately $2 million) as of September 30, 2022 and no unsettled shares as of December 31, 2021. Refer to Note 4: Net Earnings Per Share and Share Repurchases for further information.

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

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2022	SEPTEMBER 2021	2022 VS. 2021	SEPTEMBER 2022	SEPTEMBER 2021	2022 VS. 2021
Adjusted EBITDA by Segment:
Timberlands	$168	$165	$3	$634	$517	$117
Real Estate & ENR	60	60	—	283	247	36
Wood Products	395	565	(170)	2,540	2,840	(300)
	623	790	(167)	3,457	3,604	(147)
Unallocated Items	(40)	(44)	4	(172)	(184)	12
Adjusted EBITDA	$583	$746	$(163)	$3,285	$3,420	$(135)

We reconcile Adjusted EBITDA to net earnings for the consolidated company and to operating income (loss) for the business segments, as those are the most directly comparable U.S. GAAP measures for each.

The table below reconciles Adjusted EBITDA for the quarter ended September 30, 2022:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$310
Interest expense, net of capitalized interest					67
Income taxes					77
Net contribution (charge) to earnings	$107	$48	$344	$(45)	$454
Non-operating pension and other post-employment benefit costs	—	—	—	12	12
Interest income and other	—	—	—	(9)	(9)
Operating income (loss)	107	48	344	(42)	457
Depreciation, depletion and amortization	61	5	51	2	119
Basis of real estate sold	—	7	—	—	7
Adjusted EBITDA	$168	$60	$395	$(40)	$583

The table below reconciles Adjusted EBITDA for the quarter ended September 30, 2021:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$482
Interest expense, net of capitalized interest					79
Income taxes					84
Net contribution (charge) to earnings	$133	$45	$517	$(50)	$645
Non-operating pension and other post-employment benefit costs	—	—	—	5	5
Interest income and other	—	—	—	(1)	(1)
Operating income (loss)	133	45	517	(46)	649
Depreciation, depletion and amortization	64	4	48	2	118
Basis of real estate sold	—	11	—	—	11
Special items included in operating income (loss)(1)	(32)	—	—	—	(32)
Adjusted EBITDA	$165	$60	$565	$(44)	$746
(1)	Operating income (loss) includes a pretax special item consisting of a $32 million gain on the sale of timberlands.

The table below reconciles Adjusted EBITDA for the year-to-date period ended September 30, 2022:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$1,869
Interest expense, net of capitalized interest					204
Loss on debt extinguishment(1)					276
Income taxes					470
Net contribution (charge) to earnings	$442	$194	$2,389	$(206)	$2,819
Non-operating pension and other post-employment benefit costs	—	—	—	38	38
Interest income and other	—	—	—	(9)	(9)
Operating income (loss)	442	194	2,389	(177)	2,848
Depreciation, depletion and amortization	192	12	151	5	360
Basis of real estate sold	—	77	—	—	77
Adjusted EBITDA	$634	$283	$2,540	$(172)	$3,285
(1)	Loss on debt extinguishment is a special item consisting of a pretax charge of $276 million related to early debt retirement.

The table below reconciles Adjusted EBITDA for the year-to-date period ended September 30, 2021:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$2,191
Interest expense, net of capitalized interest					236
Income taxes					597
Net contribution (charge) to earnings	$354	$174	$2,695	$(199)	$3,024
Non-operating pension and other post-employment benefit costs	—	—	—	14	14
Interest income and other	—	—	—	(4)	(4)
Operating income (loss)	354	174	2,695	(189)	3,034
Depreciation, depletion and amortization	195	11	145	5	356
Basis of real estate sold	—	62	—	—	62
Special items included in operating income (loss)(1)	(32)	—	—	—	(32)
Adjusted EBITDA	$517	$247	$2,840	$(184)	$3,420
(1)	Operating income (loss) includes a pretax special item consisting of a $32 million gain on the sale of timberlands.

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

Net Earnings Before Special Items

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2022	SEPTEMBER 2021	SEPTEMBER 2022	SEPTEMBER 2021
Net earnings	$310	$482	$1,869	$2,191
Loss on debt extinguishment	—	—	207	—
Gain on sale of timberlands	—	(32)	—	(32)
Net earnings before special items	$310	$450	$2,076	$2,159

Net Earnings per Diluted Share Before Special Items

	QUARTER ENDED		YEAR-TO-DATE ENDED
	SEPTEMBER 2022	SEPTEMBER 2021	SEPTEMBER 2022	SEPTEMBER 2021
Net earnings per diluted share	$0.42	$0.64	$2.51	$2.92
Loss on debt extinguishment	—	—	0.28	—
Gain on sale of timberlands	—	(0.04)	—	(0.04)
Net earnings per diluted share before special items	$0.42	$0.60	$2.79	$2.88

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

Summary of Long-Term Indebtedness Principal Obligations as of September 30, 2022

DOLLAR AMOUNTS IN MILLIONS	2022	2023	2024	2025	2026	THEREAFTER	TOTAL(1)	FAIR VALUE
Fixed-rate debt	$—	$978	$—	$210	$272	$3,633	$5,093	$4,846
Average interest rate	—%	5.44%	—%	8.31%	7.65%	5.00%	5.36%	N/A
(1)	Excludes $40 million of unamortized discounts, capitalized debt expense and business combination fair value adjustments.

Item 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The company’s principal executive officer and principal financial officer have concluded that the company’s disclosure controls and procedures were effective as of September 30, 2022, based on an evaluation of the company’s disclosure controls and procedures as of that date.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases of common stock made by the company during third quarter 2022:

COMMON SHARE REPURCHASES DURING THIRD QUARTER 2022	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS
July 1 – July 31	1,675,436	$34.83	1,675,436	$610,116,001
August 1 – August 31	1,346,245	35.54	1,346,245	562,268,165
September 1 – September 30	1,213,157	32.15	1,213,157	523,268,401
Total	4,234,838	$34.29	4,234,838	$523,268,401

On September 22, 2021, we announced that our board had approved a new share repurchase program (the 2021 Repurchase Program) under which we are authorized to repurchase up to $1 billion of outstanding shares. Concurrently, the board terminated the remaining repurchase authorization under the 2019 Repurchase Program.

During third quarter 2022, we repurchased 4,234,838 common shares for approximately $145 million (including transaction fees) under the 2021 Repurchase Program in open-market transactions. Transaction fees incurred for repurchases are not counted as use of funds authorized for repurchases under the 2021 Repurchase Program. As of September 30, 2022, we had remaining authorization of $523 million for future stock repurchases.

Item 6. EXHIBITS

10.1	Weyerhaeuser Company 2023 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 17, 2022 – Commission File Number 1-4825)
10.2

Form of Executive Severance Agreement, as in effect August 12, 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 17, 2022 – Commission File Number 1-4825)

10.3

Form of Executive Change of Control Agreement, as in effect August 12, 2022 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on August 17, 2022 – Commission File Number 1-4825)

10.4

Executive Severance Agreement with the CEO, as in effect August 12, 2022 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on August 17, 2022 – Commission File Number 1-4825)

10.5

Executive Change of Control Agreement with the CEO, as in effect August 12, 2022 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on August 17, 2022 – Commission File Number 1-4825)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYERHAEUSER COMPANY
(Registrant)

Date: October 28, 2022	By:	/s/ David M. Wold
David M. Wold
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer and Duly Authorized Officer)