Form 10-K
period 2022-12-31
WEYERHAEUSER CO
filed 2023-02-17
CIK 106535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO f

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based on the closing sale price as of the last business day of the most recently completed second fiscal quarter ended on June 30, 2022, as reported on the New York Stock Exchange Composite Price Transactions, was approximately $24.2 billion.

As of February 6, 2023, 732,347 thousand shares of the registrant’s common stock ($1.25 par value) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Notice of the 2023 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held May 12, 2023, are incorporated by reference into Part III.

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K

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

We are also one of the largest manufacturers of wood products in North America. We manufacture and distribute high-quality wood products, including structural lumber, oriented strand board, engineered wood products and other specialty products. These products are primarily supplied to the residential, multi-family, repair and remodel, industrial and light commercial markets. We operate 35 manufacturing facilities in the United States and Canada.

Sustainability and citizenship are part of our core values. Our sustainably managed forests and our wood products play a critical role in mitigating climate change, and our carbon record shows that our net impact is significantly carbon negative. In addition to practicing sustainable forestry, we focus on energy and resource efficiency, reducing greenhouse gas emissions, conserving natural resources and offering sustainable products that meet our customers' needs. We operate with world-class safety results, actively support the communities in which we operate and communicate transparently with our investors and other stakeholders. We are recognized for our leading performance in the areas of ethics, citizenship and gender equality.

This portion of our Annual Report on Form 10-K provides detailed information about who we are and what we do. Unless otherwise specified, current information reported in this Form 10-K is as of or for the fiscal year ended December 31, 2022. Throughout this Form 10-K, unless specified otherwise, references to “we,” “our,” “us” and “the company” refer to the consolidated company. We break out financial information such as revenues, earnings and assets by the business segments that comprise our company. We also discuss the geographic areas where we do business.

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

REAL ESTATE INVESTMENT TRUST (REIT)

Weyerhaeuser Company is a REIT and REIT income can be distributed to shareholders without first paying corporate level tax, substantially eliminating the double taxation on income. We also own timberland assets through a subsidiary, Weyerhaeuser Timber Holdings, Inc., which qualifies as a REIT under the Internal Revenue Code of 1986, as amended (IRC), for tax years beginning 2022. We expect to derive most of our REIT income from our timberlands, including gains from the sales of our standing timber and rent from recreational leases. We are required to pay federal corporate income taxes on earnings of our Taxable REIT Subsidiaries (TRSs), which include our Wood Products segment and a portion of our Timberlands and Real Estate, Energy and Natural Resources segments.

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 1

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

EFFECT OF MARKET CONDITIONS

The health of the U.S. housing market strongly affects the performance of all our business segments. Our Wood Products segment primarily sells into the new residential building and repair and remodel markets. Demand for sawlogs within our Timberlands segment is directly affected by domestic production of wood-based building products as well as export markets. Seasonal weather patterns impact the level of construction activity in the U.S., generally characterized by a reduction in activity during the winter months, which in turn affects the demand for our logs and wood products. Our Real Estate, Energy and Natural Resources segment is affected by a variety of factors, including the general state of the economy, local real estate market conditions, the level of construction activity in the U.S., and the evolution of emerging renewable energy and carbon-related markets.

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

Our business segments’ competitive strategies are as follows:

•	Timberlands — Capture maximum timber value from every acre we own or manage.
•	Real Estate & ENR — Deliver premiums to timberland value by identifying and monetizing higher and better use lands and capturing the full value of surface and subsurface assets.
•

Wood Products — Manufacture high-quality structural lumber, oriented strand board and engineered wood products, as well as deliver complementary building products for residential, multi-family, industrial and light commercial applications at competitive costs.

ENVIRONMENTAL, SOCIAL AND GOVERNANCE (ESG) PRACTICES

Sustainability is one of the core values of our company and has been for over 100 years. We have spent decades building a solid foundation characterized by excellence in environmental stewardship, social responsibility and corporate governance. Maintaining a strong ESG foundation is a key component of our ability to drive long-term shareholder value, and these principles guide us in how we conduct our business every day. We successfully integrated sustainability into our business roadmaps, enabling employees across business lines to identify key sustainability levers and clearly see how their day-to-day work impacts our overall performance.

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

PRACTICING SUSTAINABLE FORESTRY

As one of the world’s oldest and largest private timberland owners, we’ve been growing, harvesting and regrowing forests for more than a century. Our goal is to ensure a sustainable supply of wood for our customers, while protecting the other important benefits forests provide. We know forests can be managed on a sustainable basis indefinitely, and we have been proving it is possible for a very long time. We advocated for legislation in 1925 to encourage reforestation after harvest, which was an uncommon practice at the time. In 1937, we began research into sustainable yield forestry, which ensures harvesting does not diminish the forest’s ability to provide the same volume in the future. In 1938, we were one of the first companies to plant tree seedlings, and in 1941 we established the first certified tree farm in the U.S. We harvest, on

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 2

average, only two percent of our forests each year, and 100 percent of our timberlands are reforested after harvesting. On average, we plant 130 to 150 million tree seedlings per year, which equates to about 250 trees planted per minute throughout the year.

CARBON RECORD

We are dedicated to maintaining a leadership position within our sector in the area of climate-related disclosures. In 2021, we reached a significant milestone in publishing our inaugural carbon record, which provides details of the total carbon impact enabled by our forests and wood products. Our carbon record shows that our net impact is significantly carbon negative, meaning we remove substantially more carbon from the atmosphere than we emit each year.

In total, our carbon emissions in 2021 were 7.4 million metric tons of carbon dioxide equivalent (mtCO2e), 0.9 million mtCO2e scope 1 and scope 2 emissions primarily attributable to fuel usage and purchased electricity within our Wood Products mills and 6.5 million mtCO2e scope 3 emissions primarily generated by customers who purchase our wood fiber and emissions associated with the products and services we buy. Our scope 1 and scope 2 emissions are calculated in accordance with the Greenhouse Gas Protocol's Corporate Accounting and Reporting Standard. In 2022, we obtained limited assurance for our 2020 and 2021 scope 1 and location-based scope 2 emissions from a third-party attestation provider. Our scope 3 emissions are calculated in accordance with the Greenhouse Gas Protocol's Corporate Value Chain (Scope 3) Accounting and Reporting Standard.

Our sustainably managed forests play a critical role in helping to mitigate climate change. As our millions of acres of forests grow, they absorb carbon dioxide from the atmosphere and store it in their trunks, limbs and roots, as well as in the soil. In 2021, our carbon removals totaled approximately 35 million mtCO2e. This was comprised of 14 million mtCO2e of direct carbon removals from our U.S. timberlands (the increase in above-ground carbon attributable to forest growth and management practices after we account for harvest and mortality) and an additional 21 million mtCO2e of scope 3 removals across our value chain (primarily carbon stored in our own long-lived wood products and products that our customers make from our logs).

In 2021, our forests contained between 2.3 billion and 3.6 billion mtCO2e. Approximately 1.0 billion mtCO2e was stored in our trees and roots, and an additional 1.3 billion to 2.6 billion mtCO2e was stored in soil and other biomass. After our trees are harvested, much of their carbon remains stored in the long-lived wood products made from them for the life of those products. After harvest, we plant millions more trees, which immediately begin absorbing more CO2 from the atmosphere, and the next round of wood products store more carbon yet again. Our managed forests also provide other climate benefits. They mature more quickly and are able to bank more carbon through faster, continuous rotations, all while maintaining the vast pool of carbon in the forest soil. In addition, using wood for construction requires less energy and results in fewer greenhouse gas emissions compared with other building materials, such as steel and concrete.

We have a science-based greenhouse gas emissions reduction target that has been approved by the Science Based Targets initiative at the most ambitious level, in alignment with the Paris Agreement goal of limiting global warming to 1.5 degree Celsius. Our target includes a commitment to reduce our scope 1 and 2 emissions by 42 percent overall, and our scope 3 emissions by 25 percent per ton of production, both by 2030, measured against a 2020 baseline. In 2022, we also joined The Climate Pledge, committing to achieve net-zero carbon emissions across our value chain by 2040. We expect to achieve these targets primarily through energy efficiency projects, increased renewable energy usage and supplier engagement. As companies across our value chain work to reduce their emissions, which many of them are already doing or have committed to do, we expect our scope 3 emissions to decrease over time.

MAKING BETTER ENERGY CHOICES

In 2022, we committed to the U.S. Department of Energy's (DOE) Better Plants Program to improve energy efficiency at our manufacturing facilities by 10 percent between 2020 and 2030. This partnership requires us to adopt a company-wide goal to improve energy efficiency, annually report our progress to the DOE and develop an energy management plan. We developed a comprehensive wood products energy strategy and have begun implementation of this strategy by developing short-term action plans, evaluation tools and energy champions at all sites. We also fully integrated greenhouse gas and energy metrics into capital planning processes and conducted energy audits at multiple manufacturing sites. On average, we meet more than 70 percent of our energy needs in our manufacturing facilities from renewable biomass by using what would otherwise be wood waste from mill manufacturing residuals to create our own energy. This approach allows us to reduce our reliance on nonrenewable fossil fuels and purchased electricity. We also support other renewable energy solutions, such as wind and solar power, through our timberlands. In addition, we also supply other mills, companies and utilities with woody biomass that is used to produce renewable, carbon-neutral energy.

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

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 3

species occurrences prior to harvesting and thinning activities, managing for specific habitat using prescribed burns or thinning harvests, or refraining from harvesting during certain sensitive times.

IMPROVING CONSERVATION OUTCOMES

Ensuring our forests provide habitat features that support at-risk, sensitive or threatened and endangered species is a core component of our environmental stewardship. We pursue a number of programs to create and preserve critical habitat, including partnering on conservation easements and agreements, formal Habitat Conservation Plans (HCPs) with the U.S. federal government and mitigation banking. Conservation easements and other local agreements can assure sustainable forest practices and the long-term stewardship and protection of wildlife habitat, biodiversity and recreational access. These partnerships can be made with a variety of groups and organizations, and they allow natural resource management to continue, which helps protect the economic benefits of a working forest. HCPs are administered under the federal Endangered Species Act and help provide more specific guidance on the protection and enhancement of habitats for threatened and endangered species. We currently participate in HCPs and other conservation agreements in Alabama, Arkansas, Florida, Georgia, Louisiana, Maine, Mississippi, New Hampshire, North Carolina, Oklahoma, Oregon, South Carolina, Vermont and Washington. Authorized through the U.S. Clean Water Act, mitigation banking allows us to set aside certain areas of our timberlands to preserve, enhance or restore a wetland, stream or habitat area to make up for development by another entity in a similar nearby ecosystem. Mitigation banks are regulated and approved by the U.S. Army Corps of Engineers and a consortium of federal, state and local agencies. We currently operate 14 mitigation banks and projects, primarily in the U.S. South. Several other projects are in various stages of evaluation and development. Overall, we currently have approximately 4 million acres invested in these various conservation programs in our Northern, Southern and Western Timberlands, and we are always looking for new opportunities and partnerships to expand our impact.

CONTRIBUTING TO CLEAN WATER

Our forests are critical for providing clean water to communities in our watersheds. The trees, plants and soil absorb rain and snowmelt, allowing our forests to capture and slowly release clean water into the many streams, rivers and groundwater systems on our lands. Our sustainable forestry practices help us maintain our forests' ability to capture and filter water, ensuring our harvesting methods safeguard water quality for people, fish and countless other organisms. Because our forests rely on rainwater to grow, our company’s measurable impact on water use is limited to our Wood Products manufacturing sites and offices, where water is either recycled or treated on-site, evaporated while products are drying or delivered to a local, publicly-owned treatment facility.

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

VERIFYING WITH CERTIFICATION

To prove our forest management and wood fiber procurement practices are sustainable, we participate in independent certification programs for forest management, fiber sourcing and chain of custody. Our entire timberland portfolio is certified to the Sustainable Forestry Initiative® (SFI) Forest Management Standard. That compares with only 11 percent of the world's forests that are certified today (the vast majority of these certified forests are in the Northern Hemisphere). Internationally recognized forest certification standards, such as SFI, Programme for the Endorsement of Forest Certification (PEFCTM), the American Tree Farm System® (ATFS), and the Forest Stewardship Council®, provide customers and stakeholders with an objective, third-party determination of whether companies are implementing sustainable forestry practices and making products that come from legal and well-managed sources. We are vocal supporters of the importance of these standards and the use of independent, third-party audits to verify compliance and promote sustainable forestry around the world. At Weyerhaeuser, we choose to certify our timberlands and operations to SFI’s standards because they are strong, science-based standards that have effectively pushed forestry in a more sustainable direction. These standards are designed specifically for operations in North America, and we value SFI’s collaborative approach, especially around logger training and the requirement to invest in and apply research back into our operations. In addition to our forests, we certify all of our manufacturing facilities to the SFI Fiber Sourcing Standard, and select sites are certified to the SFI and PEFC Chain of Custody standards.

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

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 4

OUR PEOPLE BY THE NUMBERS

As of December 31, 2022, we employed 9,264 employees, including 7,906 in the United States, 1,347 in Canada, and 11 in Japan. Of these employees, 2,366 are members of unions covered by multi-year collective-bargaining agreements.

Our employees by business segment were as follows:

SEGMENT	NUMBER OF EMPLOYEES
Timberlands	1,276
Real Estate & ENR	61
Wood Products	7,145
Corporate	782
Total	9,264

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

We regularly review safety incidents, risk-identification reports and “near-miss” incidents and apply key learnings across our organization. Our efforts have resulted in a significant and sustained reduction in the number and severity of recordable injuries. This includes a drop in our Recordable Incident Rate, which is the number of Occupational Safety and Health Administration-defined recordable injuries and illnesses that occur per 100 workers working in one year, from 10 in 1990 to 1.62 in 2022.

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

We also believe in the 70-20-10 approach to professional growth. This model acknowledges that at least 70 percent of development occurs on the job through direct experience and skill building. Another 20 percent comes from focused relationship building and exposure to projects, processes and perspectives outside one’s normal expertise. The final 10 percent is focused on targeted training courses and development programs that help our employees achieve their own specific career goals. We offer three classroom-based leadership development programs that focus on helping current and future leaders build their skills. In 2022, about 275 of our leaders participated in these programs. In addition, we expanded our online training offerings, which are accessible to all employees to take in support of their career development, and we offered a variety of virtually facilitated trainings on a range of topics to multiple teams. In 2022, our employees logged over 38,400 hours of training in our online learning management system, which tracks both virtual and classroom courses delivered.

DIVERSITY, EQUITY AND INCLUSION

Inclusion is a core value at Weyerhaeuser. Our senior management team and board of directors regularly review our diversity, equity and inclusion strategy and goals, which are focused on creating an inclusive environment, ensuring our policies and practices are equitable, and improving representation where we have gaps. To achieve this, we are focused on three key areas: leadership, people and culture. We have in place an Inclusion Council of 25 diverse employees from across our company and a dedicated director of Diversity, Equity and Inclusion (DE&I) who works with our leaders to set annual goals, review our progress and adjust our approach to meet evolving best practices. The Council and our DE&I director provide insights and ideas to our senior management team, and they are actively engaged in helping us build an inclusive culture at all levels of the company. Our practices for achieving and maintaining a diverse, equitable and inclusive workplace include:

•	“no tolerance” policies regarding discrimination and harassment of employees, suppliers, customers and visitors;
•	recurrent reviews of pay equity and addressing of gaps;

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 5

•	paid parental leave for all employees;
•	masked names on resumes and diverse hiring teams;
•	training on unconscious bias and harassment prevention;
•	inclusive leadership training integrated into our development programs;
•	employee-led resource groups;
•	ongoing company-wide communication on the importance of inclusion and
•	regular company-wide surveys and other means of anonymously collecting candid feedback to assist us in evaluating our inclusive culture and addressing any identified gaps.

In response to feedback surveys conducted for 2022, 82 percent of all employees agreed their work environment is inclusive. We publish our Employment Information Report (EEO-1) summary data in the sustainability section of our website.

We will continue to closely monitor evolving best practices and will make adjustments to our approach as we think necessary and appropriate.

COMPANY CULTURE

We consider our strong company culture to be a competitive advantage. We are intentional in our efforts to preserve the key positives of our workplace environment, as well as continuously improve and evolve our culture. At the heart of our culture is an unwavering commitment to our core values — safety, integrity, citizenship, sustainability and inclusion. These values are cited often by our employees and are visible throughout our organization. We also embrace five key behaviors that shape our culture and guide how we work together — urgency, accountability, courage, simplicity and innovation. To assess the health of our culture, we conduct regular company-wide surveys to collect candid feedback from employees and assess overall engagement. In 2022, we conducted an engagement survey of all employees, and our response rate was 75 percent. Our overall engagement favorability score from this group was 86 percent and our average favorability score on questions about the strength of our values was 84 percent. Another indicator we monitor to assess the strength of our company culture is voluntary turnover, which was 14 percent in 2022.

COMPETITIVE PAY & BENEFITS

We offer competitive compensation and benefits packages based on experience, knowledge and skill level that are designed to attract and retain talented employees and reward superior performance. Some of our benefits include paid parental leave for all employees, company match for retirement plans, comprehensive medical and dental coverage and paid time off.

SUPPORTING OUR COMMUNITIES

We operate in rural communities across North America, and we are proud to invest our time and money to help ensure they are thriving places to live and work. In 2022, we provided $5.6 million in charitable grants, in-kind donations and sponsorships in our communities, and our employees volunteered over 14,600 hours of their time to causes they care about. Through our company-wide employee giving platform, we provide an easy way for all employees to donate to charities using payroll deduction, and we offer company match programs for both employee donations and volunteerism hours.

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

BOARD COMPOSITION AND INDEPENDENCE

Our corporate governance guidelines and the listing requirements of the New York Stock Exchange require that a majority of the board be comprised of independent directors. Our current board composition far exceeds this requirement, as eight of our nine directors are independent, with the one exception being our chief executive officer. Four of our board members are women, including one woman of color, and we have appointed seven new directors to our board since 2015. Our board has chosen to separate the positions of board chair and chief executive officer, which strengthens the board’s independent oversight of the company’s performance and governance standards. All of our directors stand for election annually, and we have a majority voting standard in uncontested elections. The board has regular executive sessions of independent

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 6

directors, and the Audit, Compensation, and Governance and Corporate Responsibility Committees are all composed solely of independent directors.

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

CODE OF ETHICS

Integrity is a core value at Weyerhaeuser. We have a strong culture of ethics and integrity at every level of our company. Since our founding in 1900, we have consistently been recognized for our ethical business practices, compliance and high standards. In 2022, we were named for the 13th time as one of the World’s Most Ethical Companies® by Ethisphere Institute, a global leader in defining and advancing the standards of ethical business practices. Our Code of Ethics applies to all employees and members of our board, and it is an expression of our commitment and shared responsibility to conduct our business affairs ethically with stakeholders, including employees, communities, customers, suppliers, contractors and shareholders. Our employees also participate in regular compliance and ethics training, role-model and promote ethical behavior, and are instructed on how to communicate concerns of unethical behavior.

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

SHAREHOLDER RIGHTS

Shareholder Proxy Access

Our company Bylaws allow eligible shareholders to nominate candidates to the board of directors who are included in the company’s proxy statement and ballot. This process for inclusion of shareholder nominees in the proxy statement is in addition to previously existing Bylaw provisions that allow shareholders to nominate directors to the board without access to the company’s proxy statement.

Policy on Shareholder Approval of Rights Plans

Our board of directors maintains a shareholder rights plan policy that requires the board to obtain shareholder approval prior to adopting any shareholder rights plan. However, the board may act on its own to adopt a shareholder rights plan if a majority of the independent directors,

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 7

exercising their fiduciary duties under Washington law, determine that such submission to shareholders would not be in the best interests of shareholders under the circumstances.

Shareholders' Right to Call Meetings

Our company Bylaws provide that special meetings of our shareholders may be called by shareholders representing at least 25 percent of the company’s outstanding shares if certain notice and other procedural requirements are followed and if the board determines that the matters of business to be brought before the meeting are appropriate for shareholder action under applicable law.

DISCIPLINED RISK MANAGEMENT

Making the right decisions for our business requires understanding risk. We use disciplined processes to manage our risks, which include, among other areas, environmental, safety, social, legal, operational and public-policy risks so our leaders and employees can make safe and informed decisions. Our enterprise risk management group evaluates the likelihood of various risks and determines the potential magnitude of impact to our company. The analysis is conducted under the guidance of our chief compliance officer, who reports to our senior vice president and general counsel and our Governance and Corporate Responsibility Committee, with assistance from other members of the management team, and is reviewed by our board of directors. We also conduct internal audits regularly to ensure compliance with environmental, safety, financial, disclosure and other regulations; voluntary standards; and our own company policies. When noncompliance issues are identified, we develop, implement and track corrective action plans to ensure timely resolution. An independent public accounting firm audits our accounting processes, financial reporting and internal controls on an ongoing basis. We also focus on managing cybersecurity risk through a program that includes information security training, systems testing, testing and audit of our IT controls, and alignment of our program with the National Institute of Standards and Technology Cybersecurity Framework (see further discussion in the Cybersecurity section below). We also maintain and regularly update other company policies that guide our business, inform our employees and help manage our identified risks, including the following: Anti-Bribery Policy; Anti-Discrimination, Anti-Harassment and Equal Employment Opportunity Policy; Chemical Management Policy; Code of Ethics; Environmental Policy; Health and Safety Policy; Human Rights Policy; Product Stewardship Policy; Supplier Code of Ethics; Sustainable Forestry Policy; Threatened and Endangered Species Policy; and Wood Procurement Policy.

CYBERSECURITY

Our risk management program includes focused efforts on managing cybersecurity risk, including the following:

•

A robust information security training program that requires all company employees with access to our networks to participate in regular and mandatory training on how to be aware of, and help defend against, cyber risks, combined with periodic testing to measure the efficacy of our training efforts.

•	Alignment of our program with the National Institute of Standards and Technology Cybersecurity Framework to prevent, detect and respond to cyberattacks.
•	Ongoing adoption of a “zero trust” cybersecurity model.
•

Regular and robust testing of our systems to assess our vulnerability to cyber risk, which includes targeted penetration testing, tabletop incident response exercises, periodic audits of our systems by outside industry experts and regular vulnerability scanning.

•	Testing and audits of our IT-related internal controls over financial reporting by our independent external auditors.
•	A formal vendor risk assessment process to ensure any vendors with information access have appropriate security measures and practices in place.
•	Business continuity plans and critical recovery backup systems.
•	Insurance for damage to property caused by a cyberattack.

Members of management, including our chief information officer and our chief information security officer, regularly report on the company’s cybersecurity matters to both the Audit Committee of the board of directors and the full board, which has primary oversight responsibility in this area, as follows:

•	Our cybersecurity program and risks are specifically discussed at least three times per year (including as part of our discussions regarding enterprise risk management).
•	Our internal audit function’s reviews of our information security programs and controls are included in quarterly reports to the Audit Committee.
•

Current information security issues that arise during the year are discussed throughout the year if potentially significant to the company and are discussed with our chairman and Audit Committee chair between board meetings as appropriate.

We also manage cybersecurity risk by limiting our threat landscape. For example, we do not store, transmit or process many of the types of data commonly targeted in cyberattacks, such as consumer credit card or financial information, nor do we store or maintain significant proprietary data on our systems. Moreover, our businesses do not involve or represent national infrastructure, the likes of which are common targets of cyber attackers (e.g., energy, oil & gas, transportation, communications, banking and financial systems, etc.). We recognize that cyber threats are a permanent part of the risk landscape and that new threats are constantly evolving. For these and other reasons, cybersecurity is a top risk management priority at Weyerhaeuser.

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 8

PARTICIPATING IN PUBLIC POLICY

Our ethical and transparent involvement in public policy includes coalition and relationship building, advocacy, political contributions and grassroots activities. As active members of our communities, we participate in the political process to help shape policy and legislation affecting our company and industry and do so without regard to the private political preferences of executives. All political contributions are managed by our government affairs team. Public policy and legislative priorities are reviewed annually with senior business leaders, our board of directors and our Governance and Corporate Responsibility Committee. We follow both the letter and the spirit of the laws governing lobbying. Our managers receive regular training on current laws and practices, and we work fairly and honestly with public officials at all levels. Some states allow companies to contribute directly to campaigns for state and local offices and for ballot measures. We file these contributions as required at state and local levels. We also sponsor a U.S. Weyerhaeuser Political Action Committee (WPAC), which solicits voluntary contributions from eligible shareholders, employees and our board of directors. WPAC contribution reports are filed with the Federal Election Commission, and we provide a summary of our annual WPAC political donations in the sustainability section of our website.

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

•	manages our timberlands as the trees grow to maturity;
•	harvests trees to be converted into wood products, such as lumber, pellets, pulp and paper;
•	manages the health of our forests to sustainably maximize harvest volumes, minimize risks, and protect unique environmental, cultural, historical and recreational value and
•	offer recreational access.

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

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 9

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

WHERE WE DO IT

As of December 31, 2022, we sustainably managed timberlands in 17 states. This included owned or contracted acres in the following locations:

•
2.5 million acres in the western U.S. (Oregon and Washington);
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

Our total timber inventory — including timber on owned and contracted land — is approximately 589 million tons. This timber inventory does not translate into a specific amount of lumber or panel products because the quantity of end products varies according to the age, species, size and quality of the timber and will change over time as these variables adjust.

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

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 10

Summary of 2022 Standing Timber Inventory

MILLIONS OF TONS AT
GEOGRAPHIC AREA	DECEMBER 31, 2022
TOTAL INVENTORY(1)
U.S.:
West
Douglas fir/Cedar	152
Whitewood	23
Hardwood	13
Total West	188
South
Southern yellow pine	271
Hardwood	86
Total South	357
North
Conifer	18
Hardwood	26
Total North	44
Total Company	589

(1)
Inventory includes all conservation and non-harvestable areas.

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 11

Summary of 2022 Timberland Locations

	THOUSANDS OF ACRES AT
GEOGRAPHIC AREA	DECEMBER 31, 2022
	FEE OWNERSHIP	LONG-TERM CONTRACTS	TOTAL ACRES(1)
U.S.:
West
Oregon	1,420	—	1,420
Washington	1,126	—	1,126
Total West	2,546	—	2,546
South
Alabama	447	197	644
Arkansas	1,202	18	1,220
Florida	213	73	286
Georgia	583	48	631
Louisiana	1,006	353	1,359
Mississippi	1,116	36	1,152
North Carolina	635	—	635
Oklahoma	488	—	488
South Carolina	274	—	274
Texas	12	2	14
Virginia	120	—	120
Total South	6,096	727	6,823
North
Maine	833	—	833
New Hampshire	24	—	24
Vermont	86	—	86
West Virginia	253	—	253
Total North	1,196	—	1,196
Total Company	9,838	727	10,565

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

Western United States

Our Western timberlands are well situated to serve the wood products and pulp markets in Oregon and Washington. For the year ended December 31, 2022, we sold 29 percent of our total Western log sales volume internally. Additionally, our location on the West Coast provides access to higher-value export markets for Douglas fir and whitewood logs to Japan, China and Korea. Our largest export market is Japan, where Douglas fir is the preferred species for higher-valued post and beam homebuilding. The size and quality of our Western timberlands, coupled with their proximity to several deep-water port facilities, competitively positions us to meet the needs of Pacific Rim log markets.

Our holdings are composed primarily of Douglas fir, a species highly valued for its structural strength, stiffness and appearance. Most of our lands are located on the west side of the Cascade Mountain Range with soil and rainfall conditions considered favorable for growing this species. Our standing timber inventory is comprised of 81 percent Douglas fir, 12 percent whitewood and 7 percent hardwood.

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

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 12

2022 Western U.S. Inventory by Species

2022 Western U.S. Inventory by Age / Species

MILLIONS OF TONS
60
50
40
30
20
10
0
AGE (in years)
0-9
10-19
20-29
30-39
40-49
50-59
60-89
90-134
135+
DOUGLAS FIR/CEDAR
WHITEWOOD
HARDWOOD

Note: Inventory charted includes all conservation and non-harvestable areas.

The average age of timber harvested from our Western timberlands in 2022 was 48 years, excluding salvage volumes. In accordance with our sustainable forestry practices, we harvest and replant an average of 2 percent of our Western acreage each year.

Southern United States

Our Southern timberland ownership, covering 11 states, is well situated to serve domestic wood products and pulp markets, including third-party customers and our own mills. For the year ended December 31, 2022, we sold 22 percent of our total Southern log sales volume internally. Additionally, our Atlantic and Gulf coastal locations position us to serve an emerging Asian log export market. Our standing timber inventory is comprised of 76 percent Southern yellow pine and 24 percent hardwoods.

Operationally, we focus on efficiently harvesting and hauling logs from our ownership and capitalizing on our scale and supply chain expertise to consistently and reliably supply logs to our internal and external customers year-round.

We lease approximately 95 percent of our owned Southern acreage for recreational purposes.

2022 Southern U.S. Inventory by Species

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 13

2022 Southern U.S. Inventory by Age / Species

MILLIONS OF TONS
90
75
60
45
30
15
0
AGE (in years)
0-4
5-9
10-14
15-19
20-24
25-29
30+
SOUTHERN YELLOW PINE
HARDWOOD
Note: Inventory charted includes all conservation and non-harvestable areas.

The average age of timber harvested from our Southern timberlands in 2022 was 29 years. In accordance with our sustainable forestry practices, we harvest and replant an average of 3 percent of our acreage each year in the South.

Northern United States

Our Northern timberlands acres contain a diverse mix of temperate broadleaf hardwoods and mixed conifer species across timberlands located in four states. We grow over 40 species and market over 300 product grades to a diverse mix of customers.

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

2022 Northern U.S. Inventory by Species

2022 Northern U.S. Inventory by Age / Species

MILLIONS OF TONS
15
10
5
0
AGE (in years)
0–9
10-19
20-29
30-39
40-49
50-59
60-89
90-134
135+
HARDWOOD
CONIFER

Note: Inventory charted includes all conservation and non-harvestable areas.

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 14

The average age of timber harvested from our Northern timberlands in 2022 was 54 years. Timber harvested in the North is sold predominantly as delivered logs to domestic mills, including our manufacturing facilities. For the year ended December 31, 2022, we sold 6 percent of our total Northern log sales volume internally. In accordance with our sustainable forestry practices, we harvest an average of 1 percent of our acreage each year in the North. Regeneration is predominantly natural, augmented by planting where appropriate.

Canada — Licensed Forestlands

We manage forestlands in Canada under long-term licenses from the provincial governments to secure volume for our manufacturing facilities in various provinces. The provincial governments regulate the volume of timber that may be harvested each year through Annual Allowable Cuts (AAC), which are updated every 10 years. As of December 31, 2022, our AAC by province was:

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

Summary of License Arrangements

THOUSANDS OF
ACRES AT
GEOGRAPHIC AREA	DECEMBER 31, 2022
TOTAL ACRES
Province:
Alberta	5,399
British Columbia	1,147
Ontario(1)	2,574
Saskatchewan(1)	4,987
Total Canada	14,107

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

Five-Year Summary of Timberlands Fee Harvest Volumes

FEE HARVEST VOLUMES IN THOUSANDS OF TONS
	2022	2021	2020	2019	2018
West(1)	7,858	8,084	8,542	9,237	9,571
South	24,329	23,304	23,149	26,278	26,708
North(2)	974	1,085	1,226	2,042	2,129
Total	33,161	32,473	32,917	37,557	38,408

(1)
Western logs are primarily transacted in thousand board feet (MBF) but are converted to ton equivalents for external reporting purposes.
(2)
In November 2019, we sold our Michigan timberlands and in March 2020, we sold our Montana timberlands. Refer to Note 4: Timberland Acquisitions and Divestitures for further information.

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 15

Five-Year Summary of Timberlands Fee Harvest Volumes — Percentage of Grade and Fiber

PERCENTAGE OF GRADE AND FIBER
		2022	2021	2020	2019	2018
West	Grade	89%	92%	90%	89%	90%
	Fiber	11%	8%	10%	11%	10%
South	Grade	45%	49%	48%	49%	51%
	Fiber	55%	51%	52%	51%	49%
North(1)	Grade	37%	51%	49%	37%	46%
	Fiber	63%	49%	51%	63%	54%
Total	Grade	55%	62%	60%	59%	62%
	Fiber	45%	38%	40%	41%	38%
(1)
In November 2019, we sold our Michigan timberlands and in March 2020, we sold our Montana timberlands. Refer to Note 4: Timberland Acquisitions and Divestitures for further information.

HOW MUCH WE SELL

Our net sales to unaffiliated customers over the last two years were:

•
$1.9 billion in 2022 and
•
$1.6 billion in 2021.

Our intersegment sales over the last two years were:

•
$561 million in 2022 and
•
$535 million in 2021.

Five-Year Summary of Net Sales for Timberlands

NET SALES IN MILLIONS OF DOLLARS
	2022	2021	2020	2019	2018
Net sales to unaffiliated customers:
Delivered logs:
West	$1,004	$869	$720	$740	$987
South	645	589	573	640	625
North(1)	56	52	52	92	99
Total	1,705	1,510	1,345	1,472	1,711
Stumpage and pay-as-cut timber	46	31	19	42	59
Recreational lease revenue	68	65	63	61	59
Other products(2)	39	30	39	43	44
Subtotal net sales to unaffiliated customers	1,858	1,636	1,466	1,618	1,873
Intersegment net sales	561	535	471	503	537
Total	$2,419	$2,171	$1,937	$2,121	$2,410

(1)
In November 2019, we sold our Michigan timberlands and in March 2020, we sold our Montana timberlands. Refer to Note 4: Timberland Acquisitions and Divestitures for further information.
(2)
Other products include sales of seeds and seedlings from our nursery operations and wood chips.

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 16

Five-Year Trend for Total Net Sales in Timberlands

NET SALES IN MILLIONS OF DOLLARS
$2,000
$1,500
$1,000
$500
$0
$1,873
$1,618
$1,466
$1,636
$1,858
$537
$503
$471
$535
$561
2018
2019
2020
2021
2022
INTERSEGMENT SALES
WESTERN LOGS
ALL OTHER PRODUCTS
SOUTHERN LOGS
NORTHERN LOGS

Percentage of 2022 Sales Dollars to Unaffiliated Customers

Log Sales Volumes

Our sales volumes include fee timber as well as logs purchased in the open market.

Our log sales volumes to unaffiliated customers over the last two years were:

•
23,867 thousand tons in 2022 and
•
23,585 thousand tons in 2021.

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

Five-Year Summary of Log Sales Volumes to Unaffiliated Customers

SALES VOLUMES IN THOUSANDS
	2022	2021	2020	2019	2018
Logs – tons:
West(1)	6,296	6,203	6,506	7,173	7,858
South	16,864	16,594	16,954	18,232	18,008
North(2)	707	788	872	1,558	1,628
Total	23,867	23,585	24,332	26,963	27,494

(1)
Western logs are primarily transacted in thousand board feet (MBF) but are converted to ton equivalents for external reporting purposes.
(2)
In November 2019, we sold our Michigan timberlands and in March 2020, we sold our Montana timberlands. Refer to Note 4: Timberland Acquisitions and Divestitures for further information.

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 17

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

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 18

REAL ESTATE, ENERGY AND NATURAL RESOURCES

Our Real Estate & ENR segment maximizes the value of our timberland ownership through application of our asset value optimization (AVO) process and captures the full value of surface and subsurface assets. In 2021, we announced the launch of our new natural climate solutions business through which we intend to leverage our resources and expertise to help others meet their goals to reduce carbon emissions or mitigate environmental impacts. This involves an expansion of our current business activities in the areas of conservation and mitigation banking and leasing land for renewable energy projects. In addition, we are strategically positioned to participate in two emerging markets focused on the mitigation of carbon emissions: the forest carbon offset markets, where carbon credits are created through incremental carbon sequestration over a baseline and sold to buyers in need of offset credits, and carbon capture and storage, which involves leasing of surface and subsurface ownership to safely and permanently store transported carbon emissions from their source. As the largest private owner of timberlands in North America, the scale and geographic diversity of our assets create a unique opportunity for participation in each of these activities, all of which offer natural solutions for reducing carbon emissions and support climate change mitigation efforts.

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

We expect to sell certain properties for recreational, conservation, commercial or residential purposes over time. We will also entitle a small amount of acres for real estate development. Development, outside of entitlement activities, is typically performed by third parties. Mitigation banking allows us to set aside certain areas of our timberlands to preserve, enhance or restore a wetland, stream or habitat area to make up for development by another entity in a similar nearby ecosystem. Activities within this business that contribute to natural climate solutions include conservation sales and mitigation banking. Some of our real estate activities are conducted through our TRSs.

Occasionally, we sell a small amount of timberland acreage in areas where we choose to reduce our market presence and capture a price that exceeds the value derivable from holding and operating as commercial timberlands. These transactions will vary based on factors including the location and physical and operating characteristics of the timberlands.

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

As the owner of mineral rights and interests, we typically do not invest in development or operations but, instead, enter into contracts with operators granting them the rights to explore, develop and sell energy and natural resources produced from our property in exchange for rents and royalties. We generally reserve mineral rights when selling timberlands acreage. Some Energy and Natural Resources activities are conducted through our TRSs.

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 19

Real Estate, Energy and Natural Resources Sources of Revenue

BUSINESS	SOURCES OF REVENUE
Real Estate	• Select timberland tracts are sold for recreational, conservation, commercial, mitigation banking or residential purposes.
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

HOW MUCH WE SELL

Our net sales over the last two years were $368 million in 2022 and $344 million in 2021.

Five-Year Summary of Net Sales for Real Estate, Energy and Natural Resources

NET SALES IN MILLIONS OF DOLLARS
	2022	2021	2020	2019	2018
Net sales:
Real Estate	$235	$246	$202	$225	$229
Energy and Natural Resources	133	98	74	89	78
Total	$368	$344	$276	$314	$307

Five-Year Summary of Real Estate Sales Statistics

REAL ESTATE SALES STATISTICS
	2022	2021	2020	2019	2018
Acres sold	58,791	55,827	111,898	113,315	131,575
Average price per acre	$3,714	$3,725	$1,690	$1,848	$1,701

WHERE WE’RE HEADED

Our competitive strategies include:

•	continuing to apply the AVO process to identify opportunities to capture a premium to timber value;
•	maintaining a flexible, low-cost execution model by continuing to leverage strategic relationships with outside real estate brokers;
•	capturing the full value of our natural gas, aggregates and industrial minerals and wind and solar resources;
•	capitalizing on emerging natural climate solutions opportunities, including forest carbon and carbon capture and storage, and
•	delivering the most value from every acre.

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

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 20

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

Summary of Wood Products Capacities and Principal Manufacturing Locations as of December 31, 2022

CAPACITIES IN MILLIONS
	PRODUCTION CAPACITY	NUMBER OF FACILITIES	FACILITY LOCATIONS
Structural lumber – board feet	5,510	19	Alabama, Arkansas, Louisiana (2), Mississippi (3), Montana, North Carolina (3), Oklahoma, Oregon (2), Washington (2), Alberta (2), British Columbia
Oriented strand board – square feet (3/8”)	3,140	6	Louisiana, Michigan, North Carolina, West Virginia, Alberta, Saskatchewan
Engineered solid section – cubic feet(1)	42	6	Alabama, Louisiana, Oregon, West Virginia, British Columbia, Ontario
Softwood plywood – square feet (3/8”)(2)	610	3	Arkansas, Louisiana, Montana
Medium density fiberboard – square feet (3/4")	265	1	Montana

(1)
This represents total press capacity. Our engineered solid section facilities also may produce engineered I-joists. In 2022, approximately 25 percent of the total press production was converted into 190 million lineal feet of I-joist.
(2)
All of our plywood facilities also produce veneer.

Production capacities listed represent annual production volume under normal operating conditions and producing a normal product mix for each individual facility.

We also own or lease 19 distribution centers in the U.S. where our products and complementary building products are sold.

Five-Year Summary of Wood Products Production

PRODUCTION IN MILLIONS
	2022	2021	2020	2019	2018
Structural lumber – board feet	4,513	4,815	4,666	4,705	4,541
Oriented strand board – square feet (3/8”)	2,961	2,865	3,013	2,969	2,837
Engineered solid section – cubic feet	23.6	24.0	23.0	22.6	24.3
Engineered I-joists – lineal feet	172	190	175	182	191
Softwood plywood – square feet (3/8”)	259	263	347	386	404
Medium density fiberboard – square feet (3/4")	161	206	200	202	220

HOW MUCH WE SELL

Revenues of our Wood Products segment come from sales to wood products dealers, do-it-yourself retailers, builders and industrial users. Wood Products net sales were $8.0 billion in 2022 and $8.2 billion in 2021.

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 21

Five-Year Summary of Net Sales for Wood Products

NET SALES IN MILLIONS OF DOLLARS
	2022	2021	2020	2019	2018
Structural lumber	$3,374	$3,721	$2,602	$1,892	$2,258
Oriented strand board	1,578	1,840	1,013	632	891
Engineered solid section	862	679	505	510	521
Engineered I-joists	573	447	316	323	336
Softwood plywood	193	210	171	161	200
Medium density fiberboard	192	186	171	166	177
Other products produced(1)	346	348	336	337	330
Complementary building products	840	790	676	602	584
Total	$7,958	$8,221	$5,790	$4,623	$5,297

(1)
Other products produced sales include wood chips, other byproducts and third-party residual log sales from our Canadian Forestlands operations.

Five-Year Trend for Total Net Sales in Wood Products

NET SALES IN MILLIONS OF DOLLARS
$9,000
$7,500
$6,000
$4,500
$3,000
$1,500
$0
$5,297
$4,623
$5,790
$8,221
$7,958
2018
2019
2020
2021
2022

Percentage of 2022 Net Sales Dollars in Wood Products

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 22

Wood Products Volumes

Five-Year Summary of Sales Volumes for Wood Products

SALES VOLUMES IN MILLIONS(1)
	2022	2021	2020	2019	2018
Structural lumber – board feet	4,658	4,902	4,873	4,857	4,684
Oriented strand board – square feet (3/8”)	2,853	2,726	2,956	2,916	2,827
Engineered solid section – cubic feet	23.0	24.4	23.4	23.2	24.3
Engineered I-joists – lineal feet	171	194	190	192	204
Softwood plywood – square feet (3/8”)	285	308	414	445	459
Medium density fiberboard – square feet (3/4")	160	205	201	200	212

(1)
Sales volumes include sales of internally produced products as well as complementary building products sold primarily through our distribution centers.

Wood Products Prices

Prices for commodity wood products — structural lumber, oriented strand board and softwood plywood — declined in 2022 from 2021.

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

•

The supply of commodity building products such as structural lumber, oriented strand board and softwood plywood affects prices. A number of factors can influence supply, including changes in production capacity and utilization rates, weather, raw material supply and availability of labor and transportation.

The following graphs reflect product price trends for the past five years.

Five-Year Summary of Published Lumber Prices — $/MBF

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 23

Five-Year Summary of Published Oriented Strand Board Prices — $/MSF

SELECTED PUBLISHED PRODUCT PRICES

$350
$210
$442
$806
$616
2018
2019
2020
2021
2022
OSB (7/16") NORTH CENTRAL PRICE

SOURCE: Random Lengths

WHERE WE’RE HEADED

Our competitive strategies include:

•	delivering industry-leading controllable manufacturing costs and optimizing capacity through operational excellence and disciplined capital execution;
•	aligning closely with fiber supply;
•	leveraging our brand and reputation as the preferred provider of quality building products and
•	pursuing disciplined, profitable sales growth in target markets.

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 24

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Russell S. Hagen, 57, has been senior vice president and chief development officer since March 2021. Previously, he served as senior vice president and chief financial officer from February 2016 to March 2021. He also served as senior vice president, Business Development, at Plum Creek Timber Company, Inc. from December 2011 to February 2016. Prior to this he was vice president, Real Estate Development, overseeing the development activities of the company's real estate, natural gas, construction materials and bioenergy businesses. Mr. Hagen began his career with Coopers and Lybrand, where he was a certified public accountant and led the audits of public clients in technology, banking and natural resource industries.

Kristy T. Harlan, 49, has been senior vice president, general counsel and corporate secretary since January 2017. She leads the company's Law department, with responsibility for global legal, compliance, enterprise risk management, procurement and land title functions. Before joining the company, she was a partner at K&L Gates LLP from January 2007 to November 2016. Previously, she worked as an attorney at Preston Gates & Ellis LLP and Akin Gump Strauss Hauer & Feld LLP.

Travis A. Keatley, 46, has been senior vice president, Timberlands, since September 2021. Previously, he served as vice president, Western Timberlands, from January 2020 to September 2021 and vice president, Southern Timberlands, from January 2018 to December 2019. He also served as Director of Operations, Southern Timberlands, from November 2015 to January 2018. In addition to serving in a variety of additional operations and leadership positions since joining the company in 1997, he led the successful integration of the Longview Timber acquisition in 2013.

Denise M. Merle, 59, has been senior vice president and chief administration officer since February 2018. Previously, she served as senior vice president, Human Resources and Information Technology, from February 2016 to February 2018 and senior vice president, Human Resources and Investor Relations, from February 2014 to February 2016. She was director, Finance and Human Resources, for the Lumber business from 2013 to 2016. Prior to that, she was director, Compliance & Enterprise Planning, from 2009 to 2013, and director, Internal Audit, from 2004 to 2009. She has also held various roles in the company's paper and packaging businesses, including finance, capital planning and analysis, and business development. She is a certified public accountant in the state of Washington.

Keith J. O'Rear, 60, has been senior vice president, Wood Products, since January 2019. Previously, he was vice president of Wood Products sales and marketing from 2017 to 2018 and vice president of Wood Products Manufacturing for the company's Mid-South region from 2014 to 2017. Mr. O'Rear led the company's Timberlands operations in Oklahoma and Arkansas from 2013 to 2014, and prior to that he held various manufacturing leadership roles at the company's lumber mills in Dierks, Arkansas, and Idabel, Oklahoma. He also led a variety of initiatives for the company in the areas of safety, reliability, strategic planning and large capital projects.

Devin W. Stockfish, 49, has been president and chief executive officer and a member of the company’s board of directors since January 2019. Previously, he served as senior vice president, Timberlands, from January 2018 to December 2018 and as vice president, Western Timberlands, from January 2017 to December 2017. He also served as senior vice president, general counsel and corporate secretary, from July 2014 to December 2016 and as assistant general counsel from March 2013 to July 2014. Before joining the company in March 2013, he was vice president and associate general counsel at Univar Inc. where he focused on mergers and acquisitions, corporate governance and securities law. Previously, he was an attorney in the law department at Starbucks Corporation and practiced corporate law at K&L Gates LLP. Before he began practicing law, Mr. Stockfish was an engineer with the Boeing Company.

David M. Wold, 41, has been senior vice president and chief financial officer since May 2022. He joined Weyerhaeuser in November 2013 and has held a series of accounting and finance leadership roles with increasing responsibility, including serving as corporate controller from March 2018 to May 2019 and vice president and chief accounting officer from May 2019 to May 2022. Prior to joining the company, he served as vice president, finance of Verdiem Corporation, a privately held technology company, from September 2011 to November 2013. Mr. Wold was previously a senior manager at the accounting firm of KPMG LLP. He is a certified public accountant in the state of Washington.

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 25

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

REGULATIONS AFFECTING FORESTRY PRACTICES

In the United States, regulations established by federal, state and local government agencies to protect, among other things, water quality, wetlands and other wildlife habitat could affect future harvests and forest management practices on our timberlands. Forest practice laws and regulations that affect present or future harvest and forest management activities in certain states include:

•	limits on the size of clearcuts,
•	requirements that some timber be left unharvested to protect water quality and fish and wildlife habitat,
•	regulations regarding construction and maintenance of forest roads,
•	rules requiring reforestation following timber harvest,
•	regulations on the use of pesticides and herbicides and
•	various related permit programs.

Each state in which we own timberlands has developed best management practices and regulations to reduce the effects of forest practices on water quality and aquatic habitats. Additional and more stringent regulations may be adopted by various state and local governments to achieve water quality standards, protect fish and wildlife habitats, human health, or achieve other public policy objectives.

In Canada, our forest operations are carried out on public timberlands under forest licenses with the provinces. All forest operations in Canada are subject to:

•	forest practices and environmental regulations and
•	license requirements established by contract between us and the relevant province designed to protect environmental values and encourage other stewardship values.

In Canada, 21 member companies of the Forest Products Association of Canada (FPAC), including Weyerhaeuser’s Canadian subsidiary, announced in May 2010 the signing of a Canadian Boreal Forest Agreement (CBFA) with nine environmental organizations. The CBFA applies to approximately 72 million hectares of public forests licensed to FPAC members and, when fully implemented, was expected to lead to the conservation of significant areas of Canada’s boreal forest and protection of boreal species at risk, in particular, woodland caribou. While the CBFA mandate came to an end in 2017, CBFA signatories continue to work on management plans with provincial governments and seek the participation of indigenous and local communities in advancing the goals of the CBFA.

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

Such actions could increase our operating costs and affect timber supply and prices in general. To date, we do not believe that these measures have had, and we do not believe that in 2023 they will have, a significant effect on our harvesting operations. We anticipate that likely future actions will not disproportionately affect Weyerhaeuser as compared with comparable operations of U.S. competitors.

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 26

In Canada:

•

The federal Species at Risk Act (SARA) requires protective measures for species identified as being at risk and for their critical habitat. Pursuant to SARA, Environment Canada continues to identify and assess species deemed to be at risk and their critical habitat.

•

In October 2012, the Canadian Minister of the Environment released a strategy for the recovery of the boreal population of woodland caribou under the SARA. The population and distribution objectives for boreal caribou across Canada are to (1) maintain the current status of existing, self-sustaining local caribou populations and (2) stabilize and achieve self-sustaining status for non-self-sustaining local caribou populations. Critical habitat for boreal caribou is identified for all boreal caribou ranges, except for northern Saskatchewan’s Boreal Shield range (SK1) where additional information is required for that population. Species assessment and recovery plans are developed in consultation with indigenous communities and stakeholders.

•

In 2017, the provinces were required to update the federal government on any progress associated with their draft caribou range plans. The majority of these plans are now being developed under Species at Risk Conservation agreements, signed between the provinces and the Federal Ministry. These agreements set out goals, objectives and timelines for caribou management.

The identification and protection of habitat and the implementation of range plans and land use action plans may, over time, result in additional restrictions on timber harvests and other forest management practices that could increase operating costs for operators of timberlands in Canada. To date, we do not believe that these Canadian measures have had, and we do not believe that in 2023 they will have, a significant effect on our harvesting operations. We anticipate that likely future measures will not disproportionately affect Weyerhaeuser as compared with similar operations of Canadian competitors.

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

Ongoing compliance with SFI may result in some increases in our operating costs and reduction of our timber harvests in some areas. There is also competition from other private certification systems, primarily the Forest Stewardship Council (FSC), coupled with efforts by supporters to further those systems by persuading customers of forest products to require products certified to their preferred system. Certain features of the FSC system could impose additional operating costs on timberland management. Because of the considerable variation in FSC standards, and variability in how those standards are interpreted and applied, if sufficient marketplace demand develops for products made from raw materials sourced from forests certified to these or other non-SFI standards, we could incur substantial additional costs for operations or need to reduce harvest levels in order to comply with such standards.

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

We believe that these regulations and programs have not had, and in 2023 will not have, a significant effect on our total harvest of timber in the United States or Canada. However, these kinds of programs may have such an effect in the future. We expect we will not be disproportionately affected by these programs as compared with typical owners of comparable timberlands. We also expect that these programs will not significantly disrupt our planned operations over large areas or for extended periods.

CANADIAN INDIGENOUS RIGHTS

Many of the Canadian timberlands are subject to the constitutionally protected treaty or common-law rights of indigenous peoples of Canada. Most of British Columbia (B.C.) is not covered by treaties, and as a result the claims of B.C.’s indigenous peoples relating to forest resources have been largely unresolved. Nonetheless, the Supreme Court of Canada ruled that the Tsilhqot’in Nation holds indigenous title to approximately 1,900 square kilometers in B.C., the first time the court has declared title to exist based on historical occupation by indigenous peoples. Many indigenous groups continue to be engaged in treaty discussions with the governments of B.C., other provinces and Canada.

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 27

Final or interim resolution of claims brought by indigenous groups can be expected to result in:

•	additional restrictions on the sale or harvest of timber,
•	potential increase in operating costs and
•	effect on timber supply and prices in Canada.

We believe that such claims will not have a significant effect on our total harvest of timber or production of forest products in 2023, although they may have such an effect in the future.

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

Our capital projects typically are designed to:

•	enhance safety;
•	extend the life of a facility;
•	lower costs and improve efficiency;
•	improve reliability;
•	increase capacity;
•	facilitate raw material changes and handling requirements;
•	increase the economic value of assets or products and
•	comply with regulatory standards.

ENVIRONMENTAL CLEANUP

We are involved in the environmental investigation or remediation of numerous sites. Of these sites:

•	we may have the sole obligation to remediate;
•	we may share that obligation with one or more parties;
•	several parties may have joint and several obligations to remediate and
•	we may have been named as a potentially responsible party for contaminated sites, including those designated as U.S. Superfund sites.

Our liability with respect to these various sites ranges from insignificant to substantial. The amount of liability depends on the:

•	quantity, toxicity and nature of materials at the site and
•	number and economic viability of the other responsible parties.

We spent approximately $5 million in 2022 and expect to spend approximately $5 million in 2023 on environmental remediation of these sites.

It is our policy to accrue for environmental remediation costs when we:

•	determine it is probable that such an obligation exists and
•	can reasonably estimate the amount of the obligation.

Based on currently available information and analysis, we believe it is reasonably possible that our costs to remediate all the identified sites may exceed our current accruals of $64 million by up to $134 million. This estimate of the upper end of the range of reasonably possible additional costs is much less certain than the estimates we currently are using to determine how much to accrue. The estimate of the upper range also relies on assumptions less favorable to us among the range of reasonably possible outcomes.

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 28

REGULATION OF AIR EMISSIONS IN THE U.S.

The United States Environmental Protection Agency (EPA) has promulgated regulations for air emissions from:

•	wood products facilities and
•	industrial boilers.

These regulations cover:

•	hazardous air pollutants that require use of maximum achievable control technology (MACT) and
•	controls and/or monitoring for pollutants that contribute to smog, haze and more recently, greenhouse gases (GHG).

The EPA has issued several rules relating to MACT standards and GHG emissions from various energy-producing sources. Several court decisions have made the extent of applicability of these rules uncertain. Depending on the final outcomes of these decisions, these regulatory programs could affect our operations by increasing the cost of purchasing electricity or from mandated energy demand reductions that could apply to our mills and other facilities that we operate. The EPA is also expected to issue rules relating to biomass emissions, which is a significant source of energy at our mills. The effect of these existing and future emissions regulations, as well as related court decisions, on our operations remains uncertain. We continue to track and evaluate the litigation and regulatory developments but are not able to predict whether the regulations, when complete and implemented, will have a material effect on our operations. To address concerns about GHG as a pollutant, we closely monitor legislative, regulatory and scientific developments pertaining to climate change. For more information about the substantial progress we have made in reducing our GHG emissions, see our discussion in Improving Air Quality in the Environmental, Social and Governance (ESG) Practices – Environmental Stewardship section of this report.

Additional factors that could affect regulation of GHG emissions in the future include:

•	policy proposals by federal or state governments regarding regulation of GHG emissions,
•	Congressional legislation regulating or taxing GHG emissions within the next several years and
•	establishment of a multistate or federal GHG emissions reduction trading system with potentially significant implications for all U.S. businesses.

We believe these developments have not had, and in 2023 will not have, a significant effect on our operations. Although these measures could have a material adverse effect on our operations in the future, we expect that we will not be disproportionately affected by these measures as compared with owners of comparable operations. We maintain an active forestry research program to track and understand any potential effect from physical climate change related parameters that could affect the forests we own and manage and do not currently anticipate any near-term disruptions to our planned operations.

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

Although these and related regulations and measures have not had, and we do not expect in 2023 that they will have, a material effect on our operations, they could in the future.

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 29

REGULATION OF WATER IN THE U.S.

Our operations are regulated under the Clean Water Act, which regulates the discharge of pollutants into the waters of the U.S. This generally means obtaining permits for certain of our silviculture activities and our operating facilities and abiding by applicable restrictions. Federal agency rulemaking and related litigation under the act affects the definition of waterways subject to the act’s regulation. This, in turn, has increased the number of required federal and state permits in some areas of our operations as it relates to the application of pesticides and herbicides on timberlands, which has increased operating costs.

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

Pending and future federal and state rulemaking, and judicial challenges thereto, could make application of the Clean Water Act, as well as comparable state laws, more or less costly to Weyerhaeuser, and we are not able to predict the final resolution of these matters. Although this and related regulations have not had, and we do not expect in 2023 that they will have, a material effect on our operations, they could in the future.

REGULATION OF WATER IN CANADA

Changes to the Canadian Federal Fisheries Act have moved the focus of that legislation from habitat protection to fisheries protection and increased penalties. We expect further changes to these regulations, but we cannot predict the scope or potential effect, if any, on our operations. Although this and related Canadian regulations have not had, and we do not expect in 2023 that they will have, a material effect on our operations, they could in the future.

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

RISKS, UNCERTAINTIES AND ASSUMPTIONS

Major risks and uncertainties that affect our business include, but are not limited to:

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

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 30

•	changes in currency exchange rates, particularly the relative value of the U.S. dollar to the Japanese yen, the Chinese yuan, and the Canadian dollar, and the relative value of the euro to the yen;
•	restrictions on international trade and tariffs imposed on imports or exports;
•	the availability and cost of shipping and transportation;
•	economic activity in Asia, especially Japan and China;
•	performance of our manufacturing operations, including maintenance and capital requirements;
•	potential disruptions in our manufacturing operations;
•	the level of competition from domestic and foreign producers;
•	the successful execution of our internal plans and strategic initiatives, including cost reduction initiatives;
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

•	demand and continued market development for emerging renewable energy, carbon offsets and carbon storage;
•	raw material availability and prices;
•	the effect of weather;
•	changes in global or regional climate conditions and governmental response to such changes;
•	the risk of loss from fires, floods, windstorms, hurricanes, pest infestation and other natural disasters;
•	energy prices;
•	transportation and labor availability and costs;
•	federal tax policies;
•	the effect of forestry, land use, environmental and other governmental regulations;
•	legal proceedings;
•	performance of pension fund investments and related derivatives;
•	the effect of timing of employee retirements and changes in the market price of our common stock on charges for share-based compensation;
•	the accuracy of our estimates of costs and expenses related to contingent liabilities and the accuracy of our estimates of charges related to casualty losses;
•	changes in accounting principles and
•	other factors described in this report under Risk Factors and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

There is no guarantee that any of the events anticipated by our forward-looking statements will occur, and if any of the events do occur, there is no guarantee what effect they will have on the company's business, results of operations, cash flows, financial condition and future prospects. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update our forward-looking statements after the date of this report.

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

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 31

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

MARKET AND OTHER EXTERNAL RISKS

The industries in which we operate are sensitive to macroeconomic conditions and consequently are highly cyclical.

The overall levels of demand for the products we manufacture and distribute reflect fluctuations in levels of end-user demand, which consequently affect our sales and profitability. End-user demand depends in large part on general macroeconomic conditions, both in the U.S. and globally, as well as on local economic conditions. The length and magnitude of industry cycles vary over time, both by market and by product, but generally reflect changes in macroeconomic conditions and levels of industry capacity. Any decline or stagnation in macroeconomic conditions could cause us to experience lower sales volumes and reduced margins for our products.

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

We are subject to the risk of various catastrophic events, including but not limited to the occurrence of significant fires or wide-spread insect or pest infestations on one or more of our properties, severe regional or local weather events or trends, flooding, major earthquakes, volcanic eruptions, significant geopolitical conditions or developments such as significant international trade disputes, terrorist attacks, armed conflict, domestic or foreign political unrest and regional health epidemics or global health pandemics. Any one or more of these events or conditions, or other catastrophic events or developments, could significantly affect our ability to operate our businesses and adversely affect domestic and foreign general economic conditions and thus domestic or foreign market demand for our products.

In March 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus (“COVID-19”) a global pandemic. In response, federal, state and local governments in the United States, as well as governments throughout the world, declared states of emergency and ordered preventative measures to contain and mitigate the spread of the virus. These measures, which included stay-at-home and similar mandates for individuals and closure or significant curtailment of many businesses, adversely affected our and our contractors’ ability to operate, significantly disrupted our supply chain and caused significant economic disruption and uncertainty, including increases in unemployment, elevated inflation and volatility in global capital markets. The extent to which COVID-19 or other disease outbreaks may further affect our business, results of operations, cash flows and financial condition, as well as our plans and decisions relating to various capital expenditures, other discretionary items and capital allocation priorities, including the timing and amount of our dividends to shareholders, are therefore highly uncertain and will depend on future developments, which cannot be predicted with confidence. Such developments include, but are not limited to: the future rate of occurrence or further mutation of COVID-19 or the occurrence of another virulent disease outbreak; governmental response to and duration of disease outbreak and consequential restrictions and business disruptions; the effectiveness of responsive government actions to contain and manage disease outbreak; and the timing and effectiveness of treatment and testing options, including the ongoing efficacy and availability of necessary vaccines.

The impact of COVID-19 or occurrence of other virulent disease outbreak may also trigger the occurrence, or exacerbate, other risks discussed herein, any one of which could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Homebuyers’ ability to qualify for and obtain affordable mortgages could be affected by changes in interest rates, changes in home loan underwriting standards and government sponsored entities and private mortgage insurance companies supporting the mortgage market.

Access to affordable mortgage financing is critical to the health of the U.S. housing market. Generally, increases in interest rates make it more difficult for home buyers to obtain mortgage financing, which could negatively affect demand for housing and, in turn, negatively affect demand for our wood products. After maintaining interest rates at historically low levels for an extended period of time, in the first quarter of 2022 the U.S. Federal Reserve began implementing a policy of incrementally raising rates. We cannot predict the extent to which the U.S. Federal Reserve's current policy will be maintained or the timing, number, extent or direction of future rate adjustments.

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

Additionally, the liquidity provided to the mortgage industry by Fannie Mae and Freddie Mac, both of which purchase home mortgages and mortgage-backed securities originated by mortgage lenders, has been critical to the home lending market. Any political or other developments

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 32

that would have the effect of limiting or restricting the availability of financing by these government sponsored entities could also adversely affect interest rates and the availability of mortgage financing. Whether resulting from further direct increases in borrowing rates, tightened underwriting standards on mortgage loans or reduced federal support of the mortgage lending industry, a challenging mortgage financing environment could reduce demand for housing and, therefore, adversely affect demand for our products.

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

Because commodity products have few distinguishing properties from producer to producer, competition for these products is based largely on price, which is determined by supply relative to demand and competition from substitute products. Prices for our products are also affected by many other factors outside of our control. As a result, we have little influence or control over the timing and extent of price changes, which often are volatile in our industry. Moreover, our profit margins with respect to these products depend, in part, on managing our costs, particularly raw material, labor (including contract labor) and energy costs, which represent significant cost components that also fluctuate based upon market and other factors beyond our control.

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

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 33

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

Whether in connection with managing our existing timberland portfolio or assessing potential timberland acquisitions, we make and rely on important estimates of merchantable timber inventories. These include estimates of timber inventories that may be lawfully and economically harvested, timber growth rates and end-product yields. Timber growth rates and yield estimates are developed by forest biometricians and other experts using statistical measurements of tree samples on given property. These estimates are central to forecasting our anticipated timber harvests, revenues and expected cash flows. While the company has confidence in its timber inventory processes and the professionals in the field who administer them, future growth and yield estimates are inherently inexact and uncertain and subject to many external variables that could further affect their accuracy. These external variables include, among other things, disease, insect or pest infestation, natural disasters and changes in weather patterns. If these estimates are inaccurate, our ability to manage our timberlands in a sustainable or profitable manner may be compromised, which may cause our results of operations, cash flows and our stock price to be adversely affected.

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

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 34

MANUFACTURING AND SELLING WOOD PRODUCTS RISKS

A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales, and negatively affect our results of operations and financial condition.

Any of our manufacturing facilities, or any of our equipment within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:

•	unscheduled maintenance outages;
•	prolonged power failures;
•	equipment failure;
•	chemical spill or release;
•	explosion of a boiler;
•	fires, floods, windstorms, earthquakes, hurricanes or other severe weather conditions or catastrophes, affecting the production of goods or the supply of raw materials (including fiber);
•	the effect of drought or reduced rainfall on water supply;
•	labor difficulties;
•	disruptions in transportation or transportation infrastructure, including roads, bridges, rail, tunnels, shipping and port facilities;
•	terrorism or threats of terrorism;
•	cyberattack;
•	governmental regulations;
•	other operational problems and
•	effects of viral or disease outbreaks and any resulting epidemic or global pandemic.

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

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 35

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

We rely heavily on certain raw materials (principally wood fiber and chemicals) and energy sources (principally natural gas, electricity and fuel oil) in our manufacturing processes. Our ability to increase earnings has been, and will continue to be, affected by changes in the costs and availability of such raw materials and energy sources. We may not be able to fully offset the effects of higher raw material or energy costs through price increases, productivity improvements, cost-reduction programs or hedging arrangements. The U.S. has experienced significant inflation, which could continue or worsen and therefore negatively affect the cost or availability of raw materials and energy, which we may not be able to fully pass onto our customers.

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

Our success depends, to a significant extent, upon our ability to attract, retain and develop senior management, operations management and other key personnel. Our financial condition or results of operations could be significantly adversely affected if we were to fail to recruit, retain, and develop such personnel, or if there were to occur any significant decrease in the availability of such personnel or any significant increase in the cost of providing such personnel with competitive total compensation and benefits. For the last few years, we have experienced a competitive and challenging labor market. A sustained labor shortage or increased turnover rates within our employee base, whether caused by any singular event such as the global pandemic or as a result of general macroeconomic factors, could lead to increased labor costs such as an increased need for overtime work by current employees to meet demand and increased wage rates to attract and retain employees. Further, if we are unable to hire and retain employees capable of performing at a high level, our operations could be disrupted.

A strike or other work stoppage, or our inability to renew collective bargaining agreements on favorable terms, could adversely affect our financial results.

As of December 31, 2022, a significant number of employees in our Western Timberlands and Wood Products businesses were covered by collective bargaining agreements. As discussed in our MD&A, Weyerhaeuser employee members of the International Association of Machinists and Aerospace Workers union commenced a work stoppage in September 2022 affecting the company’s operations in Washington and Oregon, which was subsequently resolved in October 2022. The stoppage involved approximately 1,200 employees, affected our Wood Products and Timberlands operations and had a negative impact on our operations for the third and fourth quarter of 2022. If these workers were to engage in a protracted strike or other work stoppage, or if our non-unionized operations were to become unionized, we could experience a significant disruption of operations at our facilities or higher ongoing labor costs. A significant customer, transportation provider or supplier strike or other work stoppage could also have similar effects on us.

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 36

PENSION PLAN LIABILITY RISK

Volatility in interest rates and lower than expected returns on our pension assets could reduce the funded status of our defined benefit pension plans, requiring us to make significant additional cash contributions to our benefit plans.

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

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 37

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

We also lease some of our properties to third-party operators for the purpose of exploring, extracting, developing and producing oil, gas, rock and other minerals in exchange for fees and royalty payments. These activities are also subject to federal, state and local laws and regulations. These operations may create risk of environmental liabilities for any unlawful discharge of oil, gas or other chemicals into the air, soil or water. Generally, these third-party operators indemnify us against any such liability, and we require that they maintain liability insurance during the term of our lease with them. However, if for any reason our third-party operators are not able to honor their indemnity obligation, or if the required liability insurance were not in effect, then it is possible that we could be deemed responsible for costs associated with environmental liability caused by such third-party operators.

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

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 38

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

In any taxable year in which we fail to qualify as a REIT, unless we are entitled to relief under the IRC:

•	We would not be allowed to deduct dividends to shareholders in computing our taxable income.
•	We would be subject to federal and state income tax on our taxable income at applicable corporate rates.
•	We also would be disqualified from treatment as a REIT for the four taxable years following the year during which we lost qualification.

Qualification as a REIT involves the application of highly technical and complex provisions of the IRC to our operations and the determination of various factual matters and circumstances not entirely within our control. There are only limited judicial or administrative interpretations of these provisions. We closely monitor our compliance with all of the various requirements for maintaining our REIT status. For example, we regularly test our compliance with the general requirement that at least 75 percent of the market value of our total assets consist of REIT-qualifying interests in real property (such as timberlands) and certain other specified qualifying assets, and that no more than 25 percent of the market value of our total assets may consist of assets that are not REIT-qualifying assets. Although we operate in a manner consistent with these REIT qualification rules, we cannot provide assurance that we are or will remain qualified.

Certain of our business activities are subject to corporate-level income tax and potentially subject to prohibited transactions tax.

Under the IRC, REITs generally must engage in the ownership and management of income producing real estate. For the company, this generally includes owning and managing a timberland portfolio for the production and sale of standing timber. Certain activities that generate non-qualifying REIT income could constitute “prohibited transactions.” Prohibited transactions are defined by the Internal Revenue Code generally to be sales or other dispositions of property to customers in the ordinary course of a trade or business. Accordingly, the harvesting and sale of logs, the development or sale of certain timberlands and other real estate, and the manufacture and sale of wood products are conducted through one or more of our wholly-owned TRSs, the net income of which is subject to corporate-level tax. By conducting our business in this manner, we believe that we satisfy the REIT requirements of the Internal Revenue Code. However, if the Internal Revenue Service (IRS) were to successfully assert that these or any of our activities conducted at the REIT constituted prohibited transactions, we could be subject to the 100 percent tax on the net income from such activities.

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

A significant amount of our timberlands is held in a subsidiary that we operate to qualify as a REIT, and we may in the future invest in other timberlands and other real estate through one or more other subsidiary entities that are intended to qualify as REITs. While our ownership interest in the subsidiary REIT is a qualifying real estate asset for purposes of the company’s 75 percent asset test described above, any failure of the subsidiary REIT to maintain its own separate REIT status would generally result in the subsidiary being subject to regular U.S. corporate income tax, as described above, and the company’s ownership interest in the subsidiary no longer qualifying as a real estate asset for purposes of the 75 percent asset test. If this were to occur, the company’s own REIT qualification could be affected.

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

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 39

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

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 40

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

INFORMATION SYSTEMS AND CYBERSECURITY

We face risks associated with the use of Information Technology (IT) systems including from security breaches or other significant disruptions, which could affect our ability to operate our businesses effectively, adversely affect our reported financial results, affect our reputation and expose us to potential liability or litigation.

We use IT systems to carry out our operational activities, maintain our business records, and collect and store sensitive data, including but not limited to intellectual property and personally identifiable information. Some of our systems are internally managed and some are maintained by third-party service providers. Although we employ, and we believe our third-party service providers employ, what we deem to be reasonably adequate security measures and controls, there can be no assurance that our security measures will be effective against the risks we face from cyber-attacks, including from: computer hackers, foreign governments and cyber terrorists; malicious code (such as malware, viruses and ransomware); an intentional or unintentional personnel action; a natural disaster; a hardware or software corruption, failure or error; a telecommunications system failure; a service provider failure or error; or any one or more other causes of a security breach, failure or disruption. To date, no events of this nature have had a material adverse effect on our business. However, if in the future our IT systems are significantly disrupted, shut down or otherwise compromised, or if our data is destroyed, misappropriated or inappropriately disclosed, our financial results or our business operations, or both, could be negatively affected. Additionally, we could suffer significant losses or incur significant liabilities, including without limitation damage to our reputation, loss of customer confidence or goodwill and significant expenditures of time and money to address and remediate resulting damages to affected individuals or business partners or to defend ourselves in resulting litigation or other legal proceedings by affected individuals, business partners or regulators.

UNRESOLVED STAFF COMMENTS

There are no unresolved comments that were received from the SEC staff relating to our periodic or current reports under the Securities Exchange Act of 1934.

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 41

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

As of December 31, 2022, there were 12,356 holders of record of our common shares.

INFORMATION ABOUT COMMON SHARE REPURCHASES

The following table provides information with respect to purchases of common shares made by the company during fourth quarter 2022:

			TOTAL NUMBER	APPROXIMATE
			OF SHARES	DOLLAR VALUE
			PURCHASED AS	OF SHARES THAT
			PART OF	MAY YET BE
			PUBLICLY	PURCHASED
	TOTAL NUMBER	AVERAGE	ANNOUNCED	UNDER THE
COMMON SHARE REPURCHASES DURING FOURTH	OF SHARES	PRICE PAID	PLANS OR	PLANS OR
QUARTER 2022	PURCHASED	PER SHARE	PROGRAMS	PROGRAMS
October 1 - October 31	2,115,647	$29.78	2,115,647	$460,268,438
November 1 - November 30	645,602	$31.52	645,602	$439,918,298
December 1 - December 31	2,004,548	$31.55	2,004,548	$376,668,545
Total	4,765,797	$30.76	4,765,797	$376,668,545

On September 22, 2021, we announced that our board of directors approved a new share repurchase program (the 2021 Repurchase Program) under which we are authorized to repurchase up to $1 billion of outstanding shares. Concurrently, the board terminated the remaining repurchase authorization under the share repurchase program approved by the board in February 2019.

During fourth quarter 2022, we repurchased 4,765,797 common shares for approximately $147 million (including transaction fees) under the 2021 Repurchase Program in open-market transactions. Transaction fees incurred for repurchases are not counted as use of funds authorized for repurchase under the 2021 Repurchase Program. As of December 31, 2022, we had remaining authorization of $377 million for future stock repurchases.

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 42

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL SHAREHOLDER RETURN

Weyerhaeuser Company, S&P 500 and S&P Global Timber & Forestry Index

PERFORMANCE GRAPH ASSUMPTIONS

•	Assumes $100 invested on December 31, 2017, in Weyerhaeuser common stock, the S&P 500 Index and the S&P Global Timber & Forestry Index.
•	Total return assumes dividends received are reinvested immediately.
•	Measurement dates are the last trading day of the calendar year shown.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

WHAT YOU WILL FIND IN THIS MD&A

Our MD&A includes the following major sections:

•	economic and market conditions affecting our operations;
•	financial performance summary;
•	results of our operations;
•	liquidity and capital resources;
•	environmental matters, legal proceedings and other contingencies;
•	accounting matters and
•	performance measures.

For Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) related to the year ended December 31, 2020, refer to this same section in our 2021 annual report on Form 10-K as filed with the Securities and Exchange Commission on February 18, 2022.

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 43

ECONOMIC AND MARKET CONDITIONS AFFECTING OUR OPERATIONS

Our market conditions and the strength of the broader U.S. economy are, and will continue to be, influenced by the trajectory of activity in the U.S. housing and repair and remodel segments, impacts from any future restrictions related to COVID-19 or other viral or similar outbreak, inflation trends and interest rates. The demand for sawlogs within our Timberlands segment is directly affected by domestic production of wood-based building products. The strength of the U.S. housing market, particularly new residential construction, strongly affects demand in our Wood Products segment, as does repair and remodeling activity. Seasonal weather patterns impact the level of construction activity in the U.S., which in turn affects demand for our logs and wood products. Our Timberlands segment, specifically the Western region, is also affected by export demand and trade policy. Japanese housing starts are a key driver of export log demand in Japan. The demand for pulpwood from our Timberlands segment is directly affected by the production of pulp, paper and oriented strand board (OSB) as well as the demand for biofuels, such as wood-burning pellets made from pulpwood. The Timberlands segment is also influenced by the availability of harvestable timber. In general, Western log markets are highly tensioned by available supply, while Southern log markets have more available supply. However, additional mill capacity being added in the U.S. South has led to tightening of markets in certain geographies. Our Real Estate, Energy and Natural Resources segment is affected by a variety of factors, including the general state of the economy, local real estate market conditions, the level of construction activity in the U.S., and evolution of emerging renewable energy and carbon-related markets.

While underlying longer-term fundamentals remain favorable for construction of new housing in the U.S., home sales and building activity have slowed due in part to higher mortgage interest rates, reduced affordability and general macroeconomic conditions. On a seasonally adjusted annual basis, as reported by the U.S. Census Bureau, housing starts for fourth quarter 2022 averaged 1.4 million units, a 3.2 percent decrease from third quarter 2022. Single family starts averaged 0.9 million units, a 4.8 percent decrease from third quarter 2022. Multi-family starts averaged 541 thousand units in fourth quarter 2022, which was a 0.6 percent decrease from third quarter 2022. Sales of newly built, single family homes averaged a seasonally adjusted annual rate of 605 thousand units for fourth quarter 2022, an increase of 4.4 percent from the prior quarter. Over the medium to long-term, we expect continued strength in the U.S. housing construction market, supported by strong demographics in the key homebuying age cohorts, a decade of underbuilding and an aging housing stock.

Repair and remodeling expenditures decreased by 0.8 percent from third quarter 2022 to fourth quarter 2022 according to the Census Bureau Advance Retail Spending report. Do-it-yourself activity has been returning to more normalized levels while professionally contracted activities have benefited from larger projects and increases in home equity levels. Over the longer term, we expect this sector to return to pre-pandemic growth trends with healthy household balance sheets, elevated home equity and a U.S. housing stock median age of 43 years.

In U.S. wood product markets, demand felt the effects of a slowing housing market and more uncertain economic environment over most of fourth quarter 2022. The Random Lengths Framing Lumber Composite price averaged $452/MBF and the OSB Composite averaged $360/MSF in fourth quarter 2022. Over the course of the fourth quarter, prices declined from $512/MBF to $380/MBF for lumber and from $402/MSF to $288/MSF for OSB.

In Western log markets, Douglas fir sawlog prices fell by 7.4 percent in fourth quarter 2022 compared with third quarter 2022 as reported by RISI Log Lines based on Weyerhaeuser’s portfolio mix. Overall, domestic prices in the West fell moderately, as mills felt the effects of lower lumber prices, partially offset by continued constraints in log supply. In the South, delivered sawlog prices increased by 1.2 percent in fourth quarter 2022 compared to third quarter 2022 and 4.6 percent from fourth quarter 2021 as reported by Timber Mart-South, as mills are carrying higher inventories to mitigate log and haul capacity constraints.

Currency exchange rates, available supply from other countries and trade policy affect our export businesses. During fourth quarter 2022, end use demand softened in export markets, partially offset by continued disruptions in global log and lumber supply. In Japan, total housing starts increased 0.8 percent year to date through November compared to the same period in 2021, while the key Post and Beam segment saw a 4.0 percent decrease. An increase in lumber imports from Europe to Japan placed downward pressure on market conditions. China demand was held back by zero COVID-19 policies and general economic conditions, but constraints of supply sources from other countries, particularly Russia, supported demand from U.S. producers.

Interest rates affect our business primarily through their impact on mortgage rates and housing affordability, their general impact on the economy, and their influence on our capital management activities. Actions by the U.S. Federal Reserve, the overall condition of the economy, and fluctuations in financial markets are all factors that influence long-term interest rates. 30-year mortgage rates, which are correlated with long-term interest rates, decreased from 6.7 percent at the end of third quarter 2022 to 6.4 percent at the end of the fourth quarter. While mortgage rates fell over the quarter and from a high of over 7 percent in November, the rapid increase in mortgage rates since the end of 2021 has had a negative impact on home affordability and reduced demand for homebuying.

Increased inflation affects the cost of our operations across each of our business segments, including costs for raw materials, transportation, energy and labor. The Consumer Price Index increased 6.5 percent year over year in December 2022, primarily due to demand and supply for goods and services, fluctuations in labor markets, and monetary policy set by the U.S. Federal Reserve. While we can offset some of the impacts of inflation through our sales activities, our operational excellence initiatives and our procurement practices, not all of the costs associated with inflation can be fully mitigated or passed on to the consumer.

The condition of the labor market affects all of our businesses as it relates to our ability to attract and retain employees and contractors. The unemployment rate of 3.5 percent in December 2022 remained near historically low levels and was unchanged from the end of the third quarter.

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 44

Labor force participation has increased to 62.3 percent in December 2022, from 61.9 percent in December 2021, but this remains below pre-pandemic levels of over 63 percent.

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

In mid-September 2022, Weyerhaeuser employee members of the International Association of Machinists and Aerospace Workers union commenced a work stoppage affecting the company’s operations in Washington and Oregon. The stoppage involved approximately 1,200 employees and affected four lumber mills in our Wood Products segment and a portion of our Western Timberlands operations. This event had a negative impact on our operations for the third and fourth quarter, including reductions in fee harvest volumes and sale volumes for Western Timberlands, as well as reductions in production volumes and sales volumes for our lumber business. On October 28, 2022, the company announced the successful resolution of the work stoppage and resumed operations.

FINANCIAL PERFORMANCE SUMMARY

Net Sales by Segment

Contribution to Earnings by Segment

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 45

RESULTS OF OPERATIONS

In reviewing our results of operations, it is important to understand these terms:

•	Sales realizations refer to net selling prices — this includes selling price plus freight minus normal sales deductions.
•	Net contribution (charge) to earnings refers to earnings (loss) before interest expense, loss on debt extinguishment and income taxes.

CONSOLIDATED RESULTS

HOW WE DID

Summary of Financial Results

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES
		AMOUNT OF CHANGE
			2022
			vs.
	2022	2021	2021
Net sales	$10,184	$10,201	$(17)
Costs of sales	$6,564	$6,103	$461
Operating income	$3,080	$3,643	$(563)
Net earnings	$1,880	$2,607	$(727)
Basic earnings per share	$2.53	$3.48	$(0.95)
Diluted earnings per share	$2.53	$3.47	$(0.94)

COMPARING 2022 WITH 2021

Net Sales

Net sales decreased $17 million — less than 1 percent — primarily due to a $263 million decrease in Wood Products net sales to unaffiliated customers, primarily attributable to decreased sales volumes across most product lines and decreased realizations for structural lumber and oriented strand board.

This decrease was partially offset by a $222 million increase in Timberlands net sales to unaffiliated customers, primarily due to increased sales realizations in the Western and Southern regions.

Costs of Sales

Costs of sales increased $461 million — 8 percent — primarily due to increased freight and raw material costs within our Wood Products segment, as well as increased logging and hauling costs and increased third party log purchase costs within our Timberlands segment.

Operating Income

Operating income decreased $563 million — 15 percent — primarily due to a $478 million decrease in consolidated gross margin (see discussion of components above).

Net Earnings

Net earnings decreased $727 million — 28 percent — primarily due to:

•	the $563 million decrease in operating income discussed above;
•	a $276 million pretax charge ($207 million after-tax) related to the early extinguishment of debt (refer to Note 12: Long-Term Debt, Net) and
•	a $235 million increase in non-operating pension and other post-employment benefit costs (refer to Note 9: Pension and Other Post-Employment Benefit Plans).

These decreases were partially offset by a $284 million decrease in income tax expense, as well as a $43 million decrease in interest expense (refer to Income Taxes and Interest Expense).

TIMBERLANDS

HOW WE DID

We report sales volumes and annual production data for our Timberlands segment in Our Business/What We Do/Timberlands.

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 46

Net Sales and Net Contribution to Earnings for Timberlands

DOLLAR AMOUNTS IN MILLIONS
		AMOUNT OF CHANGE
			2022
			vs.
	2022	2021	2021
Net sales to unaffiliated customers:
Delivered logs:
West	$1,004	$869	$135
South	645	589	56
North	56	52	4
Total	1,705	1,510	195
Stumpage and pay-as-cut timber	46	31	15
Recreational and other lease revenue	68	65	3
Other products(1)	39	30	9
Subtotal net sales to unaffiliated customers	1,858	1,636	222
Intersegment net sales	561	535	26
Total segment net sales	$2,419	$2,171	$248
Costs of sales	$1,796	$1,650	$146
Operating income and Net contribution to earnings	$528	$464	$64

(1)
Other products include sales of seeds and seedlings from our nursery operations and wood chips.

COMPARING 2022 WITH 2021

Net Sales — Unaffiliated Customers

Net sales to unaffiliated customers increased $222 million — 14 percent — primarily due to a $135 million increase in Western log sales attributable to a 14 percent increase in sales realizations and a 1 percent increase in sales volumes, as well as a $56 million increase in Southern log sales attributable to an 8 percent increase in sales realizations and a 2 percent increase in sales volumes.

Intersegment Sales

Intersegment sales increased $26 million — 5 percent — primarily due to a 13 percent increase in sales realizations, partially offset by a 7 percent decrease in sales volumes.

Costs of Sales

Costs of sales increased $146 million — 9 percent — primarily due to increased logging and hauling costs, as well as increased third party log purchase costs.

Operating Income and Net Contribution to Earnings

Operating income and net contribution to earnings increased $64 million — 14 percent — primarily due to the change in the components of gross margin, as discussed above, partially offset by a $32 million gain on sale of timberlands recorded in third quarter 2021.

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 47

REAL ESTATE, ENERGY AND NATURAL RESOURCES

HOW WE DID

We report acres sold and average price per acre for our Real Estate, Energy and Natural Resources segment in Our Business/What We Do/Real Estate, Energy and Natural Resources.

Net Sales and Net Contribution to Earnings for Real Estate, Energy and Natural Resources

DOLLAR AMOUNTS IN MILLIONS
		AMOUNT OF CHANGE
			2022
			vs.
	2022	2021	2021
Net sales to unaffiliated buyers:
Real estate	$235	$246	$(11)
Energy and natural resources	133	98	35
Total segment net sales	$368	$344	$24
Costs of sales	$113	$109	$4
Operating income and Net contribution to earnings	$218	$210	$8

The volume of real estate sales is a function of many factors, including the general state of the economy, demand in local real estate markets, the ability of buyers to obtain financing, the number of competing properties listed for sale, the seasonal nature of sales, the plans of adjacent landowners, our expectations of future price appreciation, the timing of harvesting activities and the availability of government and not-for-profit funding. In any period, the average sales price per acre will vary based on the location and physical characteristics of parcels sold.

COMPARING 2022 WITH 2021

Net Sales

Net sales increased $24 million — 7 percent — primarily attributable to an increase in royalty income from our Energy and Natural Resources business.

Costs of Sales

Costs of sales increased $4 million — 4 percent — primarily attributable to an increase in acres sold.

Operating Income and Net Contribution to Earnings

Operating income and net contribution to earnings increased $8 million — 4 percent — attributable to the change in the components of gross margin, as discussed above, partially offset by a $10 million noncash impairment charge related to the planned divestiture of legacy coal assets.

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 48

WOOD PRODUCTS

HOW WE DID

We report sales volumes and annual production data for our Wood Products segment in Our Business/What We Do/Wood Products.

Net Sales and Net Contribution to Earnings for Wood Products

DOLLAR AMOUNTS IN MILLIONS
		AMOUNT OF CHANGE
			2022
			vs.
	2022	2021	2021
Net sales:
Structural lumber	$3,374	$3,721	$(347)
Oriented strand board	1,578	1,840	(262)
Engineered solid section	862	679	183
Engineered I-joists	573	447	126
Softwood plywood	193	210	(17)
Medium density fiberboard	192	186	6
Complementary building products	840	790	50
Other products produced (1)	346	348	(2)
Total segment net sales	$7,958	$8,221	$(263)
Costs of sales	$5,166	$4,808	$358
Operating income and Net contribution to earnings	$2,536	$3,211	$(675)

(1)
Other products produced sales include wood chips, other byproducts and third-party residual log sales from our Canadian Forestlands operations.

COMPARING 2022 WITH 2021

Net Sales

Net sales decreased $263 million — 3 percent — primarily due to:

•	a $347 million decrease in structural lumber sales attributable to a 5 percent decrease in sales volumes, partially due to the work stoppage, as well as a 5 percent decrease in sales realizations;
•	a $262 million decrease in oriented strand board sales attributable to an 18 percent decrease in sales realizations, partially offset by a 5 percent increase in sales volumes and
•	a $17 million decrease in softwood plywood sales attributable to a 7 percent decrease in sales volumes.

These decreases were partially offset by:

•	a $183 million increase in engineered solid section sales attributable to a 34 percent increase in sales realizations, partially offset by a 6 percent decrease in sales volumes;
•	a $126 million increase in engineered I-joists sales attributable to a 46 percent increase in sales realizations, partially offset by a 12 percent decrease in sales volumes and
•	a $50 million increase in complementary building products sales attributable to increased sales realizations for siding and trim, decking, and glulam.

Costs of Sales

Costs of sales increased $358 million — 7 percent — primarily due to increased freight and raw material costs, partially offset by lower sales volumes.

Operating Income and Net Contribution to Earnings

Operating income and net contribution to earnings decreased $675 million — 21 percent — primarily due to the change in the components of gross margin, as discussed above.

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 49

UNALLOCATED ITEMS

Unallocated items are gains or charges not related to, or allocated to, an individual operating segment. They include all or a portion of items such as:

•	share-based compensation,
•	pension and post-employment costs,
•	elimination of intersegment profit in inventory and LIFO - the last-in, first-out method,
•	foreign exchange transaction gains and losses resulting from changes in exchange rates primarily related to our U.S. dollar denominated cash and debt balances that are held by our Canadian subsidiary,
•	interest income and other, as well as
•	legacy obligations, such as environmental remediation and workers compensation.

Net Charge to Earnings for Unallocated Items

DOLLAR AMOUNTS IN MILLIONS
		AMOUNT OF CHANGE
			2022
			vs.
	2022	2021	2021
Unallocated corporate function and variable compensation expense	$(139)	$(129)	$(10)
Liability classified share-based compensation	4	(6)	10
Foreign exchange gain	10	5	5
Elimination of intersegment profit in inventory and LIFO	(21)	(23)	2
Other	(56)	(89)	33
Operating loss	(202)	(242)	40
Non-operating pension and other post-employment benefit costs	(254)	(19)	(235)
Interest income and other	25	5	20
Net charge to earnings	$(431)	$(256)	$(175)

Net charge to earnings increased by $175 million — 68 percent — primarily due to a $235 million increase in non-operating pension and other post-employment benefit costs primarily attributable to a $205 million pension settlement charge (refer to Note 9: Pension and Other Post-Employment Benefit Plans).

This increase was partially offset by:

•	a $33 million decrease in other, primarily due to lower charges for group insurance and environmental remediation;
•	a $20 million increase in interest income and other due to an increase in the interest rate on our cash and investment accounts and
•	a $10 million decrease in liability classified share-based compensation driven by the change in our stock price.

INTEREST EXPENSE

Our net interest expense incurred for the last two years was:

•	$270 million in 2022 and
•	$313 million in 2021.

Interest expense decreased by $43 million compared to 2021 primarily due to decreases in the average outstanding debt and weighted average interest rate.

Refer to Note 12: Long-Term Debt, Net for further information.

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 50

INCOME TAXES

As a REIT, we generally are not subject to federal corporate level income taxes on REIT taxable income that is distributed to shareholders. Historical distributions to shareholders, including amounts and tax characteristics, are summarized in the table below.

AMOUNTS PER SHARE
	2022	2021
Common - capital gain distribution	$1.59	$1.18
Common - ordinary dividend (qualified)	$0.07	$—
Common - return of capital	$0.51	$—

We are required to pay corporate income taxes on earnings of our TRSs, which include our Wood Products segment and portions of our Timberlands and Real Estate & ENR segments' earnings. Our provision for income taxes is primarily driven by earnings generated by our TRSs.

Our provision for income taxes the last two years was:

•	$425 million in 2022 and
•	$709 million in 2021.

Income tax expense decreased by $284 million compared to 2021 due to decreases in our pretax earnings and effective income tax rate. We recorded a $69 million tax benefit related to the premiums paid in connection with our early debt retirement and a $53 million tax benefit related to our noncash pension settlement charge during 2022.

Refer to Note 20: Income Taxes, Note 12: Long-Term Debt, Net and Note 9: Pension and Other Post-Employment Benefit Plans for further information.

LIQUIDITY AND CAPITAL RESOURCES

We are committed to maintaining an appropriate capital structure that provides flexibility and enables us to protect the interests of our shareholders and meet our obligations to our lenders, while also maintaining access to all major financial markets. As of December 31, 2022, we had $1.6 billion in cash and cash equivalents and $1.5 billion of availability on our line of credit, which expires in January 2025. We believe we have sufficient liquidity to meet our cash requirements for the foreseeable future.

CASH FROM OPERATIONS

Consolidated net cash from operations was:

•	$2,832 million in 2022 and
•	$3,159 million in 2021.

COMPARING 2022 WITH 2021

Net cash from operations decreased by $327 million, primarily due to decreased cash inflows from our Wood Products segment.

This change was partially offset by a $43 million decrease in cash paid for income taxes, as well as a $32 million decrease in cash used for interest payments.

Pension Contributions and Benefit Payments Made and Expected

During 2022, we contributed a total of $24 million to our pension and post-employment plans, compared to a total of $59 million during 2021.

For 2023, we expect to contribute approximately $25 million to our pension and post-employment benefit plans. Refer to Note 9: Pension and Other Post-Employment Benefit Plans for further information.

INVESTING IN OUR BUSINESS

Cash from investing activities includes items such as:

•	acquisitions of property, equipment, timberlands and reforestation and
•	proceeds from sales of assets and operations.

Consolidated net cash from investing activities was:

•	$(759) million in 2022 and
•	$(325) million in 2021.

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 51

COMPARING 2022 WITH 2021

Net cash from investing activities decreased by $434 million, primarily due to:

•	a $261 million decrease in proceeds from the sale of timberlands;
•	a $146 million increase in cash paid for timberlands acquisitions and
•	a $29 million increase in capital expenditures for property and equipment.

Summary of Capital Spending by Business Segment

DOLLAR AMOUNTS IN MILLIONS
	2022	2021
Timberlands	$113	$114
Wood Products	347	320
Unallocated Items	8	7
Total	$468	$441

We expect our capital expenditures for 2023 to be approximately $440 million. The amount we spend on capital expenditures could change due to:

•	future economic conditions,
•	environmental regulations,
•	changes in the composition of our business,
•	weather,
•	timing of equipment purchases and
•	capital needs related to other business opportunities.

FINANCING

Cash from financing activities includes items such as:

•	issuances and payments of debt,
•	borrowings and payments on our revolving line of credit,
•	proceeds from option exercises and
•	payments for cash dividends and repurchasing stock.

Consolidated net cash from financing activities was:

•	$(2,491) million in 2022 and
•	$(1,330) million in 2021.

COMPARING 2022 WITH 2021

Net cash from financing activities decreased $1,161 million in 2022, primarily due to:

•	a $733 million increase in cash paid for dividends and
•	a $443 million increase in cash used for repurchases of common shares.

LONG-TERM DEBT

Our consolidated long-term debt (including current portion) was:

•	$5,053 million as of December 31, 2022 and
•	$5,099 million as of December 31, 2021.

The decrease in our long-term debt during 2022 is primarily attributable to the retirement of $592 million of our 7.375 percent notes, $161 million of our 8.500 percent notes, $73 million of our 7.125 percent notes, $65 million of our 7.950 percent notes and $40 million of our 7.850 percent notes, offset by the March 2022 issuance of $450 million of 3.375 percent notes and $450 million of 4.000 percent notes.

The weighted average interest rate and the weighted average maturity on our long-term debt as of December 31, 2022 were 5.36 percent and 8.1 years, respectively.

We have $118 million and $860 million of long-term debt scheduled to mature during third and fourth quarter 2023, respectively.

See Note 12: Long-Term Debt, Net for more information.

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 52

LINE OF CREDIT

In January 2020, we refinanced and extended our $1.5 billion five-year senior unsecured revolving credit facility, which expires in January 2025. As of December 31, 2022 and December 31, 2021, we had no outstanding borrowings on the revolving credit facility and we were in compliance with the revolving credit facility covenants.

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

Our Covenants

Our key covenants include the requirement to maintain:

•	a minimum total adjusted shareholders' equity of $3.0 billion and
•	a defined debt-to-total-capital ratio of 65 percent or less.

Our total adjusted shareholders' equity is comprised of:

•	total shareholders’ equity,
•	excluding accumulated other comprehensive income (loss),
•	minus our investment in our unrestricted subsidiaries.

Our capitalization is comprised of:

•	total debt,
•	plus total adjusted shareholders' equity.

As of December 31, 2022, we had:

•	total adjusted shareholders' equity of $11.0 billion and
•	a defined debt-to-total-capital ratio of 31.5 percent.

When calculating compliance in accordance with financial debt covenants as of December 31, 2022 and December 31, 2021, we excluded the full amount of accumulated other comprehensive loss of $247 million and $479 million, respectively. See Note 15: Shareholders’ Interest for further information on accumulated other comprehensive loss.

There are no other significant financial debt covenants related to our third-party debt.

CREDIT RATINGS

As of December 31, 2022, our long-term issuer credit rating was BBB and Baa2 from S&P and Moody’s, respectively.

OPTION EXERCISES

Our cash proceeds from the exercise of stock options were:

•	$16 million in 2022 and
•	$51 million in 2021.

Our average stock price was $35.67 and $36.06 in 2022 and 2021, respectively.

DIVIDENDS

We paid cash dividends on common shares of:

•	$1,617 million in 2022 and
•	$884 million in 2021.

The increase in dividends paid is primarily due to the supplemental dividend of $1.1 billion paid in the first quarter of 2022 based on 2021 financial results, partially offset by the interim supplemental dividend of $375 million paid in the fourth quarter of 2021. On January 26, 2023, our board of directors declared a supplemental dividend of $0.90 per share based on 2022 financial results. The dividend is payable on February 27, 2023 to shareholders of record as of the close of business on February 15, 2023.

SHARE REPURCHASES

We repurchased 16.0 million common shares for approximately $550 million (including transaction fees) during the year ended December 31, 2022. We repurchased over 2.7 million common shares for approximately $100 million (including transaction fees) in 2021. As of December 31, 2022, we had remaining authorization of $377 million for future share repurchases. For further information on share repurchases see Note 15: Shareholders’ Interest.

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 53

OUR CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

More details about our contractual obligations and commercial commitments are in Note 9: Pension and Other Post-Employment Benefit Plans, Note 11: Line of Credit, Note 12: Long-Term Debt, Net, Note 14: Legal Proceedings, Commitments and Contingencies and Note 20: Income Taxes.
Significant Contractual Obligations as of December 31, 2022

Significant contractual obligations as of December 31, 2022 include our long-term debt obligations and lease obligations. Refer to Note 12: Long Term Debt, Net and Note 17: Leases, respectively, for further information. Additional significant contractual obligations are included below.

DOLLAR AMOUNTS IN MILLIONS
			PAYMENTS DUE BY PERIOD
		LESS THAN	1–3	3–5	MORE THAN
	TOTAL	1 YEAR	YEARS	YEARS	5 YEARS
Interest(1)	$2,082	$279	$433	$377	$993
Purchase obligations(2)	$509	$135	$177	$141	$56
Employee-related obligations(3)	$323	$148	$28	$20	$41

(1)
Amounts presented for interest payments assume that all long-term debt obligations outstanding as of December 31, 2022 will remain outstanding until maturity.
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
(3)
The timing of certain payments within this category will be triggered by retirements or other events. These payments can include workers compensation, deferred compensation and banked vacation, among other obligations. When the timing of payment is uncertain, the amounts are included in the total column only. Minimum pension funding is required by established funding standards and estimates are not made for 2024 onward. Estimated payments of contractually obligated post-employment benefits are not included due to the uncertainty of payment timing.

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

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 54

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

Our discount rates as of December 31, 2022 are:

•	5.4 percent for our U.S. pension plans — compared with 2.9 percent at December 31, 2021;
•	5.4 percent for our U.S. post-employment plans — compared with 2.6 percent at December 31, 2021;
•	5.3 percent for our Canadian pension plans — compared with 3.1 percent at December 31, 2021 and
•	5.3 percent for our Canadian post-employment plans — compared with 3.0 percent at December 31, 2021.

Pension expenses for 2023 will be based on the 5.4 percent and 5.3 percent assumed discount rates for the U.S. pension plans and the Canadian pension plans, respectively, and the 5.4 percent and 5.3 percent assumed discount rates for the U.S. and Canadian post-employment benefit plans, respectively.

Our discount rates are important in determining the cost of our plans. A 50 basis point decrease in our discount rate would increase expense or reduce a credit by approximately:

•	$10 million for our U.S. qualified pension plans and
•	$1 million for our Canadian registered pension plans.

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

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 55

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

Adjusted EBITDA by Segment

DOLLAR AMOUNTS IN MILLIONS
	2022	2021
Timberlands	$784	$693
Real Estate & ENR	329	296
Wood Products	2,737	3,357
Unallocated Items	(196)	(252)
Total	$3,654	$4,094

We reconcile Adjusted EBITDA to net earnings for the consolidated company and to operating income (loss) for the business segments, as those are the most directly comparable U.S. GAAP measures for each.

The table below reconciles Adjusted EBITDA by segment to net earnings for the year ended December 31, 2022:

DOLLAR AMOUNTS IN MILLIONS
		REAL ESTATE	WOOD	UNALLOCATED
	TIMBERLANDS	& ENR	PRODUCTS	ITEMS	TOTAL
Net earnings					$1,880
Interest expense, net of capitalized interest					270
Loss on debt extinguishment(1)					276
Income taxes					425
Net contribution (charge) to earnings	$528	$218	$2,536	$(431)	$2,851
Non-operating pension and other post-employment benefit costs	—	—	—	254	254
Interest income and other	—	—	—	(25)	(25)
Operating income (loss)	528	218	2,536	(202)	3,080
Depreciation, depletion and amortization	256	17	201	6	480
Basis of real estate sold	—	84	—	—	84
Special items included in operating income (loss)(2)	—	10	—	—	10
Adjusted EBITDA	$784	$329	$2,737	$(196)	$3,654

(1)
Loss on debt extinguishment is a special item consisting of a pretax charge of $276 million related to early debt retirement.
(2)
Operating income (loss) for Real Estate & ENR includes a pretax special item consisting of a $10 million noncash impairment charge related to the planned divestiture of legacy coal assets.

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 56

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

The table below reconciles net earnings before special items to net earnings:

DOLLAR AMOUNTS IN MILLIONS
	2022	2021
Net earnings	$1,880	$2,607
Loss on debt extinguishment	207	—
Gain on sale of timberlands	—	(32)
Insurance recovery	—	(9)
Legal benefit	—	(12)
Pension settlement charge	152	—
Product remediation recovery	—	(28)
Restructuring, impairments and other charges	8	—
Net earnings before special items	$2,247	$2,526

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 57

The table below reconciles net earnings per diluted share before special items to net earnings per diluted share:

AMOUNTS PER SHARE
	2022	2021
Net earnings per diluted share	$2.53	$3.47
Loss on debt extinguishment	0.28	—
Gain on sale of timberlands	—	(0.04)
Insurance recovery	—	(0.01)
Legal benefit	—	(0.01)
Pension settlement charge	0.20	—
Product remediation recovery	—	(0.04)
Restructuring, impairments and other charges	0.01	—
Net earnings per diluted share before special items	$3.02	$3.37

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

LONG-TERM DEBT OBLIGATIONS

The following summary of our long-term debt obligations includes:

•	scheduled principal repayments for the next five years and after;
•	weighted average interest rates for debt maturing in each of the next five years and after and
•	estimated fair values of outstanding obligations.

We estimate the fair value of long-term debt based on quoted market prices we receive for the same types and issues of our debt or on the discounted value of the future cash flows using market yields for the same type and comparable issues of debt. Changes in market rates of interest affect the fair value of our fixed-rate debt.

SUMMARY OF LONG-TERM DEBT OBLIGATIONS AS OF DECEMBER 31, 2022

DOLLAR AMOUNTS IN MILLIONS
	2023	2024	2025	2026	2027	THEREAFTER	TOTAL(1)	FAIR VALUE
Fixed-rate debt	$978	$—	$210	$272	$300	$3,333	$5,093	$4,918
Average interest rate	5.44%	—%	8.31%	7.65%	6.95%	4.82%	5.36%	—%

(1)
Excludes $40 million of unamortized discounts, capitalized debt expense and business combination fair value adjustments.

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 58

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Weyerhaeuser Company:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Weyerhaeuser Company and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 17, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Projected benefit obligations for pensions

As discussed in Notes 1 and 9 to the consolidated financial statements, the Company’s projected benefit obligations for pensions were $2,278 million as of December 31, 2022. The Company estimates the liability related to their pension plans using actuarial models that include assumptions about the Company’s discount rates.

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

Seattle, Washington

February 17, 2023

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 59

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2022

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES
	2022	2021	2020
Net sales (Note 3)	$10,184	$10,201	$7,532
Costs of sales	6,564	6,103	5,447
Gross margin	3,620	4,098	2,085
Selling expenses	93	95	83
General and administrative expenses	398	396	347
Product remediation recoveries (Note 18)	—	(37)	(8)
Gain on sale of timberlands (Note 4)	—	(32)	(182)
Other operating costs, net (Note 19)	49	33	135
Operating income	3,080	3,643	1,710
Non-operating pension and other post-employment benefit costs (Note 9)	(254)	(19)	(290)
Interest income and other	25	5	5
Interest expense, net of capitalized interest	(270)	(313)	(351)
Loss on debt extinguishment (Note 12)	(276)	—	(92)
Earnings before income taxes	2,305	3,316	982
Income taxes (Note 20)	(425)	(709)	(185)
Net earnings	$1,880	$2,607	$797
Earnings per share (Note 5):
Basic	$2.53	$3.48	$1.07
Diluted	$2.53	$3.47	$1.07
Weighted average shares outstanding (in thousands) (Note 5):
Basic	741,904	749,496	746,931
Diluted	742,953	750,983	747,899

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 60

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2022

DOLLAR AMOUNTS IN MILLIONS
	2022	2021	2020
Comprehensive income:
Net earnings	$1,880	$2,607	$797
Other comprehensive (loss) income:
Foreign currency translation adjustments	(52)	(11)	18
Changes in unamortized actuarial loss, net of tax expense of $95 in 2022, $112 in 2021 and $22 in 2020	284	351	62
Changes in unamortized net prior service credit, net of tax (expense) benefit of $(2) in 2022, $1 in 2021 and $0 in 2020	—	3	2
Total comprehensive income	$2,112	$2,950	$879

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 61

CONSOLIDATED BALANCE SHEET

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PAR VALUE
	DECEMBER 31, 2022	DECEMBER 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,581	$1,879
Receivables, net	357	507
Receivables for taxes	42	24
Inventories (Note 6)	550	520
Prepaid expenses and other current assets	216	205
Total current assets	2,746	3,135
Property and equipment, net (Note 7)	2,171	2,057
Construction in progress	222	175
Timber and timberlands at cost, less depletion	11,604	11,510
Minerals and mineral rights, less depletion	214	255
Deferred tax assets (Note 20)	8	17
Other assets	375	503
Total assets	$17,340	$17,652
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt (Notes 12 and 13)	$982	$—
Accounts payable	247	281
Accrued liabilities (Note 10)	511	673
Total current liabilities	1,740	954
Long-term debt, net (Notes 12 and 13)	4,071	5,099
Deferred tax liabilities (Note 20)	96	46
Deferred pension and other post-employment benefits (Note 9)	344	440
Other liabilities	340	346
Total liabilities	6,591	6,885
Commitments and contingencies (Note 14)
Equity:
Weyerhaeuser shareholders’ interest (Notes 15 and 16):
Common shares: $1.25 par value; authorized 1,360 million shares; issued and outstanding: 732,794 thousand shares at December 31, 2022 and 747,301 thousand shares at December 31, 2021	916	934
Other capital	7,691	8,181
Retained earnings	2,389	2,131
Accumulated other comprehensive loss (Note 15)	(247)	(479)
Total equity	10,749	10,767
Total liabilities and equity	$17,340	$17,652

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 62

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2022

DOLLAR AMOUNTS IN MILLIONS
	2022	2021	2020
Cash flows from operations:
Net earnings	$1,880	$2,607	$797
Noncash charges (credits) to earnings:
Depreciation, depletion and amortization	480	477	472
Basis of real estate sold	84	71	141
Deferred income taxes, net (Note 20)	(30)	14	(56)
Pension and other post-employment benefits (Note 9)	290	61	326
Share-based compensation expense (Note 16)	33	30	30
Net gains on sale of timberlands (Note 4)	—	(32)	(182)
Timber casualty loss (Note 19)	—	—	80
Loss on debt extinguishment (Note 12)	276	—	92
Change in:
Receivables, net	149	(57)	(141)
Receivables and payables for taxes	(101)	99	65
Inventories	(37)	(77)	(25)
Prepaid expenses and other current assets	(12)	(25)	(4)
Accounts payable and accrued liabilities	(111)	113	(17)
Pension and post-employment benefit contributions and payments	(24)	(59)	(30)
Other	(45)	(63)	(19)
Net cash from operations	2,832	3,159	1,529
Cash flows from investing activities:
Capital expenditures for property and equipment	(415)	(386)	(225)
Capital expenditures for timberlands reforestation	(53)	(55)	(56)
Acquisition of timberlands (Note 4)	(295)	(149)	(425)
Proceeds from note receivable held by variable interest entities (Note 8)	—	—	362
Proceeds from sale of timberlands (Note 4)	—	261	526
Other	4	4	3
Net cash from investing activities	(759)	(325)	185
Cash flows from financing activities:
Cash dividends on common shares	(1,617)	(884)	(381)
Net proceeds from issuance of long-term debt (Note 12)	881	—	732
Payments on long-term debt (Note 12)	(1,203)	(375)	(1,492)
Proceeds from borrowings on line of credit (Note 11)	—	—	550
Payments on line of credit (Note 11)	—	—	(780)
Proceeds from exercise of stock options	16	51	33
Repurchases of common shares (Note 15)	(543)	(100)	—
Other	(25)	(22)	(20)
Net cash from financing activities	(2,491)	(1,330)	(1,358)
Net change in cash, cash equivalents and restricted cash	$(418)	$1,504	$356
Cash, cash equivalents and restricted cash at beginning of year	$1,999	$495	$139
Cash, cash equivalents and restricted cash at end of year	$1,581	$1,999	$495
Cash paid (received) during the year for:
Interest, net of amounts capitalized of $6 in 2022, $4 in 2021 and $4 in 2020	$283	$315	$365
Income taxes, net of refunds	$566	$609	$176
See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 63

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2022

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES
	2022	2021	2020
Common shares:
Balance at beginning of year	$934	$934	$932
Issued for exercise of stock options and vested units	2	3	2
Repurchases of common shares (Note 15)	(20)	(3)	—
Balance at end of year	916	934	934
Other capital:
Balance at beginning of year	8,181	8,208	8,152
Issued for exercise of stock options	15	49	31
Repurchases of common shares (Note 15)	(530)	(97)	—
Share-based compensation	33	30	30
Other transactions, net	(8)	(9)	(5)
Balance at end of year	7,691	8,181	8,208
Retained earnings (accumulated deficit):
Balance at beginning of year	2,131	411	(3)
Net earnings	1,880	2,607	797
Dividends on common shares	(1,622)	(887)	(383)
Balance at end of year	2,389	2,131	411
Accumulated other comprehensive loss:
Balance at beginning of year	(479)	(822)	(904)
Other comprehensive income	232	343	82
Balance at end of year	(247)	(479)	(822)
Total equity:
Balance at end of year	$10,749	$10,767	$8,731
Dividends paid per common share	$2.17	$1.18	$0.51

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 64

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 65

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies describe:

•	our election to be taxed as a real estate investment trust,
•	how we report our results,
•	changes in how we report our results and
•	how we account for certain key items.

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

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 66

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

Reclassifications

We have reclassified certain balances and results from prior years to be consistent with our 2022 reporting. This makes balances comparable from year to year. Our reclassifications had no effect on consolidated net earnings or equity.

HOW WE ACCOUNT FOR CERTAIN KEY ITEMS

This section provides information about how we account for certain key items related to:

•	capital investments,
•	financing our business and
•	our operations.

ITEMS RELATED TO CAPITAL INVESTMENTS

Key items related to accounting for capital investments pertain to property and equipment, timber and timberlands and impairment of long-lived assets.

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 67

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

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 68

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

Financial Instruments

We estimate the fair value of financial instruments where appropriate. The assumptions we use — including the discount rate and estimates of cash flows — can significantly affect the fair value. These values are estimates and may not match the amounts we would realize upon sale or settlement of our financial positions.

Cash Equivalents

Cash equivalents are investments with maturities of 90 days or less at the date of purchase. We state cash equivalents at cost, which approximates market.

Concentration of Risk

We disclose customers that represent a concentration of risk. As of December 31, 2022, and December 31, 2021, no customer accounted for 10 percent or more of our net sales.

ITEMS RELATED TO OPERATIONS

Key items related to operations include revenue recognition, inventories, shipping and handling costs, income taxes, pension and other post-employment benefit plans and environmental remediation.

Revenue Recognition

Refer to Note 3: Revenue Recognition for details on how we account for revenue.

Inventories

We state inventories at the lower of cost or net realizable value. Cost includes labor, materials and production overhead. LIFO applies to major inventory products held at our U.S. domestic locations. We began to use the LIFO method for domestic products in the 1940s as required to conform with the tax method elected. Subsequent acquisitions of entities added new products under the moving average cost or FIFO — the first-in, first-out — methods and those products continue to be recognized under those methods. The moving average cost or FIFO method applies to the balance of our domestic raw material and product inventories, all material and supply inventories and all foreign inventories.

Shipping and Handling Costs

We classify shipping and handling costs in "Costs of sales" in our Consolidated Statement of Operations.

Income Taxes

We account for income taxes under the asset and liability method. Unrecognized tax benefits represent potential future funding obligations to taxing authorities if uncertain tax positions we have taken on previously filed tax returns are not sustained. Accrued interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense.

We recognize deferred tax assets and liabilities to reflect:

•	future tax consequences due to differences between the carrying amounts for financial reporting purposes and the tax bases of certain items and
•	net operating loss and tax credit carryforwards.

To measure deferred tax assets and liabilities, we:

•	determine when the differences between carrying amounts and tax bases of affected items are expected to be recovered or resolved and
•	use enacted tax rates expected to apply to taxable income in those years.

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 69

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
•

amortization of prior service costs and plan amendments over the average remaining service period of the active employee group covered by the plans or the average remaining life expectancy in situations where the participants affected by the plan amendment are inactive and

•

amortization of cumulative unrecognized net actuarial gains and losses — generally in excess of 10 percent of the greater of the benefit obligation or the combination of market-related and fair value of plan assets at the beginning of the year — over the average remaining service period of the active employee group covered by the plans or the average remaining life expectancy in situations where the plan participants are inactive.

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

Post-employment benefits other than pensions. We provide certain post-employment healthcare and life insurance benefits for some retired employees. In some cases, we pay a portion of the cost of the benefit. Note 9: Pension and Other Post-Employment Benefit Plans provides additional information about our post-employment benefit plans.

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

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 70

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

KEY FINANCIAL DATA BY BUSINESS SEGMENT

Sales and Net Contribution (Charge) to Earnings

DOLLAR AMOUNTS IN MILLIONS
				UNALLOCATED
		REAL		ITEMS AND
		ESTATE	WOOD	INTERSEGMENT
	TIMBERLANDS	& ENR	PRODUCTS	ELIMINATIONS	CONSOLIDATED
Sales to unaffiliated customers
2022	$1,858	$368	$7,958	$—	$10,184
2021	$1,636	$344	$8,221	$—	$10,201
2020	$1,466	$276	$5,790	$—	$7,532
Intersegment sales
2022	$561	$—	$—	$(561)	$—
2021	$535	$—	$—	$(535)	$—
2020	$471	$—	$—	$(471)	$—
Net contribution (charge) to earnings
2022	$528	$218	$2,536	$(431)	$2,851
2021	$464	$210	$3,211	$(256)	$3,629
2020	$455	$86	$1,340	$(456)	$1,425

Management evaluates segment performance based on the net contribution (charge) to earnings of the respective segments. An analysis and reconciliation of our business segment information to the consolidated financial statements are included below:

Reconciliation of Net Contribution to Earnings to Net Earnings

DOLLAR AMOUNTS IN MILLIONS
	2022	2021	2020
Net contribution to earnings	$2,851	$3,629	$1,425
Interest expense, net of capitalized interest	(270)	(313)	(351)
Loss on debt extinguishment (Note 12)	(276)	—	(92)
Income before income taxes	2,305	3,316	982
Income taxes	(425)	(709)	(185)
Net earnings	$1,880	$2,607	$797

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 71

Additional Financial Information

DOLLAR AMOUNTS IN MILLIONS
		REAL ESTATE	WOOD	UNALLOCATED
	TIMBERLANDS	& ENR	PRODUCTS	ITEMS	CONSOLIDATED
Depreciation, depletion and amortization
2022	$256	$17	$201	$6	$480
2021	$261	$15	$196	$5	$477
2020	$257	$14	$195	$6	$472
Capital expenditures
2022	$113	$—	$347	$8	$468
2021	$114	$—	$320	$7	$441
2020	$104	$—	$176	$1	$281

Total Assets

DOLLAR AMOUNTS IN MILLIONS
	TIMBERLANDS AND	WOOD	UNALLOCATED
	REAL ESTATE & ENR	PRODUCTS	ITEMS	CONSOLIDATED
Total assets(1)
2022	$12,682	$2,933	$1,725	$17,340
2021	$12,737	$2,891	$2,024	$17,652

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

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 72

CONTRACT BALANCES

In general, customers are billed and a receivable is recorded as we ship and/or deliver wood products and logs. We generally receive payment shortly after products have been received by our customers. Contract asset and liability balances are immaterial.

For real estate sales, the company receives the entire consideration in cash at closing.

MAJOR PRODUCTS

A Reconciliation of Revenue Recognized by our Major Products:

DOLLAR AMOUNTS IN MILLIONS
	2022	2021	2020
Net sales to unaffiliated customers:
Timberlands segment
Delivered logs:
West
Domestic sales	$414	$308	$329
Export grade sales	590	561	391
Subtotal West	1,004	869	720
South	645	589	573
North	56	52	52
Subtotal delivered logs sales	1,705	1,510	1,345
Stumpage and pay-as-cut timber	46	31	19
Recreational and other lease revenue	68	65	63
Other(1)	39	30	39
Net sales attributable to Timberlands segment	1,858	1,636	1,466
Real Estate & ENR segment
Real estate	235	246	202
Energy and natural resources	133	98	74
Net sales attributable to Real Estate & ENR segment	368	344	276
Wood Products segment
Structural lumber	3,374	3,721	2,602
Oriented strand board	1,578	1,840	1,013
Engineered solid section	862	679	505
Engineered I-joists	573	447	316
Softwood plywood	193	210	171
Medium density fiberboard	192	186	171
Complementary building products	840	790	676
Other(2)	346	348	336
Net sales attributable to Wood Products segment	7,958	8,221	5,790
Total	$10,184	$10,201	$7,532
(1)
Other Timberlands sales includes sales of seeds and seedlings from our nursery operations as well as wood chips.
(2)
Other Wood Products sales include wood chips, other byproducts and third-party residual log sales from our Canadian Forestlands operations.

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 73

NOTE 4: TIMBERLAND ACQUISITIONS AND DIVESTITURES

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

On November 17, 2020, we completed the sale of southern Oregon timberlands for $381 million in cash proceeds, which is net of purchase price adjustments and closing costs. As a result of the sale, we recorded a $182 million gain in the Timberlands segment in our Consolidated Statement of Operations. This sale was not considered a strategic shift that had, or will have, a major effect on our operations or financial results and therefore did not meet the requirements for presentation as discontinued operations.

On November 19, 2020, we completed the purchase of mid-coastal Oregon timberlands for $425 million, which is net of purchase price adjustments. As a result of the purchase, we recorded $421 million of timberland assets in “Timber and timberlands at cost, less depletion” and $4 million of related assets in “Property and equipment, net” on our Consolidated Balance Sheet.

MONTANA DIVESTITURE

On December 17, 2019, we announced an agreement to sell 630 thousand acres of Montana timberlands. On March 26, 2020, we completed the sale for $145 million in cash proceeds, which is net of purchase price adjustments and closing costs. The Montana divestiture was not considered a strategic shift that had, or will have, a major effect on our operations or financial results and therefore did not meet the requirements for presentation as discontinued operations.

NOTE 5: NET EARNINGS PER SHARE

Our basic and diluted earnings per share for the last three years were:

•	$2.53 in 2022,
•	$3.48 and $3.47, respectively, in 2021 and
•	$1.07 in 2020.

HOW WE CALCULATE BASIC AND DILUTED NET EARNINGS PER SHARE

Basic earnings per share is net earnings available to common shareholders divided by the weighted average number of our outstanding common shares, including stock equivalent units where there is no circumstance under which those shares would not be issued.

Diluted earnings per share is net earnings available to common shareholders divided by the sum of the:

•	weighted average number of our outstanding common shares and
•	the effect of our outstanding dilutive potential common shares.

Dilutive potential common shares may include:

•	outstanding stock options,
•	restricted stock units and
•	performance share units.

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 74

Calculation of Weighted Average Number of Outstanding Common Shares – Dilutive

SHARES IN THOUSANDS
	2022	2021	2020
Weighted average number of outstanding shares — basic	741,904	749,496	746,931
Dilutive potential common shares:
Stock options	253	336	313
Restricted stock units	423	764	403
Performance share units	373	387	252
Total effect of outstanding dilutive potential common shares	1,049	1,487	968
Weighted average number of outstanding common shares — dilutive	742,953	750,983	747,899

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

Potential Shares Not Included in the Computation of Diluted Earnings per Share

SHARES IN THOUSANDS
	2022	2021	2020
Stock options	610	—	2,107
Performance share units	623	729	781

NOTE 6: INVENTORIES

Inventories include raw materials, work-in-process and finished goods as well as materials and supplies, as shown below:

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2022	DECEMBER 31, 2021
LIFO inventories:
Logs	$32	$26
Lumber, plywood, panels and fiberboard	61	61
Other products	9	17
Moving average cost or FIFO inventories:
Logs	56	65
Lumber, plywood, panels, fiberboard and engineered wood products	122	106
Other products	140	131
Materials and supplies	130	114
Total	$550	$520

If we used FIFO for all LIFO inventories, our stated inventories would have been higher by $129 million as of December 31, 2022 and $103 million as of December 31, 2021.

HOW WE ACCOUNT FOR OUR INVENTORIES

The “Inventories” section of Note 1: Summary of Significant Accounting Policies provides details about how we account for our inventories.

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 75

NOTE 7: PROPERTY AND EQUIPMENT, NET

Property and equipment includes land, buildings and improvements, machinery and equipment, roads and other items.

Carrying Value of Property and Equipment and Estimated Service Lives

DOLLAR AMOUNTS IN MILLIONS
		DECEMBER 31,	DECEMBER 31,
	RANGE OF LIVES	2022	2021
Property and equipment, at cost:
Land	N/A	$83	$83
Buildings and improvements	15-40	1,166	1,104
Machinery and equipment	5-25	3,791	3,640
Roads	10-35	743	724
Other	3-10	98	98
Total cost		5,881	5,649
Accumulated depreciation and amortization		(3,710)	(3,592)
Property and equipment, net		$2,171	$2,057

SERVICE LIVES AND DEPRECIATION

In general, additions are classified into components, each with its own estimated useful life as determined at the time of purchase.

Depreciation and amortization expense for property and equipment was:

•	$249 million in 2022,
•	$241 million in 2021 and
•	$243 million in 2020.

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

During first quarter 2020, we received $362 million in proceeds from our final buyer-sponsored SPE at maturity. The weighted average interest rate on our buyer-sponsored SPE was 5.5 percent during 2020.

NOTE 9: PENSION AND OTHER POST-EMPLOYMENT BENEFIT PLANS

This note provides details about defined benefit and defined contribution plans we sponsor for our employees. The "Pension and Other Post-Employment Benefit Plans" section of Note 1: Summary of Significant Accounting Policies provides information about how we account for pension and other post-employment plans and benefits.

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 76

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

We sponsor various defined contribution plans for our U.S. and Canadian salaried and hourly employees. Our contributions to these plans were $31 million, $27 million and $27 million in 2022, 2021 and 2020, respectively.

Actions to Reduce Pension Plan Obligations

As part of our continued efforts to reduce pension plan obligations, we transferred approximately $420 million of Canadian registered assets and liabilities and approximately $790 million of U.S. qualified pension plan assets and liabilities to insurance companies through the purchase of group annuity contracts in December 2022 (2022 Retiree Annuity Purchase) and December 2020 (2020 Retiree Annuity Purchase), respectively. In connection with these transactions, we recorded noncash pretax settlement charges of $205 million and $253 million during 2022 and 2020, respectively. These settlement charges accelerated the recognition of previously unrecognized losses in "Accumulated Other Comprehensive Loss," that would have been recognized in subsequent periods. Given the timing of the 2022 and 2020 Retiree Annuity Purchases, the plan remeasurements triggered as a result of the transactions were conducted as part of our annual valuation process.

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 77

FUNDED STATUS OF PLANS

The funded status of the plans we sponsor is determined by comparing the projected benefit obligation with the fair value of plan assets at the end of the year. The following table demonstrates how our plans' funded status is reflected on our Consolidated Balance Sheet.

DOLLAR AMOUNTS IN MILLIONS
	PENSION		OPEB
	2022	2021	2022	2021
Projected benefit obligation at beginning of year	$3,708	$3,971	$131	$149
Service cost	36	42	—	—
Interest cost	106	98	3	3
Actuarial gains(1)	(933)	(206)	(26)	(9)
Plan participants’ contributions	—	—	2	2
Benefits paid, including lump sum and annuity transfers	(598)	(199)	(13)	(13)
Foreign currency translation and other	(41)	2	(2)	(1)
Projected benefit obligation at end of year	$2,278	$3,708	$95	$131
Fair value of plan assets at beginning of year (estimated)	$3,418	$3,230	$13	$15
Actual return on plan assets(2)	(740)	336	—	—
Employer contributions and benefit payments	17	50	7	9
Plan participants’ contributions	—	—	2	2
Benefits paid, including lump sum and annuity transfers	(598)	(199)	(13)	(13)
Other, including foreign currency translation	(44)	1	(1)	—
Fair value of plan assets at end of year (estimated)	$2,053	$3,418	$8	$13
Presentation on our Consolidated Balance Sheet:(3)
Noncurrent assets	$53	$52	$—	$—
Current liabilities	(14)	(16)	(7)	(7)
Noncurrent liabilities	(264)	(326)	(80)	(111)
Funded status(4)	$(225)	$(290)	$(87)	$(118)
Accumulated benefit obligation at end of year	$2,218	$3,601	N/A	N/A
Actuarial Assumptions Used in Estimating Our Pension and OPEB Benefit Obligations:
Discount rate(5)	5.30 - 5.40%	2.90 - 3.10%	5.30 - 5.40%	2.60 - 3.00%
Rate of compensation increase(6)	1.00 - 13.00%	2.00 - 13.00%	N/A	N/A
Lump sum or installment distributions election(7)	70.00%	60.00%	N/A	N/A
Healthcare cost trend rate:
Assumed for next year(8)	N/A	N/A	4.50 - 5.70%	4.50 - 6.20%
Ultimate(8)	N/A	N/A	4.00 - 4.50%	4.00 - 4.50%
Year when rate will reach ultimate(8)	N/A	N/A	2037 - 2040	2037 - 2040

(1)
Actuarial gains are primarily due to year over year changes in discount rates.
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
(4)
For pension plans with a projected benefit obligation exceeding plan assets, the projected benefit obligation and fair value of plan assets were $2.1 billion and $1.8 billion at December 31, 2022, respectively, and $2.9 billion and $2.5 billion at December 31, 2021, respectively. For pension plans with an accumulated benefit obligation exceeding plan assets, the accumulated benefit obligation and fair value of plan assets were $2.0 billion and $1.8 billion at December 31, 2022, respectively, and $2.8 billion and $2.5 billion at December 31, 2021, respectively.

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 78

(5)
For the U.S. defined benefit plans, the discount rate assumption was 5.4% and 2.9% for 2022 and 2021, respectively. For the Canadian defined benefit plans, the discount rate assumption was 5.3% and 3.1% for 2022 and 2021, respectively. For U.S. OPEB plans, the discount rate assumption was 5.4% and 2.6% for 2022 and 2021, respectively. For Canadian OPEB plans, the discount rate assumption was 5.3% and 3.0% for 2022 and 2021, respectively. For lump sum distributions (for U.S. qualified salaried and nonqualified plans only), the discount rate assumption was based on the PPA Phased Table: Interest and mortality assumptions as mandated by the Pension Protection Act of 2006.
(6)
For the U.S. defined benefit plans, the rate of compensation increase assumption for both 2022 and 2021 was between 2.00% - 13.00% for salaried participants and was decreasing with participant age. For the Canadian defined benefit plans, the rate of compensation increase assumption for 2022 was 1.00% - 2.75% and 2.00% - 2.75% for salaried and hourly participants, respectively, and the rate of compensation increase assumption for 2021 was 3.25% and 3.00% for salaried and hourly participants, respectively.
(7)
U.S. qualified salaried and nonqualified plans only.
(8)
For U.S. OPEB plans, the healthcare cost trend rate assumption for the next year for Pre-Medicare was 5.70% and 6.20% for 2022 and 2021, respectively. The healthcare cost trend rate assumption for Health Reimbursement Account (HRA) was 4.50% for both 2022 and 2021. The ultimate healthcare cost trend rate was 4.50% and the assumption for the year the ultimate healthcare cost trend rate is reached was 2037 in both 2022 and 2021. For Canadian OPEB plans, the healthcare cost trend rate was 5.20% for 2022 and 5.30% for 2021. The ultimate healthcare cost trend rate was 4.00% and the assumption for the year the ultimate healthcare cost trend rate is reached was 2040 for both 2022 and 2021.

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

In December 2021, we entered into an agreement to sell certain private equity and hedge fund investments to a third party for $189 million (2021 Secondary Sale) in accordance with our investment strategy. A majority of the assets were transferred to the buyer by year-end 2021. The balance of the assets included in the sale were held at the purchase price as of year-end 2021 and subsequently transferred in 2022 in accordance with the agreement.

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 79

Assets within our U.S. and Canadian pension trusts were invested as follows:

	DECEMBER 31, 2022	DECEMBER 31, 2021
Cash and short-term investments(1)	3.6%	12.1%
Public equity investments(2)	0.9	—
Fixed income investments:(3)
Corporate	42.7	40.5
Government	15.5	21.2
Repurchase agreements	(0.6)	(1.3)
Hedge funds and related investments(4)(5)	4.2	3.6
Private equity and related investments(5)(6)	34.5	24.9
Derivative instruments, net(7)	—	0.1
Accrued liabilities	(0.8)	(1.1)
Total	100.0%	100.0%

(1)
Cash and short-term investments are valued at cost, which approximates market. The increased cash holding at year-end 2021 was a result of the 2021 Secondary Sale transaction timing. Refer to “U.S. and Canadian Pension Trusts” above for further information.
(2)
Public equity investments are valued at exit prices quoted in active markets.
(3)
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
(6)
Private equity and related investments include both investments in private equity and investments in mezzanine distressed, co-investments and other structures. Private equity funds generally participate in buyout and venture capital strategies through unlisted equity and debt instruments. These funds may also borrow at the underlying entity level. Mezzanine and distressed funds generally invest in the debt of public or private companies with additional participation through warrants or other equity options.
(7)
Derivative instruments have historically been comprised of swaps, futures, forwards or options. Consistent with our shift in asset strategy, our positions in derivative instruments have been significantly reduced. At December 31, 2022, only a small amount of futures remain in our portfolio. Derivative instruments are valued based upon valuation statements received from each derivative’s counterparty.

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

Managing Risk

Investments and contracts are subject to risks including market price, interest rate, credit, currency and liquidity risks. We mitigate these risks to our pension plan asset portfolios through investment in diversified portfolios, inclusion of fixed income investments that align with plan liabilities and investment in assets designed to address both currency and liquidity considerations. In addition, we and our investment advisers perform regular monitoring with ongoing qualitative assessments, quantitative assessments and investment and operational due diligence.

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

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 80

Investments for which fair value is measured using the NAV per share as a practical expedient are not categorized within the fair value hierarchy.

The net pension plan assets, when categorized in accordance with this fair value hierarchy, are as follows.

DOLLAR AMOUNTS IN MILLIONS	2022				2021
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Pension trust investments:
Cash and short-term investments	$73	$—	$—	$73	$412	$—	$—	$412
Public equity investments	18	—	—	18	—	—	—	—
Fixed income investments:
Corporate	—	874	—	874	—	1,380	—	1,380
Government	—	316	—	316	—	721	—	721
Repurchase agreements	—	(12)	—	(12)	—	(43)	—	(43)
Hedge funds and related investments(1)	—	—	16	16	—	—	10	10
Private equity and related investments(1)	—	—	34	34	—	—	104	104
Derivative instruments(2)	—	—	—	—	—	5	—	5
Total pension trust investments measured at fair value(1)	$91	$1,178	$50	$1,319	$412	$2,063	$114	$2,589
Canadian nonregistered plan assets:
Cash and short-term investments	5	—	—	5	5	—	—	5
Public equity investments	3	—	—	3	6	—	—	6
Total Canadian nonregistered plan assets measured at fair value	$8	$—	$—	$8	$11	$—	$—	$11
Total plan assets measured at fair value(1)				$1,327				$2,600

(1)
December 31, 2022 and 2021 exclude $740 million and $856 million, respectively, of hedge fund and private equity investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient, which are not required to be classified in the fair value hierarchy. Additionally, December 31, 2022 and 2021 exclude $14 million and $38 million of accrued liabilities, respectively.
(2)
Derivative instruments include futures contracts. The fair value and aggregate notional value of these contracts were less than $1 million and $418 million at December 31, 2022, respectively, and $5 million and $1,126 million at December 31, 2021, respectively.

A reconciliation of the beginning and ending balances of the pension plan assets measured at fair value using significant unobservable inputs (Level 3) is presented below:

DOLLAR AMOUNTS IN MILLIONS
2022	Beginning	Unrealized	Purchases, Sales,	Transfers	Ending
	Balance	Loss	Settlements, Net	In (Out), Net	Balance
Hedge funds and related investments	$10	$—	$(1)	$7	$16
Private equity and related investments	104	(14)	(16)	(40)	34
Total	$114	$(14)	$(17)	$(33)	$50
2021	Beginning	Unrealized	Purchases, Sales,	Transfers	Ending
	Balance	Gain	Settlements, Net	In (Out), Net	Balance
Hedge funds and related investments	$4	$—	$(1)	$7	$10
Private equity and related investments	68	11	(4)	29	104
Total	$72	$11	$(5)	$36	$114

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

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 81

ACTIVITY OF PLANS

Net Periodic Benefit Cost

Our net periodic benefit cost and the assumptions used to estimate it are shown in the following table.

DOLLAR AMOUNTS IN MILLIONS
	PENSION			OPEB
	2022	2021	2020	2022	2021	2020
Net periodic benefit cost:
Service cost	$36	$42	$36	$—	$—	$—
Interest cost	106	98	139	3	3	4
Expected return on plan assets	(160)	(204)	(234)	—	—	—
Amortization of actuarial loss	93	115	122	5	5	4
Amortization of prior service cost (credit)	3	3	3	(1)	(1)	(1)
Settlement charges	205	—	253	—	—	—
Net periodic benefit cost	$283	$54	$319	$7	$7	$7
Actuarial Assumptions Used in Estimating Our Pension and OPEB Net Periodic Benefit Cost:
Discount rate(1)	2.90 - 3.10%	2.50%	3.10 - 3.40%	2.60 - 3.00%	2.10 - 2.40%	3.00%
Expected return on assets(2)	5.00%	6.00%	6.50%	N/A	N/A	N/A
Rate of compensation increase(3)	2.00 - 13.00%	2.00 - 13.00%	2.00 - 13.00%	N/A	N/A	N/A
Lump sum or installment distributions election(4)	60.00%	60.00%	60.00%	N/A	N/A	N/A
Weighted healthcare cost trend rate(5)	N/A	N/A	N/A	4.50 - 6.20%	4.50 - 6.80%	4.50 - 7.30%

(1)
For the U.S. defined benefit plans, the discount rate assumption was 2.90%, 2.50% and 3.40% for 2022, 2021 and 2020, respectively. For the Canadian defined benefit plans, the discount rate assumption was 3.10%, 2.50% and 3.10% for 2022, 2021 and 2020, respectively. For U.S. OPEB plans, the discount rate assumption was 2.60%, 2.10% and 3.00%, for 2022, 2021 and 2020, respectively. For Canadian OPEB plans, the discount rate assumption was 3.00%, 2.40% and 3.00% for 2022, 2021 and 2020, respectively. For lump sum distributions (for U.S. qualified salaried and nonqualified plans only), the discount rate assumption was based on the PPA Phased Table: Interest and mortality assumptions as mandated by the Pension Protection Act of 2006.
(2)
Determining our expected return requires a high degree of judgment. We consider actual pension fund asset performance over multiple years, and current and expected valuation levels in the global equity and credit markets. Historical fund returns are used as a base and we place added weight on more recent pension plan asset performance.
(3)
For the U.S. defined benefit plans, the rate of compensation increase assumption for 2022, 2021 and 2020 was between 2.00% - 13.00% for salaried participants and was decreasing with participant age. For the Canadian defined benefit plans, the rate of compensation increase assumption for salaried participants was 3.25% for 2022, 2021 and 2020. The rate of compensation increase assumption for hourly participants was 3.00% for 2022, 2021 and 2020.
(4)
U.S. qualified salaried and nonqualified plans only.
(5)
For OPEB plans during 2022, the assumed weighted healthcare cost trend rate was 6.20%, 4.50% and 5.30% for U.S. Pre-Medicare participants, U.S. HRA participants and Canadian OPEB plans, respectively.

Pension Plan Contributions and Benefit Payments

Established funding standards govern the funding requirements for our qualified and registered pension plans. We fund the benefit payments of our nonqualified and nonregistered plans as benefit payments come due.

During 2022, we made contributions and/or benefit payments of $13 million for our U.S. nonqualified pension plans, $2 million for our Canadian nonregistered pension plans and $2 million for our Canadian registered plans.

During 2023, based on estimated year-end asset values and projections of plan liabilities, we expect to make contributions and/or benefit payments of approximately:

•	$12 million for our U.S. nonqualified pension plans,
•	$2 million for the Canadian non-registered plans and
•	$2 million for our Canadian registered plan (required contribution).

We do not anticipate contributions being required for our U.S. qualified pension plan for 2023.

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 82

OPEB Benefit Payments

During 2022, we contributed $4 million and $3 million to our U.S. and Canadian OPEB plans, respectively. In 2023, we expect to make contributions of $7 million in total for our U.S. and Canadian OPEB plans, including $4 million expected to be required to cover benefit payments under collectively bargained contractual obligations.

Estimated Projected Benefit Payments for the Next 10 Years

DOLLAR AMOUNTS IN MILLIONS
	PENSION	OPEB
2023	$164	$11
2024	$145	$11
2025	$145	$10
2026	$150	$9
2027	$152	$9
2028-2032	$794	$36

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

NOTE 10: ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2022	DECEMBER 31, 2021
Compensation and employee benefit costs	$201	$225
Current portion of lease liabilities (Note 17)	22	24
Customer rebates, volume discounts and deferred income	132	164
Interest	69	83
Taxes payable	23	106
Other	64	71
Total	$511	$673

NOTE 11: LINE OF CREDIT

OUR LINE OF CREDIT

In January 2020, we refinanced and extended our $1.5 billion five-year senior unsecured revolving credit facility, which expires in January 2025. Borrowings are at LIBOR plus a spread or at other interest rates mutually agreed upon between the borrower and the lending banks. As of December 31, 2022 and 2021, we had no outstanding borrowings on the revolving credit facility and had our full $1.5 billion available. We were in compliance with the revolving credit facility covenants as of December 31, 2022 and December 31, 2021.

LETTERS OF CREDIT AND SURETY BONDS

The amounts of letters of credit and surety bonds we have entered into as of the end of the last two years are included in the following table:

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2022	DECEMBER 31, 2021
Letters of credit	$34	$34
Surety bonds	$121	$136

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 83

Our compensating balance requirement for our letters of credit was $4 million as of December 31, 2022 and December 31, 2021.

NOTE 12: LONG-TERM DEBT, NET

This note provides details about:

•	debt issued and extinguished and
•	long-term debt and related maturities.

Our long-term debt includes notes, debentures and other borrowings.

DEBT ISSUED AND EXTINGUISHED

In March 2022, we completed a series of transactions that lowered our weighted average interest rate and extended our weighted average maturity by issuing $900 million in notes and using the net proceeds plus cash on hand to close cash tender offers for $931 million of principal in higher interest rate notes. We issued $450 million of 3.375 percent notes due in March 2033 and $450 million of 4.00 percent notes due in March 2052. The net proceeds after deducting the discount, underwriting fees and issuance costs were $444 million and $437 million, respectively. The net proceeds were used to retire $592 million of our 7.375 percent notes due in March 2032, $161 million of our 8.50 percent notes due in January 2025, $73 million of our 7.125 percent notes due in July 2023, $65 million of our 7.95 percent notes due in March 2025, and $40 million of our 7.85 percent notes due in July 2026. We paid holders an aggregate $1.2 billion in cash reflecting principal, premium to par and tender premium. A net pretax charge of $276 million ($207 million after-tax) was included in our Consolidated Statement of Operations in first quarter 2022 for premiums to retire $931 million of principal plus unamortized debt issuance costs and unamortized debt discounts in connection with the early debt retirement.

In October 2021, we repaid our $150 million 9.00 percent notes at maturity.

In May 2021, we repaid our $225 million variable-rate term loan that was scheduled to mature in July 2026.

In December 2020, we redeemed our $500 million 4.625 percent notes due in September 2023, and in September 2020, we redeemed our $325 million 3.25 percent notes due in March 2023. Pretax charges of $58 million and $23 million were included in our Consolidated Statement of Operations in fourth quarter and third quarter 2020, respectively, for the make-whole premiums, unamortized debt issuance costs and unamortized debt discounts in connection with these early extinguishments.

In March 2020, we issued $750 million of 4.00 percent notes due in April 2030. The net proceeds after deducting the discount, underwriting fees and issuance costs were $732 million. In May 2020, a portion of the net proceeds was used to redeem our $569 million 4.70 percent notes due in March 2021. A net pretax charge of $11 million was included in our Consolidated Statement of Operations in second quarter 2020 for the make-whole premium in connection with the early extinguishment, partially offset by the write-off of an unamortized fair value step-up adjustment.

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 84

LONG-TERM DEBT AND RELATED MATURITIES

The following table lists our long-term debt by types and interest rates at the end of our last two years and includes the current portion.

Long-Term Debt by Types and Interest Rates (Includes Current Portion)

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2022	DECEMBER 31, 2021
7.125% debentures due 2023	$118	$191
5.207% installment note due 2023	860	860
8.50% debentures due 2025	139	300
7.95% debentures due 2025	71	136
7.70% debentures due 2026	150	150
7.35% debentures due 2026	62	62
7.85% debentures due 2026	60	100
6.95% debentures due 2027	300	300
4.00% notes due 2029	750	750
4.00% notes due 2030	750	750
7.375% debentures due 2032	657	1,250
6.875% debentures due 2033	275	275
3.375% debentures due 2033	450	—
4.00% debentures due 2052	450	—
Other	1	1
Total principal long-term debt	5,093	5,125
Add: business combination fair value adjustment	4	8
Less: unamortized discounts	(37)	(26)
Less: unamortized debt expense	(7)	(8)
Total	$5,053	$5,099
Principal due within one year	$978	$—

Amounts of Long-Term Debt Due Annually for the Next Five Years and Thereafter

DOLLAR AMOUNTS IN MILLIONS (1)
2023	$978
2024	$—
2025	$210
2026	$272
2027	$300
Thereafter	$3,333

(1)
Excludes $40 million of unamortized discounts, capitalized debt expense and business combination fair value adjustment.

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 85

NOTE 13: FAIR VALUE OF FINANCIAL INSTRUMENTS

FAIR VALUE OF DEBT

The estimated carrying value and fair value of our long-term debt consisted of the following:

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2022	DECEMBER 31, 2021
Long-term fixed rate debt (including current maturities):
Carrying value	$5,053	$5,099
Fair value (level 2)	$4,918	$6,221

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

We have received notification from the Environmental Protection Agency (EPA) and have acknowledged that we are a potentially responsible party in a portion of the Kalamazoo River Superfund site in southwest Michigan. Our involvement in the remediation site is based on our operation of the Plainwell, Michigan mill, located within the remediation site, from 1954 to 1970. Several other companies also have been deemed potentially responsible parties as past or present owners or operators of facilities within the site, or as arrangers under CERCLA.

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

In 2022, the Sixth Circuit Court of Appeals reversed the District Court opinion, finding that Georgia-Pacific’s claims for cost contributions were time barred by the statute of limitations. Georgia-Pacific has filed a petition for writ of certiorari with the U.S. Supreme Court.

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 86

We have established accruals for estimated remediation costs on the active Superfund sites and other sites for which we are a potentially responsible party. These accruals are recorded in "Accrued liabilities" and "Other liabilities" on our Consolidated Balance Sheet.

Changes in the Accrual for Environmental Remediation

DOLLAR AMOUNTS IN MILLIONS
Accrual balance as of December 31, 2021	$63
Charges and adjustments, net	6
Payments	(5)
Accrual balance as of December 31, 2022	$64

We change our accrual to reflect:

•	new information on any site concerning implementation of remediation alternatives,
•	updates on prior cost estimates and new sites and
•	costs incurred to remediate sites.

Estimates. We believe it is reasonably possible, based on currently available information and analysis, that remediation costs for all identified sites may exceed our existing accruals by up to $134 million. This estimate, in which those additional costs may be incurred over several years, is the upper end of the range of reasonably possible additional costs. The estimate:

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

Asset Retirement Obligations

We have obligations associated with the retirement of tangible long-lived assets consisting primarily of reforestation obligations related to forest management licenses in Canada and obligations to close and cap landfills. Some of our sites have asbestos containing materials. We have met our current legal obligation to identify and manage these materials. In situations where we cannot reasonably determine when asbestos containing materials might be removed from the sites, we have not recorded an accrual because the fair value of the obligation cannot be reasonably estimated. As of December 31, 2022, and December 31, 2021, we had an asset retirement obligation of $32 million and $33 million, respectively. These obligations are recorded in "Accrued liabilities" and "Other liabilities" on our Consolidated Balance Sheet.

COMMITMENTS AND OTHER CONTINGENCIES

Product Remediation Contingency

Refer to Note 18: Product Remediation Recoveries for further information.

NOTE 15: SHAREHOLDERS’ INTEREST

This note provides details about:

•	preferred and preference shares,
•	common shares,
•	share repurchase programs and
•	accumulated other comprehensive loss.

PREFERRED AND PREFERENCE SHARES

We had no preferred shares or preference shares outstanding as of December 31, 2022 or December 31, 2021. We have authorization to issue 7 million preferred shares with a par value of $1.00 per share and 40 million preference shares with a par value of $1.00 per share.

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 87

COMMON SHARES

The number of common shares we have outstanding changes when:

•	new shares are issued,
•	stock options are exercised,
•	restricted stock units or performance share units vest,
•	stock equivalent units are settled in common shares,
•	shares are tendered,
•	shares are repurchased or
•	shares are canceled.

Reconciliation of Our Common Share Activity

SHARES IN THOUSANDS
	2022	2021	2020
Outstanding at beginning of year	747,301	747,385	745,300
Stock options exercised	509	1,849	1,441
Issued for vested restricted stock units	676	635	574
Issued for vested performance share units	291	162	70
Repurchased	(15,983)	(2,730)	—
Outstanding at end of year	732,794	747,301	747,385

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

We repurchased 15,983,097 common shares for approximately $550 million (including transaction fees) under the 2021 Repurchase Program during 2022. As of December 31, 2022, we had remaining authorization of $377 million for future share repurchases.

During 2021, we repurchased 780,228 common shares for approximately $26 million (including transaction fees) under the 2019 Repurchase Program and 1,949,496 common shares for approximately $74 million (including transaction fees) under the 2021 Repurchase Program.

During 2020, we did not repurchase any shares of common stock.

All common stock repurchases under the 2019 Repurchase Program and 2021 Repurchase Program were made in open-market transactions. We record share repurchases upon trade date as opposed to the settlement date when cash is disbursed. We record a liability for repurchases that have not yet been settled as of period end. There were 223,548 unsettled shares (approximately $7 million) as of December 31, 2022. There were no unsettled shares as of December 31, 2021.

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 88

ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in amounts included in our accumulated other comprehensive loss by component are:

DOLLAR AMOUNTS IN MILLIONS
	2022	2021	2020
Pension(1)
Balance at beginning of period	$(720)	$(1,064)	$(1,128)
Other comprehensive income (loss) before reclassifications	38	254	(223)
Amounts reclassified from accumulated other comprehensive income (loss) to earnings(2)(3)	224	90	287
Total other comprehensive income	262	344	64
Balance at end of period	(458)	(720)	(1,064)
Other post-employment benefits(1)
Balance at beginning of period	(2)	(12)	(12)
Other comprehensive income (loss) before reclassifications	19	6	(3)
Amounts reclassified from accumulated other comprehensive income (loss) to earnings(2)	3	4	3
Total other comprehensive income	22	10	—
Balance at end of period	20	(2)	(12)
Translation adjustments and other
Balance at beginning of period	243	254	236
Translation adjustments	(52)	(11)	18
Total other comprehensive income (loss)	(52)	(11)	18
Balance at end of period	191	243	254
Accumulated other comprehensive loss, end of period	$(247)	$(479)	$(822)

(1)	Amounts are presented net of tax.
(2)	Amounts of actuarial loss and prior service (cost) credit are components of net periodic benefit cost (credit). See Note 9: Pension and Other Post-Employment Benefit Plans.
(3)

Amounts include settlement charges totaling $205 million and $253 million related to our pension plans for the year ended December 31, 2022 and December 31, 2020, respectively. There were no settlement charges related to our pension plans for the year ended December 31, 2021. See Note 9: Pension and Other Post-Employment Benefit Plans for further detail.

NOTE 16: SHARE-BASED COMPENSATION

This note provides details about:

•	our Long-Term Incentive Compensation Plan (2022 Plan),
•	how we account for share-based awards,
•	tax benefits of share-based awards,
•	types of share-based compensation,
•	unrecognized share-based compensation and
•	deferred compensation stock equivalent units.

Share-based compensation expense was:

•	$33 million in 2022,
•	$30 million in 2021 and
•	$30 million in 2020.

OUR LONG-TERM INCENTIVE COMPENSATION PLAN

Our long-term incentive plan provides for share-based awards that include:

•	restricted stock,
•	restricted stock units (RSUs),
•	performance shares,

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 89

•	performance share units (PSUs),
•	stock options and
•	stock appreciation rights (SARs).

We may issue future grants of up to 22 million shares under the 2022 Plan. We also have the right to reissue forfeited and expired grants.

For stock options and SARs:

•	An individual participant may receive a grant of up to 2 million shares in any one calendar year.
•	The exercise price is required to be the market price on the date of the grant.

We have not granted any stock options or SARs since 2016 and the remaining liability related to SARs is immaterial at December 31, 2022.

The Compensation Committee of our board of directors annually establishes an overall pool of stock awards available for grants based on performance.

For stock-settled awards we:

•	issue new stock into the marketplace and
•	generally do not repurchase shares in connection with issuing new awards.

Our common shares would increase by approximately 26 million shares if all share-based awards were exercised or vested. These include:

•	all options, RSUs and PSUs outstanding at December 31, 2022, and
•	all remaining options, RSUs and PSUs that could be granted under the 2022 Plan.

HOW WE ACCOUNT FOR SHARE-BASED AWARDS

When accounting for share-based awards we:

•	use a fair-value-based measurement and
•	recognize the cost of share-based awards in our consolidated financial statements.

We recognize the cost of share-based awards in our Consolidated Statement of Operations over the required service period — generally the period from the date of the grant to the date when it is fully vested. Special situations include:

•	Awards that vest upon retirement — the required service period ends on the date an employee is eligible for retirement, including early retirement.
•	Awards that continue to vest following job elimination or the sale of a business — the required service period ends on the date the employment from the company is terminated.

In these special situations, compensation expense from share-based awards is recognized over a period that is shorter than the stated vesting period.

TAX BENEFITS OF SHARE-BASED AWARDS

Our total income tax benefit from share-based awards recognized in our Consolidated Statement of Operations for the last three years was:

•	$5 million in 2022,
•	$4 million in 2021 and
•	$4 million in 2020.

Tax benefits from share-based awards are accrued as stock compensation expense and realized when:

•	restricted shares and RSUs vest,
•	performance shares and PSUs vest,
•	stock options are exercised and
•	SARs are exercised.

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 90

TYPES OF SHARE-BASED COMPENSATION

Our share-based compensation is in the form of:

•	RSUs,
•	PSUs,
•	stock options and
•	SARs.

RESTRICTED STOCK UNITS

Through the 2022 Plan, we award RSUs — grants that entitle the holder to shares of our stock as the award vests.

The Details

Our RSUs granted in 2022, 2021 and 2020 generally:

•	vest ratably over four years;
•	immediately vest in the event of death or disability while employed;
•

continue to vest upon retirement at an age of at least 62, in accordance with the vesting terms of the awards, but a portion of the award is forfeited if retirement occurs before the one-year anniversary of the grant;

•	continue vesting for one year in the event of involuntary termination due to job elimination;
•

immediately vest in the case of a change of control, if the successor company does not assume the award or, if assumed, within two years of the effective date of the change in control the recipient is terminated other than for cause or leaves for good reason (as defined in the award terms and conditions) and

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

Activity

The following table shows our RSU activity for 2022:

	RESTRICTED	WEIGHTED AVERAGE
	STOCK UNITS	GRANT-DATE
	(IN THOUSANDS)	FAIR VALUE
Nonvested at December 31, 2021	1,756	$30.87
Granted	626	$42.02
Vested	(709)	$30.83
Forfeited	(100)	$37.17
Nonvested at December 31, 2022(1)	1,573	$34.93

(1)
As of December 31, 2022, there were approximately 185 thousand RSUs that had met the requisite service period and will be released as identified in the grant terms.

The weighted average grant-date fair value for RSUs was:

•	$42.02 in 2022,
•	$33.62 in 2021 and
•	$30.03 in 2020.

The total grant-date fair value of RSUs vested was:

•	$22 million in 2022,
•	$25 million in 2021 and
•	$19 million in 2020.

Nonvested RSUs accrue dividends that are paid out when RSUs vest. Any RSUs forfeited will not receive dividends.

As RSUs vest, a portion of the shares awarded is withheld to cover employee taxes. As a result, the number of stock units vested and the number of common shares issued will differ.

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 91

PERFORMANCE SHARE UNITS

Through the 2022 Plan, we award PSUs — grants that entitle the holder to shares of our stock as the award vests.

The Details

The final number of shares granted in 2022, 2021 and 2020 will vest between a range of 0 percent to 150 percent of each grant’s target, depending upon actual company performance compared against an industry peer group.

The vesting provisions for PSUs granted in 2022, 2021 and 2020 were generally as follows:

•

awards granted in 2020 and 2021 vest 100 percent on the third anniversary of the grant date, and awards granted in 2022 vest on March 1st following the end of the performance period, in each case as long as the individual remains employed by the company;

•	in the event of death or disability while employed, awards continue to be earned and settled based on actual company performance;
•

upon retirement at an age of at least 62, awards continue to vest in accordance with the vesting terms of the award, but a portion of the award is forfeited if retirement occurs before the one-year anniversary of the grant;

•	awards continue vesting for one year in the event of involuntary termination due to job elimination and the second anniversary of the grant date has passed;
•

in the case of a change of control during the performance period, awards are deemed earned at target performance and (i) vest as of the change of control date if the successor company does not assume the award or (ii) if assumed, vest upon termination of employment if, within two years of the effective date of the change in control, the recipient is involuntarily terminated other than for cause or leaves for good reason (as defined in the award terms and conditions);

•	awards will be forfeited upon termination of employment in all other situations including early retirement prior to age 62 and
•	awards vest at a maximum of 100 percent of target value in the event of negative absolute company total shareholder return (TSR).

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

Weighted Average Assumptions Used in Estimating the Value of PSUs

	2022 GRANTS	2021 GRANTS	2020 GRANTS
Performance period	2/10/2022 - 12/31/2024	2/11/2021 - 12/31/2023	2/13/2020 - 12/31/2022
Expected dividends	1.72%	1.99%	4.50%
Risk-free rate	0.34% - 1.84%	0.02% - 0.20%	1.45% - 1.62%
Volatility	26.27% - 41.01%	32.87% - 52.82%	20.02% - 22.40%
Weighted average grant-date fair value	$49.77	$38.50	$33.16

Activity

The following table shows our PSU activity for 2022:

	GRANTS	WEIGHTED AVERAGE GRANT-DATE
	(IN THOUSANDS)	FAIR VALUE
Nonvested at December 31, 2021	1,104	$33.56
Granted at target	306	$49.77
Vested	(416)	$29.66
Forfeited	(52)	$43.69
Performance adjustment	20	$29.66
Nonvested at December 31, 2022(1)	962	$39.77

(1)
As of December 31, 2022, there were approximately 116 thousand PSUs that had met the requisite service period and will be released as identified in the grant terms.

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 92

The total grant-date fair value of PSUs vested was:

•	$12 million in 2022,
•	$8 million in 2021 and
•	$3 million in 2020.

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

The Details

Our stock options generally:

•	vest over four years of continuous service,
•	must be exercised within 10 years of the grant date and
•	use a Black-Scholes option valuation model to estimate the fair value of every stock option award on its grant date.

Activity

The following table shows our stock option activity for 2022:

			WEIGHTED AVERAGE
		WEIGHTED	REMAINING	AGGREGATE
		AVERAGE	CONTRACTUAL	INTRINSIC
	OPTIONS	EXERCISE	TERM	VALUE
	(IN THOUSANDS)	PRICE	(IN YEARS)	(IN MILLIONS)
Outstanding at December 31, 2021	1,917	$29.88
Exercised	(510)	$29.72
Forfeited or expired	(9)	$35.40
Outstanding at December 31, 2022	1,398	$29.91	2.26	$4
Exercisable at December 31, 2022	1,398	$29.91	2.26	$4

The total intrinsic value of stock options exercised was:

•	$6 million in 2022,
•	$18 million in 2021 and
•	$13 million in 2020.

UNRECOGNIZED SHARE-BASED COMPENSATION

As of December 31, 2022, our unrecognized share-based compensation cost for all types of share-based awards included $47 million related to non-vested equity-classified share-based compensation arrangements. These are expected to be recognized over a weighted average period of approximately 2.1 years.

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

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 93

Employees and directors also choose when the deferrals will be paid out, although no deferrals may be paid until after the separation from service of the employee or director.

Our Accounting

We settle all deferred compensation accounts in cash for our employees. Our directors receive shares of common stock as payment for stock equivalent units, except that any directors who are subject to federal or provincial taxation in Canada have the choice to receive a cash amount equal to the fair market value of the company’s common stock on the date of payment. In addition, we credit all stock equivalent accounts with dividend equivalents. The number of common shares to be issued in the future to directors is 565 thousand.

Stock equivalent units are:

•	liability-classified awards and
•	remeasured to fair value at every reporting date.

The fair value of a stock equivalent unit is equal to the market price of our stock.

Activity

The number of stock equivalent units outstanding in our deferred compensation accounts was:

•	595 thousand as of December 31, 2022,
•	712 thousand as of December 31, 2021 and
•	767 thousand as of December 31, 2020.

NOTE 17: LEASES

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

Lease Expense

DOLLAR AMOUNTS IN MILLIONS
	2022	2021	2020
Operating lease costs	$21	$20	$21
Financing lease costs	7	9	12
Total lease costs	$28	$29	$33

Supplemental Cash Flow Information

DOLLAR AMOUNTS IN MILLIONS
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$21	$19	$20
Financing cash flows for financing leases(1)	$8	$11	$13
ROU assets obtained in exchange for new (modified) lease liabilities:
Operating leases	$18	$9	$3
Financing leases	$3	$4	$4

(1)
Interest expense related to financing leases was immaterial during 2022, 2021 and 2020.

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 94

Supplemental Balance Sheet Information Related to Leases

DOLLAR AMOUNTS IN MILLIONS
		DECEMBER 31, 2022	DECEMBER 31, 2021
LEASES	BALANCE SHEET CLASSIFICATION
Assets
Operating lease ROU assets	Other assets	$102	$101
Financing lease ROU assets	Property and equipment, net	9	13
Total leased assets		$111	$114
Liabilities
Current:
Operating lease liabilities	Accrued liabilities	$17	$17
Financing lease liabilities	Accrued liabilities	5	7
Noncurrent:
Operating lease liabilities	Other liabilities	91	90
Financing lease liabilities	Other liabilities	5	8
Total lease liabilities		$118	$122

Weighted Average Remaining Lease Term

	DECEMBER 31, 2022	DECEMBER 31, 2021
Operating leases	8 years	8 years
Financing leases	3 years	2 years

Weighted Average Discount Rate

	DECEMBER 31, 2022	DECEMBER 31, 2021
Operating leases	3.9%	4.1%
Financing leases	2.9%	2.9%

Maturities of Lease Liabilities as of December 31, 2022

DOLLAR AMOUNTS IN MILLIONS
	OPERATING LEASES	FINANCING LEASES
2023	$21	$5
2024	15	2
2025	14	2
2026	14	1
2027	14	—
Thereafter	48	—
Total lease payments	126	10
Less: interest	(18)	—
Total present value of lease liabilities	$108	$10

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 95

NOTE 18: PRODUCT REMEDIATION RECOVERIES

In July 2017, we announced we were implementing a solution to address concerns regarding our TJI® Joists coated with our former Flak Jacket® Protection product. This issue was isolated to Flak Jacket product manufactured after December 1, 2016 and did not affect any of our other products.

There were no insurance recoveries recorded during the year ended December 31, 2022. During the years ended December 31, 2021 and 2020, we recorded insurance recoveries of $37 million and $8 million, respectively, related to our remediation efforts. The recoveries are attributable to our Wood Products segment and are recorded within “Product remediation recoveries” in our Consolidated Statement of Operations.

NOTE 19: OTHER OPERATING COSTS, NET

Other operating costs, net:

•	includes both recurring and non-recurring income and expense items and
•	can fluctuate from year to year.

Income and Expense Items Included in Other Operating Costs, Net

DOLLAR AMOUNTS IN MILLIONS
	2022	2021	2020
Foreign exchange losses (gains), net(1)	$(10)	$(5)	$7
Gain on disposition of nonstrategic assets	(4)	(3)	(4)
Insurance recovery	—	(13)	—
Litigation expense, net	14	7	11
Research and development expenses	6	5	5
Restructuring, impairments and other charges	11	—	1
Timber casualty loss	—	—	80
Other, net(2)	32	42	35
Total other operating costs, net	$49	$33	$135

(1)
Foreign exchange gains and losses result from changes in exchange rates primarily related to our U.S. dollar denominated cash and debt balances that are held by our Canadian subsidiary.
(2)
Other, net includes environmental remediation charges. See Note 14: Legal Proceedings, Commitments and Contingencies for more information.

ASSET IMPAIRMENT

During fourth quarter 2022, we recorded a $10 million noncash impairment charge related to the planned divestiture of legacy coal assets. The loss was attributable to our Real Estate & ENR segment and was recorded within "Other operating costs, net” in our Consolidated Statement of Operations.

INSURANCE RECOVERY

During fourth quarter 2021, we received a $13 million insurance recovery related to property damage and business interruption for certain of our mills in the southern U.S. as a result of severe winter storm damage in first quarter 2021. This recovery was attributable to our Wood Products segment and was recorded within “Other operating costs, net” in our Consolidated Statement of Operations.

TIMBER CASUALTY LOSS

In September 2020, forest fires in the state of Oregon, commonly referred to as the Holiday Farm, Beachie Creek, Riverside, and Archie Creek fires, spread from adjacent lands onto portions of our Oregon timberland properties. Based on interpretation of satellite imagery and aerial photography, as well as limited on-site assessments, we estimated that the fires affected approximately 125 thousand acres of our Oregon timberlands. Our assessments indicated that the extent of damage varied from tract to tract based on topographical conditions, rate of fire spread, age of the timber and other circumstances. Based on these assessments, we expected that the majority of merchantable timber, even if affected by the fires, was likely salvageable if harvested within a reasonable period of time. We believed the majority of pre-merchantable timber affected by the fires would not be able to be salvaged.

In third quarter 2020, we recorded a timber casualty loss of $80 million which represented the estimated book value of timber and related assets that could not be salvaged based on information available at that time. The loss was attributable to our Timberlands segment and was recorded within “Other operating costs, net” in our Consolidated Statement of Operations. As of December 31, 2022, all salvage volume has been harvested.

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 96

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

EARNINGS BEFORE INCOME TAXES

Domestic and Foreign Earnings Before Income Taxes

DOLLAR AMOUNTS IN MILLIONS
	2022	2021	2020
Domestic earnings	$1,982	$2,499	$723
Foreign earnings	323	817	259
Total earnings before income taxes	$2,305	$3,316	$982

PROVISION FOR INCOME TAXES

DOLLAR AMOUNTS IN MILLIONS
	2022	2021	2020
Current:
Federal	$252	$378	$147
State	45	74	30
Foreign	158	243	64
Total current	455	695	241
Deferred:
Federal	28	27	(66)
State	6	(2)	(1)
Foreign	(64)	(11)	11
Total deferred	(30)	14	(56)
Total income tax provision	$425	$709	$185

EFFECTIVE INCOME TAX RATE

DOLLAR AMOUNTS IN MILLIONS
	2022	2021	2020
U.S. federal statutory income tax	$484	$696	$207
State income taxes, net of federal tax benefit	41	57	23
REIT income not subject to federal income tax	(125)	(102)	(51)
Return to provision adjustment	—	—	(3)
Foreign taxes	27	62	19
Other, net	(2)	(4)	(10)
Total income tax provision	$425	$709	$185
Effective income tax rate	18.4%	21.4%	18.8%

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 97

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

Balance Sheet Classification of Deferred Income Tax Assets (Liabilities)

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2022	DECEMBER 31, 2021
Net noncurrent deferred tax asset	$8	$17
Net noncurrent deferred tax liability	(96)	(46)
Net deferred tax liability	$(88)	$(29)

Items Included in Our Deferred Income Tax Assets (Liabilities)

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2022	DECEMBER 31, 2021
Deferred tax assets:
Pension and post-employment benefits	$75	$96
State tax credits	42	42
Depletion	14	13
Environmental reserves	13	14
Incentive compensation	17	19
Intercompany land sales	16	15
Workers compensation	14	17
Minerals	11	10
Other reserves	10	14
Other	57	60
Gross deferred tax assets	269	300
Valuation allowance	(54)	(50)
Net deferred tax assets	215	250
Deferred tax liabilities:
Property, plant and equipment	(284)	(258)
Other	(19)	(21)
Net deferred tax liabilities	(303)	(279)
Net deferred tax liability	$(88)	$(29)

Net Operating Loss and Credit Carryforwards

Our gross federal, state and foreign net operating loss carryforwards as of December 31, 2022 totaled $469 million as follows:

•	Federal - U.S. REIT - $205 million that will begin to expire in 2034 and $168 million that do not expire;
•	State - $96 million, which will begin to expire in 2028; and
•	Foreign - none currently recorded.

Our gross state credit carryforwards as of December 31, 2022 totaled $53 million, which includes $4 million that expire from 2026 through 2036 and $49 million that do not expire. Our U.S. TRSs have $9 million in foreign tax credit carryforwards that expire from 2027 through 2032.

Valuation Allowances

With the exception of the valuation allowance discussed below, we believe it is more likely than not that we will have sufficient future taxable income to realize our deferred tax assets.

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 98

Our valuation allowance on our deferred tax assets was $54 million as of December 31, 2022, which related to state credits, state net operating losses and foreign tax credits.

UNRECOGNIZED TAX BENEFITS

Unrecognized tax benefits represent potential future obligations to taxing authorities if uncertain tax positions we have taken on previously filed tax returns are not sustained. In accordance with our accounting policy, we accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense (see Note 1: Summary of Significant Accounting Policies). The total gross amount of unrecognized tax benefits as of December 31, 2022 and 2021, as well as the activity during those years, were immaterial.

As of December 31, 2022, none of our U.S. federal income tax returns or foreign jurisdiction income tax returns are under examination. Our U.S. federal income tax returns are open to examination for years 2019 forward and foreign jurisdiction income tax returns are open to examination for years 2015 forward. We are undergoing examinations in state jurisdictions for tax years 2016 through 2018, with tax years 2009 forward open to examination. We do not expect that the outcome of any examination will have a material effect on our consolidated financial statements; however, audit outcomes and the timing of audit settlements are subject to significant uncertainty.

NOTE 21: GEOGRAPHIC AREAS

This note provides selected key financial data according to the geographical locations of our customers.

SALES

Our sales to unaffiliated customers outside the U.S. are primarily to customers in Canada, Japan, China and Korea. Our export sales are comprised primarily of logs, lumber and wood chips to Japan, Canada, China and Korea.

Sales by Geographic Area

DOLLAR AMOUNTS IN MILLIONS
	2022	2021	2020
Sales to unaffiliated customers:
U.S.	$8,709	$8,709	$6,549
Canada	773	778	528
Japan	524	477	326
China	82	123	83
Korea	45	52	27
Other foreign countries	51	62	19
Total	$10,184	$10,201	$7,532
Export sales from the U.S.:
Japan	$471	$396	$292
Canada	143	128	109
China	80	119	79
Korea	40	51	25
Other foreign countries	36	36	10
Total	$770	$730	$515

LONG-LIVED ASSETS

Our long-lived assets used in the generation of revenues in different geographical areas are nearly all in the U.S. and Canada. Our long-lived assets primarily include:

•	property and equipment, including construction in progress,
•	timber and timberlands and
•	minerals and mineral rights.

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 99

Long-Lived Assets by Geographic Area

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2022	DECEMBER 31, 2021
U.S.	$13,979	$13,731
Canada	289	307
Total	$14,268	$14,038

NOTE 22: RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on our Consolidated Balance Sheet that sum to the total of the amounts shown in our Consolidated Statement of Cash Flows:

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2022	DECEMBER 31, 2021
Cash and cash equivalents	$1,581	$1,879
Restricted cash included in other assets(1)	—	120
Total cash, cash equivalents and restricted cash	$1,581	$1,999
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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as is defined in the Securities Exchange Act of 1934 rules. Management, under our supervision, conducted an evaluation of the effectiveness of the company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), management concluded that the company’s internal control over financial reporting was effective as of December 31, 2022. The effectiveness of the company’s internal control over financial reporting as of December 31, 2022, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 100

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Weyerhaeuser Company:

Opinion on Internal Control Over Financial Reporting

We have audited Weyerhaeuser Company and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 17, 2023 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Seattle, Washington

February 17, 2023

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 101

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our executive officers and their biographical information can be found in Part I of this report in the Our Business — Information About Our Executive Officers section. Information required by this item to Form 10-K concerning directors of the company and certain other corporate governance matters will be set forth under the headings "Item 1. Election of Directors,” “Corporate Governance,” and “Stock Information,” in our Notice of the 2023 Annual Meeting and Proxy Statement for the company’s Annual Meeting of Shareholders to be held May 12, 2023 and will be filed not later than 120 days after December 31, 2022 (“2023 Proxy Statement”), and in each case such required information is incorporated herein by reference.

The Weyerhaeuser Code of Ethics applies to our chief executive officer, our chief financial officer (principal financial and accounting officer) and other officers, directors and employees of the company. Our Code of Ethics is filed as an exhibit to this report and is also available on our website at https://www.weyerhaeuser.com/company/values/integrity/. We intend to disclose at this website location any amendments to any provision of our Code of Ethics that applies to our chief executive officer and chief financial officer as well as any waiver from any provision of our Code of Ethics granted to any executive officer within four business days following the date of any such amendment or waiver.

EXECUTIVE AND DIRECTOR COMPENSATION

Information required by this item to Form 10-K concerning executive and director compensation will be set forth in the 2023 Proxy Statement under the headings “Item 1. Election of Directors" and “Executive Compensation,” and in each case, such required information is incorporated herein by reference.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item to Form 10-K concerning security ownership of certain beneficial owners and management and securities authorized for issuance under our equity compensation plans will be set forth in the 2023 Proxy Statement under the heading “Stock Information,” and such required information is incorporated herein by reference.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item to Form 10-K concerning certain relationships and related transactions and director independence will be set forth in the 2023 Proxy Statement under the heading “Corporate Governance,” and such required information is incorporated herein by reference.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, Seattle, WA, Auditor Firm ID: 185.

Information required by this item to Form 10-K concerning principal accountant fees and services will be set forth in the 2023 Proxy Statement under the heading “Item 4. Ratify Selection of Independent Registered Public Accounting Firm,” and such required information is incorporated herein by reference.

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

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 102

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

First Supplemental Indenture dated as of November 1, 1999 between Weyerhaeuser Company Limited and The Bank of New York Mellon Trust Company, N.A. (as successor to Harris Trust Company of New York, formerly Bank of Montreal Trust Company), as Trustee (incorporated by reference to Exhibit 4(j) to the Annual Report on Form 10-K for the annual period ended December 31, 2017 – Commission File Number 1-4825)

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 103

(l)

Assumption and Amendment Agreement and Installment Note dated as of April 28, 2016 by and among Plum Creek Timberlands, L.P., Weyerhaeuser Company and MeadWestvaco Timber Note Holding Company II, L.L.C. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 4, 2016 – Commission File Number 1-4825)

(m)

Second Amendment to Installment Loan Agreement (including as Annex A the Amended Installment Note) dated as of June 30, 2021 between Weyerhaeuser Company, as borrower, and MeadWestvaco Timber Note Holding Company II, LLC as Holder (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on July 7, 2021 – Commission File Number 1-4825)

(n)

Officer’s Certificate dated February 25, 2019 executed by Weyerhaeuser Company, as Issuer (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on February 25, 2019 – Commission File Number 1-4825)

(o)

Officer’s Certificate dated March 30, 2020 executed by Weyerhaeuser Company, as Issuer (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 30, 2020 – Commission File Number 1-4825)

(p)

Officer’s Certificate dated March 9, 2022 executed by Weyerhaeuser Company, as Issuer (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 9, 2022 – Commission File Number 1-4825)

(q)

Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4(r) to the Annual Report on Form 10-K for the annual period ended December 31, 2019 – Commission File Number 1-4825)

10	—	Material Contracts
(a)

Form of Weyerhaeuser Executive Change of Control Agreement, as in effect as of August 12, 2022 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on August 17, 2022 – Commission File Number 1-4825)*

(b)

Weyerhaeuser CEO Change of Control Agreement, as in effect as of August 12, 2022 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on August 17, 2022 – Commission File Number 1-4825)*

(c)

Form of Weyerhaeuser Executive Severance Agreement, as in effect as of August 12, 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 17, 2022 – Commission File Number 1-4825)*

(d)

Weyerhaeuser CEO Severance Agreement, as in effect as of August 12, 2022 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on August 17, 2022 – Commission File Number 1-4825)*

(e)

Form of Weyerhaeuser Executive Severance Agreement, as in effect from February 14, 2020 through August 11, 2022 (incorporated by reference to Exhibit 10(c) to the Annual Report on Form 10-K for the annual period ended December 31, 2019 – Commission File Number 1-4825)*

(f)

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

Form of Weyerhaeuser Company 2013 Long-Term Incentive Plan Restricted Stock Unit Award Terms and Conditions for Plan Year 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 24, 2022 – Commission File Number 1-4825)*

		(n)	Weyerhaeuser Company 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 13, 2022 – Commission File Number 1-4825)*
(o)

Form of Weyerhaeuser Company 2022 Long-Term Incentive Plan Performance Share Unit Award Terms and Conditions for Plan Year 2022 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 13, 2022 – Commission File Number 1-4825)*

(p)

Form of Weyerhaeuser Company 2022 Long-Term Incentive Plan Restricted Stock Unit Award Terms and Conditions for Plan Year 2022 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on May 13, 2022 – Commission File Number 1-4825)*

(q)

Form of Weyerhaeuser Company 2022 Long-Term Incentive Plan Performance Share Unit Award Terms and Conditions for Plan Year 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 23, 2023 – Commission File Number 1-4825)*

(r)

Form of Weyerhaeuser Company 2022 Long-Term Incentive Plan Restricted Stock Unit Award Terms and Conditions for Plan Year 2023 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 23, 2023 – Commission File Number 1-4825)*

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 104

(s) Plum Creek Supplemental Pension Plan (incorporated by reference to Exhibit 10(dd) to the Annual Report on Form 10-K for the annual period ended December 31, 2016 – Commission File Number 1-4825)*
(t) Plum Creek Pension Plan (incorporated by reference to Exhibit 10(ee) to the Annual Report on Form 10-K for the period ended December 31, 2016 – Commission File Number 1-4825)*
(u)

Weyerhaeuser Company Amended and Restated Annual Incentive Plan for Salaried Employees (as amended effective February 14, 2020) (incorporated by reference to Exhibit 10(u) to the Annual Report on Form 10-K for the annual period ended December 31, 2019 – Commission File Number 1-4825)*

(v) Weyerhaeuser Company 2015 Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 22, 2014 – Commission File Number 1-4825)*
(w) Weyerhaeuser Company 2023 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 17, 2022 – Commission File Number 1-4825)*
(x)

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

Form of Weyerhaeuser Company 2022 Long-Term Incentive Plan Director Restricted Stock Unit Award Terms and Conditions for Plan Years beginning May 13, 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 13, 2022 – Commission File Number 1-4825)*

(bb)

Revolving Credit Facility Agreement dated as of January 29, 2020, among Weyerhaeuser Company, as Borrower, the lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 29, 2020 – Commission File Number 1-4825)

14	—	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K filed on August 22, 2016 - Commission File Number 1-4825)
21	—	Subsidiaries of the Registrant
23	—	Consent of Independent Registered Public Accounting Firm
31(a)	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31(b)	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32	—	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)
101.INS	—	Inline XBRL Instance Document
101.SCH	—	Inline XBRL Taxonomy Extension Schema Document
101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	—	The cover page from Weyerhaeuser Company’s Annual Report on Form 10-K for the year ended December 31, 2022 has been formatted in Inline XBRL.

* Denotes a management contract or compensatory plan or arrangement.

** Filed in paper - hyperlink not required pursuant to Rule 105 of Regulation S-T

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 105

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized February 17, 2023.

WEYERHAEUSER COMPANY

/s/ DEVIN W. STOCKFISH
Devin W. Stockfish President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated February 17, 2023.

/s/ DEVIN W. STOCKFISH	/s/ DAVID M. WOLD
Devin W. Stockfish Principal Executive Officer and Director	David M. Wold Principal Financial and Accounting Officer

/s/ KIM WILLIAMS	/s/ SARA GROOTWASSINK LEWIS
Kim Williams Director	Sara Grootwassink Lewis Director

/s/ RICK R. HOLLEY	/s/ NICOLE W. PIASECKI
Rick R. Holley Chairman of the Board and Director	Nicole W. Piasecki Director

/s/ AL MONACO	/s/ LAWRENCE A. SELZER
Al Monaco Director	Lawrence A. Selzer Director

/s/ DEIDRA C. MERRIWETHER	/s/ MARK A. EMMERT
Deidra C. Merriwether Director	Mark A. Emmert Director

WEYERHAEUSER COMPANY > 2022 ANNUAL REPORT AND FORM 10-K 106