Form 10-Q
period 2023-03-31
WEYERHAEUSER CO
filed 2023-04-28
CIK 106535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO ______

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

As of April 24, 2023, 732,296 thousand shares of the registrant’s common stock ($1.25 par value) were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	MARCH 2023	MARCH 2022
Net sales (Note 3)	$1,881	$3,112
Costs of sales	1,512	1,647
Gross margin	369	1,465
Selling expenses	22	23
General and administrative expenses	101	92
Other operating costs, net (Note 13)	10	6
Operating income	236	1,344
Non-operating pension and other post-employment benefit costs (Note 6)	(9)	(15)
Interest income and other	12	(1)
Interest expense, net of capitalized interest	(66)	(72)
Loss on debt extinguishment (Note 8)	—	(276)
Earnings before income taxes	173	980
Income taxes (Note 14)	(22)	(209)
Net earnings	$151	$771

Earnings per share, basic and diluted (Note 4)	$0.21	$1.03
Weighted average shares outstanding (in thousands) (Note 4):
Basic	733,163	747,507
Diluted	733,546	748,823

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2023	MARCH 2022
Net earnings	$151	$771
Other comprehensive income:
Foreign currency translation adjustments	—	16
Changes in unamortized actuarial loss, net of tax expense of $2 and $5	7	13
Changes in unamortized net prior service credit, net of tax expense of $0 and $1	—	—
Total other comprehensive income	7	29
Total comprehensive income	$158	$800

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PAR VALUE	MARCH 31, 2023	DECEMBER 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$797	$1,581
Receivables, net	440	357
Receivables for taxes	28	42
Inventories (Note 5)	586	550
Prepaid expenses and other current assets	202	216
Total current assets	2,053	2,746
Property and equipment, less accumulated depreciation of $3,759 and $3,710	2,157	2,171
Construction in progress	222	222
Timber and timberlands at cost, less depletion	11,564	11,604
Minerals and mineral rights, less depletion	211	214
Deferred tax assets	8	8
Other assets	365	375
Total assets	$16,580	$17,340
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt (Note 8)	$981	$982
Accounts payable	266	247
Accrued liabilities (Note 7)	403	511
Total current liabilities	1,650	1,740
Long-term debt, net (Note 8)	4,072	4,071
Deferred tax liabilities	101	96
Deferred pension and other post-employment benefits (Note 6)	346	344
Other liabilities	335	340
Total liabilities	6,504	6,591
Commitments and contingencies (Note 10)
Equity:
Common shares: $1.25 par value; authorized 1,360 million shares; issued and outstanding: 732,507 thousand shares at March 31, 2023 and 732,794 thousand shares at December 31, 2022	916	916
Other capital	7,662	7,691
Retained earnings	1,738	2,389
Accumulated other comprehensive loss (Note 11)	(240)	(247)
Total equity	10,076	10,749
Total liabilities and equity	$16,580	$17,340

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2023	MARCH 2022
Cash flows from operations:
Net earnings	$151	$771
Noncash charges (credits) to earnings:
Depreciation, depletion and amortization	126	122
Basis of real estate sold	33	31
Deferred income taxes, net	3	14
Pension and other post-employment benefits (Note 6)	15	25
Share-based compensation expense (Note 12)	8	8
Loss on debt extinguishment (Note 8)	—	276
Change in:
Receivables, net	(83)	(238)
Receivables and payables for taxes	14	110
Inventories	(36)	(87)
Prepaid expenses and other current assets	(9)	(1)
Accounts payable and accrued liabilities	(87)	(62)
Pension and post-employment benefit contributions and payments	(6)	(4)
Other	(3)	(8)
Net cash from operations	126	957
Cash flows from investing activities:
Capital expenditures for property and equipment	(50)	(50)
Capital expenditures for timberlands reforestation	(21)	(20)
Acquisition of timberlands	—	(18)
Other	2	1
Net cash from investing activities	(69)	(87)
Cash flows from financing activities:
Cash dividends on common shares	(799)	(1,218)
Net proceeds from issuance of long-term debt (Note 8)	—	881
Payments on long-term debt (Note 8)	—	(1,203)
Proceeds from exercise of stock options	2	12
Repurchases of common shares (Note 4)	(34)	(118)
Other	(10)	(18)
Net cash from financing activities	(841)	(1,664)
Net change in cash, cash equivalents and restricted cash	(784)	(794)
Cash, cash equivalents and restricted cash at beginning of period	1,581	1,999
Cash, cash equivalents and restricted cash at end of period	$797	$1,205
Cash paid (received) during the period for:
Interest, net of amount capitalized of $1 and $1	$57	$78
Income taxes, net of refunds	$6	$85

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(UNAUDITED)

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	MARCH 2023	MARCH 2022
Common shares:
Balance at beginning of period	$916	$934
Issued for exercise of stock options and vested units	1	2
Repurchases of common shares (Note 4)	(1)	(4)
Balance at end of period	916	932
Other capital:
Balance at beginning of period	7,691	8,181
Issued for exercise of stock options	2	11
Repurchases of common shares (Note 4)	(34)	(117)
Share-based compensation	8	8
Other transactions, net	(5)	(7)
Balance at end of period	7,662	8,076
Retained earnings:
Balance at beginning of period	2,389	2,131
Net earnings	151	771
Dividends on common shares	(802)	(1,223)
Balance at end of period	1,738	1,679
Accumulated other comprehensive loss:
Balance at beginning of period	(247)	(479)
Other comprehensive income	7	29
Balance at end of period (Note 11)	(240)	(450)
Total equity:
Balance at end of period	$10,076	$10,237

Dividends paid per common share	$1.09	$1.63

See accompanying Notes to Consolidated Financial Statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE QUARTERS ENDED MARCH 31, 2023 AND 2022

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

The accompanying unaudited Consolidated Financial Statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Except as otherwise disclosed in these Notes to Consolidated Financial Statements, such adjustments are of a normal, recurring nature. The Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements. Certain information and footnote disclosures normally included in our annual Consolidated Financial Statements have been condensed or omitted. These quarterly Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022. Results of operations for interim periods should not necessarily be regarded as indicative of the results that may be expected for the full year.

NOTE 2: BUSINESS SEGMENTS

We are principally engaged in growing and harvesting timber; manufacturing, distributing and selling products made from trees; maximizing the value of our acreage through the sale of higher and better use (HBU) properties; and monetizing the value of surface and subsurface assets through leases and royalties. Our business segments are organized based primarily on products and services which include:

●
Timberlands – Logs, timber, recreational leases and other products;
●
Real Estate, Energy and Natural Resources (Real Estate & ENR) – Real Estate (sales of timberlands) and ENR (rights to explore for and extract hard minerals, construction materials, natural gas, and wind and solar resources) and
●
Wood Products – Structural lumber, oriented strand board, engineered wood products and building materials distribution.

A reconciliation of our business segment information to the respective information in the Consolidated Statement of Operations is as follows:

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2023	MARCH 2022
Sales to unaffiliated customers:
Timberlands	$462	$465
Real Estate & ENR	101	128
Wood Products	1,318	2,519
	1,881	3,112
Intersegment sales:
Timberlands	142	161

Total sales	2,023	3,273
Intersegment eliminations	(142)	(161)
Total	$1,881	$3,112
Net contribution (charge) to earnings:
Timberlands	$120	$182
Real Estate & ENR	53	81
Wood Products	95	1,182
	268	1,445
Unallocated items(1)	(29)	(117)
Net contribution to earnings	239	1,328
Interest expense, net of capitalized interest	(66)	(72)
Loss on debt extinguishment	—	(276)
Earnings before income taxes	173	980
Income taxes	(22)	(209)
Net earnings	$151	$771
(1)
Unallocated items are gains or charges not related to, or allocated to, an individual operating segment. They include all or a portion of items such as share-based compensation, pension and post-employment costs, elimination of intersegment profit in inventory and LIFO, foreign exchange transaction gains and losses, interest income and other as well as legacy obligations.

NOTE 3: REVENUE RECOGNITION

A reconciliation of revenue recognized by our major products:

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2023	MARCH 2022
Net sales to unaffiliated customers:
Timberlands segment
Delivered logs:
West
Domestic sales	$93	$113
Export grade sales	136	146
Subtotal West	229	259
South	168	154
North	17	15
Subtotal delivered logs sales	414	428
Stumpage and pay-as-cut timber	16	9
Recreational and other lease revenue	18	17
Other(1)	14	11
Net sales attributable to Timberlands segment	462	465
Real Estate & ENR segment
Real estate	72	97
Energy and natural resources	29	31
Net sales attributable to Real Estate & ENR segment	101	128
Wood Products segment
Structural lumber	515	1,206
Oriented strand board	208	564
Engineered solid section	169	196
Engineered I-joists	87	137
Softwood plywood	41	58
Medium density fiberboard	38	48
Complementary building products	163	215
Other(2)	97	95
Net sales attributable to Wood Products segment	1,318	2,519
Total net sales	$1,881	$3,112

(1)
Other Timberlands sales include sales of seeds and seedlings from our nursery operations as well as wood chips.
(2)
Other Wood Products sales include wood chips, other byproducts and third-party residual log sales from our Canadian Forestlands operations.

NOTE 4: NET EARNINGS PER SHARE AND SHARE REPURCHASES

Our basic and diluted earnings per share were:

●
$0.21 during first quarter 2023 and
●
$1.03 during first quarter 2022.

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

	QUARTER ENDED
SHARES IN THOUSANDS	MARCH 2023	MARCH 2022
Weighted average common shares outstanding – basic	733,163	747,507
Dilutive potential common shares:
Stock options	137	384
Restricted stock units	27	420
Performance share units	219	512
Total effect of outstanding dilutive potential common shares	383	1,316
Weighted average common shares outstanding – dilutive	733,546	748,823

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

	QUARTER ENDED
SHARES IN THOUSANDS	MARCH 2023	MARCH 2022
Stock options	610	—
Performance share units	860	693

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

We repurchased 1,115,560 common shares for approximately $35 million (including transaction fees) under the 2021 Repurchase Program during first quarter 2023. As of March 31, 2023, we had remaining authorization of $342 million for future share repurchases. During first quarter 2022, we repurchased 3,197,675 common shares for approximately $121 million (including transaction fees) under the 2021 Repurchase Program.

All common stock repurchases under the 2021 Repurchase Program were made in open-market transactions. We record share repurchases upon trade date as opposed to the settlement date when cash is disbursed. We record a liability for repurchases that have not yet been settled as of period end. There were 27,139 unsettled shares (approximately $1 million) as of March 31, 2023 and 223,548 unsettled shares (approximately $7 million) as of December 31, 2022.

NOTE 5: INVENTORIES

Inventories include raw materials, work-in-process and finished goods, as well as materials and supplies.

DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2023	DECEMBER 31, 2022
LIFO inventories:
Logs	$32	$32
Lumber, plywood, panels and fiberboard	71	61
Other products	9	9
Moving average cost or FIFO inventories:
Logs	78	56
Lumber, plywood, panels, fiberboard and engineered wood products	119	122
Other products	140	140
Materials and supplies	137	130
Total	$586	$550

LIFO – the last-in, first-out method – applies to major inventory products held at our U.S. locations. The moving average cost method or FIFO – the first-in, first-out method – applies to the balance of our U.S. raw material and product inventories, all material and supply inventories and all foreign inventories.

NOTE 6: PENSION AND OTHER POST-EMPLOYMENT BENEFIT PLANS

The components of net periodic benefit cost are:

	PENSION
	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2023	MARCH 2022
Service cost	$6	$10
Interest cost	30	27
Expected return on plan assets	(30)	(39)
Amortization of actuarial loss	8	24
Amortization of prior service cost	—	1
Total net periodic benefit cost – pension	$14	$23

	OTHER POST-EMPLOYMENT BENEFITS
	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2023	MARCH 2022
Interest cost	$1	$1
Amortization of actuarial loss	—	1
Amortization of prior service credit	—	—
Total net periodic benefit cost – other post-employment benefits	$1	$2

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

NOTE 7: ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2023	DECEMBER 31, 2022
Compensation and employee benefit costs	$147	$201
Current portion of lease liabilities	21	22
Customer rebates, volume discounts and deferred income	83	132
Interest	72	69
Taxes payable	24	23
Other	56	64
Total	$403	$511

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

In March 2023, we entered into a new $1.5 billion five-year senior unsecured revolving credit facility, which expires in March 2028 and replaced the existing facility which was set to expire in January 2025. Borrowings will bear interest at a floating rate based on either the adjusted term Secured Overnight Financing Rate (SOFR) plus a spread or a mutually agreed upon base rate plus a spread. We had no outstanding borrowings on our credit facility as of March 31, 2023 and December 31, 2022.

NOTE 9: FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value and carrying value of our long-term debt consisted of the following:

DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2023	DECEMBER 31, 2022
Long-term fixed rate debt (including current maturities):
Carrying value	$5,053	$5,053
Fair value (level 2)	$5,048	$4,918

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

As of March 31, 2023, our total accrual for future estimated remediation costs on active Superfund sites and other sites for which we are potentially responsible was approximately $65 million. These amounts are recorded in "Accrued liabilities" and "Other liabilities" on our Consolidated Balance Sheet.

NOTE 11: ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in amounts included in our accumulated other comprehensive loss by component are:

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2023	MARCH 2022
Pension(1)
Balance at beginning of period	$(458)	$(720)
Other comprehensive income (loss) before reclassifications	1	(8)
Amounts reclassified from accumulated other comprehensive loss to earnings(2)	6	19
Total other comprehensive income	7	11
Balance at end of period	$(451)	$(709)
Other post-employment benefits(1)
Balance at beginning of period	$20	$(2)
Other comprehensive income before reclassifications	—	1
Amounts reclassified from accumulated other comprehensive loss to earnings(2)	—	1
Total other comprehensive income	—	2
Balance at end of period	$20	$—
Translation adjustments and other
Balance at beginning of period	$191	$243
Translation adjustments	—	16
Total other comprehensive income	—	16
Balance at end of period	191	259
Accumulated other comprehensive loss, end of period	$(240)	$(450)
(1)
Amounts presented are net of tax.
(2)
Amounts of actuarial loss and prior service (cost) credit are components of net periodic benefit cost (credit). See Note 6: Pension and Other Post-Employment Benefit Plans.

NOTE 12: SHARE-BASED COMPENSATION

Share-based compensation activity during first quarter 2023 included the following:

SHARES IN THOUSANDS	GRANTED	VESTED
Restricted stock units (RSUs)	835	746
Performance share units (PSUs)	392	228

A total of 829 thousand shares of common stock were issued as a result of RSU vestings, PSU vestings and stock option exercises.

Restricted Stock Units

The weighted average fair value of the RSUs granted in 2023 was $33.91. The vesting provisions for RSUs granted in 2023 were consistent with prior year grants.

Performance Share Units

The weighted average grant date fair value of PSUs granted in 2023 was $37.58. The final number of shares granted in 2023 will vest between a range of 0 percent to 150 percent of each grant's target, depending upon actual company performance compared against an industry peer group. PSUs granted in 2023 will vest at a maximum of 100 percent of target value in the event of negative absolute company total shareholder return.

Weighted Average Assumptions Used in Estimating the Value of Performance Share Units Granted in 2023

PERFORMANCE SHARE UNITS
Performance period	2/09/2023 – 12/31/2025
Valuation date average stock price(1)	$33.96
Expected dividends	2.25%
Risk-free rate	4.21% – 4.66%
Expected volatility	29.26% – 40.19%
(1)
Calculated as an average of the high and low prices on grant date.

NOTE 13: OTHER OPERATING COSTS, NET

Other operating costs, net were comprised of the following:

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2023	MARCH 2022
Foreign exchange losses (gains), net	$1	$(1)
Litigation expense, net	1	4
Research and development expenses	2	1
Other, net	6	2
Total other operating costs, net	$10	$6

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

The quarterly provision for income taxes is based on our current estimate of the annual effective tax rate and is adjusted for discrete taxable events that have occurred during the year. Our 2023 estimated annual effective tax rate, excluding discrete items, differs from the U.S. federal statutory tax rate of 21 percent primarily due to state and foreign income taxes and tax benefits associated with our nontaxable REIT earnings.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This report contains statements concerning our future results and performance that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include, without limitation, statements relating to: our expected future financial and operating performance; our plans, strategies, intentions and expectations; estimates of invested pension plan assets; our capital structure and the sufficiency of our liquidity position to meet future cash requirements; compliance with covenants in our debt agreements; our expectations concerning our contingent liabilities and the sufficiency of related reserves and accruals including, but not limited to, cost estimates of future litigation and environmental remediation; expected capital expenditures; market and general economic conditions, including related influencing factors such as the trajectory of U.S. housing activity, repair and remodel activity, inflation trends and interest rates; our expectations about our future opportunities in emerging carbon offset and carbon capture and storage markets; and assumptions used in valuing incentive compensation and related expense.

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
●
changes in accounting principles; and
●
other risks and uncertainties described in this report under Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and in our 2022 Annual Report on Form 10-K, as well as those set forth from time to time in our other public statements, reports, registration statements, prospectuses, information statements and other filings with the SEC.

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

ECONOMIC AND MARKET CONDITIONS AFFECTING OUR OPERATIONS

Our market conditions and the strength of the broader U.S. economy are, and will continue to be, influenced by the trajectory of activity in the U.S. housing and repair and remodel segments, inflation trends and interest rates. The demand for sawlogs within our Timberlands segment is directly affected by domestic production of wood-based building products. The strength of the U.S. housing market, particularly new residential construction, strongly affects demand in our Wood Products segment, as does repair and remodeling activity. Seasonal weather patterns impact the level of construction activity in the U.S., which in turn affects demand for our logs and wood products. Our Timberlands segment, specifically the Western region, is also affected by export demand and trade policy. Japanese housing starts are a key driver of export log demand in Japan. The demand for pulpwood from our Timberlands segment is directly affected by the production of pulp, paper and oriented strand board (OSB) as well as the demand for biofuels, such as wood-burning pellets made from pulpwood. Our Timberlands segment is also influenced by the availability of harvestable timber. In general, Western log markets are highly tensioned by available supply, while Southern log markets have more available supply. However, additional mill capacity being added in the U.S. South has led to tightening of markets in certain geographies. Our Real Estate, Energy and Natural Resources segment is affected by a variety of factors, including the general state of the economy, local real estate market conditions, the level of construction activity in the U.S. and evolution of emerging renewable energy and carbon-related markets.

While underlying longer-term fundamentals remain favorable for construction of new housing in the U.S., home sales and building activity have slowed due in part to higher mortgage interest rates, reduced affordability and general macroeconomic conditions. On a seasonally adjusted annual basis, as reported by the U.S. Census Bureau, housing starts for first quarter 2023 averaged 1.4 million units, a 0.2 percent decrease from fourth quarter 2022. Single-family starts averaged 841 thousand units, a 1.0 percent decrease from fourth quarter 2022. Multi-family starts averaged 555 thousand units in first quarter 2023, which was a 1.1 percent increase from fourth quarter 2022. Sales of newly built, single-family homes averaged a seasonally adjusted annual rate of 651 thousand units for first quarter 2023, an increase of 9.0 percent from the prior quarter. Over the medium to long-term, we expect a favorable U.S. housing construction market supported by strong demographics in the key homebuying age cohorts, a decade of underbuilding and a historically low housing inventory.

Repair and remodeling expenditures decreased by 1.3 percent from fourth quarter 2022 to first quarter 2023 according to the Census Bureau Advance Retail Spending report. Do-it-yourself activity has been returning to more normalized levels while professionally contracted activities have benefited from larger projects and increases in home equity levels. Over the longer term, we expect this sector to return to pre-pandemic growth trends with healthy household balance sheets, elevated home equity and an aging U.S. housing stock with a median age of 43 years.

In U.S. wood product markets, demand continued to be affected by softening in the housing market and a more uncertain economic environment during first quarter 2023. The Random Lengths Framing Lumber Composite price averaged $412/MBF and the OSB Composite averaged $297/MSF in first quarter 2023. Over the course of the first quarter, prices increased from $380/MBF to $417/MBF for lumber and from $288/MSF to $297/MSF for OSB.

In Western log markets, Douglas fir sawlog prices fell by 6.3 percent in first quarter 2023 compared with fourth quarter 2022 as reported by RISI Log Lines based on Weyerhaeuser’s sales mix. Overall, domestic prices in the West fell moderately as a result of lower lumber prices, partially offset by continued constraints in log supply. In the South, delivered sawlog prices decreased by 2.9 percent in first quarter 2023 compared to fourth quarter 2022 and declined 0.8 percent from first quarter 2022 as reported by Timber Mart-South, as log and haul capacity constraints eased somewhat.

Currency exchange rates, available supply from other countries and trade policy affect our export businesses. During first quarter 2023, end use demand softened in export markets, partially offset by continued disruptions in global log and lumber supply. In Japan, total housing starts increased 3.0 percent year to date through February compared to the same period in 2022, while the key Post and Beam segment saw a 5.8 percent decrease. An increase in lumber imports to Japan from Europe placed downward pressure on market conditions. China demand has improved from low levels but remains subdued due to general economic conditions. However, constrained supply from other countries, particularly Russia, supported demand from U.S. producers.

Interest rates affect our business primarily through their impact on mortgage rates and housing affordability, their general impact on the economy, and their influence on our capital management activities. Actions by the U.S. Federal Reserve, the overall condition of the economy, and fluctuations in financial markets are all factors that influence long-term interest rates. 30-year mortgage rates, which are correlated with long-term interest rates, decreased from 6.4 percent at the end of fourth quarter 2022 to 6.3 percent at the end of first quarter 2023. While mortgage rates fell over the quarter and from a high of over 7 percent in November 2022, the rapid increase in mortgage rates since the end of 2021 has had a negative impact on home affordability and reduced demand for homebuying. A modest reduction in rates in January and February resulted in a moderate increase in buyer interest and sales for both new and existing homes.

Increased inflation affects the cost of our operations across each of our business segments, including costs for raw materials, transportation, energy and labor. The Consumer Price Index increased 5.0 percent year over year in March 2023, primarily due to demand and supply for goods and services, fluctuations in labor markets, and monetary policy set by the U.S. Federal Reserve. While we can offset some of the impacts of inflation through our sales activities, our operational excellence initiatives and our procurement practices, not all of the costs associated with inflation can be fully mitigated or passed on to the consumer.

The condition of the labor market affects all of our businesses as it relates to our ability to attract and retain employees and contractors. The unemployment rate of 3.5 percent in March 2023 remained near historically low levels and was unchanged from the end of fourth quarter 2022. Labor force participation has increased to 62.6 percent in March 2023, from 62.4 percent in March 2022, but this remains below pre-pandemic levels of over 63 percent.

Governments and businesses across the globe are taking action on climate change and are making significant commitments towards decarbonizing operations and reducing greenhouse gas emissions to net zero. Achieving these commitments will require governments and companies to take major steps to modify operations, invest in low-carbon activities and purchase offsets to reduce environmental impacts. We believe we are uniquely positioned to help entities achieve these commitments through natural climate solutions, including forest carbon sequestration, carbon capture and storage and renewable energy activities.

CONSOLIDATED RESULTS

How We Did First Quarter 2023

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	MARCH 2023	MARCH 2022	2023 VS. 2022
Net sales	$1,881	$3,112	$(1,231)
Costs of sales	$1,512	$1,647	$(135)
Operating income	$236	$1,344	$(1,108)
Net earnings	$151	$771	$(620)
Earnings per share, basic and diluted	$0.21	$1.03	$(0.82)

Comparing First Quarter 2023 with First Quarter 2022

Net sales

Net sales decreased $1,231 million – 40 percent – primarily due to a $1,201 million decrease in Wood Products sales to unaffiliated customers attributable to decreased sales realizations for structural lumber, oriented strand board and softwood plywood, as well as decreased sales volumes for complementary building products, engineered I-joists, engineered solid section and medium density fiberboard.

Costs of sales

Costs of sales decreased $135 million – 8 percent – primarily due to a $117 million decrease in Wood Products attributable to decreased sales volumes for complementary building products, engineered I-joists, engineered solid section and medium density fiberboard.

Operating income

Operating income decreased $1,108 million – 82 percent – primarily due to a $1,096 million decrease in consolidated gross margin (see discussion of components above).

Net earnings

Net earnings decreased $620 million – 80 percent – primarily due to the $1,108 million decrease in operating income, as discussed above.

This decrease in operating income was partially offset by a $276 million pretax charge ($207 million after-tax) related to the early extinguishment of debt in first quarter 2022 (refer to Note 8: Long-Term Debt and Line of Credit), as well as a $187 million decrease in income tax expense (refer to Income Taxes).

TIMBERLANDS

How We Did First Quarter 2023

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2023	MARCH 2022	2023 VS. 2022
Net sales to unaffiliated customers:
Delivered logs:
West	$229	$259	$(30)
South	168	154	14
North	17	15	2
Subtotal delivered logs sales	414	428	(14)
Stumpage and pay-as-cut timber	16	9	7
Recreational and other lease revenue	18	17	1
Other(1)	14	11	3
Subtotal net sales to unaffiliated customers	462	465	(3)
Intersegment sales	142	161	(19)
Total sales	$604	$626	$(22)
Costs of sales	$461	$423	$38
Operating income and Net contribution to earnings	$120	$182	$(62)
(1)
Other Timberlands sales include sales of seeds and seedlings from our nursery operations as well as wood chips.

Comparing First Quarter 2023 with First Quarter 2022

Net sales to unaffiliated customers

Net sales to unaffiliated customers decreased $3 million – 1 percent – primarily due to a $30 million decrease in Western log sales attributable to a 15 percent decrease in sales realizations, partially offset by a 4 percent increase in sales volumes. This decrease was partially offset by a $14 million increase in Southern log sales attributable to a 6 percent increase in sales volumes and a 3 percent increase in sales realizations, as well as a $7 million increase in stumpage and pay-as-cut timber sales attributable to increased log volumes.

Intersegment sales

Intersegment sales decreased $19 million – 12 percent – primarily due to a 9 percent decrease in sales realizations, as well as a 3 percent decrease in sales volumes.

Costs of sales

Costs of sales increased $38 million – 9 percent – primarily due to increased logging and hauling costs, as well as increased sales volumes, as discussed above.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings decreased $62 million – 34 percent – primarily due to the change in the components of gross margin, as discussed above.

Third-Party Log Sales Volumes and Fee Harvest Volumes

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	MARCH 2023	MARCH 2022	2023 VS. 2022
Third-party log sales – tons:
West(1)	1,674	1,604	70
South	4,386	4,135	251
North	204	210	(6)
Total	6,264	5,949	315
Fee harvest volumes – tons:
West(1)	2,245	2,240	5
South	6,432	5,842	590
North	285	278	7
Total	8,962	8,360	602
(1)
Western logs are primarily transacted in thousand board feet (MBF) but are converted to ton equivalents for external reporting purposes.

REAL ESTATE, ENERGY AND NATURAL RESOURCES

How We Did First Quarter 2023

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2023	MARCH 2022	2023 VS. 2022
Net sales:
Real estate	$72	$97	$(25)
Energy and natural resources	29	31	(2)
Total	$101	$128	$(27)
Costs of sales	$41	$41	$—
Operating income and Net contribution to earnings	$53	$81	$(28)

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

Comparing First Quarter 2023 with First Quarter 2022

Net sales

Net sales decreased $27 million – 21 percent – primarily due to a decrease in acres sold, as well as a decrease in the average price per acre sold.

Costs of sales

Costs of sales remained consistent due to the mix of acres sold.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings decreased $28 million – 35 percent – primarily due to the change in the components of gross margin, as discussed above.

REAL ESTATE SALES STATISTICS

	QUARTER ENDED		AMOUNT OF CHANGE
	MARCH 2023	MARCH 2022	2023 VS. 2022
Acres sold	20,753	24,126	(3,373)
Average price per acre	$3,241	$3,785	$(544)

WOOD PRODUCTS

How We Did First Quarter 2023

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2023	MARCH 2022	2023 VS. 2022
Net sales:
Structural lumber	$515	$1,206	$(691)
Oriented strand board	208	564	(356)
Engineered solid section	169	196	(27)
Engineered I-joists	87	137	(50)
Softwood plywood	41	58	(17)
Medium density fiberboard	38	48	(10)
Complementary building products	163	215	(52)
Other products produced(1)	97	95	2
Total	$1,318	$2,519	$(1,201)
Costs of sales	$1,159	$1,276	$(117)
Operating income and Net contribution to earnings	$95	$1,182	$(1,087)
(1)
Other products produced sales include wood chips, other byproducts and third-party residual log sales from our Canadian Forestlands operations.

Comparing First Quarter 2023 with First Quarter 2022

Net sales

Net sales decreased $1,201 million – 48 percent – due to:

●
a $691 million decrease in structural lumber sales attributable to a 57 percent decrease in sales realizations, as well as a 1 percent decrease in sales volumes;
●
a $356 million decrease in oriented strand board sales attributable to a 66 percent decrease in sales realizations, partially offset by an 8 percent increase in sales volumes;
●
a $52 million decrease in complementary building products sales attributable to decreased sales volumes;
●
a $50 million decrease in engineered I-joists sales attributable to a 41 percent decrease in sales volumes, partially offset by a 7 percent increase in sales realizations;
●
a $27 million decrease in engineered solid section sales attributable to an 18 percent decrease in sales volumes, partially offset by a 6 percent increase in sales realizations;
●
a $17 million decrease in softwood plywood sales attributable to a 37 percent decrease in sales realizations, partially offset by an 11 percent increase in sales volumes and
●
a $10 million decrease in medium density fiberboard sales attributable to a 34 percent decrease in sales volumes, partially offset by a 21 percent increase in sales realizations.

Costs of sales

Costs of sales decreased $117 million – 9 percent – primarily due to decreased sales volumes for complementary building products, engineered I-joists, engineered solid section and medium density fiberboard, as discussed above.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings decreased $1,087 million – 92 percent – primarily due to the change in the components of gross margin, as discussed above.

Third-Party Sales Volumes

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS(1)	MARCH 2023	MARCH 2022	2023 VS. 2022
Structural lumber – board feet	1,144	1,157	(13)
Oriented strand board – square feet (3/8”)	773	717	56
Engineered solid section – cubic feet	4.7	5.7	(1.0)
Engineered I-joists – lineal feet	27	46	(19)
Softwood plywood – square feet (3/8”)	83	75	8
Medium density fiberboard – square feet (3/4”)	29	44	(15)
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

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS	MARCH 2023	MARCH 2022	2023 VS. 2022
Structural lumber – board feet:
Production	1,143	1,203	(60)
Outside purchase	39	42	(3)
Total	1,182	1,245	(63)
Oriented strand board – square feet (3/8”):
Production	761	739	22
Outside purchase	17	70	(53)
Total	778	809	(31)
Engineered solid section – cubic feet:
Production	4.6	5.7	(1.1)
Outside purchase	2.0	0.2	1.8
Total	6.6	5.9	0.7
Engineered I-joists – lineal feet:
Production	25	44	(19)
Outside purchase	—	2	(2)
Total	25	46	(21)
Softwood plywood – square feet (3/8”):
Production	74	66	8
Outside purchase	12	10	2
Total	86	76	10
Medium density fiberboard – square feet (3/4"):
Production	34	44	(10)
Total	34	44	(10)

UNALLOCATED ITEMS

Unallocated items are gains or charges not related to, or allocated to, an individual operating segment. They include all or a portion of items such as share-based compensation, pension and post-employment costs, elimination of intersegment profit in inventory and LIFO, foreign exchange transaction gains and losses, interest income and other as well as legacy obligations.

Net Charge to Earnings – Unallocated Items

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2023	MARCH 2022	2023 VS. 2022
Unallocated corporate function and variable compensation expense	$(27)	$(31)	$4
Liability classified share-based compensation	—	1	(1)
Foreign exchange loss	(1)	—	(1)
Elimination of intersegment profit in inventory and LIFO	9	(59)	68
Other	(13)	(12)	(1)
Operating loss	(32)	(101)	69
Non-operating pension and other post-employment benefit costs	(9)	(15)	6
Interest income and other	12	(1)	13
Net charge to earnings	$(29)	$(117)	$88

Comparing First Quarter 2023 with First Quarter 2022

Net charge to earnings decreased $88 million – 75 percent – primarily due to a $68 million decrease in elimination of intersegment profit in inventory and LIFO and a $13 million increase in interest income and other due to an increase in the interest rate on our cash and investment accounts.

INTEREST EXPENSE

Our interest expense, net of capitalized interest, was:

●
$66 million for first quarter 2023 and
●
$72 million for first quarter 2022.

Interest expense decreased by $6 million compared to first quarter 2022 primarily due to a series of transactions in March 2022 that lowered our weighted average interest rate and extended our weighted average maturity.

Refer to Note 8: Long-Term Debt and Line of Credit for further information.

INCOME TAXES

Our provision for income taxes was:

●
a $22 million expense for first quarter 2023 and
●
a $209 million expense for first quarter 2022.

Income tax expense decreased by $187 million compared to first quarter 2022 primarily due to a decrease in our TRS earnings in first quarter 2023, as well as a decrease in our estimated annual effective tax rate.

Refer to Note 14: Income Taxes for further information.

LIQUIDITY AND CAPITAL RESOURCES

We are committed to maintaining an appropriate capital structure that provides flexibility and enables us to protect the interests of our shareholders and meet our obligations to our lenders, while also maintaining access to all major financial markets. As of March 31, 2023, we had approximately $800 million in cash and cash equivalents and $1.5 billion of availability on our line of credit, which expires in March 2028. We believe we have sufficient liquidity to meet our cash requirements for the foreseeable future.

CASH FROM OPERATIONS

Consolidated net cash from operations was:

●
$126 million for first quarter 2023 and
●
$957 million for first quarter 2022.

Net cash from operations decreased $831 million primarily due to decreased cash inflows from our business operations. This change was partially offset by a $79 million decrease in cash paid for income taxes, as well as a $21 million decrease in cash used for interest payments.

CASH FROM INVESTING ACTIVITIES

Consolidated net cash from investing activities was:

●
$(69) million for first quarter 2023 and
●
$(87) million for first quarter 2022.

Net cash from investing activities increased $18 million primarily due to an $18 million decrease in cash paid for acquisition of timberlands.

Summary of Capital Spending by Business Segment

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2023	MARCH 2022
Timberlands	$26	$30
Wood Products	43	39
Unallocated Items	2	1
Total	$71	$70

We anticipate our capital expenditures for 2023 to be approximately $440 million. The amount we spend on capital expenditures could change.

CASH FROM FINANCING ACTIVITIES

Consolidated net cash from financing activities was:

●
$(841) million for first quarter 2023 and
●
$(1,664) million for first quarter 2022.

Net cash from financing activities increased $823 million, primarily due to:

●
a $419 million decrease in cash used for payments of dividends;
●
a $322 million decrease in net cash used for payments on long-term debt and
●
an $84 million decrease in cash used for repurchases of common stock.

Line of Credit

In March 2023, we entered into a new $1.5 billion five-year senior unsecured revolving credit facility, which expires in March 2028 and replaced the existing facility which was set to expire in January 2025. Borrowings will bear interest at a floating rate based on either the adjusted term SOFR plus a spread or a mutually agreed upon base rate plus a spread. We had no outstanding borrowings on our $1.5 billion five-year senior unsecured revolving credit facility as of March 31, 2023 or December 31, 2022.

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

Refer to Note 8: Long-Term Debt and Line of Credit for further information.

Debt Covenants

As of March 31, 2023, Weyerhaeuser Company was in compliance with its debt covenants. There have been no significant changes to the debt covenants presented in our 2022 Annual Report on Form 10-K for our long-term debt instruments, and we expect to remain in compliance with our debt covenants for the foreseeable future.

Option Exercises

We received cash proceeds from the exercise of stock options of:

●
$2 million for first quarter 2023 and
●
$12 million for first quarter 2022.

Our average stock price was $31.52 and $39.65 for first quarter 2023 and 2022, respectively.

Dividend Payments

We paid cash dividends on common shares of:

●
$799 million for first quarter 2023 and
●
$1,218 million for first quarter 2022.

The decrease in dividends paid is primarily due to a supplemental dividend of $0.90 per share based on 2022 financial results for a total of $660 million paid in first quarter 2023 in comparison to a supplemental dividend of $1.45 per share based on 2021 financial results for a total of $1,084 million paid in first quarter 2022.

Share Repurchases

We repurchased 1,115,560 common shares for approximately $35 million (including transaction fees) during first quarter 2023 and we repurchased 3,197,675 common shares for approximately $121 million (including transaction fees) during first quarter 2022 under the 2021 Repurchase Program. There were 27,139 unsettled shares (approximately $1 million) as of March 31, 2023 and 223,548 unsettled shares (approximately $7 million) as of December 31, 2022. Refer to Note 4: Net Earnings Per Share and Share Repurchases for further information.

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

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2023	MARCH 2022	2023 VS. 2022
Adjusted EBITDA by Segment:
Timberlands	$188	$247	$(59)
Real Estate & ENR	89	116	(27)
Wood Products	148	1,233	(1,085)
	425	1,596	(1,171)
Unallocated Items	(30)	(99)	69
Adjusted EBITDA	$395	$1,497	$(1,102)

We reconcile Adjusted EBITDA to net earnings for the consolidated company and to operating income (loss) for the business segments, as those are the most directly comparable U.S. GAAP measures for each.

The table below reconciles Adjusted EBITDA for the quarter ended March 31, 2023:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$151
Interest expense, net of capitalized interest					66
Income taxes					22
Net contribution (charge) to earnings	$120	$53	$95	$(29)	$239
Non-operating pension and other post-employment benefit costs	—	—	—	9	9
Interest income and other	—	—	—	(12)	(12)
Operating income (loss)	120	53	95	(32)	236
Depreciation, depletion and amortization	68	3	53	2	126
Basis of real estate sold	—	33	—	—	33
Adjusted EBITDA	$188	$89	$148	$(30)	$395

The table below reconciles Adjusted EBITDA for the quarter ended March 31, 2022:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$771
Interest expense, net of capitalized interest					72
Loss on debt extinguishment(1)					276
Income taxes					209
Net contribution (charge) to earnings	$182	$81	$1,182	$(117)	$1,328
Non-operating pension and other post-employment benefit costs	—	—	—	15	15
Interest income and other	—	—	—	1	1
Operating income (loss)	182	81	1,182	(101)	1,344
Depreciation, depletion and amortization	65	4	51	2	122
Basis of real estate sold	—	31	—	—	31
Adjusted EBITDA	$247	$116	$1,233	$(99)	$1,497
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

Net Earnings Before Special Items

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2023	MARCH 2022
Net earnings	$151	$771
Loss on debt extinguishment	—	207
Net earnings before special items	$151	$978

Net Earnings per Diluted Share Before Special Items

	QUARTER ENDED
	MARCH 2023	MARCH 2022
Net earnings per diluted share	$0.21	$1.03
Loss on debt extinguishment	—	0.28
Net earnings per diluted share before special items	$0.21	$1.31

CRITICAL ACCOUNTING POLICIES

There have been no significant changes during first quarter 2023 to the critical accounting policies presented in our 2022 Annual Report on Form 10-K.

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

Summary of Long-Term Indebtedness Principal Obligations as of March 31, 2023

DOLLAR AMOUNTS IN MILLIONS	2023	2024	2025	2026	2027	THEREAFTER	TOTAL(1)	FAIR VALUE
Fixed-rate debt	$978	$—	$210	$272	$300	$3,333	$5,093	$5,048
Average interest rate	5.44%	—%	8.31%	7.65%	6.95%	4.82%	5.36%	N/A
(1)
Excludes $40 million of unamortized discounts, capitalized debt expense and business combination fair value adjustments.

Item 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The company’s principal executive officer and principal financial officer have concluded that the company’s disclosure controls and procedures were effective as of March 31, 2023, based on an evaluation of the company’s disclosure controls and procedures as of that date.

CHANGES IN INTERNAL CONTROLS

No changes occurred in the company’s internal control over financial reporting during first quarter 2023 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

Item 1A. RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our 2022 Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases of common stock made by the company during first quarter 2023:

COMMON SHARE REPURCHASES DURING FIRST QUARTER 2023	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS
January 1 – January 31	478,583	$31.84	478,583	$361,429,713
February 1 – February 28	239,815	32.37	239,815	353,665,724
March 1 – March 31	397,162	29.86	397,162	341,804,713
Total	1,115,560	$31.25	1,115,560	$341,804,713

On September 22, 2021, we announced that our board had approved a new share repurchase program (the 2021 Repurchase Program) under which we are authorized to repurchase up to $1 billion of outstanding shares. Concurrently, the board terminated the remaining repurchase authorization under the 2019 Repurchase Program.

During first quarter 2023, we repurchased 1,115,560 common shares for approximately $35 million (including transaction fees) under the 2021 Repurchase Program in open-market transactions. Transaction fees incurred for repurchases are not counted as use of funds authorized for repurchases under the 2021 Repurchase Program. As of March 31, 2023, we had remaining authorization of $342 million for future stock repurchases.

Item 6. EXHIBITS

10.1

Revolving Credit Facility Agreement dated as of March 13, 2023, among Weyerhaeuser Company, as Borrower, the lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current report on Form 8-K filed on March 15, 2023 – Commission File Number 1-4825)

10.2

Form of Weyerhaeuser Company 2022 Long-Term Incentive Plan Performance Share Unit Award Terms and Conditions for Plan Year 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 23, 2023 – Commission File Number 1-4825)

10.3

Form of Weyerhaeuser Company 2022 Long-Term Incentive Plan Restricted Stock Unit Award Terms and Conditions for Plan Year 2023 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 23, 2023 – Commission File Number 1-4825)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYERHAEUSER COMPANY
(Registrant)

Date: April 28, 2023	By:	/s/ David M. Wold
David M. Wold
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)