Form 10-Q
period 2023-06-30
WEYERHAEUSER CO
filed 2023-07-28
CIK 106535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

As of July 24, 2023, 730,748 thousand shares of the registrant’s common stock ($1.25 par value) were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	JUNE 2023	JUNE 2022	JUNE 2023	JUNE 2022
Net sales (Note 3)	$1,997	$2,973	$3,878	$6,085
Costs of sales	1,528	1,789	3,040	3,436
Gross margin	469	1,184	838	2,649
Selling expenses	22	23	44	46
General and administrative expenses	108	102	209	194
Other operating costs, net (Note 13)	20	12	30	18
Operating income	319	1,047	555	2,391
Non-operating pension and other post-employment benefit costs (Note 6)	(12)	(11)	(21)	(26)
Interest income and other	18	1	30	—
Interest expense, net of capitalized interest	(70)	(65)	(136)	(137)
Loss on debt extinguishment (Note 8)	—	—	—	(276)
Earnings before income taxes	255	972	428	1,952
Income taxes (Note 14)	(25)	(184)	(47)	(393)
Net earnings	$230	$788	$381	$1,559

Earnings per share, basic and diluted (Note 4)	$0.31	$1.06	$0.52	$2.09
Weighted average shares outstanding (in thousands) (Note 4):
Basic	732,021	744,542	732,599	746,017
Diluted	732,362	745,582	732,961	747,194

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2023	JUNE 2022	JUNE 2023	JUNE 2022
Net earnings	$230	$788	$381	$1,559
Other comprehensive income:
Foreign currency translation adjustments	7	(25)	7	(9)
Changes in unamortized actuarial loss, net of tax expense of $2, $24, $4 and $29	7	77	14	90
Changes in unamortized net prior service credit, net of tax (expense) benefit of $1, $0, $1 and ($1)	1	—	1	—
Total other comprehensive income	15	52	22	81
Total comprehensive income	$245	$840	$403	$1,640

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PAR VALUE	JUNE 30, 2023	DECEMBER 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,095	$1,581
Short-term investments (Note 9)	665	—
Receivables, net	462	357
Receivables for taxes	18	42
Inventories (Note 5)	539	550
Prepaid expenses and other current assets	188	216
Total current assets	2,967	2,746
Property and equipment, less accumulated depreciation of $3,820 and $3,710	2,133	2,171
Construction in progress	260	222
Timber and timberlands at cost, less depletion	11,512	11,604
Minerals and mineral rights, less depletion	207	214
Deferred tax assets	8	8
Other assets	383	375
Total assets	$17,470	$17,340
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt (Note 8)	$980	$982
Accounts payable	254	247
Accrued liabilities (Note 7)	473	511
Total current liabilities	1,707	1,740
Long-term debt, net (Note 8)	4,817	4,071
Deferred tax liabilities	105	96
Deferred pension and other post-employment benefits (Note 6)	348	344
Other liabilities	352	340
Total liabilities	7,329	6,591
Commitments and contingencies (Note 10)
Equity:
Common shares: $1.25 par value; authorized 1,360 million shares; issued and outstanding: 730,850 thousand shares at June 30, 2023 and 732,794 thousand shares at December 31, 2022	914	916
Other capital	7,624	7,691
Retained earnings	1,828	2,389
Accumulated other comprehensive loss (Note 11)	(225)	(247)
Total equity	10,141	10,749
Total liabilities and equity	$17,470	$17,340

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2023	JUNE 2022
Cash flows from operations:
Net earnings	$381	$1,559
Noncash charges (credits) to earnings:
Depreciation, depletion and amortization	252	241
Basis of real estate sold	46	70
Pension and other post-employment benefits (Note 6)	32	44
Share-based compensation expense (Note 12)	17	17
Loss on debt extinguishment (Note 8)	—	276
Other	2	14
Change in:
Receivables, net	(105)	(40)
Receivables and payables for taxes	27	27
Inventories	14	(58)
Prepaid expenses and other current assets	8	(3)
Accounts payable and accrued liabilities	(30)	(15)
Pension and post-employment benefit contributions and payments	(11)	(14)
Other	(11)	(15)
Net cash from operations	622	2,103
Cash flows from investing activities:
Capital expenditures for property and equipment	(119)	(121)
Capital expenditures for timberlands reforestation	(33)	(30)
Acquisition of timberlands (Note 15)	(2)	(283)
Purchase of short-term investments	(664)	—
Other	—	1
Net cash from investing activities	(818)	(433)
Cash flows from financing activities:
Cash dividends on common shares	(938)	(1,352)
Net proceeds from issuance of long-term debt (Note 8)	743	881
Payments on long-term debt (Note 8)	—	(1,203)
Repurchases of common shares (Note 4)	(85)	(259)
Other	(10)	(5)
Net cash from financing activities	(290)	(1,938)
Net change in cash, cash equivalents and restricted cash	(486)	(268)
Cash, cash equivalents and restricted cash at beginning of period	1,581	1,999
Cash, cash equivalents and restricted cash at end of period	$1,095	$1,731
Cash paid during the period for:
Interest, net of amount capitalized of $3 and $3	$127	$149
Income taxes, net of refunds	$18	$354

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	JUNE 2023	JUNE 2022	JUNE 2023	JUNE 2022
Common shares:
Balance at beginning of period	$916	$932	$916	$934
Issued for exercise of stock options and vested units	1	—	2	2
Repurchases of common shares (Note 4)	(3)	(5)	(4)	(9)
Balance at end of period	914	927	914	927
Other capital:
Balance at beginning of period	7,662	8,076	7,691	8,181
Issued for exercise of stock options	—	2	2	13
Repurchases of common shares (Note 4)	(47)	(133)	(81)	(250)
Share-based compensation	9	9	17	17
Other transactions, net	—	—	(5)	(7)
Balance at end of period	7,624	7,954	7,624	7,954
Retained earnings:
Balance at beginning of period	1,738	1,679	2,389	2,131
Net earnings	230	788	381	1,559
Dividends on common shares	(140)	(134)	(942)	(1,357)
Balance at end of period	1,828	2,333	1,828	2,333
Accumulated other comprehensive loss:
Balance at beginning of period	(240)	(450)	(247)	(479)
Other comprehensive income	15	52	22	81
Balance at end of period (Note 11)	(225)	(398)	(225)	(398)
Total equity:
Balance at end of period	$10,141	$10,816	$10,141	$10,816

Dividends paid per common share	$0.19	$0.18	$1.28	$1.81

See accompanying Notes to Consolidated Financial Statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE QUARTERS AND YEAR-TO-DATE PERIODS ENDED JUNE 30, 2023 AND 2022

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
●
Real Estate, Energy and Natural Resources (Real Estate & ENR) – Real Estate (sales of timberlands) and ENR (rights to explore for and extract hard minerals, construction materials, natural gas production, and wind and solar); and
●
Wood Products – Structural lumber, oriented strand board, engineered wood products and building materials distribution.

A reconciliation of our business segment information to the respective information in the Consolidated Statement of Operations is as follows:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2023	JUNE 2022	JUNE 2023	JUNE 2022
Sales to unaffiliated customers:
Timberlands	$417	$515	$879	$980
Real Estate & ENR	80	117	181	245
Wood Products	1,500	2,341	2,818	4,860
	1,997	2,973	3,878	6,085
Intersegment sales:
Timberlands	150	156	292	317

Total sales	2,147	3,129	4,170	6,402
Intersegment eliminations	(150)	(156)	(292)	(317)
Total	$1,997	$2,973	$3,878	$6,085
Net contribution (charge) to earnings:
Timberlands	$104	$153	$224	$335
Real Estate & ENR	52	65	105	146
Wood Products	218	863	313	2,045
	374	1,081	642	2,526
Unallocated items(1)	(49)	(44)	(78)	(161)
Net contribution to earnings	325	1,037	564	2,365
Interest expense, net of capitalized interest	(70)	(65)	(136)	(137)
Loss on debt extinguishment	—	—	—	(276)
Earnings before income taxes	255	972	428	1,952
Income taxes	(25)	(184)	(47)	(393)
Net earnings	$230	$788	$381	$1,559
(1)
Unallocated items are gains or charges not related to, or allocated to, an individual operating segment. They include all or a portion of items such as share-based compensation, pension and post-employment costs, elimination of intersegment profit in inventory and LIFO, foreign exchange transaction gains and losses, interest income and other as well as legacy obligations.

NOTE 3: REVENUE RECOGNITION

A reconciliation of revenue recognized by our major products:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2023	JUNE 2022	JUNE 2023	JUNE 2022
Net sales to unaffiliated customers:
Timberlands segment
Delivered logs:
West
Domestic sales	$101	$103	$194	$216
Export grade sales	105	205	241	351
Subtotal West	206	308	435	567
South	162	160	330	314
North	7	10	24	25
Subtotal delivered logs sales	375	478	789	906
Stumpage and pay-as-cut timber	15	11	31	20
Recreational and other lease revenue	17	16	35	33
Other(1)	10	10	24	21
Net sales attributable to Timberlands segment	417	515	879	980
Real Estate & ENR segment
Real estate	47	90	119	187
Energy and natural resources	33	27	62	58
Net sales attributable to Real Estate & ENR segment	80	117	181	245
Wood Products segment
Structural lumber	573	998	1,088	2,204
Oriented strand board	215	497	423	1,061
Engineered solid section	215	247	384	443
Engineered I-joists	126	168	213	305
Softwood plywood	44	53	85	111
Medium density fiberboard	42	53	80	101
Complementary building products	204	239	367	454
Other(2)	81	86	178	181
Net sales attributable to Wood Products segment	1,500	2,341	2,818	4,860
Total net sales	$1,997	$2,973	$3,878	$6,085

(1)
Other Timberlands sales include sales of seeds and seedlings from our nursery operations as well as wood chips.
(2)
Other Wood Products sales include wood chips, other byproducts and third-party residual log sales from our Canadian Forestlands operations.

NOTE 4: NET EARNINGS PER SHARE AND SHARE REPURCHASES

Our basic and diluted earnings per share were:

●
$0.31 during second quarter 2023 and $0.52 during year-to-date 2023;
●
$1.06 during second quarter 2022 and $2.09 during year-to-date 2022.

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

	QUARTER ENDED		YEAR-TO-DATE ENDED
SHARES IN THOUSANDS	JUNE 2023	JUNE 2022	JUNE 2023	JUNE 2022
Weighted average common shares outstanding – basic	732,021	744,542	732,599	746,017
Dilutive potential common shares:
Stock options	111	308	124	346
Restricted stock units	20	410	23	415
Performance share units	210	322	215	416
Total effect of outstanding dilutive potential common shares	341	1,040	362	1,177
Weighted average common shares outstanding – dilutive	732,362	745,582	732,961	747,194

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

	QUARTER ENDED		YEAR-TO-DATE ENDED
SHARES IN THOUSANDS	JUNE 2023	JUNE 2022	JUNE 2023	JUNE 2022
Stock options	787	—	787	—
Performance share units	682	573	682	573

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

We repurchased 1,689,874 common shares for approximately $50 million (including transaction fees) under the 2021 Repurchase Program during second quarter 2023 and 2,805,434 common shares for approximately $85 million under the 2021 Repurchase Program during year-to-date 2023. As of June 30, 2023, we had remaining authorization of $292 million for future share repurchases. During year-to-date 2022, we repurchased 6,982,462 common shares for approximately $259 million (including transaction fees) under the 2021 Repurchase Program.

All common stock repurchases under the 2021 Repurchase Program were made in open-market transactions. We record share repurchases upon trade date as opposed to the settlement date when cash is disbursed. We record a liability for repurchases that have not yet been settled as of period end. There were no unsettled shares as of June 30, 2023, and 223,548 unsettled shares (approximately $7 million) as of December 31, 2022.
NOTE 5: INVENTORIES

Inventories include raw materials, work-in-process and finished goods, as well as materials and supplies.

DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2023	DECEMBER 31, 2022
LIFO inventories:
Logs	$25	$32
Lumber, plywood, panels and fiberboard	69	61
Other products	19	9
Moving average cost or FIFO inventories:
Logs	40	56
Lumber, plywood, panels, fiberboard and engineered wood products	110	122
Other products	132	140
Materials and supplies	144	130
Total	$539	$550

LIFO – the last-in, first-out method – applies to major inventory products held at our U.S. locations. The moving average cost method or FIFO – the first-in, first-out method – applies to the balance of our U.S. raw material and product inventories, all material and supply inventories and all foreign inventories.

NOTE 6: PENSION AND OTHER POST-EMPLOYMENT BENEFIT PLANS

The components of net periodic benefit cost are:

	PENSION
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2023	JUNE 2022	JUNE 2023	JUNE 2022
Service cost	$5	$8	$11	$18
Interest cost	29	26	59	53
Expected return on plan assets	(30)	(41)	(60)	(80)
Amortization of actuarial loss	11	23	19	47
Amortization of prior service cost	1	—	1	1
Total net periodic benefit cost – pension	$16	$16	$30	$39

	OTHER POST-EMPLOYMENT BENEFITS
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2023	JUNE 2022	JUNE 2023	JUNE 2022
Interest cost	$1	$1	$2	$2
Amortization of actuarial loss	1	2	1	3
Amortization of prior service credit	(1)	—	(1)	—
Total net periodic benefit cost – other post-employment benefits	$1	$3	$2	$5

For the periods presented, service cost is included in “Costs of sales,” “Selling expenses,” and “General and administrative expenses” with the remaining components included in “Non-operating pension and other post-employment benefit costs” in the Consolidated Statement of Operations.

Fair Value of Pension Plan Assets and Obligations

In our year-end reporting process, we estimate the fair value of pension plan assets based upon the information available at that time. For certain assets, primarily private equity funds, the information available consists of net asset values as of an interim date, cash flows between the interim date and the end of the year and market events. We update the year-end estimated fair value of pension plan assets in second quarter of each year to incorporate final net asset values reflected in financial statements received after we have filed our Annual Report on Form 10-K. No adjustments to the fair value of assets or projected benefit obligations were necessary during second quarter 2023.

NOTE 7: ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2023	DECEMBER 31, 2022
Compensation and employee benefit costs	$157	$201
Current portion of lease liabilities	20	22
Customer rebates, volume discounts and deferred income	137	132
Interest	72	69
Taxes payable	33	23
Other	54	64
Total	$473	$511

NOTE 8: LONG-TERM DEBT AND LINE OF CREDIT

In July 2023, we repaid $118 million of our 7.125% notes at maturity.

In May 2023, we completed an offering of debt securities by issuing $750 million of 4.750 percent notes due in May 2026. The net proceeds after deducting the discount, underwriting fees and issuance costs were $743 million. Of these total net proceeds, $664 million was invested in short-term investments classified as held-to-maturity securities.

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

In March 2023, we entered into a new $1.5 billion five-year senior unsecured revolving credit facility, which expires in March 2028 and replaced the existing facility which was set to expire in January 2025. Borrowings will bear interest at a floating rate based on either the adjusted term Secured Overnight Financing Rate (SOFR) plus a spread or a mutually agreed upon base rate plus a spread. We had no outstanding borrowings on our credit facility as of June 30, 2023 and December 31, 2022.

NOTE 9: FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value and carrying value of our long-term debt consisted of the following:

DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2023	DECEMBER 31, 2022
Long-term fixed rate debt (including current maturities):
Carrying value	$5,797	$5,053
Fair value (level 2)	$5,687	$4,918

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

As of June 30, 2023, we had $665 million in short-term investments classified as held-to-maturity debt securities, which consist of a mixture of term deposits and Treasury bills. We did not have any short-term investments classified as held-to-maturity debt securities as of December 31, 2022. These short-term investments mature within one year and are recorded in "Short-term investments" on our Consolidated Balance Sheet. We record held-to-maturity debt securities at amortized cost, which approximates fair value.

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

As of June 30, 2023, our total accrual for future estimated remediation costs on active Superfund sites and other sites for which we are potentially responsible was approximately $75 million. These amounts are recorded in "Accrued liabilities" and "Other liabilities" on our Consolidated Balance Sheet.

NOTE 11: ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in amounts included in our accumulated other comprehensive loss by component are:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2023	JUNE 2022	JUNE 2023	JUNE 2022
Pension(1)
Balance at beginning of period	$(451)	$(709)	$(458)	$(720)
Other comprehensive (loss) income before reclassifications	(2)	59	(1)	51
Amounts reclassified from accumulated other comprehensive loss to earnings(2)	9	18	15	37
Total other comprehensive income	7	77	14	88
Balance at end of period	$(444)	$(632)	$(444)	$(632)
Other post-employment benefits(1)
Balance at beginning of period	$20	$—	$20	$(2)
Other comprehensive income (loss) before reclassifications	1	(1)	1	—
Amounts reclassified from accumulated other comprehensive loss to earnings(2)	—	1	—	2
Total other comprehensive income	1	—	1	2
Balance at end of period	$21	$—	$21	$—
Translation adjustments and other
Balance at beginning of period	$191	$259	$191	$243
Translation adjustments	7	(25)	7	(9)
Total other comprehensive income (loss)	7	(25)	7	(9)
Balance at end of period	198	234	198	234
Accumulated other comprehensive loss, end of period	$(225)	$(398)	$(225)	$(398)
(1)
Amounts presented are net of tax.
(2)
Amounts of actuarial loss and prior service (cost) credit are components of net periodic benefit cost. See Note 6: Pension and Other Post-Employment Benefit Plans.

NOTE 12: SHARE-BASED COMPENSATION

Share-based compensation activity during year-to-date 2023 included the following:

SHARES IN THOUSANDS	GRANTED	VESTED
Restricted stock units (RSUs)	840	768
Performance share units (PSUs)	392	228

A total of 861 thousand shares of common stock were issued as a result of RSU vestings, PSU vestings and stock option exercises.

Restricted Stock Units

The weighted average fair value of the RSUs granted in 2023 was $33.77. The vesting provisions for RSUs granted in 2023 were consistent with prior year grants.

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
(1)
Calculated as an average of the high and low prices on grant date.

NOTE 13: OTHER OPERATING COSTS, NET

Other operating costs, net were comprised of the following:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2023	JUNE 2022	JUNE 2023	JUNE 2022
Environmental remediation charges	$12	$1	$13	$1
Foreign exchange gains, net	(3)	(3)	(2)	(4)
Litigation expense, net	1	4	2	8
Research and development expenses	1	2	3	3
Other, net	9	8	14	10
Total other operating costs, net	$20	$12	$30	$18

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

NOTE 15: TIMBERLAND ACQUISITIONS

On July 19, 2023, we completed the purchase of 22 thousand acres of Mississippi timberlands for approximately $60 million.

On May 18, 2022, we completed the purchase of 81 thousand acres of North and South Carolina timberlands for approximately $265 million. We recorded $263 million of timberland assets in “Timber and timberlands at cost, less depletion” and $2 million of related assets in “Property and equipment, net” on our Consolidated Balance Sheet.

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

Over the past year, home sales and building activity slowed due in part to higher mortgage interest rates, reduced affordability and general macroeconomic conditions. During second quarter 2023, market conditions improved in response to a stabilization in mortgage rates and increased homebuilder sentiment. On a seasonally adjusted annual basis, as reported by the U.S. Census Bureau, housing starts for second quarter 2023 averaged 1.45 million units, a 4.5 percent increase from first quarter 2023. Single-family starts averaged 929 thousand units, an 11.4 percent increase from first quarter 2023. Multi-family starts averaged 518 thousand units in second quarter 2023, which was a 6.1 percent decrease from first quarter 2023. Sales of newly built, single-family homes averaged a seasonally adjusted annual rate of 694 thousand units for second quarter 2023, an increase of 8.8 percent from the prior quarter. Over the medium to long-term, we expect a favorable U.S. housing construction market supported by strong demographics in the key homebuying age cohorts, a decade of underbuilding and a historically low housing inventory.

Repair and remodeling expenditures decreased by 1.9 percent from first quarter 2023 to second quarter 2023 according to the Census Bureau Advance Retail Spending report. Do-it-yourself activity has been returning to more normalized levels while professionally contracted activities have benefited from larger projects and increases in home equity levels. Over the longer term, we expect this sector to return to pre-pandemic growth trends with healthy household balance sheets, elevated home equity and an aging U.S. housing stock, with a median age of 43 years.

In U.S. wood product markets, demand in early second quarter 2023 continued to be affected by softening in the housing market and ongoing macroeconomic uncertainty. As the quarter progressed, improvements in the housing market, combined with supply concerns resulting from a series of temporary and permanent mill curtailments and wildfires in Canada, led to moderately tighter markets. The Random Lengths Framing Lumber Composite price averaged $409/MBF and the OSB Composite averaged $360/MSF in second quarter 2023. Over the course of the second quarter, prices increased from $417/MBF to $438/MBF for lumber and from $297/MSF to $432/MSF for OSB.

In Western log markets, Douglas fir sawlog prices rose by 0.4 percent in second quarter 2023 compared with first quarter 2023, as reported by RISI Log Lines based on Weyerhaeuser’s sales mix. Overall, domestic prices in the West stayed consistent, with lower lumber prices offset by continued constraints in log supply. In the South, delivered sawlog prices remained flat in second quarter 2023 compared to first quarter 2023 and declined 1.5 percent from second quarter 2022 as reported by TimberMart-South, as log and haul capacity constraints eased somewhat.

Currency exchange rates, available supply from other countries and trade policy affect our export businesses. During second quarter 2023, end use demand softened in export markets, partially offset by continued disruptions in global log and lumber supply. In Japan, total housing starts decreased 1.6 percent year to date through May compared to the same period in 2022, while the key Post and Beam segment saw a 5.9 percent decrease. An increase in lumber imports to Japan from Europe placed downward pressure on market conditions. China demand has improved from low levels late in 2022 but remains subdued due to general economic conditions and increased supply of logs from New Zealand.

Interest rates affect our business primarily through their impact on mortgage rates and housing affordability, their general impact on the economy, and their influence on our capital management activities. Actions by the U.S. Federal Reserve, the overall condition of the economy and fluctuations in financial markets are all factors that influence long-term interest rates. 30-year mortgage rates, which are correlated with long-term interest rates, increased from 6.3 percent at the end of first quarter 2023 to 6.7 percent at the end of second quarter 2023. While mortgage rates remain elevated, home buyers have responded favorably to even small reductions. Builders have also been able to offset higher mortgage rates through discounts, loan subsidies and modifying product offerings such as home sizes and finishes. Higher rates have also locked-in many existing homeowners from selling, reducing inventories of existing homes for sale which has led to increased demand for available new homes.

Increased inflation affects the cost of our operations across each of our business segments, including costs for raw materials, transportation, energy and labor. The Consumer Price Index increased 3.0 percent year over year in June 2023, which is markedly down from its peak of over 9.0 percent in June 2022. While we can offset some of the impacts of inflation through our sales activities, our operational excellence initiatives and our procurement practices, not all of the costs associated with inflation can be fully mitigated or passed on to the consumer.

The condition of the labor market affects all of our businesses as it relates to our ability to attract and retain employees and contractors. The unemployment rate of 3.6 percent in June 2023 remained near historically low levels and increased 0.1 percent from the end of first quarter 2023. Labor force participation has increased to 62.6 percent in June 2023, from 62.2 percent in June 2022, approaching pre-Pandemic levels of 63 percent.

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

CONSOLIDATED RESULTS

How We Did Second Quarter 2023 and Year-to-Date 2023

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	JUNE 2023	JUNE 2022	2023 VS. 2022	JUNE 2023	JUNE 2022	2023 VS. 2022
Net sales	$1,997	$2,973	$(976)	$3,878	$6,085	$(2,207)
Costs of sales	$1,528	$1,789	$(261)	$3,040	$3,436	$(396)
Operating income	$319	$1,047	$(728)	$555	$2,391	$(1,836)
Net earnings	$230	$788	$(558)	$381	$1,559	$(1,178)
Earnings per share, basic and diluted	$0.31	$1.06	$(0.75)	$0.52	$2.09	$(1.57)

Comparing Second Quarter 2023 with Second Quarter 2022

Net sales

Net sales decreased $976 million – 33 percent – primarily due to an $841 million decrease in Wood Products sales to unaffiliated customers attributable to decreased sales volumes and sales realizations across most product lines, as well as a $98 million decrease in Timberlands net sales to unaffiliated customers primarily attributable to decreased sales realizations and sales volumes in the Western region.

Costs of sales

Costs of sales decreased $261 million – 15 percent – primarily due to decreased sales volumes and raw material costs across most product lines and decreased freight costs within our Wood Products segment, as well as decreased export log freight costs and third-party log purchases within our Timberlands segment.

Operating income

Operating income decreased $728 million – 70 percent – primarily due to a $715 million decrease in consolidated gross margin, as discussed above.

Net earnings

Net earnings decreased $558 million – 71 percent – primarily due to the $728 million decrease in operating income, as discussed above.

This decrease in operating income was partially offset by a $159 million decrease in income tax expense (refer to Income Taxes).

Comparing Year-to-Date 2023 with Year-to-Date 2022

Net sales

Net sales decreased $2,207 million – 36 percent – primarily due to a $2,042 million decrease in Wood Products sales to unaffiliated customers attributable to decreased sales realizations and sales volumes across most product lines, as well as a $101 million decrease in Timberlands sales to unaffiliated customers attributable to decreased sales realizations in the Western region, partially offset by increased sales volumes in the Southern region and increased stumpage sales.

Costs of sales

Costs of sales decreased $396 million – 12 percent – primarily due to decreased sales volumes and raw material costs across most product lines within our Wood Products segment, as well as decreased freight costs.

Operating income

Operating income decreased $1,836 million – 77 percent – primarily due to a $1,811 million decrease in consolidated gross margin, as discussed above.

Net earnings

Net earnings decreased $1,178 million – 76 percent – primarily due to the $1,836 million decrease in operating income, as discussed above.

This decrease was partially offset by a $346 million decrease in income tax expense (refer to Income Taxes), as well as a $276 million pretax charge ($207 million after-tax) related to the early extinguishment of debt in first quarter 2022 (refer to Note 8: Long-Term Debt and Line of Credit).

TIMBERLANDS

How We Did Second Quarter 2023 and Year-to-Date 2023

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2023	JUNE 2022	2023 VS. 2022	JUNE 2023	JUNE 2022	2023 VS. 2022
Net sales to unaffiliated customers:
Delivered logs:
West	$206	$308	$(102)	$435	$567	$(132)
South	162	160	2	330	314	16
North	7	10	(3)	24	25	(1)
Subtotal delivered logs sales	375	478	(103)	789	906	(117)
Stumpage and pay-as-cut timber	15	11	4	31	20	11
Recreational and other lease revenue	17	16	1	35	33	2
Other(1)	10	10	—	24	21	3
Subtotal net sales to unaffiliated customers	417	515	(98)	879	980	(101)
Intersegment sales	150	156	(6)	292	317	(25)
Total sales	$567	$671	$(104)	$1,171	$1,297	$(126)
Costs of sales	$439	$495	$(56)	$900	$918	$(18)
Operating income and Net contribution to earnings	$104	$153	$(49)	$224	$335	$(111)
(1)
Other Timberlands sales include sales of seeds and seedlings from our nursery operations as well as wood chips.

Comparing Second Quarter 2023 with Second Quarter 2022

Net sales to unaffiliated customers

Net sales to unaffiliated customers decreased $98 million – 19 percent – primarily due to a $102 million decrease in Western log sales attributable to a 29 percent decrease in sales realizations and a 7 percent decrease in sales volumes, partially offset by a $4 million increase in stumpage and pay-as-cut timber sales.

Intersegment sales

Intersegment sales decreased $6 million – 4 percent – primarily due to a 9 percent decrease in sales realizations, partially offset by a 6 percent increase in sales volumes.

Costs of sales

Costs of sales decreased $56 million – 11 percent – primarily due to decreased Western third-party log purchases and export log freight costs.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings decreased $49 million – 32 percent – primarily due to the change in the components of gross margin, as discussed above.

Comparing Year-to-Date 2023 with Year-to-Date 2022

Net sales to unaffiliated customers

Net sales to unaffiliated customers decreased $101 million – 10 percent – primarily due to a $132 million decrease in Western log sales attributable to a 22 percent decrease in sales realizations, partially offset by a $16 million increase in Southern log sales, attributable to a 5 percent increase in sales volumes, and an $11 million increase in stumpage and pay-as-cut timber sales.

Intersegment sales

Intersegment sales decreased $25 million – 8 percent – primarily due to a 9 percent decrease in sales realizations, partially offset by a 2 percent increase in sales volumes.

Costs of sales

Costs of sales decreased $18 million – 2 percent – primarily due to decreased Western third-party log purchases, partially offset by increased logging and hauling costs as well as increased Southern log sales volumes.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings decreased $111 million – 33 percent – primarily due to the change in the components of gross margin, as discussed above.

Third-Party Log Sales Volumes and Fee Harvest Volumes

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	JUNE 2023	JUNE 2022	2023 VS. 2022	JUNE 2023	JUNE 2022	2023 VS. 2022
Third-party log sales – tons:
West(1)	1,661	1,778	(117)	3,335	3,382	(47)
South	4,341	4,167	174	8,727	8,302	425
North	98	118	(20)	302	328	(26)
Total	6,100	6,063	37	12,364	12,012	352
Fee harvest volumes – tons:
West(1)	2,292	2,085	207	4,537	4,325	212
South	6,430	6,159	271	12,862	12,001	861
North	175	180	(5)	460	458	2
Total	8,897	8,424	473	17,859	16,784	1,075
(1)
Western logs are primarily transacted in thousand board feet (MBF) but are converted to ton equivalents for external reporting purposes.

REAL ESTATE, ENERGY AND NATURAL RESOURCES

How We Did Second Quarter 2023 and Year-to-Date 2023

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2023	JUNE 2022	2023 VS. 2022	JUNE 2023	JUNE 2022	2023 VS. 2022
Net sales:
Real estate	$47	$90	$(43)	$119	$187	$(68)
Energy and natural resources	33	27	6	62	58	4
Total	$80	$117	$(37)	$181	$245	$(64)
Costs of sales	$21	$45	$(24)	$62	$86	$(24)
Operating income and Net contribution to earnings	$52	$65	$(13)	$105	$146	$(41)

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

Comparing Second Quarter 2023 with Second Quarter 2022

Net sales

Net sales decreased $37 million – 32 percent – primarily due to a decrease in acres sold, partially offset by an increase in the average price per acre sold.

Costs of sales

Costs of sales decreased $24 million – 53 percent – primarily due to a decrease in acres sold, as well as a decrease in basis per acre sold.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings decreased $13 million – 20 percent – primarily due to the change in the components of gross margin, as discussed above.

Comparing Year-to-Date 2023 with Year-to-Date 2022

Net sales

Net sales decreased $64 million – 26 percent – primarily due to a decrease in acres sold, partially offset by an increase in the average price per acre sold.

Costs of sales

Cost of sales decreased $24 million – 28 percent – primarily due to a decrease in acres sold, partially offset by an increase in basis per acre sold.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings decreased $41 million – 28 percent – primarily due to the change in the components of gross margin, as discussed above.

REAL ESTATE SALES STATISTICS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
	JUNE 2023	JUNE 2022	2023 VS. 2022	JUNE 2023	JUNE 2022	2023 VS. 2022
Acres sold	9,281	26,906	(17,625)	30,034	51,032	(20,998)
Average price per acre	$4,790	$3,215	$1,575	$3,720	$3,484	$236

WOOD PRODUCTS

How We Did Second Quarter 2023 and Year-to-Date 2023

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2023	JUNE 2022	2023 VS. 2022	JUNE 2023	JUNE 2022	2023 VS. 2022
Net sales:
Structural lumber	$573	$998	$(425)	$1,088	$2,204	$(1,116)
Oriented strand board	215	497	(282)	423	1,061	(638)
Engineered solid section	215	247	(32)	384	443	(59)
Engineered I-joists	126	168	(42)	213	305	(92)
Softwood plywood	44	53	(9)	85	111	(26)
Medium density fiberboard	42	53	(11)	80	101	(21)
Complementary building products	204	239	(35)	367	454	(87)
Other products produced(1)	81	86	(5)	178	181	(3)
Total	$1,500	$2,341	$(841)	$2,818	$4,860	$(2,042)
Costs of sales	$1,218	$1,414	$(196)	$2,377	$2,690	$(313)
Operating income and Net contribution to earnings	$218	$863	$(645)	$313	$2,045	$(1,732)
(1)
Other products produced sales include wood chips, other byproducts and third-party residual log sales from our Canadian Forestlands operations.

Comparing Second Quarter 2023 with Second Quarter 2022

Net sales

Net sales decreased $841 million – 36 percent – due to:

●
a $425 million decrease in structural lumber sales attributable to a 38 percent decrease in sales realizations, as well as a 7 percent decrease in sales volumes;
●
a $282 million decrease in oriented strand board sales attributable to a 56 percent decrease in sales realizations, as well as a 2 percent decrease in sales volumes;
●
a $42 million decrease in engineered I-joists sales attributable to a 15 percent decrease in sales realizations, as well as a 10 percent decrease in sales volumes;
●
a $35 million decrease in complementary building products sales attributable to decreased sales realizations and volumes for steel, concrete and cedar, as well as decreased sales volumes for siding and trim;
●
a $32 million decrease in engineered solid section sales attributable to an 8 percent decrease in sales realizations, as well as a 6 percent decrease in sales volumes;
●
an $11 million decrease in medium density fiberboard sales attributable to a 31 percent decrease in sales volumes, partially offset by a 14 percent increase in sales realizations;
●
a $9 million decrease in softwood plywood sales attributable to a 36 percent decrease in sales realizations, partially offset by a 34 percent increase in sales volumes and
●
a $5 million decrease in other products produced attributable to decreased sales volumes.

Costs of sales

Costs of sales decreased $196 million – 14 percent – primarily due to decreased sales volumes and raw material costs across most product lines, as well as decreased freight costs.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings decreased $645 million – 75 percent – primarily due to the change in the components of gross margin, as discussed above.

Comparing Year-to-Date 2023 with Year-to-Date 2022

Net sales

Net sales decreased $2,042 million – 42 percent – due to:

●
a $1,116 million decrease in structural lumber sales attributable to a 48 percent decrease in sales realizations, as well as a 4 percent decrease in sales volumes;
●
a $638 million decrease in oriented strand board sales attributable to a 61 percent decrease in sales realizations, partially offset by a 3 percent increase in sales volumes;
●
a $92 million decrease in engineered I-joist sales attributable to a 25 percent decrease in sales volumes, as well as a 6 percent decrease in sales realizations;
●
an $87 million decrease in complementary building products sales attributable to decreased sales realizations and volumes for steel, concrete and cedar, as well as decreased sales volumes for siding and trim;
●
a $59 million decrease in engineered solid section sales attributable to a 12 percent decrease in sales volumes, as well as a 2 percent decrease in sales realizations;
●
a $26 million decrease in softwood plywood sales attributable to a 37 percent decrease in sales realizations, partially offset by a 22 percent increase in sales volumes and
●
a $21 million decrease in medium density fiberboard sales attributable to a 33 percent decrease in sales volumes, partially offset by an 18 percent increase in sales realizations.

Costs of sales

Costs of sales decreased $313 million – 12 percent – primarily due to decreased sales volumes and raw material costs across most product lines, as well as decreased freight costs.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings decreased $1,732 million – 85 percent – primarily due to the change in the components of gross margin, as discussed above.

Third-Party Sales Volumes

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS(1)	JUNE 2023	JUNE 2022	2023 VS. 2022	JUNE 2023	JUNE 2022	2023 VS. 2022
Structural lumber – board feet	1,196	1,289	(93)	2,340	2,446	(106)
Oriented strand board – square feet (3/8”)	720	735	(15)	1,493	1,452	41
Engineered solid section – cubic feet	6.0	6.4	(0.4)	10.7	12.1	(1.4)
Engineered I-joists – lineal feet	44	49	(5)	71	95	(24)
Softwood plywood – square feet (3/8”)	94	70	24	177	145	32
Medium density fiberboard – square feet (3/4”)	31	45	(14)	60	89	(29)
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

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS	JUNE 2023	JUNE 2022	2023 VS. 2022	JUNE 2023	JUNE 2022	2023 VS. 2022
Structural lumber – board feet:
Production	1,164	1,232	(68)	2,307	2,435	(128)
Outside purchase	36	43	(7)	75	85	(10)
Total	1,200	1,275	(75)	2,382	2,520	(138)
Oriented strand board – square feet (3/8”):
Production	727	758	(31)	1,488	1,497	(9)
Outside purchase	19	66	(47)	36	136	(100)
Total	746	824	(78)	1,524	1,633	(109)
Engineered solid section – cubic feet:
Production	5.9	6.4	(0.5)	10.5	12.1	(1.6)
Outside purchase	4.0	0.3	3.7	6.0	0.5	5.5
Total	9.9	6.7	3.2	16.5	12.6	3.9
Engineered I-joists – lineal feet:
Production	38	50	(12)	63	94	(31)
Outside purchase	—	3	(3)	1	5	(4)
Total	38	53	(15)	64	99	(35)
Softwood plywood – square feet (3/8”):
Production	84	67	17	158	133	25
Outside purchase	11	8	3	23	18	5
Total	95	75	20	181	151	30
Medium density fiberboard – square feet (3/4"):
Production	33	48	(15)	67	92	(25)
Total	33	48	(15)	67	92	(25)

UNALLOCATED ITEMS

Unallocated items are gains or charges not related to, or allocated to, an individual operating segment. They include all or a portion of items such as share-based compensation, pension and post-employment costs, elimination of intersegment profit in inventory and LIFO, foreign exchange transaction gains and losses, interest income and other as well as legacy obligations.

Net Charge to Earnings – Unallocated Items

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2023	JUNE 2022	2023 VS. 2022	JUNE 2023	JUNE 2022	2023 VS. 2022
Unallocated corporate function and variable compensation expense	$(32)	$(36)	$4	$(59)	$(67)	$8
Liability classified share-based compensation	(2)	2	(4)	(2)	3	(5)
Foreign exchange gain (loss)	2	3	(1)	1	3	(2)
Elimination of intersegment profit in inventory and LIFO	3	18	(15)	12	(41)	53
Other	(26)	(21)	(5)	(39)	(33)	(6)
Operating loss	(55)	(34)	(21)	(87)	(135)	48
Non-operating pension and other post-employment benefit costs	(12)	(11)	(1)	(21)	(26)	5
Interest income and other	18	1	17	30	—	30
Net charge to earnings	$(49)	$(44)	$(5)	$(78)	$(161)	$83

Comparing Second Quarter 2023 with Second Quarter 2022

Net charge to earnings increased $5 million – 11 percent – primarily due to:

●
a $15 million increase in elimination of intersegment profit in inventory and LIFO and
●
a $5 million increase in other, primarily due to increased charges for environmental remediation.

These changes were partially offset by a $17 million increase in interest income and other due to an increase in the interest rate on our cash and short-term investment accounts.

Comparing Year-to-Date 2023 with Year-to-Date 2022

Net charge to earnings decreased $83 million – 52 percent – primarily due to a $53 million decrease in elimination of intersegment profit in inventory and LIFO, as well as a $30 million increase in interest income and other due to an increase in the interest rate on our cash and short-term investment accounts.

INTEREST EXPENSE

Our interest expense, net of capitalized interest, was:

●
$70 million for second quarter 2023 and $136 million year-to-date 2023;
●
$65 million for second quarter 2022 and $137 million year-to-date 2022.

Interest expense increased by $5 million compared to second quarter 2022 primarily due to an increase in weighted average outstanding debt in second quarter 2023. Year-to-date 2023 interest expense was comparable to year-to-date 2022 primarily due to the May 2023 issuance of debt securities that increased our weighted average outstanding debt, offset by a series of transactions performed in March 2022 that lowered our weighted average interest rate and extended our weighted average maturity.

Refer to Note 8: Long-Term Debt and Line of Credit for further information.

INCOME TAXES

Our provision for income taxes was:

●
a $25 million expense for second quarter 2023 and $47 million year-to-date 2023;
●
a $184 million expense for second quarter 2022 and $393 million year-to-date 2022.

Our provision for income taxes is primarily driven by earnings generated by our TRSs. Income tax expense decreased by $346 million compared to year-to-date 2022 primarily due to a decrease in our TRS earnings in 2023, as well as a decrease in our estimated annual effective tax rate.

Refer to Note 14: Income Taxes for further information.

LIQUIDITY AND CAPITAL RESOURCES

We are committed to maintaining an appropriate capital structure that provides flexibility and enables us to protect the interests of our shareholders and meet our obligations to our lenders, while also maintaining access to all major financial markets. As of June 30, 2023, we had approximately $1.1 billion in cash and cash equivalents, $665 million in short-term investments and $1.5 billion of availability on our line of credit, which expires in March 2028. We believe we have sufficient liquidity to meet our cash requirements for the foreseeable future.

CASH FROM OPERATIONS

Consolidated net cash from operations was:

●
$622 million for year-to-date 2023 and
●
$2,103 million for year-to-date 2022.

Net cash from operations decreased $1,481 million primarily due to decreased cash inflows from our business operations. This change was partially offset by a $336 million decrease in cash paid for income taxes.

CASH FROM INVESTING ACTIVITIES

Consolidated net cash from investing activities was:

●
$(818) million for year-to-date 2023 and
●
$(433) million for year-to-date 2022.

Net cash from investing activities decreased $385 million primarily due to a $664 million increase in cash paid for short-term investments. This change was partially offset by a $281 million decrease in cash paid for acquisition of timberlands.

Summary of Capital Spending by Business Segment

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2023	JUNE 2022
Timberlands	$48	$53
Wood Products	99	95
Unallocated Items	5	3
Total	$152	$151

We anticipate our capital expenditures for 2023 to be approximately $440 million. The amount we spend on capital expenditures could change.

CASH FROM FINANCING ACTIVITIES

Consolidated net cash from financing activities was:

●
$(290) million for year-to-date 2023 and
●
$(1,938) million for year-to-date 2022.

Net cash from financing activities increased $1,648 million, primarily due to:

●
a $1,203 million decrease in cash used for payments on long-term debt;
●
a $414 million decrease in cash used for payments of dividends and
●
a $174 million decrease in cash used for repurchases of common stock.

These changes were partially offset by a $138 million decrease in net proceeds from issuance of long-term debt.

Line of Credit

In March 2023, we entered into a new $1.5 billion five-year senior unsecured revolving credit facility, which expires in March 2028 and replaced the existing facility which was set to expire in January 2025. Borrowings will bear interest at a floating rate based on either the adjusted term SOFR plus a spread or a mutually agreed upon base rate plus a spread. We had no outstanding borrowings on our $1.5 billion five-year senior unsecured revolving credit facility as of June 30, 2023 or December 31, 2022.

Refer to Note 8: Long-Term Debt and Line of Credit for further information.

Long-Term Debt

In July 2023, we repaid $118 million of our 7.125% notes at maturity. We have $860 million of long-term debt scheduled to mature during fourth quarter 2023.

In May 2023, we completed an offering of debt securities by issuing $750 million of 4.750 percent notes due in May 2026. The net proceeds after deducting the discount, underwriting fees and issuance costs were $743 million. Of these total net proceeds, $664 million was invested in short-term debt securities which are classified as held-to-maturity.

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

Refer to Note 8: Long-Term Debt and Line of Credit for further information.

Debt Covenants

As of June 30, 2023, Weyerhaeuser Company was in compliance with its debt covenants. There have been no significant changes to the debt covenants presented in our 2022 Annual Report on Form 10-K for our long-term debt instruments, and we expect to remain in compliance with our debt covenants for the foreseeable future.

Dividend Payments

We paid cash dividends on common shares of:

●
$938 million for year-to-date 2023 and
●
$1,352 million for year-to-date 2022.

The decrease in dividends paid is primarily due to a supplemental dividend of $0.90 per share based on 2022 financial results for a total of $660 million paid in first quarter 2023 in comparison to a supplemental dividend of $1.45 per share based on 2021 financial results for a total of $1,084 million paid in first quarter 2022.

Share Repurchases

We repurchased 1,689,874 common shares for approximately $50 million (including transaction fees) during second quarter 2023 and 2,805,434 common shares for approximately $85 million (including transaction fees) during year-to-date 2023 under the 2021 Repurchase Program. During second quarter 2022, we repurchased 3,784,787 common shares for approximately $138 million (including transaction fees) and we repurchased 6,982,462 common shares for approximately $259 million (including transaction fees) during year-to-date 2022 under the 2021 Repurchase Program. There were no unsettled shares as of June 30, 2023 and 223,548 unsettled shares (approximately $7 million) as of December 31, 2022. Refer to Note 4: Net Earnings Per Share and Share Repurchases for further information.

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

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2023	JUNE 2022	2023 VS. 2022	JUNE 2023	JUNE 2022	2023 VS. 2022
Adjusted EBITDA by Segment:
Timberlands	$172	$219	$(47)	$360	$466	$(106)
Real Estate & ENR	70	107	(37)	159	223	(64)
Wood Products	270	912	(642)	418	2,145	(1,727)
	512	1,238	(726)	937	2,834	(1,897)
Unallocated Items	(43)	(33)	(10)	(73)	(132)	59
Adjusted EBITDA	$469	$1,205	$(736)	$864	$2,702	$(1,838)

We reconcile Adjusted EBITDA to net earnings for the consolidated company and to operating income (loss) for the business segments, as those are the most directly comparable U.S. GAAP measures for each.

The table below reconciles Adjusted EBITDA for the quarter ended June 30, 2023:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$230
Interest expense, net of capitalized interest					70
Income taxes					25
Net contribution (charge) to earnings	$104	$52	$218	$(49)	$325
Non-operating pension and other post-employment benefit costs	—	—	—	12	12
Interest income and other	—	—	—	(18)	(18)
Operating income (loss)	104	52	218	(55)	319
Depreciation, depletion and amortization	68	5	52	1	126
Basis of real estate sold	—	13	—	—	13
Special items included in operating income (loss)(1)	—	—	—	11	11
Adjusted EBITDA	$172	$70	$270	$(43)	$469
(1)
Operating income (loss) for Unallocated Items includes a pretax special item consisting of an $11 million noncash environmental remediation charge.

The table below reconciles Adjusted EBITDA for the quarter ended June 30, 2022:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$788
Interest expense, net of capitalized interest					65
Income taxes					184
Net contribution (charge) to earnings	$153	$65	$863	$(44)	$1,037
Non-operating pension and other post-employment benefit costs	—	—	—	11	11
Interest income and other	—	—	—	(1)	(1)
Operating income (loss)	153	65	863	(34)	1,047
Depreciation, depletion and amortization	66	3	49	1	119
Basis of real estate sold	—	39	—	—	39
Adjusted EBITDA	$219	$107	$912	$(33)	$1,205

The table below reconciles Adjusted EBITDA for the year-to-date period ended June 30, 2023:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$381
Interest expense, net of capitalized interest					136
Income taxes					47
Net contribution (charge) to earnings	$224	$105	$313	$(78)	$564
Non-operating pension and other post-employment benefit costs	—	—	—	21	21
Interest income and other	—	—	—	(30)	(30)
Operating income (loss)	224	105	313	(87)	555
Depreciation, depletion and amortization	136	8	105	3	252
Basis of real estate sold	—	46	—	—	46
Special items included in operating income (loss)(1)	—	—	—	11	11
Adjusted EBITDA	$360	$159	$418	$(73)	$864
(1)
Operating income (loss) for Unallocated Items includes a pretax special item consisting of an $11 million noncash environmental remediation charge.

The table below reconciles Adjusted EBITDA for the year-to-date period ended June 30, 2022:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$1,559
Interest expense, net of capitalized interest					137
Loss on debt extinguishment(1)					276
Income taxes					393
Net contribution (charge) to earnings	$335	$146	$2,045	$(161)	$2,365
Non-operating pension and other post-employment benefit costs	—	—	—	26	26
Interest income and other	—	—	—	—	—
Operating income (loss)	335	146	2,045	(135)	2,391
Depreciation, depletion and amortization	131	7	100	3	241
Basis of real estate sold	—	70	—	—	70
Adjusted EBITDA	$466	$223	$2,145	$(132)	$2,702
(1)
Loss on debt extinguishment is a special item consisting of a pretax charge of $276 million ($207 million after-tax) related to early debt retirement.

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

Net Earnings Before Special Items

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2023	JUNE 2022	JUNE 2023	JUNE 2022
Net earnings	$230	$788	$381	$1,559
Environmental remediation charge	8	—	8	—
Loss on debt extinguishment	—	—	—	207
Net earnings before special items	$238	$788	$389	$1,766

Net Earnings per Diluted Share Before Special Items

	QUARTER ENDED		YEAR-TO-DATE ENDED
	JUNE 2023	JUNE 2022	JUNE 2023	JUNE 2022
Net earnings per diluted share	$0.31	$1.06	$0.52	$2.09
Environmental remediation charge	0.01	—	0.01	—
Loss on debt extinguishment	—	—	—	0.28
Net earnings per diluted share before special items	$0.32	$1.06	$0.53	$2.37

CRITICAL ACCOUNTING POLICIES

There have been no significant changes during year-to-date 2023 to the critical accounting policies presented in our 2022 Annual Report on Form 10-K.

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

Summary of Long-Term Indebtedness Principal Obligations as of June 30, 2023

DOLLAR AMOUNTS IN MILLIONS	2023	2024	2025	2026	2027	THEREAFTER	TOTAL(1)	FAIR VALUE
Fixed-rate debt	$978	$—	$210	$1,022	$300	$3,333	$5,843	$5,687
Average interest rate	5.44%	—%	8.31%	5.52%	6.95%	4.82%	5.28%	N/A
(1)
Excludes $47 million of unamortized discounts, capitalized debt expense and business combination fair value adjustments.

Item 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The company’s principal executive officer and principal financial officer have concluded that the company’s disclosure controls and procedures were effective as of June 30, 2023, based on an evaluation of the company’s disclosure controls and procedures as of that date.

CHANGES IN INTERNAL CONTROLS

No changes occurred in the company’s internal control over financial reporting during year-to-date 2023 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases of common stock made by the company during second quarter 2023:

COMMON SHARE REPURCHASES DURING SECOND QUARTER 2023	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS
April 1 – April 30	283,244	$30.36	283,244	$333,205,159
May 1 – May 31	1,406,630	29.44	1,406,630	291,801,000
June 1 – June 30	—	—	—	291,801,000
Total	1,689,874	$29.59	1,689,874	$291,801,000

On September 22, 2021, we announced that our board had approved a new share repurchase program (the 2021 Repurchase Program) under which we are authorized to repurchase up to $1 billion of outstanding shares. Concurrently, the board terminated the remaining repurchase authorization under the 2019 Repurchase Program.

During second quarter 2023, we repurchased 1,689,874 shares for approximately $50 million (including transaction fees) under the 2021 Repurchase Program in open-market transactions. Transaction fees incurred for repurchases are not counted as use of funds authorized for repurchases under the 2021 Repurchase Program. As of June 30, 2023, we had remaining authorization of $292 million for future stock repurchases.

Item 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During second quarter 2023, two of the company’s executive officers adopted trading plans intended to satisfy the affirmative defense conditions of Rule 10b5–1(c). David M. Wold, senior vice president and chief financial officer, adopted a plan on June 5, 2023 to initiate the cashless exercise of 8,095 stock options in the aggregate, 3,693 of which expire on February 12, 2024 and 4,402 of which expire on February 12, 2025, and thereby sell on the open market 8,095 shares of common stock underlying the stock options at a designated strike price. Mr. Wold’s plan begins on September 5, 2023 and expires when all of the options are exercised and all of the underlying shares are sold or on February 12, 2024, whichever occurs first. Denise M. Merle, senior vice president and chief administration officer, adopted a plan on June 14, 2023 to sell an aggregate of 22,500 shares of common stock. Ms. Merle’s plan begins on September 13, 2023 and expires when all of the shares are sold or on September 11, 2024, whichever occurs first.

Frequency of Say on Pay

As previously reported in our Form 8-K filed on May 15, 2023, the 2023 Annual Meeting of Shareholders was held on May 12, 2023 (the “2023 Annual Meeting”). The shareholders voted on the matters set forth in such Form 8-K, including Proposal 3 related to the say-on-frequency advisory vote. Based on the voting results for Proposal 3 as set forth in the Form 8-K, and as was recommended with respect to this proposal by the board of directors in the proxy statement for the 2023 Annual Meeting, the board has determined that future advisory votes regarding named executive officer compensation will be conducted on an annual basis. This disclosure is intended to satisfy the requirements of Item 5.07(d) of Form 8-K.

Item 6. EXHIBITS

4.1

Officer’s Certificate dated as of May 17, 2023 executed by Weyerhaeuser Company as Issuer of 4.750% Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on May 17, 2023 – Commission File Number 1-4825)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYERHAEUSER COMPANY
(Registrant)

Date: July 28, 2023	By:	/s/ David M. Wold
David M. Wold
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)