Form 10-Q
period 2023-09-30
WEYERHAEUSER CO
filed 2023-10-27
CIK 106535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

As of October 23, 2023, 730,001 thousand shares of the registrant’s common stock ($1.25 par value) were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	SEPTEMBER 2023	SEPTEMBER 2022	SEPTEMBER 2023	SEPTEMBER 2022
Net sales (Note 3)	$2,022	$2,276	$5,900	$8,361
Costs of sales	1,520	1,694	4,560	5,130
Gross margin	502	582	1,340	3,231
Selling expenses	22	24	66	70
General and administrative expenses	107	100	316	294
Other operating costs, net (Note 13)	20	1	50	19
Operating income	353	457	908	2,848
Non-operating pension and other post-employment benefit costs (Note 6)	(12)	(12)	(33)	(38)
Interest income and other	24	9	54	9
Interest expense, net of capitalized interest	(72)	(67)	(208)	(204)
Loss on debt extinguishment (Note 8)	—	—	—	(276)
Earnings before income taxes	293	387	721	2,339
Income taxes (Note 14)	(54)	(77)	(101)	(470)
Net earnings	$239	$310	$620	$1,869

Earnings per share, basic and diluted (Note 4)	$0.33	$0.42	$0.85	$2.51
Weighted average shares outstanding (in thousands) (Note 4):
Basic	731,046	740,058	732,069	743,990
Diluted	731,742	740,975	732,542	745,081

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2023	SEPTEMBER 2022	SEPTEMBER 2023	SEPTEMBER 2022
Net earnings	$239	$310	$620	$1,869
Other comprehensive income (loss):
Foreign currency translation adjustments	(7)	(53)	—	(62)
Changes in unamortized actuarial loss, net of tax expense of $3, $11, $7 and $40	9	32	23	122
Changes in unamortized net prior service credit, net of tax benefit (expense) of $0, $0, $1 and ($1)	—	1	1	1
Total other comprehensive income (loss)	2	(20)	24	61
Total comprehensive income	$241	$290	$644	$1,930

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PAR VALUE	SEPTEMBER 30, 2023	DECEMBER 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,173	$1,581
Short-term investments (Note 9)	668	—
Receivables, net	443	357
Receivables for taxes	18	42
Inventories (Note 5)	528	550
Prepaid expenses and other current assets	186	216
Total current assets	3,016	2,746
Property and equipment, less accumulated depreciation of $3,854 and $3,710	2,106	2,171
Construction in progress	311	222
Timber and timberlands at cost, less depletion	11,521	11,604
Minerals and mineral rights, less depletion	203	214
Deferred tax assets	8	8
Other assets	385	375
Total assets	$17,550	$17,340
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt (Note 8)	$861	$982
Accounts payable	288	247
Accrued liabilities (Note 7)	537	511
Total current liabilities	1,686	1,740
Long-term debt, net (Note 8)	4,818	4,071
Deferred tax liabilities	113	96
Deferred pension and other post-employment benefits (Note 6)	349	344
Other liabilities	356	340
Total liabilities	7,322	6,591
Commitments and contingencies (Note 10)
Equity:
Common shares: $1.25 par value; authorized 1,360 million shares; issued and outstanding: 730,128 thousand shares at September 30, 2023 and 732,794 thousand shares at December 31, 2022	913	916
Other capital	7,609	7,691
Retained earnings	1,929	2,389
Accumulated other comprehensive loss (Note 11)	(223)	(247)
Total equity	10,228	10,749
Total liabilities and equity	$17,550	$17,340

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2023	SEPTEMBER 2022
Cash flows from operations:
Net earnings	$620	$1,869
Noncash charges (credits) to earnings:
Depreciation, depletion and amortization	374	360
Basis of real estate sold	80	77
Pension and other post-employment benefits (Note 6)	50	65
Share-based compensation expense (Note 12)	26	25
Loss on debt extinguishment (Note 8)	—	276
Other	(4)	17
Change in:
Receivables, net	(77)	81
Receivables and payables for taxes	51	15
Inventories	23	(30)
Prepaid expenses and other current assets	(5)	(7)
Accounts payable and accrued liabilities	43	(23)
Pension and post-employment benefit contributions and payments	(16)	(19)
Other	(20)	(41)
Net cash from operations	1,145	2,665
Cash flows from investing activities:
Capital expenditures for property and equipment	(209)	(207)
Capital expenditures for timberlands reforestation	(42)	(38)
Acquisition of timberlands (Note 15)	(70)	(286)
Purchase of short-term investments	(664)	—
Other	3	1
Net cash from investing activities	(982)	(530)
Cash flows from financing activities:
Cash dividends on common shares	(1,076)	(1,485)
Net proceeds from issuance of long-term debt (Note 8)	743	881
Payments on long-term debt (Note 8)	(118)	(1,203)
Repurchases of common shares (Note 4)	(109)	(402)
Other	(11)	(5)
Net cash from financing activities	(571)	(2,214)
Net change in cash, cash equivalents and restricted cash	(408)	(79)
Cash, cash equivalents and restricted cash at beginning of period	1,581	1,999
Cash, cash equivalents and restricted cash at end of period	$1,173	$1,920
Cash paid during the period for:
Interest, net of amount capitalized of $5 and $5	$190	$211
Income taxes, net of refunds	$40	$446

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	SEPTEMBER 2023	SEPTEMBER 2022	SEPTEMBER 2023	SEPTEMBER 2022
Common shares:
Balance at beginning of period	$914	$927	$916	$934
Issued for exercise of stock options and vested units	—	—	2	2
Repurchases of common shares (Note 4)	(1)	(5)	(5)	(14)
Balance at end of period	913	922	913	922
Other capital:
Balance at beginning of period	7,624	7,954	7,691	8,181
Issued for exercise of stock options	1	1	3	14
Repurchases of common shares (Note 4)	(24)	(140)	(105)	(390)
Share-based compensation	9	8	26	25
Other transactions, net	(1)	1	(6)	(6)
Balance at end of period	7,609	7,824	7,609	7,824
Retained earnings:
Balance at beginning of period	1,828	2,333	2,389	2,131
Net earnings	239	310	620	1,869
Dividends on common shares	(138)	(133)	(1,080)	(1,490)
Balance at end of period	1,929	2,510	1,929	2,510
Accumulated other comprehensive loss:
Balance at beginning of period	(225)	(398)	(247)	(479)
Other comprehensive income (loss)	2	(20)	24	61
Balance at end of period (Note 11)	(223)	(418)	(223)	(418)
Total equity:
Balance at end of period	$10,228	$10,838	$10,228	$10,838

Dividends paid per common share	$0.19	$0.18	$1.47	$1.99

See accompanying Notes to Consolidated Financial Statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE QUARTERS AND YEAR-TO-DATE PERIODS ENDED SEPTEMBER 30, 2023 AND 2022

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
●
Wood Products – Structural lumber, oriented strand board, engineered wood products and building materials distribution.

A reconciliation of our business segment information to the respective information in the Consolidated Statement of Operations is as follows:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2023	SEPTEMBER 2022	SEPTEMBER 2023	SEPTEMBER 2022
Sales to unaffiliated customers:
Timberlands	$380	$441	$1,259	$1,421
Real Estate & ENR	105	68	286	313
Wood Products	1,537	1,767	4,355	6,627
	2,022	2,276	5,900	8,361
Intersegment sales:
Timberlands	141	133	433	450

Total sales	2,163	2,409	6,333	8,811
Intersegment eliminations	(141)	(133)	(433)	(450)
Total	$2,022	$2,276	$5,900	$8,361
Net contribution (charge) to earnings:
Timberlands	$78	$107	$302	$442
Real Estate & ENR	56	48	161	194
Wood Products	277	344	590	2,389
	411	499	1,053	3,025
Unallocated items(1)	(46)	(45)	(124)	(206)
Net contribution to earnings	365	454	929	2,819
Interest expense, net of capitalized interest	(72)	(67)	(208)	(204)
Loss on debt extinguishment	—	—	—	(276)
Earnings before income taxes	293	387	721	2,339
Income taxes	(54)	(77)	(101)	(470)
Net earnings	$239	$310	$620	$1,869
(1)
Unallocated items are gains or charges not related to, or allocated to, an individual operating segment. They include all or a portion of items such as share-based compensation, pension and post-employment costs, elimination of intersegment profit in inventory and LIFO, foreign exchange transaction gains and losses, interest income and other.

NOTE 3: REVENUE RECOGNITION

A reconciliation of revenue recognized by our major products:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2023	SEPTEMBER 2022	SEPTEMBER 2023	SEPTEMBER 2022
Net sales to unaffiliated customers:
Timberlands segment
Delivered logs:
West
Domestic sales	$96	$97	$290	$313
Export grade sales	80	127	321	478
Subtotal West	176	224	611	791
South	155	166	485	480
North	11	15	35	40
Subtotal delivered logs sales	342	405	1,131	1,311
Stumpage and pay-as-cut timber	12	10	43	30
Recreational and other lease revenue	19	18	54	51
Other(1)	7	8	31	29
Net sales attributable to Timberlands segment	380	441	1,259	1,421
Real Estate & ENR segment
Real estate	79	30	198	217
Energy and natural resources	26	38	88	96
Net sales attributable to Real Estate & ENR segment	105	68	286	313
Wood Products segment
Structural lumber	570	676	1,658	2,880
Oriented strand board	284	287	707	1,348
Engineered solid section	216	233	600	676
Engineered I-joists	122	166	335	471
Softwood plywood	42	47	127	158
Medium density fiberboard	40	50	120	151
Complementary building products	184	222	551	676
Other(2)	79	86	257	267
Net sales attributable to Wood Products segment	1,537	1,767	4,355	6,627
Total net sales	$2,022	$2,276	$5,900	$8,361

(1)
Other Timberlands sales include sales of seeds and seedlings from our nursery operations as well as wood chips.
(2)
Other Wood Products sales include wood chips, other byproducts and third-party residual log sales from our Canadian Forestlands operations.

NOTE 4: NET EARNINGS PER SHARE AND SHARE REPURCHASES

Our basic and diluted earnings per share were:

●
$0.33 during third quarter 2023 and $0.85 during year-to-date 2023;
●
$0.42 during third quarter 2022 and $2.51 during year-to-date 2022.

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

	QUARTER ENDED		YEAR-TO-DATE ENDED
SHARES IN THOUSANDS	SEPTEMBER 2023	SEPTEMBER 2022	SEPTEMBER 2023	SEPTEMBER 2022
Weighted average common shares outstanding – basic	731,046	740,058	732,069	743,990
Dilutive potential common shares:
Stock options	154	192	134	294
Restricted stock units	304	420	117	417
Performance share units	238	305	222	380
Total effect of outstanding dilutive potential common shares	696	917	473	1,091
Weighted average common shares outstanding – dilutive	731,742	740,975	732,542	745,081

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

	QUARTER ENDED		YEAR-TO-DATE ENDED
SHARES IN THOUSANDS	SEPTEMBER 2023	SEPTEMBER 2022	SEPTEMBER 2023	SEPTEMBER 2022
Stock options	609	620	609	620
Performance share units	612	623	612	623

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

We repurchased 757,510 common shares for approximately $25 million (including transaction fees) under the 2021 Repurchase Program during third quarter 2023 and 3,562,944 common shares for approximately $110 million under the 2021 Repurchase Program during year-to-date 2023. As of September 30, 2023, we had remaining authorization of $267 million for future share repurchases. During year-to-date 2022, we repurchased 11,217,300 common shares for approximately $404 million (including transaction fees) under the 2021 Repurchase Program.

All common stock repurchases under the 2021 Repurchase Program were made in open-market transactions. We record share repurchases upon trade date as opposed to the settlement date when cash is disbursed. We record a liability for repurchases that have not yet been settled as of period end. There were 32,757 unsettled shares (approximately $1 million) as of September 30, 2023, and 223,548 unsettled shares (approximately $7 million) as of December 31, 2022.

NOTE 5: INVENTORIES

Inventories include raw materials, work-in-process and finished goods, as well as materials and supplies.

DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2023	DECEMBER 31, 2022
LIFO inventories:
Logs	$28	$32
Lumber, plywood, panels and fiberboard	80	61
Other products	16	9
Moving average cost or FIFO inventories:
Logs	31	56
Lumber, plywood, panels, fiberboard and engineered wood products	98	122
Other products	129	140
Materials and supplies	146	130
Total	$528	$550

LIFO – the last-in, first-out method – applies to major inventory products held at our U.S. locations. The moving average cost method or FIFO – the first-in, first-out method – applies to the balance of our U.S. raw material and product inventories, all material and supply inventories and all foreign inventories.

NOTE 6: PENSION AND OTHER POST-EMPLOYMENT BENEFIT PLANS

The components of net periodic benefit cost are:

	PENSION
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2023	SEPTEMBER 2022	SEPTEMBER 2023	SEPTEMBER 2022
Service cost	$6	$9	$17	$27
Interest cost	30	27	89	80
Expected return on plan assets	(30)	(40)	(90)	(120)
Amortization of actuarial loss	10	23	29	70
Amortization of prior service cost	—	1	1	2
Total net periodic benefit cost – pension	$16	$20	$46	$59

	OTHER POST-EMPLOYMENT BENEFITS
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2023	SEPTEMBER 2022	SEPTEMBER 2023	SEPTEMBER 2022
Interest cost	$2	$—	$4	$2
Amortization of actuarial loss	—	1	1	4
Amortization of prior service credit	—	—	(1)	—
Total net periodic benefit cost – other post-employment benefits	$2	$1	$4	$6

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

NOTE 7: ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2023	DECEMBER 31, 2022
Compensation and employee benefit costs	$173	$201
Current portion of lease liabilities	21	22
Customer rebates, volume discounts and deferred income	135	132
Interest	84	69
Taxes payable	66	23
Other	58	64
Total	$537	$511

NOTE 8: LONG-TERM DEBT AND LINE OF CREDIT

In July 2023, we repaid $118 million of our 7.125 percent notes at maturity.

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

In March 2023, we entered into a new $1.5 billion five-year senior unsecured revolving credit facility, which expires in March 2028 and replaced the existing facility which was set to expire in January 2025. Borrowings will bear interest at a floating rate based on either the adjusted term Secured Overnight Financing Rate (SOFR) plus a spread or a mutually agreed upon base rate plus a spread. We had no outstanding borrowings on our credit facility as of September 30, 2023 and December 31, 2022.

NOTE 9: FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value and carrying value of our long-term debt consisted of the following:

DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2023	DECEMBER 31, 2022
Long-term fixed rate debt (including current maturities):
Carrying value	$5,679	$5,053
Fair value (level 2)	$5,434	$4,918

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

As of September 30, 2023, we had $668 million in short-term investments classified as held-to-maturity debt securities, which consist of a mixture of term deposits and Treasury bills. We did not have any short-term investments classified as held-to-maturity debt securities as of December 31, 2022. These short-term investments mature within one year and are recorded in "Short-term investments" on our Consolidated Balance Sheet. We record held-to-maturity debt securities at amortized cost, which approximates fair value.

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

As of September 30, 2023, our total accrual for future estimated remediation costs on active Superfund sites and other sites for which we are potentially responsible was approximately $75 million. These amounts are recorded in "Accrued liabilities" and "Other liabilities" on our Consolidated Balance Sheet.

NOTE 11: ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in amounts included in our accumulated other comprehensive loss by component are:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2023	SEPTEMBER 2022	SEPTEMBER 2023	SEPTEMBER 2022
Pension(1)
Balance at beginning of period	$(444)	$(632)	$(458)	$(720)
Other comprehensive income (loss) before reclassifications	—	14	(1)	65
Amounts reclassified from accumulated other comprehensive loss to earnings(2)	9	19	24	56
Total other comprehensive income	9	33	23	121
Balance at end of period	$(435)	$(599)	$(435)	$(599)
Other post-employment benefits(1)
Balance at beginning of period	$21	$—	$20	$(2)
Other comprehensive loss before reclassifications	(1)	(1)	—	(1)
Amounts reclassified from accumulated other comprehensive loss to earnings(2)	1	1	1	3
Total other comprehensive income	—	—	1	2
Balance at end of period	$21	$—	$21	$—
Translation adjustments and other
Balance at beginning of period	$198	$234	$191	$243
Translation adjustments	(7)	(53)	—	(62)
Total other comprehensive loss	(7)	(53)	—	(62)
Balance at end of period	191	181	191	181
Accumulated other comprehensive loss, end of period	$(223)	$(418)	$(223)	$(418)
(1)
Amounts presented are net of tax.
(2)
Amounts of actuarial loss and prior service (cost) credit are components of net periodic benefit cost. See Note 6: Pension and Other Post-Employment Benefit Plans.

NOTE 12: SHARE-BASED COMPENSATION

Share-based compensation activity during year-to-date 2023 included the following:

SHARES IN THOUSANDS	GRANTED	VESTED
Restricted stock units (RSUs)	844	771
Performance share units (PSUs)	392	228

A total of 897 thousand shares of common stock were issued as a result of RSU vestings, PSU vestings and stock option exercises.

Restricted Stock Units

The weighted average fair value of the RSUs granted in 2023 was $33.76. The vesting provisions for RSUs granted in 2023 were consistent with prior year grants.

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
(1)
Calculated as an average of the high and low prices on grant date.

NOTE 13: OTHER OPERATING COSTS, NET

Other operating costs, net were comprised of the following:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2023	SEPTEMBER 2022	SEPTEMBER 2023	SEPTEMBER 2022
Environmental remediation charges	$1	$—	$14	$1
Foreign exchange losses (gains), net	1	(8)	(1)	(12)
Litigation expense, net	9	2	11	10
Research and development expenses	2	1	5	4
Other, net	7	6	21	16
Total other operating costs, net	$20	$1	$50	$19

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

NOTE 15: TIMBERLAND ACQUISITIONS

On July 19, 2023, we completed the purchase of 22 thousand acres of Mississippi timberlands for approximately $60 million. We recorded $59 million of timberland assets in "Timber and timberlands at cost, less depletion" and $1 million of related assets in "Property and equipment, net" on our Consolidated Balance Sheet.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This report contains statements concerning our future results and performance that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include, without limitation, statements relating to: our expected future financial and operating performance; our plans, strategies, intentions and expectations; our capital structure and the sufficiency of our liquidity position to meet future cash requirements; compliance with covenants in our debt agreements; our expectations concerning our contingent liabilities and the sufficiency of related reserves and accruals including, but not limited to, cost estimates of future litigation and environmental remediation; our provision for income taxes; expected capital expenditures; expected returns on pension plan assets; market and general economic conditions, including related influencing factors such as the trajectory of U.S. housing activity, repair and remodel activity, inflation trends and interest rates; our expectations about our future opportunities in emerging carbon offset and carbon capture and storage markets; and assumptions used in valuing incentive compensation and related expense.

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often involve use of words such as “anticipate,” “believe,” “committed,” "continue,” “estimate,” “expect,” “foreseeable,” “maintain,” “may,” “potential,” and “will,” or similar words or terminology. They may use the positive, negative or another variation of those and similar words. These forward-looking statements are based on our current expectations and assumptions and are not guarantees of future events or performance. The realization of our expectations and the accuracy of our assumptions are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. There is no guarantee that any of the events anticipated by our forward-looking statements will occur. If any of the events occur, there is no guarantee what effect it will have on our operations, cash flows, or financial condition. We undertake no obligation to update our forward-looking statements after the date of this report. The factors listed below, as well as other factors not described herein because they are not currently known to us or we currently judge them to be immaterial, may cause our actual results to differ significantly from our forward-looking statements:

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

Over the past year, home sales and building activity slowed due in part to higher mortgage interest rates, reduced affordability and general macroeconomic conditions. During third quarter 2023, market conditions continued to shift towards sales of new homes as existing inventory remained near record-low levels. On a seasonally adjusted annual basis, as reported by the U.S. Census Bureau, housing starts for third quarter 2023 averaged 1.36 million units, a 6.2 percent decrease from second quarter 2023. Single-family starts averaged 961 thousand units in third quarter 2023, a 3.4 percent increase from second quarter 2023. Multi-family starts averaged 398 thousand units in third quarter 2023, which was a 23.5 percent decrease from second quarter 2023. Single-family construction is the primary driver for our business as compared to multi-family due to the amount of wood products used. Sales of newly built, single-family homes averaged a seasonally adjusted annual rate of 724 thousand units for third quarter 2023, an increase of 4.8 percent from the prior quarter. Over the medium to long-term, we expect a favorable U.S. housing construction market supported by strong demographics in the key homebuying age cohorts, a decade of underbuilding and a historically low housing inventory.

Repair and remodeling expenditures were steady from second quarter 2023 to third quarter 2023 according to the Census Bureau Advance Retail Spending report. Do-it-yourself activity has been returning to more normalized levels while professionally contracted activities have benefited from larger projects and increases in home equity levels. Over the longer term, we expect this sector to return to pre-pandemic growth trends with healthy household balance sheets, elevated home equity and an aging U.S. housing stock, with a median age of 43 years.

In U.S. wood product markets, demand in third quarter 2023 helped lift prices in mid-summer. By the end of the third quarter, this had been offset by macroeconomic and housing market uncertainty, including an increase in interest and mortgage rates. Temporary and permanent curtailments provided some balance to the market. OSB demand was strong for most of the quarter, as customer inventories were not sufficient to meet current building activity. The Random Lengths Framing Lumber Composite price averaged $438/MBF and the OSB Composite averaged $540/MSF in third quarter 2023. Over the course of the third quarter, prices for lumber decreased from $438/MBF to $422/MBF and prices for OSB increased from $432/MSF to $454/MSF.

In Western log markets, Douglas fir sawlog prices decreased by 0.2 percent in third quarter 2023 compared with second quarter 2023, as reported by RISI Log Lines based on Weyerhaeuser’s sales mix. Overall, domestic prices in the West declined due to compressed mill margins, but this was partially offset by continued constraints in log supply. In the South, delivered sawlog prices decreased 0.3 percent in third quarter 2023 compared to second quarter 2023 and declined 2.0 percent from third quarter 2022 as reported by TimberMart-South. Favorable harvest conditions later in the quarter provided sufficient supply to meet mills' needs.

Currency exchange rates, available supply from other countries and trade policy affect our export businesses. During third quarter 2023, end use demand softened in export markets, partially offset by continued disruptions in global log and lumber supply. In Japan, total housing starts decreased 3.7 percent year to date through August compared to the same period in 2022, while the key Post and Beam segment saw a 5.7 percent decrease. Lumber imports to Japan from Europe placed downward pressure on market conditions. China demand has improved from low levels late in 2022 but remains subdued due to general economic conditions and steady supply of logs from New Zealand and rough lumber from Russia.

Interest rates affect our business primarily through their impact on mortgage rates and housing affordability, their general impact on the economy and their influence on our capital management activities. Actions by the U.S. Federal Reserve, the overall condition of the economy and fluctuations in financial markets are all factors that influence long-term interest rates. 30-year mortgage rates, which are correlated with long-term interest rates, increased from 6.7 percent at the end of second quarter 2023 to 7.3 percent at the end of third quarter 2023, according to economic data from the St. Louis Federal Reserve. Many builders have been able to offset higher mortgage rates through discounts, mortgage rate buydowns and modifying product offerings such as home sizes and finishes. Higher rates have also locked-in many existing homeowners from selling, reducing inventories of existing homes for sale which has led to increased demand for available new homes.

Increased inflation affects the cost of our operations across each of our business segments, including costs for raw materials, transportation, energy and labor. The Consumer Price Index increased 3.7 percent year over year in September 2023, which is markedly down from its peak of over 9.0 percent in June 2022. While we can offset some of the impacts of inflation through our sales activities, our operational excellence initiatives and our procurement practices, not all of the costs associated with inflation can be fully mitigated or passed on to the consumer.

The condition of the labor market affects all of our businesses as it relates to our ability to attract and retain employees and contractors. The unemployment rate of 3.8 percent in September 2023 remained near historically low levels and increased 0.2 percent from the end of second quarter

2023. Labor force participation has increased to 62.8 percent in September 2023, from 62.3 percent in September 2022, approaching pre-pandemic levels.

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

CONSOLIDATED RESULTS

How We Did Third Quarter 2023 and Year-to-Date 2023

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	SEPTEMBER 2023	SEPTEMBER 2022	2023 VS. 2022	SEPTEMBER 2023	SEPTEMBER 2022	2023 VS. 2022
Net sales	$2,022	$2,276	$(254)	$5,900	$8,361	$(2,461)
Costs of sales	$1,520	$1,694	$(174)	$4,560	$5,130	$(570)
Operating income	$353	$457	$(104)	$908	$2,848	$(1,940)
Net earnings	$239	$310	$(71)	$620	$1,869	$(1,249)
Earnings per share, basic and diluted	$0.33	$0.42	$(0.09)	$0.85	$2.51	$(1.66)

Comparing Third Quarter 2023 with Third Quarter 2022

Net sales

Net sales decreased $254 million – 11 percent – primarily due to a $230 million decrease in Wood Products sales to unaffiliated customers attributable to decreased sales volumes and sales realizations across most product lines.

Costs of sales

Costs of sales decreased $174 million – 10 percent – primarily due to decreased sales volumes across most product lines within our Wood Products segment, as well as decreased freight costs.

Operating income

Operating income decreased $104 million – 23 percent – primarily due to an $80 million decrease in consolidated gross margin, as discussed above.

Net earnings

Net earnings decreased $71 million – 23 percent – primarily due to the $104 million decrease in operating income, as discussed above.

This decrease was partially offset by a $23 million decrease in income tax expense (refer to Income Taxes).

Comparing Year-to-Date 2023 with Year-to-Date 2022

Net sales

Net sales decreased $2,461 million – 29 percent – primarily due to a $2,272 million decrease in Wood Products sales to unaffiliated customers attributable to decreased sales realizations and sales volumes across most product lines, as well as a $162 million decrease in Timberlands sales to unaffiliated customers attributable to decreased sales realizations in the Western region.

Costs of sales

Costs of sales decreased $570 million – 11 percent – primarily due to decreased sales volumes across most product lines within our Wood Products segment, as well as decreased freight costs and Western third-party log purchases.

Operating income

Operating income decreased $1,940 million – 68 percent – primarily due to a $1,891 million decrease in consolidated gross margin, as discussed above.

Net earnings

Net earnings decreased $1,249 million – 67 percent – primarily due to the $1,940 million decrease in operating income, as discussed above.

This decrease was partially offset by a $369 million decrease in income tax expense (refer to Income Taxes), as well as a $276 million pretax charge ($207 million after-tax) related to the early extinguishment of debt in first quarter 2022 (refer to Note 8: Long-Term Debt and Line of Credit).

TIMBERLANDS

How We Did Third Quarter 2023 and Year-to-Date 2023

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2023	SEPTEMBER 2022	2023 VS. 2022	SEPTEMBER 2023	SEPTEMBER 2022	2023 VS. 2022
Net sales to unaffiliated customers:
Delivered logs:
West	$176	$224	$(48)	$611	$791	$(180)
South	155	166	(11)	485	480	5
North	11	15	(4)	35	40	(5)
Subtotal delivered logs sales	342	405	(63)	1,131	1,311	(180)
Stumpage and pay-as-cut timber	12	10	2	43	30	13
Recreational and other lease revenue	19	18	1	54	51	3
Other(1)	7	8	(1)	31	29	2
Subtotal net sales to unaffiliated customers	380	441	(61)	1,259	1,421	(162)
Intersegment sales	141	133	8	433	450	(17)
Total sales	$521	$574	$(53)	$1,692	$1,871	$(179)
Costs of sales	$417	$442	$(25)	$1,317	$1,360	$(43)
Operating income and Net contribution to earnings	$78	$107	$(29)	$302	$442	$(140)
(1)
Other Timberlands sales include sales of seeds and seedlings from our nursery operations as well as wood chips.

Comparing Third Quarter 2023 with Third Quarter 2022

Net sales to unaffiliated customers

Net sales to unaffiliated customers decreased $61 million – 14 percent – primarily due to a $48 million decrease in Western log sales, attributable to a 25 percent decrease in sales realizations, as well as an $11 million decrease in Southern log sales, attributable to a 4 percent decrease in sales realizations and a 3 percent decrease in sales volumes.

Intersegment sales

Intersegment sales increased $8 million – 6 percent – primarily due to a 14 percent increase in sales volumes, partially offset by a 7 percent decrease in sales realizations.

Costs of sales

Costs of sales decreased $25 million – 6 percent – primarily due to decreased Western third-party log purchases and decreased Southern log sales volumes, partially offset by increased logging and hauling costs and increased Western log sales volumes.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings decreased $29 million – 27 percent – primarily due to the change in the components of gross margin, as discussed above.

Comparing Year-to-Date 2023 with Year-to-Date 2022

Net sales to unaffiliated customers

Net sales to unaffiliated customers decreased $162 million – 11 percent – primarily due to a $180 million decrease in Western log sales, primarily attributable to a 23 percent decrease in sales realizations, partially offset by a $13 million increase in stumpage and pay-as-cut timber sales.

Intersegment sales

Intersegment sales decreased $17 million – 4 percent – primarily due to a 9 percent decrease in sales realizations, partially offset by a 5 percent increase in sales volumes.

Costs of sales

Costs of sales decreased $43 million – 3 percent – primarily due to decreased Western third-party log purchases, partially offset by increased logging and hauling costs and increased log sales volumes.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings decreased $140 million – 32 percent – primarily due to the change in the components of gross margin, as discussed above.

Third-Party Log Sales Volumes and Fee Harvest Volumes

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	SEPTEMBER 2023	SEPTEMBER 2022	2023 VS. 2022	SEPTEMBER 2023	SEPTEMBER 2022	2023 VS. 2022
Third-party log sales – tons:
West(1)	1,479	1,411	68	4,814	4,793	21
South	4,180	4,310	(130)	12,907	12,612	295
North	148	177	(29)	450	505	(55)
Total	5,807	5,898	(91)	18,171	17,910	261
Fee harvest volumes – tons:
West(1)	2,137	1,760	377	6,674	6,085	589
South	6,146	6,112	34	19,008	18,113	895
North	223	245	(22)	683	703	(20)
Total	8,506	8,117	389	26,365	24,901	1,464
(1)
Western logs are primarily transacted in thousand board feet (MBF) but are converted to ton equivalents for external reporting purposes.

REAL ESTATE, ENERGY AND NATURAL RESOURCES

How We Did Third Quarter 2023 and Year-to-Date 2023

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2023	SEPTEMBER 2022	2023 VS. 2022	SEPTEMBER 2023	SEPTEMBER 2022	2023 VS. 2022
Net sales:
Real estate	$79	$30	$49	$198	$217	$(19)
Energy and natural resources	26	38	(12)	88	96	(8)
Total	$105	$68	$37	$286	$313	$(27)
Costs of sales	$43	$14	$29	$105	$100	$5
Operating income and Net contribution to earnings	$56	$48	$8	$161	$194	$(33)

The volume of real estate sales is a function of many factors, including the general state of the economy, demand in local real estate markets, the ability of buyers to obtain financing, the number of competing properties listed for sale, the seasonal nature of sales, the plans of adjacent landowners, our expectation of future price appreciation, the timing of harvesting activities, and the availability of government and not-for-profit funding. In any period, the average price per acre will vary based on the location and physical characteristics of parcels sold.

Comparing Third Quarter 2023 with Third Quarter 2022

Net sales

Net sales increased $37 million – 54 percent – primarily due to an increase in acres sold, partially offset by a decrease in the average price per acre sold.

Costs of sales

Costs of sales increased $29 million – 207 percent – primarily due to an increase in acres sold.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings increased $8 million – 17 percent – primarily due to the change in the components of gross margin, as discussed above.

Comparing Year-to-Date 2023 with Year-to-Date 2022

Net sales

Net sales decreased $27 million – 9 percent – primarily due to decreases in average price per acre sold and royalty income from our Energy and Natural Resources business.

Costs of sales

Costs of sales increased $5 million – 5 percent – primarily due to an increase in basis per acre sold.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings decreased $33 million – 17 percent – primarily due to the change in the components of gross margin, as discussed above.

REAL ESTATE SALES STATISTICS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
	SEPTEMBER 2023	SEPTEMBER 2022	2023 VS. 2022	SEPTEMBER 2023	SEPTEMBER 2022	2023 VS. 2022
Acres sold	25,721	5,014	20,707	55,755	56,046	(291)
Average price per acre	$3,033	$5,046	$(2,013)	$3,403	$3,624	$(221)

WOOD PRODUCTS

How We Did Third Quarter 2023 and Year-to-Date 2023

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2023	SEPTEMBER 2022	2023 VS. 2022	SEPTEMBER 2023	SEPTEMBER 2022	2023 VS. 2022
Net sales:
Structural lumber	$570	$676	$(106)	$1,658	$2,880	$(1,222)
Oriented strand board	284	287	(3)	707	1,348	(641)
Engineered solid section	216	233	(17)	600	676	(76)
Engineered I-joists	122	166	(44)	335	471	(136)
Softwood plywood	42	47	(5)	127	158	(31)
Medium density fiberboard	40	50	(10)	120	151	(31)
Complementary building products	184	222	(38)	551	676	(125)
Other products produced(1)	79	86	(7)	257	267	(10)
Total	$1,537	$1,767	$(230)	$4,355	$6,627	$(2,272)
Costs of sales	$1,195	$1,360	$(165)	$3,572	$4,050	$(478)
Operating income and Net contribution to earnings	$277	$344	$(67)	$590	$2,389	$(1,799)
(1)
Other products produced sales include wood chips, other byproducts and third-party residual log sales from our Canadian Forestlands operations.

Comparing Third Quarter 2023 with Third Quarter 2022

Net sales

Net sales decreased $230 million – 13 percent – due to:

●
a $106 million decrease in structural lumber sales attributable to a 13 percent decrease in sales realizations, as well as a 3 percent decrease in sales volumes;
●
a $44 million decrease in engineered I-joists sales attributable to a 19 percent decrease in sales realizations, as well as an 11 percent decrease in sales volumes;
●
a $38 million decrease in complementary building products sales attributable to decreased sales volumes across most products;

●
a $17 million decrease in engineered solid section sales attributable to a 12 percent decrease in sales realizations, partially offset by a 5 percent increase in sales volumes;
●
a $10 million decrease in medium density fiberboard sales attributable to an 18 percent decrease in sales volumes, as well as a 3 percent decrease in sales realizations;
●
a $7 million decrease in other products produced sales attributable to decreased sales volumes for wood chips;
●
a $5 million decrease in softwood plywood sales attributable to a 23 percent decrease in sales realizations, partially offset by a 16 percent increase in sales volumes and
●
a $3 million decrease in oriented strand board sales attributable to a 4 percent decrease in sales volumes, partially offset by a 4 percent increase in sales realizations.

Costs of sales

Costs of sales decreased $165 million – 12 percent – primarily due to decreased sales volumes across most product lines, as well as decreased freight costs.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings decreased $67 million – 19 percent – primarily due to the change in the components of gross margin, as discussed above.

Comparing Year-to-Date 2023 with Year-to-Date 2022

Net sales

Net sales decreased $2,272 million – 34 percent – due to:

●
a $1,222 million decrease in structural lumber sales attributable to a 40 percent decrease in sales realizations, as well as a 4 percent decrease in sales volumes;
●
a $641 million decrease in oriented strand board sales attributable to a 48 percent decrease in sales realizations;
●
a $136 million decrease in engineered I-joist sales attributable to a 20 percent decrease in sales volumes, as well as an 11 percent decrease in sales realizations;
●
a $125 million decrease in complementary building products sales attributable to decreased sales volumes and sales realizations across most products;
●
a $76 million decrease in engineered solid section sales attributable to a 6 percent decrease in sales volumes, as well as a 5 percent decrease in sales realizations;
●
a $31 million decrease in medium density fiberboard sales attributable to a 28 percent decrease in sales volumes, partially offset by an 11 percent increase in sales realizations;
●
a $31 million decrease in softwood plywood sales attributable to a 33 percent decrease in sales realizations, partially offset by a 20 percent increase in sales volumes and
●
a $10 million decrease in other products produced attributable to decreased sales volumes.

Costs of sales

Costs of sales decreased $478 million – 12 percent – primarily due to decreased sales volumes across most product lines, as well as decreased freight costs.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings decreased $1,799 million – 75 percent – primarily due to the change in the components of gross margin, as discussed above.

Third-Party Sales Volumes

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS(1)	SEPTEMBER 2023	SEPTEMBER 2022	2023 VS. 2022	SEPTEMBER 2023	SEPTEMBER 2022	2023 VS. 2022
Structural lumber – board feet	1,184	1,216	(32)	3,524	3,662	(138)
Oriented strand board – square feet (3/8”)	683	715	(32)	2,176	2,167	9
Engineered solid section – cubic feet	6.2	5.9	0.3	16.9	18.0	(1.1)
Engineered I-joists – lineal feet	42	47	(5)	113	142	(29)
Softwood plywood – square feet (3/8”)	86	74	12	263	219	44
Medium density fiberboard – square feet (3/4”)	33	40	(7)	93	129	(36)
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

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS	SEPTEMBER 2023	SEPTEMBER 2022	2023 VS. 2022	SEPTEMBER 2023	SEPTEMBER 2022	2023 VS. 2022
Structural lumber – board feet:
Production	1,174	1,140	34	3,481	3,575	(94)
Outside purchase	38	35	3	113	120	(7)
Total	1,212	1,175	37	3,594	3,695	(101)
Oriented strand board – square feet (3/8”):
Production	724	735	(11)	2,212	2,232	(20)
Outside purchase	19	18	1	55	154	(99)
Total	743	753	(10)	2,267	2,386	(119)
Engineered solid section – cubic feet:
Production	5.6	6.0	(0.4)	16.1	18.1	(2.0)
Outside purchase	3.7	3.6	0.1	9.7	4.1	5.6
Total	9.3	9.6	(0.3)	25.8	22.2	3.6
Engineered I-joists – lineal feet:
Production	42	47	(5)	105	141	(36)
Outside purchase	2	1	1	2	6	(4)
Total	44	48	(4)	107	147	(40)
Softwood plywood – square feet (3/8”):
Production	77	64	13	235	197	38
Outside purchase	10	9	1	33	27	6
Total	87	73	14	268	224	44
Medium density fiberboard – square feet (3/4"):
Production	34	38	(4)	101	130	(29)
Total	34	38	(4)	101	130	(29)

UNALLOCATED ITEMS

Unallocated items are gains or charges not related to, or allocated to, an individual operating segment. They include all or a portion of items such as share-based compensation, pension and post-employment costs, elimination of intersegment profit in inventory and LIFO, foreign exchange transaction gains and losses, interest income and other.

Net Charge to Earnings – Unallocated Items

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2023	SEPTEMBER 2022	2023 VS. 2022	SEPTEMBER 2023	SEPTEMBER 2022	2023 VS. 2022
Unallocated corporate function and variable compensation expense	$(33)	$(36)	$3	$(92)	$(103)	$11
Liability classified share-based compensation	2	2	—	—	5	(5)
Foreign exchange gain	—	9	(9)	1	12	(11)
Elimination of intersegment profit in inventory and LIFO	(4)	2	(6)	8	(39)	47
Other	(23)	(19)	(4)	(62)	(52)	(10)
Operating loss	(58)	(42)	(16)	(145)	(177)	32
Non-operating pension and other post-employment benefit costs	(12)	(12)	—	(33)	(38)	5
Interest income and other	24	9	15	54	9	45
Net charge to earnings	$(46)	$(45)	$(1)	$(124)	$(206)	$82

Comparing Third Quarter 2023 with Third Quarter 2022

Net charge to earnings remained consistent primarily due to a $15 million increase in interest income and other due to an increase in the interest rate on our cash and short-term investment accounts, offset by a $9 million decrease in foreign exchange gain and a $6 million increase in elimination of intersegment profit in inventory and LIFO.

Comparing Year-to-Date 2023 with Year-to-Date 2022

Net charge to earnings decreased $82 million – 40 percent – primarily due to:

●
a $47 million decrease in elimination of intersegment profit in inventory and LIFO;
●
a $45 million increase in interest income and other due to an increase in the interest rate on our cash and short-term investment accounts and
●
an $11 million decrease in unallocated corporate function and variable compensation expense.

These changes were partially offset by an $11 million decrease in foreign exchange gain, as well as a $10 million increase in other primarily due to an increase in environmental remediation charges.

INTEREST EXPENSE

Our interest expense, net of capitalized interest, was:

●
$72 million for third quarter 2023 and $208 million year-to-date 2023;
●
$67 million for third quarter 2022 and $204 million year-to-date 2022.

Interest expense increased by $5 million compared to third quarter 2022 and increased by $4 million compared to year-to-date 2022 primarily due to the May 2023 issuance of debt securities that increased our weighted average outstanding debt.

Refer to Note 8: Long-Term Debt and Line of Credit for further information.

INCOME TAXES

Our provision for income taxes was:

●
a $54 million expense for third quarter 2023 and $101 million year-to-date 2023;
●
a $77 million expense for third quarter 2022 and $470 million year-to-date 2022.

Our provision for income taxes is primarily driven by earnings generated by our TRSs. Income tax expense decreased by $369 million compared to year-to-date 2022 primarily due to a decrease in our TRS earnings in 2023, as well as a decrease in our estimated annual effective tax rate.

Refer to Note 14: Income Taxes for further information.

LIQUIDITY AND CAPITAL RESOURCES

We are committed to maintaining an appropriate capital structure that provides flexibility and enables us to protect the interests of our shareholders and meet our obligations to our lenders, while also maintaining access to all major financial markets. As of September 30, 2023, we had approximately $1.2 billion in cash and cash equivalents, $668 million in short-term investments and $1.5 billion of availability on our line of credit, which expires in March 2028. We believe we have sufficient liquidity to meet our cash requirements for the foreseeable future.

CASH FROM OPERATIONS

Consolidated net cash from operations was:

●
$1,145 million for year-to-date 2023 and
●
$2,665 million for year-to-date 2022.

Net cash from operations decreased $1,520 million primarily due to decreased cash inflows from our business operations. This change was partially offset by a $406 million decrease in cash paid for income taxes, as well as a $21 million decrease in cash paid for interest.

CASH FROM INVESTING ACTIVITIES

Consolidated net cash from investing activities was:

●
$(982) million for year-to-date 2023 and
●
$(530) million for year-to-date 2022.

Net cash from investing activities decreased $452 million primarily due to a $664 million increase in cash paid for short-term investments. This change was partially offset by a $216 million decrease in cash paid for acquisition of timberlands.

Summary of Capital Spending by Business Segment

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2023	SEPTEMBER 2022
Timberlands	$74	$75
Wood Products	168	163
Unallocated Items	9	7
Total	$251	$245

We anticipate our capital expenditures for 2023 to be approximately $440 million. The amount we spend on capital expenditures could change.

CASH FROM FINANCING ACTIVITIES

Consolidated net cash from financing activities was:

●
$(571) million for year-to-date 2023 and
●
$(2,214) million for year-to-date 2022.

Net cash from financing activities increased $1,643 million, primarily due to:

●
a $947 million decrease in net cash used for payments on long-term debt;
●
a $409 million decrease in cash used for payments of dividends and
●
a $293 million decrease in cash used for repurchases of common stock.

Line of Credit

In March 2023, we entered into a new $1.5 billion five-year senior unsecured revolving credit facility, which expires in March 2028 and replaced the existing facility which was set to expire in January 2025. Borrowings will bear interest at a floating rate based on either the adjusted term SOFR plus a spread or a mutually agreed upon base rate plus a spread. We had no outstanding borrowings on our $1.5 billion five-year senior unsecured revolving credit facility as of September 30, 2023 or December 31, 2022.

Refer to Note 8: Long-Term Debt and Line of Credit for further information.

Long-Term Debt

In May 2023, we completed an offering of debt securities by issuing $750 million of 4.750 percent notes due in May 2026. The net proceeds after deducting the discount, underwriting fees and issuance costs were $743 million. Of these total net proceeds, $664 million was invested in short-term investments classified as held-to-maturity securities, which consist of a mixture of term deposits and Treasury bills.

In July 2023, we repaid $118 million of our 7.125 percent notes at maturity. We have $860 million of long-term debt scheduled to mature during fourth quarter 2023, and we anticipate the majority will be funded through cash on hand, including the proceeds from our short-term investments which also mature in the fourth quarter.

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

Refer to Note 8: Long-Term Debt and Line of Credit for further information.

Debt Covenants

As of September 30, 2023, Weyerhaeuser Company was in compliance with its debt covenants. There have been no significant changes to the debt covenants presented in our 2022 Annual Report on Form 10-K for our long-term debt instruments, and we expect to remain in compliance with our debt covenants for the foreseeable future.

Dividend Payments

We paid cash dividends on common shares of:

●
$1,076 million for year-to-date 2023 and
●
$1,485 million for year-to-date 2022.

The decrease in dividends paid is primarily due to a supplemental dividend of $0.90 per share based on 2022 financial results for a total of $660 million paid in first quarter 2023 in comparison to a supplemental dividend of $1.45 per share based on 2021 financial results for a total of $1,084 million paid in first quarter 2022.

Share Repurchases

We repurchased 757,510 common shares for approximately $25 million (including transaction fees) during third quarter 2023 and 3,562,944 common shares for approximately $110 million (including transaction fees) during year-to-date 2023 under the 2021 Repurchase Program. During third quarter 2022, we repurchased 4,234,838 common shares for approximately $145 million (including transaction fees) and we repurchased 11,217,300 common shares for approximately $404 million (including transaction fees) during year-to-date 2022 under the 2021 Repurchase Program. There were 32,757 unsettled shares (approximately $1 million) as of September 30, 2023 and 223,548 unsettled shares (approximately $7 million) as of December 31, 2022. Refer to Note 4: Net Earnings Per Share and Share Repurchases for further information.

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

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2023	SEPTEMBER 2022	2023 VS. 2022	SEPTEMBER 2023	SEPTEMBER 2022	2023 VS. 2022
Adjusted EBITDA by Segment:
Timberlands	$143	$168	$(25)	$503	$634	$(131)
Real Estate & ENR	94	60	34	253	283	(30)
Wood Products	328	395	(67)	746	2,540	(1,794)
	565	623	(58)	1,502	3,457	(1,955)
Unallocated Items	(56)	(40)	(16)	(129)	(172)	43
Adjusted EBITDA	$509	$583	$(74)	$1,373	$3,285	$(1,912)

We reconcile Adjusted EBITDA to net earnings for the consolidated company and to operating income (loss) for the business segments, as those are the most directly comparable U.S. GAAP measures for each.

The table below reconciles Adjusted EBITDA for the quarter ended September 30, 2023:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$239
Interest expense, net of capitalized interest					72
Income taxes					54
Net contribution (charge) to earnings	$78	$56	$277	$(46)	$365
Non-operating pension and other post-employment benefit costs	—	—	—	12	12
Interest income and other	—	—	—	(24)	(24)
Operating income (loss)	78	56	277	(58)	353
Depreciation, depletion and amortization	65	4	51	2	122
Basis of real estate sold	—	34	—	—	34
Adjusted EBITDA	$143	$94	$328	$(56)	$509

The table below reconciles Adjusted EBITDA for the quarter ended September 30, 2022:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$310
Interest expense, net of capitalized interest					67
Income taxes					77
Net contribution (charge) to earnings	$107	$48	$344	$(45)	$454
Non-operating pension and other post-employment benefit costs	—	—	—	12	12
Interest income and other	—	—	—	(9)	(9)
Operating income (loss)	107	48	344	(42)	457
Depreciation, depletion and amortization	61	5	51	2	119
Basis of real estate sold	—	7	—	—	7
Adjusted EBITDA	$168	$60	$395	$(40)	$583

The table below reconciles Adjusted EBITDA for the year-to-date period ended September 30, 2023:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$620
Interest expense, net of capitalized interest					208
Income taxes					101
Net contribution (charge) to earnings	$302	$161	$590	$(124)	$929
Non-operating pension and other post-employment benefit costs	—	—	—	33	33
Interest income and other	—	—	—	(54)	(54)
Operating income (loss)	302	161	590	(145)	908
Depreciation, depletion and amortization	201	12	156	5	374
Basis of real estate sold	—	80	—	—	80
Special items included in operating income (loss)(1)	—	—	—	11	11
Adjusted EBITDA	$503	$253	$746	$(129)	$1,373
(1)
Operating income (loss) for Unallocated Items includes a pretax special item consisting of an $11 million noncash environmental remediation charge.

The table below reconciles Adjusted EBITDA for the year-to-date period ended September 30, 2022:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$1,869
Interest expense, net of capitalized interest					204
Loss on debt extinguishment(1)					276
Income taxes					470
Net contribution (charge) to earnings	$442	$194	$2,389	$(206)	$2,819
Non-operating pension and other post-employment benefit costs	—	—	—	38	38
Interest income and other	—	—	—	(9)	(9)
Operating income (loss)	442	194	2,389	(177)	2,848
Depreciation, depletion and amortization	192	12	151	5	360
Basis of real estate sold	—	77	—	—	77
Adjusted EBITDA	$634	$283	$2,540	$(172)	$3,285
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

Net Earnings Before Special Items

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2023	SEPTEMBER 2022	SEPTEMBER 2023	SEPTEMBER 2022
Net earnings	$239	$310	$620	$1,869
Environmental remediation charge	—	—	8	—
Loss on debt extinguishment	—	—	—	207
Net earnings before special items	$239	$310	$628	$2,076

Net Earnings per Diluted Share Before Special Items

	QUARTER ENDED		YEAR-TO-DATE ENDED
	SEPTEMBER 2023	SEPTEMBER 2022	SEPTEMBER 2023	SEPTEMBER 2022
Net earnings per diluted share	$0.33	$0.42	$0.85	$2.51
Environmental remediation charge	—	—	0.01	—
Loss on debt extinguishment	—	—	—	0.28
Net earnings per diluted share before special items	$0.33	$0.42	$0.86	$2.79

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

We estimate the fair value of fixed-rate long-term debt using the market approach, which is based on quoted market prices we received for the same types and issues of our debt. Changes in market rates of interest affect the fair value of our fixed-rate debt.

Summary of Long-Term Indebtedness Principal Obligations as of September 30, 2023

DOLLAR AMOUNTS IN MILLIONS	2023	2024	2025	2026	2027	THEREAFTER	TOTAL(1)	FAIR VALUE
Fixed-rate debt	$860	$—	$210	$1,022	$300	$3,333	$5,725	$5,434
Average interest rate	5.21%	—%	8.31%	5.52%	6.95%	4.82%	5.24%	N/A
(1)
Excludes $46 million of unamortized discounts, capitalized debt expense and business combination fair value adjustments.

Item 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The company’s principal executive officer and principal financial officer have concluded that the company’s disclosure controls and procedures were effective as of September 30, 2023, based on an evaluation of the company’s disclosure controls and procedures as of that date.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases of common stock made by the company during third quarter 2023:

COMMON SHARE REPURCHASES DURING THIRD QUARTER 2023	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS
July 1 – July 31	171,731	$33.63	171,731	$286,026,373
August 1 – August 31	353,664	$32.88	353,664	$274,398,582
September 1 – September 30	232,115	$31.63	232,115	$267,055,708
Total	757,510	$32.67	757,510

On September 22, 2021, we announced that our board had approved a new share repurchase program (the 2021 Repurchase Program) under which we are authorized to repurchase up to $1 billion of outstanding shares. Concurrently, the board terminated the remaining repurchase authorization under the 2019 Repurchase Program.

During third quarter 2023, we repurchased 757,510 shares for approximately $25 million (including transaction fees) under the 2021 Repurchase Program in open-market transactions. Transaction fees incurred for repurchases are not counted as use of funds authorized for repurchases under the 2021 Repurchase Program. As of September 30, 2023, we had remaining authorization of $267 million for future stock repurchases.

Item 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During third quarter 2023, two of the company’s “officers” (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) adopted trading plans intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) of the Exchange Act.

(1)
Devin W. Stockfish, president and chief executive officer, adopted a plan on August 3, 2023 with respect to the exercise of up to 161,500 stock options in the aggregate,14,412 of which expire February 12, 2024, 17,468 of which expire April 9, 2024, 39,458 of which expire February 12, 2025 and 90,162 of which expire February 9, 2026. Specifically, the plan provides for: (i) the exercise of 90,162 stock options at a designated strike price and the sale of all of the underlying shares of common stock in a “cashless” exercise transaction and (ii) the exercise of the remaining stock options at designated strike prices and the sale of an indeterminate number of the underlying shares to cover applicable exercise prices and withholding taxes for such exercises in “cashless” exercise transactions, with the remaining shares to be held by Mr. Stockfish. Mr. Stockfish’s plan expires when all of the shares are sold or on November 12, 2024, whichever occurs first.
(2)
Keith J. O’Rear, senior vice president, Wood Products, adopted a plan on August 3, 2023 to sell an aggregate of 40,876 shares of common stock. Mr. O’Rear’s plan expires when all of the shares are sold or on October 30, 2024, whichever occurs first.

Item 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYERHAEUSER COMPANY
(Registrant)

Date: October 27, 2023	By:	/s/ David M. Wold
David M. Wold
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)