Form 10-K
period 2023-12-31
WEYERHAEUSER CO
filed 2024-02-16
CIK 106535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based on the closing sale price as of the last business day of the most recently completed second fiscal quarter ended on June 30, 2023, as reported on the New York Stock Exchange Composite Price Transactions, was approximately $24.4 billion.

As of February 5, 2024, 729,521 thousand shares of the registrant’s common stock ($1.25 par value) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Notice of the 2024 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held May 10, 2024, are incorporated by reference into Part III.

OUR BUSINESS

Weyerhaeuser Company is one of the world's largest private owners of timberlands. We own or control 10.5 million acres of timberlands in the U.S. and manage an additional 14.1 million acres of timberlands under long-term licenses in Canada. We manage these timberlands on a sustainable basis in compliance with internationally recognized forestry standards. Our objective is to maximize the long-term value of timberlands we own. We analyze each timberland acre comprehensively to understand its highest-value use. We realize this value in many ways, most notably through growing and harvesting the trees, but also by selling properties when we can create incremental value. In addition, we focus on opportunities to realize value through lease and royalty agreements for the surface and subsurface rights that exist in our ownership.

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

Sustainability and citizenship are part of our core values. Our sustainably managed forests and our wood products play a critical role in mitigating climate change, and our carbon record shows that our net impact is significantly carbon negative. In addition to practicing sustainable forestry, we focus on energy and resource efficiency, reducing greenhouse gas emissions, conserving natural resources and offering sustainable products that meet our customers' needs. We operate with industry-leading safety results, actively support the communities in which we operate and communicate transparently with our investors and other stakeholders. We are recognized for our leading performance in the areas of ethics, citizenship and gender equality.

This portion of our Annual Report on Form 10-K provides detailed information about who we are and what we do. Unless otherwise specified, current information reported in this Form 10-K is as of or for the fiscal year ended December 31, 2023. Throughout this Form 10-K, unless specified otherwise, references to “we,” “our,” “us” and “the company” refer to the consolidated company. We break out financial information such as revenues, earnings and assets by the business segments that comprise our company. We also discuss the geographic areas where we do business.

WE CAN TELL YOU MORE

AVAILABLE INFORMATION

We meet the information reporting requirements of the Securities Exchange Act of 1934 by filing periodic reports (annual reports on Form 10-K, quarterly reports on Form 10-Q), current reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission (SEC). These reports and statements, which contain information about our business, financial results, corporate governance and other matters, as well as amendments to these reports and statements, are available at:

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

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 1

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

EFFECT OF MARKET CONDITIONS

The health of the U.S. housing market strongly affects the performance of all our business segments. Our Wood Products segment primarily sells into the new residential building and repair and remodel markets. Demand for sawlogs within our Timberlands segment is directly affected by domestic production of wood-based building products as well as export markets. Seasonal weather patterns impact the level of construction activity in the U.S., generally characterized by a reduction in activity during the winter months, which in turn affects the demand for our logs and wood products. Our Real Estate & ENR segment is affected by a variety of factors, including the general state of the economy, local real estate market conditions, the level of construction activity in the U.S. and the evolution of emerging renewable energy and carbon-related markets.

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

ENVIRONMENTAL STEWARDSHIP

As a pioneer in sustainable forestry, we have environmental stewardship deeply rooted in our business and very much at the core of our company. To operate successfully, we need our forests to provide a sustainable supply of wood fiber now and long into the future. To ensure our forests remain healthy and valuable for decades to come, we protect and enhance the many additional benefits they provide, such as clean water, clean air and critical areas for biodiversity. We also enhance the environmental footprint in our wood products manufacturing business, including reducing air emissions, minimizing waste and maximizing wood recovery. These actions are prudent for our business, good for the environment and essential to how we run our operations sustainably.

PRACTICING SUSTAINABLE FORESTRY

As one of the world’s oldest and largest private timberland owners, we’ve been growing, harvesting and regrowing forests for more than a century. We have been managing our forests sustainably for a very long time. We advocated for legislation in 1925 to encourage reforestation after harvest, which was an uncommon practice at the time. In 1937, we began research into sustainable yield forestry, which ensures harvesting does not diminish a forest’s ability to provide the same volume in the future. In 1938, we were one of the first companies to plant tree seedlings, and in 1941 we established the first certified tree farm in the U.S. We harvest, on average, only two percent of our forests each year, and 100 percent of our timberlands are reforested after harvesting. We plant more than 110 million tree seedlings per year, which equates to about 210 trees planted per minute throughout the year.

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 2

CARBON RECORD

Our carbon record shows that our net impact is significantly carbon negative, meaning we remove substantially more carbon from the atmosphere than we emit each year.

In 2023, our scope 1 carbon emissions were 0.5 million metric tons of carbon dioxide equivalent (mtCO2e), primarily attributable to fuel usage within our wood products mills and fertilizer application in our timberlands. Also in 2023, our location- and market-based scope 2 emissions were 0.5 million and 0.4 million mtCO2e, respectively, which are emissions from the energy we purchase. Our scope 1 and scope 2 emissions are calculated in accordance with the Greenhouse Gas Protocol's Corporate Accounting and Reporting Standard. We obtained limited assurance of our 2023 scope 1 and scope 2 emissions from a third-party attestation provider.

In 2022, our scope 3 emissions totaled 9.2 million mtCO2e, primarily generated by customers who purchase our wood fiber and the end-of-life emissions of the products we sell. Our scope 3 emissions are calculated in accordance with the Greenhouse Gas Protocol's Corporate Value Chain (Scope 3) Accounting and Reporting Standard.

Our sustainably managed forests play a critical role in helping to mitigate climate change. As our millions of acres of forests grow, they absorb carbon dioxide from the atmosphere and store it in their trunks, limbs and roots, as well as in the soil. In 2022, our direct carbon removals totaled 2 million mtCO2e (the increase in above-ground carbon in our U.S. timberlands attributable to forest growth and management practices after we account for harvest and mortality). Also in 2022, the indirect carbon removals across our value chain were 30 million mtCO2e (primarily carbon stored in our own long-lived wood products and products that our customers make from our logs).

In 2022, our forests contained between 2.3 billion and 3.6 billion mtCO2e. Approximately 1.0 billion mtCO2e was stored in our trees and roots, and an additional 1.3 billion to 2.6 billion mtCO2e was stored in soil and other biomass. After our trees are harvested, much of their carbon remains stored in the long-lived wood products made from them for the life of those products. After harvest, we plant millions of new trees, which then begin absorbing more CO2 from the atmosphere, and the next round of wood products store more carbon yet again. Our managed forests also provide other climate benefits. They mature more quickly and are able to bank more carbon through faster, continuous rotations, all while maintaining the vast pool of carbon in the forest soil. In addition, using wood for construction requires less energy and results in fewer greenhouse gas emissions compared with other building materials, such as steel and concrete.

We have a science-based greenhouse gas emissions reduction target that has been approved by the Science Based Targets initiative at the most ambitious level, in alignment with the Paris Agreement goal of limiting global warming to 1.5 degree Celsius. Our target includes a commitment to reduce our scope 1 and 2 emissions by 42 percent overall, and our scope 3 emissions by 25 percent per ton of production, both by 2030, measured against a 2020 baseline. We are also members of The Climate Pledge, a commitment to achieve net-zero carbon emissions across our value chain by 2040. We expect to achieve these targets primarily through energy efficiency projects, increased renewable energy usage and supplier engagement. As companies across our value chain actively work to reduce their emissions, with many already taking action or making commitments, we expect our scope 3 emissions to decrease over time.

MAKING BETTER ENERGY CHOICES

We are members of the U.S. Department of Energy's (DOE) Better Plants Program, which includes a goal to improve purchased energy efficiency at our manufacturing facilities by 10 percent between 2020 and 2030. This partnership requires us to adopt a companywide goal to improve energy efficiency, annually report our progress to the DOE and develop an energy management plan. We have a comprehensive wood products energy strategy that we have begun implementing by developing short-term action plans, evaluation tools and energy champions at all sites. We also fully integrate greenhouse gas and energy metrics into capital planning processes and conduct energy audits at manufacturing sites. On average, we meet more than 70 percent of the energy needs in our manufacturing facilities from renewable biomass by using what would otherwise be wood waste from mill manufacturing residuals to create our own energy. This approach allows us to reduce our reliance on nonrenewable fossil fuels and purchased electricity. We also support other renewable energy solutions, such as wind and solar power, through our timberlands. In addition, we also supply other mills, companies and utilities with woody biomass that is used to produce renewable, carbon-neutral energy.

PROTECTING BIODIVERSITY

The forests we manage host hundreds of native vertebrate species, including large mammals such as deer, elk, cougar, black bear and bobcat, as well as a tremendous diversity of birds, reptiles, amphibians, insects, native fish and other aquatic species. Many of these species prefer different forest age classes and forest structures, or other habitat features on the landscape, such as riparian areas. Since our timberlands contain a matrix of forest stand ages, along with other special areas we protect around streams and wetlands, these forests support a high level of native biodiversity. To preserve and protect this balance, we regularly conduct biodiversity assessments across our forests as part of our ongoing stewardship and forest management operations. These assessments include analyzing species occurrence data and assessing the presence of threatened, endangered, critically imperiled, imperiled and other regionally significant species. Conducting biodiversity assessments across our land base gives us necessary insights to help design and implement best practices for habitat conservation and species protection throughout the course of our forest management activities. These practices include leaving buffers along riparian areas, surveying sites for species occurrences prior to harvesting and thinning activities, managing for specific habitat using prescribed burns or thinning harvests and refraining from harvesting during certain sensitive times.

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 3

IMPROVING CONSERVATION OUTCOMES

Ensuring our forests provide habitat features that support at-risk, sensitive or threatened and endangered species is a core component of our environmental stewardship. We pursue a number of programs to create and preserve critical habitat, including partnering on conservation easements and agreements, formal Habitat Conservation Plans (HCPs) with the U.S. federal government and mitigation banking. Conservation easements and other local agreements can assure sustainable forest practices and the long-term stewardship and protection of wildlife habitat, biodiversity and recreational access. These partnerships can be made with a variety of groups and organizations, and they allow natural resource management to continue, which helps protect the economic benefits of a working forest. HCPs are administered under the federal Endangered Species Act and help provide more specific guidance on the protection and enhancement of habitats for threatened and endangered species. We currently participate in HCPs and other conservation agreements in Alabama, Arkansas, Florida, Georgia, Louisiana, Maine, Mississippi, New Hampshire, North Carolina, Oklahoma, Oregon, South Carolina, Vermont and Washington. Authorized through the U.S. Clean Water Act, mitigation banking allows us to set aside certain areas of our timberlands to preserve, enhance or restore a wetland, stream or habitat area to make up for development by another entity in a similar nearby ecosystem. Mitigation banks are regulated and approved by the U.S. Army Corps of Engineers and a consortium of federal, state and local agencies. We currently operate 16 mitigation banks and projects, primarily in the U.S. South. Several other projects are in various stages of evaluation and development. Overall, we currently have more than 3 million acres invested in these various conservation programs in our Northern, Southern and Western Timberlands, and we are always looking for new opportunities and partnerships to expand our impact.

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

MINIMIZING WASTE

The primary products we produce are solid lumber, wood panels and engineered wood products. Wood shavings, sawdust, chips and bark are sold or delivered to downstream customers who make other essential products for society. Toilet paper, diapers, paper, cartons, boxes, bags, landscaping mulch and wood pellets are just a few of the countless products made from our wood fiber and forest and mill by-products. We are always looking for ways to reduce the amount of waste we generate, including finding responsible methods for reuse and recycling. On average, we reuse, recycle or repurpose 99 percent of what could have been waste in our operations. That is equal to approximately 11 billion pounds of material each year that otherwise would have found its way to a landfill.

VERIFYING WITH CERTIFICATION

To prove our forest management and wood fiber procurement practices are sustainable, we participate in independent certification programs for forest management, fiber sourcing and chain of custody. Our entire timberland portfolio is certified to the Sustainable Forestry Initiative® (SFI®) Forest Management Standard. That compares with only 11 percent of the world's forests that are certified today (the vast majority of these certified forests are in the Northern Hemisphere). Internationally recognized forest certification standards, such as SFI, Programme for the Endorsement of Forest Certification (PEFC), the American Tree Farm System®, and the Forest Stewardship Council®, provide customers and stakeholders with an objective, third-party determination of whether companies are implementing sustainable forestry practices and making products that come from legal and well-managed sources. We are vocal supporters of the importance of these standards and the use of independent, third-party audits to verify compliance and promote sustainable forestry around the world. At Weyerhaeuser, we choose to certify our timberlands and operations to SFI’s standards because they are strong, science-based standards that have effectively pushed forestry in a more sustainable direction. These standards are designed specifically for operations in North America, and we value SFI’s approach, especially around logger training and the requirement to invest in and apply research back into our operations. In addition to our forests, we certify all of our manufacturing facilities to the SFI Fiber Sourcing or Certified Sourcing standards, and select sites are certified to the SFI and PEFC Chain of Custody standards.

SOCIAL RESPONSIBILITY

Throughout our long history, social responsibility has been an integral part of how we do business. Our company needs diverse, talented workers to grow, innovate and thrive with us for decades to come. Because we depend on our people, we have a responsibility to create a safe, inclusive work environment where employees are proud to spend their careers. We also need strong communities around us, filled with people who trust and support our work.

OUR PEOPLE BY THE NUMBERS

In 2023, we employed 9,318 employees, including 7,944 in the United States, 1,364 in Canada and 10 in Japan. Of these employees, 2,367 are members of unions covered by multi-year collective-bargaining agreements.

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 4

Our employees by business segment were as follows:

SEGMENT	NUMBER OF EMPLOYEES
Timberlands	1,282
Real Estate & ENR	66
Wood Products	7,151
Corporate	819
Total	9,318

SAFETY

Safety is a core value at Weyerhaeuser, which means safety comes first in everything we do. We are deeply committed to eliminating serious and fatal injuries, and to ultimately achieving an injury-free workplace. Our industry-leading safety results are driven by:

•	caring leadership with a safety-focused “tone at the top”;
•	robust safety policies and practices;
•	engaged employees with regular safety training and education and
•	a strong companywide focus on identifying and reducing hazards and risks.

We regularly review safety incidents, risk-identification reports and “near-miss” incidents and apply key learnings across our organization. Our efforts have resulted in a significant and sustained reduction in the number and severity of recordable injuries over time. This includes a drop in our Recordable Incident Rate, which is the number of Occupational Safety and Health Administration-defined recordable injuries and illnesses that occur per 100 workers working in one year, from 10 in 1990 to 1.78 in 2023.

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

We also believe in the 70-20-10 approach to professional growth. This model acknowledges that at least 70 percent of development occurs on the job through direct experience and skill building. Another 20 percent comes from focused relationship building and exposure to projects, processes and perspectives outside one’s normal expertise. The final 10 percent is focused on targeted training courses and development programs that help our employees achieve their own specific career goals. We offer three classroom-based leadership development programs that focus on helping current and future leaders build their skills. In 2023, more than 300 of our leaders participated in these programs. In addition, we expanded our online training offerings, which are accessible to all employees to take in support of their career development, and we offered a variety of virtually facilitated trainings on a range of topics. In 2023, our employees logged over 50,000 hours of training in our online learning management system, which tracks both virtual and classroom courses delivered.

DIVERSITY, EQUITY AND INCLUSION (DE&I)

Inclusion is a core value at Weyerhaeuser because we know our success depends on leveraging diverse experiences and points of view to foster innovation, facilitate better decision-making and ultimately create a stronger company. Our senior management team and board of directors regularly review our DE&I strategy and goals, which are focused on creating an inclusive environment, ensuring our policies and practices are equitable, and improving representation at all levels of the company. To achieve this, we are focused on three key areas: leadership, people and culture. We have an Inclusion Council of diverse employees from across our company and a dedicated director of DE&I who works with our leaders to set annual goals, review our progress and adjust our approach to meet evolving best practices. The Inclusion Council and our director of DE&I provide insights and ideas to our senior management team, and they are actively engaged in helping us build an inclusive culture. Our practices for achieving and maintaining a diverse, equitable and inclusive workplace include:

•	“no tolerance” policies regarding discrimination and harassment of employees, suppliers, customers and visitors;
•	recurrent reviews of pay equity and addressing of gaps;
•	paid parental leave for all employees;
•	masked names on resumes and diverse hiring teams;
•	training on unconscious bias and harassment prevention;

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 5

•	inclusive leadership training integrated into our development programs;
•	employee-led resource groups;
•	ongoing companywide communication on the importance of inclusion and
•	regular companywide surveys and other means of anonymously collecting candid feedback to assist us in evaluating our inclusive culture and addressing any identified gaps.

In response to feedback surveys conducted for 2023, 84 percent of all employees agreed their work environment is inclusive. We publish our Employment Information Report (EEO-1) summary data in the sustainability section of our website.

We will continue to closely monitor evolving best practices and will make adjustments to our approach as necessary and appropriate.

COMPANY CULTURE

We consider our strong company culture to be a competitive advantage. We are intentional in our efforts to preserve the aspects of our workplace environment that make our company a great place to work, as well as continuously improve and evolve our culture. At the heart of our culture is an unwavering commitment to our core values — safety, integrity, citizenship, sustainability and inclusion. These values are cited often by our employees and are visible throughout our organization. We also embrace five key behaviors that shape our culture and guide how we work together — urgency, accountability, courage, simplicity and innovation. To assess the health of our culture, we conduct regular companywide surveys to collect candid feedback from employees and assess overall engagement. In 2023, we conducted an engagement survey of all employees and our response rate was 77 percent. Our overall engagement favorability score from this group was 87 percent and our average favorability score on questions about the strength of our values was 85 percent. Another indicator we monitor to assess the strength of our company culture is voluntary turnover, which was 11 percent in 2023.

COMPETITIVE PAY & BENEFITS

We offer competitive compensation and benefits packages based on experience, knowledge and skill level that are designed to attract and retain talented employees and reward superior performance. Some of our benefits include paid parental leave, company match for retirement plans, comprehensive medical and dental coverage and paid time off.

SUPPORTING OUR COMMUNITIES

We operate in rural communities across North America, and we are proud to invest our time and money to help ensure they are thriving places to live and work. In 2023, we provided $6.2 million in charitable grants, partnerships, matching gifts, research support and in-kind giving to our communities, and our employees volunteered over 19,300 hours of their time to causes they care about. Through our companywide employee giving platform, we provide an easy way for all employees to donate to charities using payroll deduction, and we offer company match programs for both employee donations and volunteerism hours.

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

STRONG GOVERNANCE

Our corporate governance practices and policies promote the long-term interests of our shareholders, strengthen the accountability of our board of directors and management and help build public trust in our company. Our governance framework is built on a foundation of written policies and guidelines that align with the principles set out in the corporate governance framework established by the Investor Stewardship Group, or ISG, for U.S.-listed companies. We modify and enhance our policies and guidelines on a continuous basis to reflect changing best practices and legal requirements, as well as feedback from our shareholders. Following are summaries of some of our important governance practices.

BOARD COMPOSITION AND INDEPENDENCE

Our corporate governance guidelines and the listing requirements of the New York Stock Exchange (NYSE) require that a majority of the board be comprised of independent directors. Our current board composition far exceeds this requirement, as nine of our ten directors are independent, with the one exception being our chief executive officer. We have appointed eight new directors to our board since 2015. Four of our directors are women, including one woman of color, and two of our three key board committees are chaired by female directors. Our board has chosen to separate the positions of board chair and chief executive officer, which strengthens the board’s independent oversight of the company’s performance and governance standards. All of our directors stand for election annually, and we have a majority voting standard in uncontested elections. The board has regular executive sessions of independent directors, and the Audit, Compensation, and Governance and Corporate Responsibility Committees are all composed solely of independent directors in accordance with NYSE and SEC rules.

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 6

EXECUTIVE COMPENSATION

Our compensation program is designed to reflect a strong pay-for-performance alignment that will result in superior financial results and create long-term value for shareholders. The Compensation Committee completes a risk assessment of the company’s compensation program on an annual basis and also reviews the program and considers feedback from shareholders to ensure that compensation is appropriately linked to performance against company strategy and is aligned with the interests of our shareholders. Some of our leading executive compensation practices include:

•

balanced focus on both long-term strategic and financial objectives and shorter-term business objectives, with significant weighting of pay tied to performance-based compensation and a material portion of compensation in the form of equity awards with multi-year vesting;

•	“double trigger” accelerated vesting of our long-term incentive equity awards upon a change of control;
•

incentive compensation recovery policy that requires the Compensation Committee to pursue recovery of incentive compensation received by executive officers in the event of a restatement of the company’s financial statements, subject to narrowly defined exceptions and

•	limited executive perquisites such as relocation-related benefits, security services on an “as needed” basis and annual executive health screenings.

SHARE OWNERSHIP REQUIREMENTS

We have share ownership requirements for our executive officers and directors that require each of them to hold a multiple of his or her base salary (or cash compensation) in shares of Weyerhaeuser stock. The minimum holding requirement is 6x base salary for our chief executive officer, 3x base salary, increased in 2023 from 2x base salary, for our senior vice presidents, and 5x annual cash retainer for our non-employee directors. Until the required ownership levels are achieved, executives must retain 75 percent of the net profit shares acquired when restricted stock units (RSUs) and performance share units (PSUs) vest. Net profit shares are shares remaining after payment of taxes upon vesting of the related equity award. A director may sell shares issuable upon vesting of RSUs only for purposes of paying the taxes due upon vesting but must otherwise hold 100 percent of the net shares granted to him or her until the ownership requirement has been satisfied. Our Compensation Committee monitors and confirms that our directors and officers are in compliance with these requirements. Additionally, we have an anti-hedging and trading policy which prohibits our directors, executive officers and employees who report directly to our executive officers from hedging their ownership of the company’s stock. The policy also prohibits directors and executive officers from pledging company stock, engaging in any short sales of company stock or trading company stock on margin.

CODE OF ETHICS

Integrity is a core value at Weyerhaeuser. We have a strong culture of ethics and integrity at every level of our company. Since our founding in 1900, we have consistently been recognized for our ethical business practices, compliance and high standards. In 2023, we were named for the 14th time as one of the World’s Most Ethical Companies® by Ethisphere Institute, a global leader in defining and advancing the standards of ethical business practices. Our Code of Ethics applies to all employees and members of our board, and it is an expression of our commitment and shared responsibility to conduct our business affairs ethically with stakeholders, including employees, communities, customers, suppliers, contractors and shareholders. Our employees also participate in regular compliance and ethics training, role-model and promote ethical behavior, and are instructed on how to communicate concerns of unethical behavior.

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

DISCIPLINED RISK MANAGEMENT

Making the right decisions for our business requires understanding risk. We use disciplined processes to manage our risks, which include, among other areas, environmental, safety, social, legal, operational and public-policy risks so our leaders and employees can make sound and

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 7

informed decisions. Our enterprise risk management group evaluates the likelihood of various risks and determines the potential magnitude of impact to our company. The analysis is conducted under the guidance of our chief compliance officer, who reports to our senior vice president and general counsel and our Governance and Corporate Responsibility Committee, with assistance from other members of the management team, and is reviewed by our board of directors. We also conduct internal audits regularly to ensure compliance with environmental, safety, financial, disclosure and other regulations; voluntary standards; and our own company policies. When noncompliance issues are identified, we develop, implement and track corrective action plans to ensure timely resolution. An independent public accounting firm audits our accounting processes, financial reporting and internal controls on an ongoing basis. We also focus on managing cybersecurity risk through a program that includes information security training, systems testing, testing and audit of our IT controls, and alignment of our program with the National Institute of Standards and Technology Cybersecurity Framework (see further discussion at Item 1C Cybersecurity). We also maintain and regularly update other company policies that guide our business, inform our employees and help manage our identified risks, including the following: Anti-Bribery Policy; Anti-Discrimination, Anti-Harassment and Equal Employment Opportunity Policy; Insider Trading Policy; Related Party Transactions Review and Approval Policy; Anti-Hedging and Trading Policy; Chemical Management Policy; Code of Ethics; Environmental Policy; Health and Safety Policy; Human Rights Policy; Product Stewardship Policy; Supplier Code of Ethics; Sustainable Forestry Policy; Threatened and Endangered Species Policy; and Wood Procurement Policy.

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

TIMBERLANDS

Our Timberlands segment manages 10.5 million acres of private commercial timberlands in the U.S. We own 9.8 million of those acres and control the remaining acres through long-term contracts. In addition, we have renewable, long-term licenses on 14.1 million acres of Canadian timberlands.

WHAT WE DO

Forestry Management

Our Timberlands segment:

•

grows and plants seedlings to reforest harvested areas using the most effective regeneration method for the site and species (natural regeneration is employed and managed in parts of Canada and the northern U.S.);

•	manages our timberlands as the trees grow to maturity;
•	harvests trees to be converted into wood products, such as lumber, oriented strand board, engineered wood products, pellets, pulp and paper;
•	manages the health of our forests to sustainably maximize harvest volumes, minimize risks, and protect unique environmental, cultural, historical and recreational value and
•	offers recreational access.

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 8

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

Timber	Standing timber is sold to third parties through stumpage sales.
Recreational leases	Timberlands are leased or permitted for recreational purposes.
Other products	Seeds and seedlings grown in the U.S. and wood chips.

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

WHERE WE DO IT

As of December 31, 2023, we sustainably managed timberlands in 17 states. This included owned or contracted acres in the following locations:

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

Our total timber inventory — comprised of timber on owned and contracted land in the U.S. — is approximately 594 million tons. This timber inventory does not translate into a specific amount of lumber or panel products because the quantity of end products varies according to the age, species, size and quality of the timber and will change over time as these variables adjust.

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

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 9

We also own and operate nurseries and seed orchards in Alabama, Arkansas, Georgia, Louisiana, Mississippi, Oregon, South Carolina and Washington.

Summary of 2023 Standing Timber Inventory

MILLIONS OF TONS AT
GEOGRAPHIC AREA	DECEMBER 31, 2023
TOTAL INVENTORY(1)
U.S.:
West
Douglas fir/Cedar	154
Whitewood	23
Hardwood	13
Total West	190
South
Southern yellow pine	277
Hardwood	83
Total South	360
North
Conifer	17
Hardwood	27
Total North	44
Total Company	594

(1)
Inventory includes all conservation and non-harvestable areas.

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 10

Summary of 2023 Timberland Locations

	THOUSANDS OF ACRES AT
GEOGRAPHIC AREA	DECEMBER 31, 2023
	FEE OWNERSHIP	LONG-TERM CONTRACTS	TOTAL ACRES(1)
U.S.:
West
Oregon	1,418	—	1,418
Washington	1,120	—	1,120
Total West	2,538	—	2,538
South
Alabama	439	172	611
Arkansas	1,186	18	1,204
Florida	211	61	272
Georgia	579	46	625
Louisiana	1,005	354	1,359
Mississippi	1,152	36	1,188
North Carolina	665	—	665
Oklahoma	487	—	487
South Carolina	213	—	213
Texas	12	2	14
Virginia	118	—	118
Total South	6,067	689	6,756
North
Maine	833	—	833
New Hampshire	24	—	24
Vermont	86	—	86
West Virginia	252	—	252
Total North	1,195	—	1,195
Total Company	9,800	689	10,489

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

Western United States

Our Western timberlands are well situated to serve the wood products and pulp markets in Oregon and Washington. For the year ended December 31, 2023, we sold 33 percent of our total Western log sales volume internally. Additionally, our location on the West Coast provides access to higher-value export markets for Douglas fir and whitewood logs to Japan, China and Korea. Our largest export market is Japan, where Douglas fir is a preferred species for higher-valued post and beam homebuilding. The size and quality of our Western timberlands, coupled with their proximity to several deep-water port facilities, competitively positions us to meet the needs of Pacific Rim log markets.

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

Our management systems and supply chain expertise provide us with a competitive operating advantage in a number of areas including forestry and research, harvesting, marketing and logistics. Additionally, our scale, diversity of timberlands ownership and infrastructure on the West Coast allow us to consistently and reliably supply logs to our internal and external customers year-round.

We sell recreational use permits covering approximately 2 million acres of our owned Western timberlands.

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 11

2023 Western U.S. Inventory by Species

2023 Western U.S. Inventory by Age / Species

MILLIONS OF TONS
60
50
40
30
20
10
0
AGE
(in years)
0-9
10-19
20-29
30-39
40-49
50-59
60-89
90-134
135+
DOUGLAS FIR/CEDAR
WHITEWOOD
HARDWOOD

Note: Inventory charted includes all conservation and non-harvestable areas.

The average age of timber harvested from our Western timberlands in 2023 was 48 years, excluding salvage volumes. In accordance with our sustainable forestry practices, we harvest and replant an average of 2 percent of our Western acreage each year.

Southern United States

Our Southern timberland ownership, covering 11 states, is well situated to serve domestic wood products and pulp markets, including third-party customers and our own mills. For the year ended December 31, 2023, we sold 22 percent of our total Southern log sales volume internally. Additionally, our Atlantic and Gulf coastal locations position us to serve an emerging Asian log export market. Our standing timber inventory is comprised of 77 percent Southern yellow pine and 23 percent hardwoods.

Operationally, we focus on efficiently harvesting and hauling logs from our ownership and capitalizing on our scale and supply chain expertise to consistently and reliably supply logs to our internal and external customers year-round.

We lease approximately 95 percent of our owned Southern acreage for recreational purposes.

2023 Southern U.S. Inventory by Species

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 12

2023 Southern U.S. Inventory by Age / Species

MILLIONS OF TONS
90
75
60
45
30
15
0
AGE
(in years)
0-4
5-9
10-14
15-19
20-24
25-29
30+
SOUTHERN YELLOW PINE
HARDWOOD

Note: Inventory charted includes all conservation and non-harvestable areas.

The average age of timber harvested from our Southern timberlands in 2023 was 28 years. In accordance with our sustainable forestry practices, we harvest and replant an average of 3 percent of our acreage each year in the South.

Northern United States

Our Northern timberlands acres contain a diverse mix of temperate broadleaf hardwoods and mixed conifer species across timberlands located in four states. We grow over 40 species and market over 300 product grades to a diverse mix of customers.

Our large-diameter cherry, red oak and hard maple sawlogs and veneer logs serve domestic and export furniture markets. Our maple and other appearance woods are used in furniture and high-value decorative applications. In addition to high-value hardwood sawlogs, our log mix includes hardwood fiber logs for pulp and oriented strand board applications. Hardwood pulpwood is a significant market in the Northern region and we have long-term supply agreements, primarily at market rates, for nearly 91 percent of our hardwood pulp production. Our competitive advantages include a merchandising program to capture the value of premium hardwood logs.

2023 Northern U.S. Inventory by Species

2023 Northern U.S. Inventory by Age / Species

MILLIONS OF TONS
15
10
5
0
AGE
(in years)
0–9
10-19
20-29
30-39
40-49
50-59
60-89
90-134
135+
CONIFER
HARDWOOD
Note: Inventory charted includes all conservation and non-harvestable areas.

The average age of timber harvested from our Northern timberlands in 2023 was 60 years. Timber harvested in the North is sold predominantly as delivered logs to domestic mills, including our manufacturing facilities. For the year ended December 31, 2023, we sold 10 percent of our total

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 13

Northern log sales volume internally. In accordance with our sustainable forestry practices, we harvest an average of 1 percent of our acreage each year in the North. Regeneration is predominantly natural, augmented by planting where appropriate.

Canada — Licensed Forestlands

We manage forestlands in Canada under long-term licenses from the provincial governments to secure volume for our manufacturing facilities in various provinces. The provincial governments regulate the volume of timber that may be harvested each year through Annual Allowable Cuts (AAC), which are updated every 10 years. As of December 31, 2023, our AAC by province was:

•
Alberta — 2,211 thousand tons,
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

Summary of License Arrangements

THOUSANDS OF
ACRES AT
GEOGRAPHIC AREA	DECEMBER 31, 2023
TOTAL ACRES
Province:
Alberta	5,399
British Columbia	1,147
Ontario(1)	2,574
Saskatchewan(1)	4,987
Total Canada	14,107

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

Five-Year Summary of Timberlands Fee Harvest Volumes

FEE HARVEST VOLUMES IN THOUSANDS OF TONS
	2023	2022	2021	2020	2019
West(1)	8,753	7,858	8,084	8,542	9,237
South	25,177	24,329	23,304	23,149	26,278
North(2)	942	974	1,085	1,226	2,042
Total	34,872	33,161	32,473	32,917	37,557

(1)
Western logs are primarily transacted in thousand board feet (MBF) but are converted to ton equivalents for external reporting purposes.
(2)
In November 2019, we sold our Michigan timberlands and in March 2020, we sold our Montana timberlands.

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 14

Five-Year Summary of Timberlands Fee Harvest Volumes — Percentage of Grade and Fiber

PERCENTAGE OF GRADE AND FIBER
		2023	2022	2021	2020	2019
West	Grade	91%	89%	92%	90%	89%
	Fiber	9%	11%	8%	10%	11%
South	Grade	47%	45%	49%	48%	49%
	Fiber	53%	55%	51%	52%	51%
North(1)	Grade	35%	37%	51%	49%	37%
	Fiber	65%	63%	49%	51%	63%
Total	Grade	58%	55%	62%	60%	59%
	Fiber	42%	45%	38%	40%	41%

(1)
In November 2019, we sold our Michigan timberlands and in March 2020, we sold our Montana timberlands.

HOW MUCH WE SELL

Our net sales to unaffiliated customers over the last two years were $1.7 billion in 2023 and $1.9 billion in 2022. Our intersegment sales over the last two years were $572 million in 2023 and $561 million in 2022.

Five-Year Summary of Net Sales for Timberlands

NET SALES IN MILLIONS OF DOLLARS
	2023	2022	2021	2020	2019
Net sales to unaffiliated customers:
Delivered logs:
West	$794	$1,004	$869	$720	$740
South	643	645	589	573	640
North(1)	48	56	52	52	92
Total	1,485	1,705	1,510	1,345	1,472
Stumpage and pay-as-cut timber	56	46	31	19	42
Recreational lease revenue	74	68	65	63	61
Other products(2)	39	39	30	39	43
Subtotal net sales to unaffiliated customers	1,654	1,858	1,636	1,466	1,618
Intersegment net sales	572	561	535	471	503
Total	$2,226	$2,419	$2,171	$1,937	$2,121

(1)
In November 2019, we sold our Michigan timberlands and in March 2020, we sold our Montana timberlands.
(2)
Other products include sales of seeds and seedlings from our nursery operations and wood chips.

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 15

Five-Year Trend for Total Net Sales in Timberlands

NET SALES IN MILLIONS OF DOLLARS
$2,000
$1,500
$1,000
$500
$0
$1,618
$503
$1,466
$471
$1,636
$535
$1,858
$561
$1,654
$572
2019
2020
2021
2022
2023
INTERSEGMENT SALES
SOUTHERN LOGS
WESTERN LOGS
NORTHERN LOGS
ALL OTHER PRODUCTS

Percentage of 2023 Sales Dollars to Unaffiliated Customers

Log Sales Volumes

Our sales volumes include fee timber as well as logs purchased in the open market.

Our log sales volumes to unaffiliated customers over the last two years were:

•
24,061 thousand tons in 2023 and
•
23,867 thousand tons in 2022.

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

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 16

Five-Year Summary of Log Sales Volumes to Unaffiliated Customers

SALES VOLUMES IN THOUSANDS
	2023	2022	2021	2020	2019
Logs – tons:
West(1)	6,259	6,296	6,203	6,506	7,173
South	17,173	16,864	16,594	16,954	18,232
North(2)	629	707	788	872	1,558
Total	24,061	23,867	23,585	24,332	26,963

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

Five-Year Summary of Published Domestic Log Prices (#2 Sawlog Bark On — $/MBF)

Five-Year Summary of Export Log Prices (#2 Sawlog Bark On — $/MBF)

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 17

Log prices are affected by the supply of and demand for grade and fiber logs. Export log prices are particularly affected by the Japanese housing market, Chinese construction activity and the availability of logs from other regions.

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

REAL ESTATE, ENERGY AND NATURAL RESOURCES

Our Real Estate & ENR segment maximizes the value of our timberland ownership through application of our asset value optimization (AVO) process and captures the full value of surface and subsurface assets. In 2021, we launched our natural climate solutions business through which we leverage our resources and expertise to help others meet their goals to reduce carbon emissions or mitigate environmental impacts. This involves an expansion of our established business activities in the areas of conservation, mitigation banking and leasing land for renewable energy projects. Additionally, it involves advancing our participation in two emerging markets focused on the mitigation of carbon emissions: forest carbon, by which we generate carbon credits through incremental carbon sequestration over a baseline and sell them on voluntary carbon markets, and carbon capture and storage, which involves leasing of surface and subsurface ownership to safely and permanently sequester transported carbon emissions from their source. As the largest private owner of timberlands in North America, the scale and geographic diversity of our assets create a unique opportunity for participation in each of these activities, all of which offer natural solutions for reducing carbon emissions and support climate change mitigation efforts.

WHAT WE DO

Real Estate

Properties that exhibit higher use value than commercial timberlands are monetized by our Real Estate business over time. We analyze our existing U.S. timberland holdings using a process we call AVO. We start with understanding the value of a parcel operating as commercial timberlands and then assess the specific real estate attributes of the parcel and its corresponding market. The assessment includes demographics, infrastructure and proximity to amenities and recreation to determine the potential to realize a premium value to commercial timberland. Attributes can evolve over time, and accordingly, the assignment of value and opportunity can change. We continually revisit our AVO assessment for all our timberland acres. Recently, we have been focused on developing a next-generation process that enhances our ability to identify and capture value from various timber and non-timber attributes, including carbon, renewable energy and other natural climate solutions opportunities. This sophisticated technology-enabled approach, referred to as “AVO 2.0”, leverages remote sensing, satellite imagery, machine learning and other advanced data analytics, and has driven significant improvements in our ability to identify strategic growth opportunities and manage every acre in our portfolio to maximize value across the full suite of attributes and opportunities.

We expect to sell certain properties for recreational, conservation, commercial or residential purposes over time. We will also entitle a small amount of acres for real estate development. Development, outside of entitlement activities, is typically performed by third parties. Mitigation banking consists of setting aside certain areas of our timberlands to preserve, enhance or restore a wetland, stream or habitat area to make up for development by another entity in a similar nearby ecosystem. Activities within the Real Estate business that contribute to natural climate solutions include conservation sales or easements and mitigation banking. Some of our real estate activities are conducted through our TRSs.

Occasionally, we sell a small amount of timberland acreage in areas where we choose to reduce our market presence and capture a price that exceeds the value derivable from holding and operating as commercial timberlands. These transactions will vary based on factors including the location and physical and operating characteristics of the timberlands.

The volume of real estate sales is a function of many factors, including the general state of the economy, demand in local real estate markets, the ability of buyers to obtain financing, the number of competing properties listed for sale, the seasonal nature of sales, the plans of adjacent landowners, our expectation of future price appreciation, the timing of harvesting activities and the availability of government and not-for-profit funding. In any period, the average price per acre sold will vary based on the location and physical characteristics of parcels sold.

Energy and Natural Resources

We focus on maximizing potential opportunities for construction materials, industrial minerals, renewable energy (including wind and solar energy), natural gas, rights of way easements on our timberland portfolio and retained mineral interests. Activities within the ENR business that contribute to natural climate solutions include utilizing land for the production of renewable energy like wind and solar, forest carbon and carbon capture and storage.

As the owner of mineral rights and interests, we typically do not invest in development or operations but, instead, enter into contracts with operators granting them the rights to explore, develop and sell energy and natural resources produced from our property in exchange for rents

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 18

and royalties. We generally reserve mineral rights when selling timberlands acreage. Some Energy and Natural Resources activities are conducted through our TRSs.

Real Estate, Energy and Natural Resources Sources of Revenue

BUSINESS	SOURCES OF REVENUE
Real Estate	• Select timberland tracts are sold for recreational, conservation, commercial or residential purposes. • Mitigation banking credits are generated and sold.
Energy and Natural Resources

• Rights are granted to explore for, extract and sell construction aggregates (rock, sand and gravel), industrial materials and natural gas.

• Ground leases and easements are granted to wind and solar developers to generate renewable electricity.

• Rights are granted to access and utilize timberland acreage for communications, pipeline, powerline and transportation rights of way.

• Forest carbon credits are generated and sold.

• Subsurface ownership is leased for carbon sequestration.

WHERE WE DO IT

Our Real Estate business identifies opportunities to realize premium value for our owned timberland acreage.

The majority of our Energy and Natural Resources revenue sources are located in Oregon, Washington, South Carolina and Georgia (construction material royalties); as well as Louisiana and West Virginia (natural gas royalties).

HOW MUCH WE SELL

Our net sales over the last two years were $363 million in 2023 and $368 million in 2022.

Five-Year Summary of Net Sales for Real Estate, Energy and Natural Resources

NET SALES IN MILLIONS OF DOLLARS
	2023	2022	2021	2020	2019
Net sales:
Real Estate	$237	$235	$246	$202	$225
Energy and Natural Resources	126	133	98	74	89
Total	$363	$368	$344	$276	$314

Five-Year Summary of Real Estate Sales Statistics

REAL ESTATE SALES STATISTICS
	2023	2022	2021	2020	2019
Acres sold	62,942	58,791	55,827	111,898	113,315
Average price per acre	$3,494	$3,714	$3,725	$1,690	$1,848

WHERE WE’RE HEADED

Our competitive strategies include:

•	continuing to apply the AVO process to identify opportunities to capture a premium to timber value;
•	maintaining a flexible, low-cost execution model by continuing to leverage strategic relationships with outside real estate brokers;
•	capturing the full value of our surface and subsurface ownership, including natural climate solutions opportunities, and
•	delivering the most value from every acre.

WOOD PRODUCTS

We are one of the largest manufacturers and distributors of wood products in North America.

WHAT WE DO

Our Wood Products segment:

•

manufactures high-quality structural lumber, oriented strand board, engineered wood products and other specialty products for the residential, multi-family, industrial, light commercial and repair and remodel markets and

•	distributes our products as well as complementary building products that we purchase from other manufacturers.

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 19

Wood Products Sources of Revenue

PRODUCTS	HOW THEY’RE USED
Structural lumber	Structural framing for new residential, repair and remodel, treated applications, industrial and commercial structures, as well as other lumber specialty products.
Oriented strand board	Structural sheathing, subflooring and stair tread for residential, multi-family and commercial structures.
Engineered wood products • Solid section • I-joists • Softwood plywood • Medium density fiberboard

Structural elements for residential, multi-family and commercial structures such as floor and roof joists, headers, beams, subflooring and sheathing.

Medium density fiberboard products for store fixtures, molding, doors and cabinet components.

Other products	Wood chips and other byproducts.
Complementary building products	Complementary building products such as cedar, decking, siding, insulation and rebar sold in our distribution facilities.

WHERE WE DO IT

We operate manufacturing facilities in the United States and Canada. We distribute through a combination of Weyerhaeuser distribution centers and third-party distributors. Information about the locations, capacities and actual production of our manufacturing facilities is included below.

Summary of Wood Products Capacities and Principal Manufacturing Locations as of December 31, 2023

CAPACITIES IN MILLIONS
	PRODUCTION CAPACITY	NUMBER OF FACILITIES	FACILITY LOCATIONS
Structural lumber – board feet	5,530	19	Alabama, Arkansas, Louisiana (2), Mississippi (3), Montana, North Carolina (3), Oklahoma, Oregon (2), Washington (2), Alberta (2), British Columbia
Oriented strand board – square feet (3/8”)	3,150	6	Louisiana, Michigan, North Carolina, West Virginia, Alberta, Saskatchewan
Engineered solid section – cubic feet(1)	42	6	Alabama, Louisiana, Oregon, West Virginia, British Columbia, Ontario
Softwood plywood – square feet (3/8”)(2)	610	3	Arkansas, Louisiana, Montana
Medium density fiberboard – square feet (3/4”)	265	1	Montana

(1)
This represents total press capacity. Our engineered solid section facilities also may produce engineered I-joists. In 2023, approximately 22 percent of the total press production was converted into 147 million lineal feet of I-joist.
(2)
All of our plywood facilities also produce veneer.

Production capacities listed represent annual production volume under normal operating conditions and producing a normal product mix for each individual facility.

We also own or lease 19 distribution centers in the U.S. where our products and complementary building products are sold.

Five-Year Summary of Wood Products Production

PRODUCTION IN MILLIONS
	2023	2022	2021	2020	2019
Structural lumber – board feet	4,572	4,513	4,815	4,666	4,705
Oriented strand board – square feet (3/8”)	2,933	2,961	2,865	3,013	2,969
Engineered solid section – cubic feet	21.9	23.6	24.0	23.0	22.6
Engineered I-joists – lineal feet	147	172	190	175	182
Softwood plywood – square feet (3/8”)	310	259	263	347	386
Medium density fiberboard – square feet (3/4”)	132	161	206	200	202

HOW MUCH WE SELL

Revenues of our Wood Products segment come from sales to wood products dealers, do-it-yourself retailers, builders and industrial users. Wood Products net sales were $5.7 billion in 2023 and $8.0 billion in 2022.

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 20

Five-Year Summary of Net Sales for Wood Products

NET SALES IN MILLIONS OF DOLLARS
	2023	2022	2021	2020	2019
Structural lumber	$2,123	$3,374	$3,721	$2,602	$1,892
Oriented strand board	944	1,578	1,840	1,013	632
Engineered solid section	783	862	679	505	510
Engineered I-joists	447	573	447	316	323
Softwood plywood	166	193	210	171	161
Medium density fiberboard	155	192	186	171	166
Other products produced(1)	335	346	348	336	337
Complementary building products	704	840	790	676	602
Total	$5,657	$7,958	$8,221	$5,790	$4,623

(1)
Other products produced sales include wood chips, other byproducts and third-party residual log sales from our Canadian Forestlands operations.

Five-Year Trend for Total Net Sales in Wood Products

NET SALES IN MILLIONS OF DOLLARS
$9,000
$7,500
$6,000
$4,500
$3,000
$1,500
$0
$4,623
$5,790
$8,221
$7,958
$5,657
2019
2020
2021
2022
2023

Percentage of 2023 Net Sales Dollars in Wood Products

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 21

Wood Products Volumes

Five-Year Summary of Sales Volumes for Wood Products

SALES VOLUMES IN MILLIONS(1)
	2023	2022	2021	2020	2019
Structural lumber – board feet	4,649	4,658	4,902	4,873	4,857
Oriented strand board – square feet (3/8”)	2,864	2,853	2,726	2,956	2,916
Engineered solid section – cubic feet	22.3	23.0	24.4	23.4	23.2
Engineered I-joists – lineal feet	154	171	194	190	192
Softwood plywood – square feet (3/8”)	342	285	308	414	445
Medium density fiberboard – square feet (3/4”)	122	160	205	201	200

(1)
Sales volumes include sales of internally produced products as well as complementary building products sold primarily through our distribution centers.

Wood Products Prices

Prices for commodity wood products — structural lumber, oriented strand board and softwood plywood — declined in 2023 from 2022.

In general, the following factors influence sales realizations for wood products:

•

Demand for wood products used in residential and multi-family construction and the repair and remodel of existing homes affects prices. Residential and multi-family construction is influenced by factors such as population growth and other demographics, availability of labor and lots, the level of employment, consumer confidence, consumer income, availability of financing and interest rate levels, and the supply and pricing of existing homes on the market. Repair and remodel activity is primarily affected by the size and age of existing housing inventory and access to home equity financing and other credit.

•

The supply of commodity building products such as structural lumber, oriented strand board and softwood plywood affects prices. A number of factors can influence supply, including changes in production capacity and utilization rates, weather, imported supply, raw material supply and availability of labor and transportation.

The following graphs reflect product price trends for the past five years.

Five-Year Summary of Published Lumber Prices — $/MBF

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 22

Five-Year Summary of Published Oriented Strand Board Prices — $/MSF

SELECTED PUBLISHED PRODUCT PRICES

$210
$442
$806
$616
$358
2019
2020
2021
2022
2023
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

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 23

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Russell S. Hagen, 58, has been senior vice president and chief development officer since March 2021. Previously, he served as senior vice president and chief financial officer from February 2016 to March 2021. He also served as senior vice president, Business Development, at Plum Creek Timber Company, Inc. from December 2011 to February 2016. Prior to this he was vice president, Real Estate Development, overseeing the development activities of the company's real estate, natural gas, construction materials and bioenergy businesses. Mr. Hagen began his career with Coopers and Lybrand, where he was a certified public accountant and led the audits of public clients in technology, banking and natural resource industries.

Kristy T. Harlan, 50, has been senior vice president, general counsel and corporate secretary since January 2017. She leads the company's Law department, with responsibility for global legal, compliance, enterprise risk management, procurement and land title functions. Before joining the company, she was a partner at K&L Gates LLP from January 2007 to November 2016. Previously, she worked as an attorney at Preston Gates & Ellis LLP and Akin Gump Strauss Hauer & Feld LLP.

Travis A. Keatley, 47, has been senior vice president, Timberlands, since September 2021. Previously, he served as vice president, Western Timberlands, from January 2020 to September 2021 and vice president, Southern Timberlands, from January 2018 to December 2019. He also served as Director of Operations, Southern Timberlands, from November 2015 to January 2018. In addition to serving in a variety of additional operations and leadership positions since joining the company in 1997, he led the successful integration of the Longview Timber acquisition in 2013.

Denise M. Merle, 60, has been senior vice president and chief administration officer since February 2018. Previously, she served as senior vice president, Human Resources and Information Technology, from February 2016 to February 2018 and senior vice president, Human Resources and Investor Relations, from February 2014 to February 2016. She was director, Finance and Human Resources, for the Lumber business from 2013 to 2016. Prior to that, she was director, Compliance & Enterprise Planning, from 2009 to 2013, and director, Internal Audit, from 2004 to 2009. She has also held various roles in the company's paper and packaging businesses, including finance, capital planning and analysis, and business development. She is a certified public accountant in the state of Washington.

Keith J. O'Rear, 61, has been senior vice president, Wood Products, since January 2019. Previously, he was vice president of Wood Products sales and marketing from 2017 to 2018 and vice president of Wood Products Manufacturing for the company's Mid-South region from 2014 to 2017. Mr. O'Rear led the company's Timberlands operations in Oklahoma and Arkansas from 2013 to 2014, and prior to that he held various manufacturing leadership roles at the company's lumber mills in Dierks, Arkansas, and Idabel, Oklahoma. He also led a variety of initiatives for the company in the areas of safety, reliability, strategic planning and large capital projects.

Devin W. Stockfish, 50, has been president and chief executive officer and a member of the company’s board of directors since January 2019. Previously, he served as senior vice president, Timberlands, from January 2018 to December 2018 and as vice president, Western Timberlands, from January 2017 to December 2017. He also served as senior vice president, general counsel and corporate secretary, from July 2014 to December 2016 and as assistant general counsel from March 2013 to July 2014. Before joining the company in March 2013, he was vice president and associate general counsel at Univar Inc. where he focused on mergers and acquisitions, corporate governance and securities law. Previously, he was an attorney in the law department at Starbucks Corporation and practiced corporate law at K&L Gates LLP. Before he began practicing law, Mr. Stockfish was an engineer with the Boeing Company.

David M. Wold, 42, has been senior vice president and chief financial officer since May 2022. He joined Weyerhaeuser in November 2013 and has held a series of accounting and finance leadership roles with increasing responsibility, including serving as corporate controller from March 2018 to May 2019 and vice president and chief accounting officer from May 2019 to May 2022. Prior to joining the company, he served as vice president, finance of Verdiem Corporation, a privately held technology company, from September 2011 to November 2013. Mr. Wold was previously a senior manager at the accounting firm of KPMG LLP. He is a certified public accountant in the state of Washington.

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 24

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

Such actions could increase our operating costs and affect timber supply and prices in general. To date, we do not believe that these measures have had, and we do not believe that in 2024 they will have, a significant effect on our harvesting operations. We anticipate that likely future actions will not disproportionately affect Weyerhaeuser as compared with comparable operations of U.S. competitors.

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 25

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

The identification and protection of habitat and the implementation of range plans and land use action plans may, over time, result in additional restrictions on timber harvests and other forest management practices that could increase operating costs for operators of timberlands in Canada. To date, we do not believe that these Canadian measures have had, and we do not believe that in 2024 they will have, a significant effect on our harvesting operations. We anticipate that likely future measures will not disproportionately affect Weyerhaeuser as compared with similar operations of Canadian competitors.

FOREST CERTIFICATION STANDARDS

We operate in North America under the Sustainable Forestry Initiative® (SFI). This is a certification standard designed to supplement government regulatory programs with voluntary landowner initiatives to further protect certain public resources and values. SFI is an independent standard, overseen by a governing board consisting of:

•	environmental sector, including non-profit environmental and conservation organizations,
•	social sector, including community and social interest groups, and
•	economic sector, including industry and landowner representatives.

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

We believe that these regulations and programs have not had, and in 2024 will not have, a significant effect on our total harvest of timber in the United States or Canada. However, these kinds of programs may have such an effect in the future. We expect we will not be disproportionately affected by these programs as compared with typical owners of comparable timberlands. We also expect that these programs will not significantly disrupt our planned operations over large areas or for extended periods.

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

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 26

Final or interim resolution of claims brought by indigenous groups can be expected to result in:

•	additional restrictions on the sale or harvest of timber,
•	potential increase in operating costs and
•	effect on timber supply and prices in Canada.

We believe that such claims will not have a significant effect on our total harvest of timber or production of forest products in 2024, although they may have such an effect in the future.

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

ENVIRONMENTAL CLEANUP

We are involved in the environmental investigation or remediation of numerous sites, predominantly resulting from historical legacy operations. Of these sites:

•	we may have the sole obligation to remediate;
•	we may share that obligation with one or more parties;
•	several parties may have joint and several obligations to remediate and
•	we may have been named as a potentially responsible party for contaminated sites, including those designated as U.S. Superfund sites.

Our liability with respect to these various sites could range from insignificant to substantial. The amount of liability depends on the:

•	quantity, toxicity and nature of materials at the site and
•	number and economic viability of the other responsible parties.

We spent approximately $6 million in 2023 and expect to spend approximately $8 million in 2024 on environmental remediation of these sites.

It is our policy to accrue for environmental remediation costs when we:

•	determine it is probable that such an obligation exists and
•	can reasonably estimate the amount of the obligation.

Based on currently available information and analysis, we believe it is reasonably possible that our costs to remediate all the identified sites may exceed our current accruals of $75 million by up to $213 million. This estimate of the upper end of the range of reasonably possible additional costs is much less certain than the estimates we currently are using to determine how much to accrue. The estimate of the upper range also relies on assumptions less favorable to us among the range of reasonably possible outcomes.

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 27

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

The EPA has issued several rules relating to MACT standards and GHG emissions from various energy-producing sources. Several court decisions have made the extent of applicability of these rules uncertain. Depending on the final outcomes of these decisions, these regulatory programs could affect our operations by increasing the cost of purchasing electricity or from mandated energy demand reductions that could apply to our mills and other facilities that we operate. The EPA is also expected to issue rules relating to biomass emissions, which is a significant source of energy at our mills. The effect of these existing and future emissions regulations, as well as related court decisions, on our operations remains uncertain. We continue to track and evaluate the litigation and regulatory developments but are not able to predict whether the regulations, when complete and implemented, will have a material effect on our operations. To address concerns about GHG as a pollutant, we closely monitor legislative, regulatory and scientific developments pertaining to climate change. For more information about the substantial progress we have made in reducing our GHG emissions, see our discussion in Carbon Record in the Environmental, Social and Governance (ESG) Practices – Environmental Stewardship section of this report.

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

We believe these developments have not had, and in 2024 will not have, a significant effect on our operations. Although these measures could have a material adverse effect on our operations in the future, we expect that we will not be disproportionately affected by these measures as compared with owners of comparable operations. We maintain an active forestry research program to track and understand any potential effect from physical climate change related parameters that could affect the forests we own and manage and do not currently anticipate any near-term disruptions to our planned operations.

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

In addition to these existing and proposed regulations, Environment and Climate Change Canada, a Canadian federal agency, released the Pan-Canadian Framework on Clean Growth and Climate Change, a "Greenhouse Gas Emission Framework." The framework put in place a national, sector-based GHG reduction program applicable to a number of industries, including ours.

All Canadian provincial governments:

•	have GHG reporting requirements;
•	are working on reduction strategies and
•	together with the Canadian federal government, are considering new or revised emission standards.

Along with clean air regulations, British Columbia, a province in which we operate, has adopted a carbon tax and Alberta, where we also have operations, has a mandatory GHG emission reduction regulation.

Although these and related regulations and measures have not had, and we do not expect in 2024 that they will have, a material effect on our operations, they could in the future.

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 28

REGULATION OF WATER IN THE U.S.

Our operations are regulated under the Clean Water Act, which regulates the discharge of pollutants into the waters of the U.S. This generally means obtaining permits for certain of our silviculture activities and our operating facilities and abiding by applicable restrictions. Federal agency rulemaking and related litigation under the act affects the definition of water subject to the act’s regulation. This, in turn, has affected the number of required federal and state permits in some areas of our operations and led to adjustments of our operational practices, particularly relating to the application of pesticides and herbicides on timberlands, which has increased operating costs.

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

Pending and future federal and state rulemaking, and judicial challenges thereto, could make application of the Clean Water Act, as well as comparable state laws, more or less costly to Weyerhaeuser, and we are not able to predict the final resolution of these matters. Although this and related regulations have not had, and we do not expect in 2024 that they will have, a material effect on our operations, they could in the future.

REGULATION OF WATER IN CANADA

Changes to the Canadian Federal Fisheries Act have moved the focus of that legislation from habitat protection to fisheries protection and increased penalties. We expect further changes to these regulations, but we cannot predict the scope or potential effect, if any, on our operations. Although this and related Canadian regulations have not had, and we do not expect in 2024 that they will have, a material effect on our operations, they could in the future.

FORWARD-LOOKING STATEMENTS

This report contains statements concerning our future results and performance that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements often reference or describe our expected future financial and operating performance; our plans, strategies, intentions and expectations; our operational excellence and other strategic initiatives, including those pertaining to operating costs and efficiencies, as well as other costs, product development and production; growth of our timber portfolio; estimated taxes and tax rates; future debt payments; future restructuring charges; expected results of litigation and other legal proceedings and contingent liabilities, and the sufficiency of litigation and other contingent liability reserves; expected uses of cash, including future quarterly and supplemental cash dividends and share repurchases; targeted annual returns to shareholders of total cash; expected capital expenditures; expected economic conditions, including expectations and drivers relating to markets, pricing and demand for our products; laws and regulations relevant to our businesses and our expectations relating to pension contributions to our pension and post-employment benefit plans, returns on invested pension plan assets and expected future benefit payments.

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

•

the effects of viral or disease outbreaks, including but not limited to any related regulatory restrictions or requirements, and their potential effects on our business, results of operations, cash flows, financial condition and future prospects;

•

market demand for the company's products, including market demand for our timberland properties with higher and better uses, which is related to, among other factors, the strength of the various U.S. business segments and U.S. and international economic conditions;

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 29

•	changes in currency exchange rates, particularly the relative value of the U.S. dollar to the Japanese yen, the Chinese yuan and the Canadian dollar, and the relative value of the euro to the yen;
•	restrictions on international trade and tariffs imposed on imports or exports;
•	the availability and cost of shipping and transportation;
•	economic activity in Asia, especially Japan and China;
•	performance of our manufacturing operations, including maintenance and capital requirements;
•	potential disruptions in our manufacturing operations;
•	the level of competition from domestic and foreign producers;
•	the successful execution of our internal plans and strategic initiatives, including cost reduction initiatives;
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

•	demand and continued market development for emerging renewable energy, carbon credits and carbon sequestration;
•	raw material availability and prices;
•	the effect of weather;
•	changes in global or regional climate conditions and governmental response to such changes;
•	the risk of loss from fires, floods, windstorms, hurricanes, pest infestation and other natural disasters;
•	energy prices;
•	transportation and labor availability and costs;
•	federal tax policies;
•	the effect of forestry, land use, environmental and other governmental regulations;
•	legal proceedings;
•	performance of pension fund investments;
•	the effect of timing of employee retirements and changes in the market price of our common stock on charges for share-based compensation;
•	the accuracy of our estimates of costs and expenses related to contingent liabilities and the accuracy of our estimates of charges related to casualty losses;
•	changes in accounting principles and
•	other factors described in this report under Risk Factors and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

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

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 30

and globally, as well as on local economic conditions. The length and magnitude of industry cycles vary over time, both by market and by product, but generally reflect changes in macroeconomic conditions and levels of industry capacity. Any decline or stagnation in macroeconomic conditions could cause us to experience lower sales volumes and reduced margins for our products.

Low demand for new homes and home repair and remodeling can adversely affect our business, financial condition, results of operations and cash flows.

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

Catastrophic events may adversely affect the markets for our products and our business, financial condition, results of operations and cash flows.

We are subject to the risk of various catastrophic events, including but not limited to the occurrence of: severe regional or local weather events or trends and related fires or flooding; wide-spread insect or pest infestations on one or more of our properties; significant geological events such as earthquakes, volcanic eruptions and major erosion in the form of landslides; significant geopolitical conditions or developments such as significant international trade disputes or domestic or foreign terrorist attacks, armed conflict and political unrest; and regional health epidemics or global health pandemics, such as the 2020 outbreak of the novel strain of coronavirus and its many subsequent mutations. Any one or more of these events or conditions, or other catastrophic events or developments, could significantly affect our ability to operate our businesses and adversely affect domestic and foreign general economic conditions and thus domestic or foreign market demand for our products. The impact of any one or more of these events or conditions may also trigger the occurrence of, or exacerbate, other risks discussed herein, any one of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 31

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

Our businesses depend heavily on the availability of third-party service providers for the harvest of our timber and the transportation of our wood products and wood fiber. We are therefore considerably affected by the availability and cost of these services. Any significant increase in the operating costs to our service providers, including without limitation an increase in the cost of fuel, labor or insurance, could have a material negative effect on our financial results by increasing the cost of these services to us, as well as result in an overall reduction in the availability of these services altogether.

Our third-party transportation providers are also subject to several events outside of their control, such as disruption of transportation infrastructure, labor issues including shortages of commercial truck drivers and natural disasters. Any failure of a third-party transportation provider to timely deliver our products, including delivery of our wood products and wood fiber to our customers and delivery of wood fiber to our mills, could harm our supply chain, negatively affect our customer relationships and have a material adverse effect on our financial condition, results of operations, cash flows and our reputation.

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

MANAGING COMMERCIAL TIMBERLANDS RISKS

Our ability to harvest and deliver timber may be subject to limitations which could adversely affect our financial condition, results of operations and cash flows.

Our primary assets are our timberlands. Weather conditions, timber growth cycles, access limitations and availability of contract loggers and haulers may adversely affect our ability to harvest our timberlands. Other factors that may adversely affect our timber harvest include damage to our standing timber by fire or by insect or pest infestation, disease, prolonged drought, flooding, severe weather and other natural disasters. As discussed in more detail in the following risk factors, changes in global climate conditions could intensify the severity and rate of occurrence of any one or more of these risks that we currently face or introduce other risks that we currently cannot predict. Although damage from such causes usually is localized and affects only a limited percentage of standing timber, there can be no assurance that any damage affecting our timberlands will in fact be limited. As is common in the forest products industry, we do not maintain insurance coverage for damage to our timberlands. Our revenues, net income and cash flow from operations are dependent to a significant extent on the pricing of our products and our continued ability to harvest timber at adequate levels. Therefore, if we were to be restricted from harvesting on a significant portion of our timberlands for a prolonged period of time, or if material damage to a significant portion of our standing timber were to occur, we could suffer materially adverse effects to our financial condition, results of operations and cash flows.

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

Timber harvest activities are also subject to a number of federal, state and local regulations pertaining to the protection of fish, wildlife, water and other resources. Regulations, government agency policy and guidelines, and litigation, can restrict timber harvest activities and increase costs. Examples include federal and state laws protecting threatened, endangered and “at-risk” species, harvesting and forestry road building activities that may be restricted under the U.S. Federal Clean Water Act, state forestry practices laws, laws protecting aboriginal rights and other similar regulations.

Our estimates of timber inventories and growth rates may be inaccurate and include risks inherent in calculating such estimates, which may impair our ability to realize expected revenues.

Whether in connection with managing our existing timberland portfolio or assessing potential timberland acquisitions, we make and rely on important estimates of merchantable timber inventories. These include estimates of timber inventories that may be lawfully and economically harvested, timber growth rates and end-product yields. Timber growth rates and yield estimates are developed by forest biometricians and other

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 32

experts using statistical measurements of tree samples on given property. These estimates are central to forecasting our anticipated timber harvests, revenues and expected cash flows. While the company has confidence in its timber inventory processes and the professionals in the field who administer them, future growth and yield estimates are inherently inexact and uncertain and subject to many external variables that could further affect their accuracy. These external variables include, among other things, disease, insect or pest infestation, natural disasters and changes in weather patterns, all of which could be exacerbated by the impacts of climate change. If these estimates are inaccurate, our ability to manage our timberlands in a sustainable or profitable manner may be compromised, which may cause our financial condition, results of operations, cash flows and our stock price to be adversely affected.

Our financial condition, operating results and cash flows will be materially affected by supply and demand for timber.

A variety of factors affect prices for timber, including available supply, changes in economic conditions that affect demand, the level of domestic new construction and remodeling activity, interest rates, credit availability, population growth, weather conditions, insect or pest infestation and other factors. These factors vary by region, by timber type (i.e., sawlogs or pulpwood logs) and by species.

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

Timber prices are also affected by changes in timber supply and availability at the local, national and international level. Our timberland ownership is concentrated in Alabama, Arkansas, Georgia, Louisiana, Maine, Mississippi, North Carolina, Oklahoma, Oregon and Washington. In some of these states, much of the timberland is privately owned. Increases in timber prices often result in substantial increases in harvesting on private timberlands, including lands owned by others and not previously made available for commercial timber operations, causing a short-term increase in supply that moderates such price increases. In western states such as Oregon and Washington, where a greater proportion of timberland is government-owned, any substantial increase in timber harvesting from government-owned land could significantly reduce timber prices. On a local level, timber supplies can fluctuate depending on factors such as changes in weather conditions and harvest strategies of local timberland owners, as well as occasionally high timber salvage efforts due to events such as insect or pest infestations, fires or other natural disasters. Demand for timber in foreign markets can fluctuate due to a variety of factors as well, including but not limited to: changes in the fundamental economic conditions that affect demand for logs in a given export market country or region; any substantial increase in supply of logs from local or regional sources, including such sources that periodically supply large amounts of salvage timber as a result of disease or infestation, and other factors.

Timberlands make up a significant portion of our business portfolio and we are therefore subject to real estate investment risks.

Our real property holdings are primarily timberlands and we may make additional timberlands acquisitions in the future. As the owner and manager of approximately 10.5 million acres of timberlands, we are subject to the risks that are inherent in concentrated real estate investments. A downturn in the real estate industry generally, or the timber or forest products industries specifically, could reduce the value of our properties and adversely affect our financial condition, results of operations and cash flows. Such a downturn could also adversely affect our customers and reduce the demand for our products, as well as our ability to execute upon our strategy of selling nonstrategic timberlands and timberland properties that have higher and better uses at attractive prices. These risks may be more pronounced than if we diversified our investments outside of real property holdings.

MANUFACTURING AND SELLING WOOD PRODUCTS RISKS

A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales, and negatively affect our results of operations, financial condition and cash flows.

Any of our manufacturing facilities, or any of our equipment within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:

•	unscheduled maintenance outages;
•	prolonged power failures;
•	equipment failure;
•	chemical spill or release;
•	explosion of a boiler;
•	fires, floods, windstorms, earthquakes, hurricanes or other severe weather conditions or catastrophes affecting the production of goods or the supply of raw materials (including fiber);
•	the effect of drought or reduced rainfall on water supply;
•	labor difficulties;
•	disruptions in transportation or transportation infrastructure, including roads, bridges, rail, tunnels, shipping and port facilities;
•	terrorism or threats of terrorism;
•	cyberattack;

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 33

•	governmental regulations;
•	other operational problems and
•	effects of viral or disease outbreaks and any resulting epidemic or global pandemic.

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

Our financial condition, results of operations and cash flows could be materially adversely affected by changes in product mix or pricing.

Our results may be materially adversely affected by a change in our product mix or pricing. Some of our wood products, such as lumber, veneer, plywood and oriented strand board, are commodities and are subject to fluctuations in market pricing. If pricing on our commodity products decreases and if we are not successful in increasing sales of higher-priced, higher-value products, or if we are not successful in implementing price increases, or there are delays in acceptance of price increases or higher-priced products, our financial condition, results of operations and cash flows could be materially and adversely affected. Price discounting, if required to maintain our competitive position in one or more markets, could result in lower than anticipated price realizations and margins.

We face intense competition in our markets; any failure to compete effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We compete with North American producers and, for some of our product lines, global producers, some of which may have greater financial resources and lower production costs than we do. The principal basis for competition for many of our products is selling price. Our industries also are particularly sensitive to other factors including innovation, design, quality and service, with varying emphasis on these factors depending on the product line. To the extent that any of our competitors are more successful with respect to any key competitive factor, our ability to attract and retain customers and maintain and increase sales could be materially adversely affected. Any failure to compete effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Competition from lumber imports could vary significantly and have a material effect on U.S. timber and lumber prices.

The future amount and pricing of lumber imports entering U.S. markets remain uncertain. Historically, Canada has been the most significant source of lumber for the U.S. market, particularly in the new home construction market. We produce lumber in our Canadian mills, but the bulk of our lumber production is in the U.S. There have been many disputes and subsequent trade agreements regarding sales of softwood lumber between Canada and the U.S. The last agreement, which required Canadian softwood lumber facilities, including our mills, to pay an export tax when the price of lumber is at or below a threshold price, expired in October 2015. Since that time, the U.S. Department of Commerce has issued countervailing and antidumping duties on softwood lumber imports from Canada based on findings of injury to U.S. lumber producers. We are not able to predict when, or if, a new softwood lumber agreement with Canada will be reached or, if reached, what the terms of the agreement would be. Similarly, we are not able to predict if the current U.S. policy of imposing import duties on Canadian softwood lumber will continue. We could, therefore, experience significant downward pressure on timber and lumber prices caused by Canadian lumber imports.

We also periodically face competition from lumber producers in Europe. Historically, European imports to U.S. markets have been more robust during strong domestic lumber market cycles, which can limit the benefits we realize from high timber and lumber prices by creating downward pressure on pricing. As with Canadian imports, we cannot predict the timing nor the extent of future levels of European lumber imports and could therefore experience significant downward pressure on timber and lumber prices stemming from this source of competition.

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

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 34

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

PHYSICAL RISKS RELATED TO CLIMATE CHANGE

Changes in global or regional climate conditions could significantly harm our timberland assets and have a negative impact on our results of operations, cash flow and financial condition.

Climate change has the potential to cause significant disruptions to our business and results of operations, cash flow and financial condition. There is increasing concern that increases in global average temperatures caused by increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere could cause significant changes in weather patterns, including changes to precipitation patterns and growing seasons. These changes could, in the long term and in some locations, lead to slower growth of our trees and, potentially, changes to the species mix that we manage in our timber assets. An increase in global temperature could also lead to an increase in the frequency and severity of extreme weather events and other natural disasters. Thus, damage or access to our timberland assets by existing causes, such as fire, insect or pest infestation, disease, prolonged drought, flooding, windstorms and other natural disasters, could be significantly worsened by climate change. Extreme weather and temperatures could also lead to interruptions of normal work conditions in our operations. Any one or more of these negative effects on commercial timberland operations from climate change, both our own and that of other commercial timberland operators, could also have a material adverse impact on our Wood Products business by significantly affecting the availability, cost and quality of the wood fiber used in our mill operations.

WORKFORCE RISK

Our business is dependent upon attracting, retaining and developing key personnel.

Our success depends, to a significant extent, upon our ability to attract, retain and develop employees to help run our business, including but not limited to employees needed to staff our operations and key personnel capable of performing at a high level to fill roles in senior corporate and operations management. Our financial condition, results of operations or cash flows could be significantly adversely affected if we were to fail to recruit, retain, and develop such employees, or if there were to occur any significant decrease in the availability of such employees or any significant increase in the cost of providing such employees with competitive total compensation and benefits. For the last few years, we have experienced a competitive and challenging labor market. In addition, most of our operations are located in rural communities where we draw from local labor forces to fill many positions in both our Timberlands and Wood Products operations. These communities are often beset with many challenges ranging from struggling economies to limited community resources and access to educational opportunities, any one or more of which could lead to decreases in location populations and therefore decreases in the availability of an able and qualified workforce. A sustained labor shortage or increased turnover rates within our employee base, whether caused by any singular event such as the global pandemic or as a result of general macroeconomic or other factors, could disrupt our operations and lead to increased labor costs, such as an increased need for overtime work by current employees to meet demand and increased wage rates to attract and retain employees.

A strike or other work stoppage, or our inability to renew collective bargaining agreements on favorable terms, could adversely affect our financial results.

A significant number of employees in our Western Timberlands and Wood Products businesses are covered by collective bargaining agreements. As we previously disclosed, certain of these employees commenced a work stoppage in 2022, which was shortly thereafter resolved, affecting the company’s operations in Washington and Oregon. If our unionized workers were to engage in a protracted work stoppage, we could experience a significant disruption of operations at our facilities. Likewise, if our non-unionized operations were to become unionized and thereafter commence a work stoppage, we could experience a significant disruption of operations at our facilities. If we are unable to reach or renew collective bargaining agreements with our unionized workers, we could also experience higher ongoing labor costs. Any work stoppage by any one or more of our significant customers, transportation providers or suppliers could also have similar negative effects on us. Depending on scope and duration, any of these labor disruptions could have a material adverse effect on our financial condition, results of operations or cash flows.

PENSION PLAN LIABILITY RISK

Volatility in interest rates and lower than expected returns on our pension assets could reduce the funded status of our defined benefit pension plans, requiring us to make significant additional cash contributions to our benefit plans.

A portion of our current and former employees have accrued benefits under our defined benefit pension plans. Although the plans are not open to newly hired or rehired employees, current employees hired before the plan closure continue to accrue benefits. Requirements for funding our pension plan liabilities are based on a number of actuarial assumptions, including the expected rate of return on our plan assets and the discount rate applied to our pension plan obligations. Fluctuations in equity market returns and changes in long-term interest rates could increase our

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 35

costs under our defined benefit pension plans and may significantly affect future contribution requirements. It is unknown what the actual investment return on our pension assets will be in future years and what interest rates may be at any given point in time. We cannot therefore provide any assurance of what our actual pension plan costs will be in the future, or whether we will be required under applicable law to make future material plan contributions. See Note 8: Pension and Other Post-Employment Benefit Plans for additional information about these plans, including funding status.

STRATEGIC INITIATIVES AND EXECUTION RISK

Our business and financial results may be adversely affected if we are unable to successfully execute on important strategic initiatives.

Our strategic initiatives are designed to improve our results of operations and drive long-term shareholder value. These initiatives include, among others, optimizing cash flow through operational excellence, reducing costs to achieve industry-leading cost structure, innovating in higher-margin products and pursuing opportunities in emerging markets through our Real Estate, Energy & Natural Resources segment. For example, through our natural climate solutions business we are pursuing opportunities to participate in new and emerging markets for forest carbon credits and carbon storage, and the success of these endeavors is subject to many known and unknown risks. Known risks include, but are not limited to, market acceptance of our products and services, changes to demand for our products and services as these new markets evolve over time and political and regulatory developments that may make it more costly, or impossible, to pursue these business opportunities. There can be no assurance that we will be able to successfully implement any one or more of our important strategic initiatives in accordance with our expectations, which could result in an adverse effect on our business and financial results.

We may be unsuccessful in carrying out our acquisition strategy.

We intend to strategically pursue acquisitions and strategic divestitures when market conditions warrant. As with any investment, our acquisitions may not perform in accordance with our expectations. In addition, we anticipate financing many of these acquisitions through cash from operations, borrowings under our unsecured credit facilities, proceeds from equity or debt offerings or proceeds from strategic asset dispositions, or any combination thereof. Our inability to finance future acquisitions on favorable terms, or at all, could adversely affect our ability to successfully execute strategic acquisitions and thereby adversely affect our results of operations, financial condition and cash flows.

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

We are subject to a wide range of general and industry-specific laws and regulations relating to the protection of the environment and wildlife, including those governing:

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

We have incurred, and we expect to continue to incur, significant capital, operating and other expenditures complying with applicable environmental laws and regulations and as a result of remedial obligations, and there can be no assurances that existing accruals for specific matters will be adequate to cover future costs. We also could incur substantial costs, such as civil or criminal fines, sanctions and enforcement actions (including orders limiting our operations or requiring corrective measures, installation of pollution control equipment or other remedial

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 36

actions), cleanup and closure costs, and third-party claims for property damage and personal injury as a result of violations of, or liabilities under, environmental laws and regulations.

As the owner and operator of real estate, we may be liable under environmental laws for cleanup, closure and other damages resulting from the presence and release of hazardous substances on or from our current or former properties or operations. In addition, surface water management regulations may present liabilities and are subject to change. The amount and timing of environmental expenditures is difficult to predict, and in some cases, our liability may exceed forecasted amounts or the value of the property itself. The discovery of additional contamination or the imposition of additional cleanup obligations at our sites or third-party sites may result in significant additional costs.

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

LEGAL AND REGULATORY RISKS RELATED TO CLIMATE CHANGE

Governmental response to climate change at the international, federal and state levels may affect our financial condition, results of operations, cash flows and profitability.

There continue to be numerous international, U.S. federal and state-level initiatives and proposals to address domestic and global climate issues. Within the U.S. and Canada, some of these proposals would regulate and/or tax the production of carbon dioxide and other greenhouse gases to facilitate the reduction of carbon compound emissions into the atmosphere and provide tax and other incentives to produce and use cleaner energy. Indeed, such regulations have already been passed into law in some Canadian provinces and in Washington state, where we have mill operations. Climate change effects, if they occur, and governmental initiatives, laws and regulations to address potential climate concerns, could increase our costs and have a long-term adverse effect on our businesses and results of operations. Future legislation or regulatory activity in this area remains uncertain, and its effect on our operations is unclear at this time.

However, climate change legislation or related government mandates, standards or regulations intended to mitigate or reduce carbon compound, greenhouse gas emissions or other climate change effects could have significant adverse effects on our business and operations as well as our ability to achieve our recently announced business goals in emerging carbon credit and carbon storage markets. Any one or more of such new legal requirements and regulations could, for example, significantly increase the costs for our mills to comply with stricter air emissions regulations. They could also limit harvest levels for commercial timberland operators, which could in turn adversely affect our timberland operations as well as potentially lead to significant increases in the cost of energy, wood fiber and other raw materials for our wood products businesses. Any one or more of these developments, as well as other unforeseeable governmental responses to climate change, could have a material adverse effect on our financial condition, results of operations, cash flows and profitability.

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

The outcome, costs and other effects of current legal matters in which we are involved, and any related insurance recoveries, cannot be determined with certainty. Although the disclosures in Note 13: Legal Proceedings, Commitments and Contingencies contain management’s current views of the effect such legal matters could have on our financial results, there can be no assurance that the outcome of such legal matters will be as currently expected. It is possible that there could be adverse judgments against us in some or all major litigation matters against us, and that we could be required to take a charge and make cash payments for all or a portion of any related awards of damages. Any one or more of such charges or cash payment could materially and adversely affect our financial condition, results of operations or cash flows for the quarter or year in which we record or pay it.

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 37

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

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 38

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

Federal and state tax laws are constantly under review by persons involved in the legislative process, the IRS, the United States Department of the Treasury and state taxing authorities. Changes to tax laws could adversely affect our shareholders or increase our effective tax rates. We cannot predict with certainty whether, when, in what forms, or with what effective dates, the tax laws applicable to us or our shareholders may be changed.

IMPORT/EXPORT TAXES AND DUTIES

We may be required to pay significant taxes or tariffs on our exported products or countervailing and anti-dumping duties or tariffs on our imported products.

We export logs and finished wood products to foreign markets, and our ability to do so profitably is affected by U.S. and foreign trade policy. International trade disputes occur frequently and can be taken to an international trade court or tribunal for resolution of unfair trade practices between countries.

U.S. international trade policy could result in one or more of our foreign export market jurisdictions adopting trade policy making it more difficult or costly for us to export our products to those countries, including, for example, placing export or phytosanitary restrictions on our products. We could therefore experience reduced revenues and margins in any of our businesses that is adversely affected by international trade tariffs, duties, taxes, customs or dispute settlement terms. To the extent such trade policies increase prices, they could also reduce the demand for our products and could have a material adverse effect on our business, financial results and financial condition, including facility closures or impairments of assets. We cannot predict future trade policy or the terms of any settlements of international trade disputes and their effect on our business.

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

The market price of our common stock may be influenced by many factors, some of which are beyond our control, including without limitation those described above and elsewhere in this report, as well as the following:

•	actual or anticipated fluctuations in our operating results or our competitors' operating results;
•	announcements by us or our competitors of new products, capacity changes, significant contracts, acquisitions or strategic investments or initiatives;
•	our growth rate and our competitors’ growth rates;
•	general economic conditions;
•	conditions in the financial markets;
•	market interest rates and the relative yields on other financial instruments;
•	general perceptions and expectations regarding housing markets, interest rates, commodity prices and currencies;
•	changes in stock market analyst recommendations regarding us, our competitors or the forest products industry generally, or lack of analyst coverage of our common stock;
•	sales of our common stock by our executive officers, directors and significant shareholders;
•	sales or repurchases of substantial amounts of common stock;
•	fluctuation in the market price of our products (see Product Pricing and Profitability above);
•	changes in accounting principles and
•	changes in tax laws and regulations.

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 39

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

INFORMATION SYSTEMS AND CYBERSECURITY

Risks associated with the use of Information Technology (IT) systems, including from security breaches, new system implementations and integrations or other significant disruptions, could affect our ability to operate our businesses effectively, adversely affect our reported financial results, affect our reputation and expose us to potential liability or litigation.

We use IT systems to carry out our operational activities, maintain our business records, and collect and store sensitive data, including but not limited to intellectual property and personally identifiable information. Some of our systems are internally managed and some are maintained by third-party service providers. Although we employ, and we believe our third-party service providers employ, what we deem to be reasonably adequate security measures and controls, there can be no assurance that our security measures will be effective against the risks we face from cyber-attacks, including from: computer hackers, foreign governments and cyber terrorists; malicious code (such as malware, viruses and ransomware); an intentional or unintentional personnel action; a natural disaster; a hardware or software corruption, failure or error; a telecommunications system failure; a service provider failure or error; or any one or more other causes of a security breach, failure or disruption. The increased prevalence and sophistication of Artificial Intelligence (AI) tools, such as AI-enabled malware, could increase the risks of cyber-attacks to our systems and to those of our third-party service providers. Implementation of new IT systems, including replacement of legacy systems with new or upgraded versions, could also pose a significant risk to our business, as any such implementation can involve system failure, potential loss or corruption of our important data, security or internal control failures, delays, cost overruns and operational disruption.
Although we have, on occasion, experienced cybersecurity threats to our data and information systems, including phishing attacks, to date no events of this nature have had a material adverse effect on our business or otherwise caused material harm to the company. However, if in the future our IT systems are significantly disrupted, shut down or otherwise compromised for any reason, or if our data is destroyed, misappropriated or inappropriately disclosed, our financial results or our business operations, or both, could be negatively affected. Additionally, we could suffer significant losses or incur significant liabilities, including without limitation damage to our reputation, loss of customer confidence or goodwill and significant expenditures of time and money to address and remediate resulting damages to affected individuals or business partners or to defend ourselves in resulting litigation or other legal proceedings by affected individuals, business partners or regulators. For more information about our cybersecurity program, see Item 1C Cybersecurity.

UNRESOLVED STAFF COMMENTS

There are no unresolved comments that were received from the SEC staff relating to our periodic or current reports under the Securities Exchange Act of 1934.

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 40

CYBERSECURITY

RISK MANAGEMENT

Our risk management program includes focused efforts on identifying, assessing and managing cybersecurity risk, including the following:

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

•	A formal vendor risk assessment process to ensure any vendors with information access have appropriate security measures and practices in place.
•	Engaging external cybersecurity experts in incident response development and management.
•	Business continuity plans and critical recovery backup systems.
•	Insurance for damage to property caused by a cyberattack.

Our chief information security officer (CISO) is primarily responsible for leading the technical team that assesses and manages cybersecurity risk for the company on a day-to-day basis. He and other members of the cybersecurity team have deep and broad experience and training in cybersecurity management, as well as relevant education and industry recognized certifications in information systems security.

CYBERSECURITY INCIDENT RESPONSE PROCESS

We maintain and actively update a cybersecurity incident response plan that outlines the steps we take to identify, investigate and take action in response to any potentially material cyber incidents. Our response plan ensures that our Cyber Incident Response Team, which includes our CISO, members of our senior management team and select members of our legal staff, is timely informed of and consulted with respect to any potentially material cyber incidents.

BOARD OVERSIGHT OF CYBER RISK

Members of management, including our CISO, regularly report on the company’s cybersecurity matters to both our board’s Audit Committee and to the full board, which has primary oversight responsibility in this area, as follows:

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

RISK MITIGATION

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

Like many companies, we face a number of cybersecurity risks in the day-to-day operation of our business. Although to date these risks have not materialized into any instances or series of instances that have had a material adverse effect on our business or otherwise caused material harm to the company, we have, on occasion, experienced cybersecurity threats to our data and information systems, including phishing attacks. For more information about the cybersecurity risks we face, see the risk factor entitled "Information Systems and Cybersecurity" in Item 1A Risk Factors.

PROPERTIES

Details about our facilities, production capacities and locations are found in the Our Business — What We Do section of this report.

•	For details about our Timberlands properties, go to Our Business/What We Do/Timberlands/Where We Do It.

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 41

•	For details about our Real Estate, Energy and Natural Resources properties, go to Our Business/What We Do/Real Estate, Energy and Natural Resources/Where We Do It.
•	For details about our Wood Products properties, go to Our Business/What We Do/Wood Products/Where We Do It.

LEGAL PROCEEDINGS

Refer to Note 13: Legal Proceedings, Commitments and Contingencies. SEC regulations require us to disclose certain information about proceedings arising under federal, state or local environmental provisions if we reasonably believe that such proceedings may result in monetary sanctions above a stated threshold. In accordance with these regulations, the company uses a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required pursuant to this item.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the symbol WY.

As of December 31, 2023, there were 11,858 holders of record of our common shares.

INFORMATION ABOUT COMMON SHARE REPURCHASES

The following table provides information with respect to purchases of common shares made by the company during fourth quarter 2023:

			TOTAL NUMBER	APPROXIMATE
			OF SHARES	DOLLAR VALUE
			PURCHASED AS	OF SHARES THAT
			PART OF	MAY YET BE
			PUBLICLY	PURCHASED
	TOTAL NUMBER	AVERAGE	ANNOUNCED	UNDER THE
COMMON SHARE REPURCHASES DURING FOURTH	OF SHARES	PRICE PAID	PLANS OR	PLANS OR
QUARTER 2023	PURCHASED	PER SHARE	PROGRAMS	PROGRAMS
October 1 - October 31	180,394	$29.53	180,394	$261,727,844
November 1 - November 30	164,004	$31.01	164,004	$256,642,133
December 1 - December 31	147,610	$32.81	147,610	$251,798,605
Total	492,008	$31.01	492,008

On September 22, 2021, we announced that our board of directors approved a new share repurchase program (the 2021 Repurchase Program) under which we are authorized to repurchase up to $1 billion of outstanding shares. Concurrently, the board terminated the remaining repurchase authorization under the 2019 repurchase program.

During fourth quarter 2023, we repurchased 492,008 common shares for approximately $15 million (including transaction fees) under the 2021 Repurchase Program in open-market transactions. Transaction fees incurred for repurchases are not counted as use of funds authorized for repurchase under the 2021 Repurchase Program. As of December 31, 2023, we had remaining authorization of $252 million for future stock repurchases.

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 42

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL SHAREHOLDER RETURN

Weyerhaeuser Company, S&P 500 and S&P Global Timber & Forestry Index

PERFORMANCE GRAPH ASSUMPTIONS

•	Assumes $100 invested on December 31, 2018, in Weyerhaeuser common stock, the S&P 500 Index and the S&P Global Timber & Forestry Index.
•	Total return assumes dividends received are reinvested immediately.
•	Measurement dates are the last trading day of the calendar year shown.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

WHAT YOU WILL FIND IN THIS MD&A

Our MD&A includes the following major sections:

•	economic and market conditions affecting our operations;
•	financial performance summary;
•	results of our operations;
•	liquidity and capital resources;
•	environmental matters, legal proceedings and other contingencies;
•	accounting matters and
•	performance and liquidity measures.

For Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) related to the year ended December 31, 2021, refer to this same section in our 2022 annual report on Form 10-K as filed with the Securities and Exchange Commission on February 17, 2023.

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

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 43

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

Over the past year, particularly in the first half of 2023, home sales and building activity slowed due in part to higher mortgage interest rates, reduced affordability and general macroeconomic conditions. In the latter part of 2023, new home sales and construction activity strengthened, supported by near record-low levels of existing inventory. On a seasonally adjusted annual basis, as reported by the U.S. Census Bureau, housing starts for fourth quarter 2023 averaged 1.5 million units, a 6.1 percent increase from third quarter 2023. Single-family starts averaged 1.0 million units in fourth quarter 2023, a 7.7 percent increase from third quarter 2023. Multi-family starts averaged 412 thousand units in fourth quarter 2023, which was a 2.2 percent increase from third quarter 2023. Single-family construction is the primary driver for our business as compared to multi-family due to the amount of wood products used. Sales of newly built, single-family homes averaged a seasonally adjusted annual rate of 652 thousand units for fourth quarter 2023, a decrease of 6.0 percent from third quarter 2023. Over the medium to long-term, we expect a favorable U.S. housing construction market supported by strong demographics in the key homebuying age cohorts, a decade of underbuilding and a historically low housing inventory.

Repair and remodeling expenditures were steady from third quarter 2023 to fourth quarter 2023 according to the Census Bureau Advance Retail Spending report. Do-it-yourself activity has been returning to more normalized levels while professionally contracted activities have benefited from larger projects and increases in home equity levels. Over the longer term, we expect this sector to return to pre-pandemic growth trends with healthy household balance sheets, elevated home equity and an aging U.S. housing stock, with a median age of 43 years.

In U.S. wood product markets, demand for lumber and OSB was influenced by cautious buyer sentiment at the outset of fourth quarter 2023. As the quarter progressed, demand increased in response to strong single-family housing starts and improving macroeconomic conditions. The Random Lengths Framing Lumber Composite price averaged $384/MBF and the OSB Composite averaged $406/MSF in fourth quarter 2023. Over the course of the fourth quarter, composite prices for lumber decreased from $422/MBF to $395/MBF and composite prices for OSB decreased from $454/MSF to $430/MSF.

In Western log markets, Douglas fir sawlog prices decreased 2.8 percent in fourth quarter 2023 compared with third quarter 2023, as reported by Fastmarkets RISI Log Lines based on Weyerhaeuser’s sales mix. Overall, domestic log demand and prices faced downward pressure at the outset of the quarter, as mills adjusted to a softening lumber market and worked through elevated log inventories. As the quarter progressed, lumber markets improved, and log supply decreased seasonally. In the South, delivered sawlog prices decreased 0.5 percent in fourth quarter 2023 compared to third quarter 2023 and declined 3.6 percent from fourth quarter 2022 as reported by TimberMart-South. This was primarily driven by ample log supply, elevated mill inventories and reduced demand for finished goods during the quarter.

Currency exchange rates, available supply from other countries and trade policy affect our export businesses. During fourth quarter 2023, end use demand in export markets was mixed. In Japan, total housing starts decreased 4.7 percent year to date through November compared to the same period in 2022, while the key Post and Beam segment saw a 6.2 percent decrease. Lumber imports to Japan from Europe were more balanced than in previous quarters, providing support for logs. China’s weaker end use demand for logs and lumber was offset by lower competitive supply, leading to stable pricing for logs from the West.

Interest rates affect our business primarily through their impact on mortgage rates and housing affordability, their general impact on the economy and their influence on our capital management activities. Actions by the U.S. Federal Reserve, the overall condition of the economy and fluctuations in financial markets are all factors that influence long-term interest rates. 30-year mortgage rates, which are correlated with long-term interest rates, decreased from 7.3 percent at the end of third quarter 2023 to 6.6 percent at the end of fourth quarter 2023, according to economic data from Freddie Mac. Many builders have been able to offset higher mortgage rates through discounts, mortgage rate buydowns and modifying product offerings such as home sizes and finishes. Higher rates have also locked-in many existing homeowners from selling, reducing inventories of existing homes for sale which has led to increased demand for available new homes.

Increased inflation affects the cost of our operations across each of our business segments, including costs for raw materials, transportation, energy and labor. The Consumer Price Index increased at an annual rate of 3.4 percent as of December 2023, which is markedly down from its peak of over 9.0 percent annual increase in June 2022. While we can offset some of the impacts of inflation through our sales activities, our operational excellence initiatives and our procurement practices, not all of the costs associated with inflation can be fully mitigated or passed on to the consumer.

The condition of the labor market affects all of our businesses as it relates to our ability to attract and retain employees and contractors. The unemployment rate of 3.7 percent in December 2023 remained near historically low levels and decreased 0.1 percent from the end of third quarter 2023.

Governments and businesses across the globe are taking action on climate change and are making significant commitments towards decarbonizing operations and reducing greenhouse gas emissions to net zero. Achieving these commitments will require governments and companies to take major steps to modify operations, invest in low-carbon activities and purchase credits to reduce environmental impacts. We believe we are uniquely positioned to help entities achieve these commitments through natural climate solutions, including forest carbon sequestration, carbon capture and storage and renewable energy activities.

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 44

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

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 45

CONSOLIDATED RESULTS

HOW WE DID

Summary of Financial Results

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES
		AMOUNT OF CHANGE
			2023
			vs.
	2023	2022	2022
Net sales	$7,674	$10,184	$(2,510)
Costs of sales	$5,992	$6,564	$(572)
Operating income	$1,186	$3,080	$(1,894)
Net earnings	$839	$1,880	$(1,041)
Basic and diluted earnings per share	$1.15	$2.53	$(1.38)

COMPARING 2023 WITH 2022

Net Sales

Net sales decreased $2,510 million — 25 percent — primarily due to a $2,301 million decrease in Wood Products net sales to unaffiliated customers attributable to decreased sales realizations and sales volumes across most product lines, as well as a $204 million decrease in Timberlands net sales to unaffiliated customers attributable to decreased log sales realizations in the Western region.

Costs of Sales

Costs of sales decreased $572 million — 9 percent — primarily due to decreased sales volumes across most product lines and decreased raw material prices within our Wood Products segment, as well as decreased third-party log purchases within our Timberlands segment.

Operating Income

Operating income decreased $1,894 million — 61 percent — primarily due to a $1,938 million decrease in consolidated gross margin (see discussion of components above), partially offset by an $84 million gain on sale of timberlands (refer to Note 4: Timberland Acquisitions and Divestitures).

Net Earnings

Net earnings decreased $1,041 million — 55 percent — primarily due to the $1,894 million decrease in operating income discussed above.

This decrease was partially offset by:

•	a $327 million decrease in income tax expense (refer to Income Taxes);
•	a $276 million decrease in debt extinguishment charges (refer to Note 11: Long-Term Debt, Net);
•	a $209 million decrease in non-operating pension and other post-employment benefit costs (refer to Note 8: Pension and Other Post-Employment Benefit Plans) and
•

a $51 million increase in interest income and other attributable to interest earned on short-term investments held for a portion of the year in 2023 and an increase in the interest rate on our cash and investment accounts.

TIMBERLANDS

HOW WE DID

We report sales volumes and annual production data for our Timberlands segment in Our Business/What We Do/Timberlands.

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 46

Net Sales and Net Contribution to Earnings for Timberlands

DOLLAR AMOUNTS IN MILLIONS
		AMOUNT OF CHANGE
			2023
			vs.
	2023	2022	2022
Net sales to unaffiliated customers:
Delivered logs:
West	$794	$1,004	$(210)
South	643	645	(2)
North	48	56	(8)
Total	1,485	1,705	(220)
Stumpage and pay-as-cut timber	56	46	10
Recreational and other lease revenue	74	68	6
Other products(1)	39	39	—
Subtotal net sales to unaffiliated customers	1,654	1,858	(204)
Intersegment net sales	572	561	11
Total segment net sales	$2,226	$2,419	$(193)
Costs of sales	$1,746	$1,796	$(50)
Operating income and Net contribution to earnings	$488	$528	$(40)

(1)
Other products include sales of seeds and seedlings from our nursery operations and wood chips.

COMPARING 2023 WITH 2022

Net Sales — Unaffiliated Customers

Net sales to unaffiliated customers decreased $204 million — 11 percent — primarily due to a $210 million decrease in Western log sales primarily attributable to a 20 percent decrease in sales realizations, partially offset by a $10 million increase in stumpage and pay-as-cut timber sales.

Intersegment Sales

Intersegment sales increased $11 million — 2 percent — primarily due to a 9 percent increase in sales volumes, partially offset by a 6 percent decrease in sales realizations.

Costs of Sales

Costs of sales decreased $50 million — 3 percent — primarily due to decreased Western third-party log purchases, partially offset by increased logging and hauling costs and increased sales volumes.

Operating Income and Net Contribution to Earnings

Operating income and net contribution to earnings decreased $40 million — 8 percent — primarily due to the change in the components of gross margin, as discussed above, partially offset by an $84 million gain on sale of timberlands recorded in fourth quarter 2023.

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 47

REAL ESTATE, ENERGY AND NATURAL RESOURCES

HOW WE DID

We report acres sold and average price per acre for our Real Estate, Energy and Natural Resources segment in Our Business/What We Do/Real Estate, Energy and Natural Resources.

Net Sales and Net Contribution to Earnings for Real Estate, Energy and Natural Resources

DOLLAR AMOUNTS IN MILLIONS
		AMOUNT OF CHANGE
			2023
			vs.
	2023	2022	2022
Net sales to unaffiliated buyers:
Real estate	$237	$235	$2
Energy and natural resources	126	133	(7)
Total segment net sales	$363	$368	$(5)
Costs of sales	$126	$113	$13
Operating income and Net contribution to earnings	$211	$218	$(7)

The volume of real estate sales is a function of many factors, including the general state of the economy, demand in local real estate markets, the ability of buyers to obtain financing, the number of competing properties listed for sale, the seasonal nature of sales, the plans of adjacent landowners, our expectations of future price appreciation, the timing of harvesting activities and the availability of government and not-for-profit funding. In any period, the average price per acre sold will vary based on the location and physical characteristics of parcels sold.

COMPARING 2023 WITH 2022

Net Sales

Net sales decreased $5 million — 1 percent — primarily attributable to lower prices in our Energy and Natural Resources business, partially offset by an increase in acres sold.

Costs of Sales

Costs of sales increased $13 million — 12 percent — primarily attributable to an increase in acres sold.

Operating Income and Net Contribution to Earnings

Operating income and net contribution to earnings decreased $7 million — 3 percent — primarily attributable to the change in the components of gross margin, as discussed above, partially offset by a $10 million noncash impairment charge related to the planned divestiture of legacy coal assets in 2022 with no similar activity in 2023.

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 48

WOOD PRODUCTS

HOW WE DID

We report sales volumes and annual production data for our Wood Products segment in Our Business/What We Do/Wood Products.

Net Sales and Net Contribution to Earnings for Wood Products

DOLLAR AMOUNTS IN MILLIONS
		AMOUNT OF CHANGE
			2023
			vs.
	2023	2022	2022
Net sales:
Structural lumber	$2,123	$3,374	$(1,251)
Oriented strand board	944	1,578	(634)
Engineered solid section	783	862	(79)
Engineered I-joists	447	573	(126)
Softwood plywood	166	193	(27)
Medium density fiberboard	155	192	(37)
Complementary building products	704	840	(136)
Other products produced (1)	335	346	(11)
Total segment net sales	$5,657	$7,958	$(2,301)
Costs of sales	$4,699	$5,166	$(467)
Operating income and Net contribution to earnings	$709	$2,536	$(1,827)

(1)
Other products produced sales include wood chips, other byproducts and third-party residual log sales from our Canadian Forestlands operations.

COMPARING 2023 WITH 2022

Net Sales

Net sales decreased $2,301 million — 29 percent — primarily due to:

•	a $1,251 million decrease in structural lumber sales attributable to a 37 percent decrease in sales realizations;
•	a $634 million decrease in oriented strand board sales attributable to a 40 percent decrease in sales realizations;
•	a $136 million decrease in complementary building products attributable to decreased sales volumes across most products;
•	a $126 million decrease in engineered I-joists sales attributable to a 13 percent decrease in sales realizations, as well as a 10 percent decrease in sales volumes;
•	a $79 million decrease in engineered solid section sales attributable to a 6 percent decrease in sales realizations, as well as a 3 percent decrease in sales volumes;
•	a $37 million decrease in medium density fiberboard sales attributable to a 24 percent decrease in sales volumes, partially offset by a 6 percent increase in sales realizations;
•	a $27 million decrease in softwood plywood sales attributable to a 28 percent decrease in sales realizations, partially offset by a 20 percent increase in sales volumes and
•	an $11 million decrease in other products produced attributable to decreased sales volumes for veneer and plywood byproducts.

Costs of Sales

Costs of sales decreased $467 million — 9 percent — primarily due to decreased sales volumes across most product lines, as well as decreased raw material prices.

Operating Income and Net Contribution to Earnings

Operating income and net contribution to earnings decreased $1,827 million — 72 percent — primarily due to the change in the components of gross margin, as discussed above.

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 49

UNALLOCATED ITEMS

Unallocated items are gains or charges not related to, or allocated to, an individual operating segment. They include all or a portion of items such as:

•	share-based compensation,
•	pension and post-employment costs,
•	elimination of intersegment profit in inventory and LIFO - the last-in, first-out method,
•

foreign exchange transaction gains and losses resulting from changes in exchange rates primarily related to our U.S. dollar denominated cash and debt balances that are held by our Canadian subsidiary, as well as

•	interest income and other.

Net Charge to Earnings for Unallocated Items

DOLLAR AMOUNTS IN MILLIONS
		AMOUNT OF CHANGE
			2023
			vs.
	2023	2022	2022
Unallocated corporate function and variable compensation expense	$(127)	$(139)	$12
Liability classified share-based compensation	(2)	4	(6)
Foreign exchange gain	1	10	(9)
Elimination of intersegment profit in inventory and LIFO	11	(21)	32
Other	(105)	(56)	(49)
Operating loss	(222)	(202)	(20)
Non-operating pension and other post-employment benefit costs	(45)	(254)	209
Interest income and other	76	25	51
Net charge to earnings	$(191)	$(431)	$240

Net charge to earnings decreased by $240 million — 56 percent — primarily due to a $209 million decrease in non-operating pension and other post-employment benefit costs attributable to a $205 million pension settlement charge recorded in fourth quarter 2022 (refer to Note 8: Pension and Other Post-Employment Benefit Plans), as well as a $51 million increase in interest income and other attributable to interest earned on short-term investments held for a portion of the year in 2023 and an increase in the interest rate on our cash and investment accounts.

INTEREST EXPENSE

Our net interest expense incurred for the last two years was:

•	$280 million in 2023 and
•	$270 million in 2022.

Interest expense increased by $10 million compared to 2022 primarily due to the May 2023 issuance of debt securities that increased our weighted average outstanding debt.

Refer to Note 11: Long-Term Debt, Net for further information.

INCOME TAXES

As a REIT, we generally are not subject to federal corporate level income taxes on REIT taxable income that is distributed to shareholders. Historical distributions to shareholders, including amounts and tax characteristics, are summarized in the table below.

AMOUNTS PER SHARE
	2023	2022
Common - capital gain distribution	$1.66	$1.59
Common - ordinary dividend (qualified)	$—	$0.07
Common - return of capital	$—	$0.51

We are required to pay corporate income taxes on earnings of our TRSs, which include our Wood Products segment and portions of our Timberlands and Real Estate & ENR segments' earnings. Our provision for income taxes is primarily driven by earnings generated by our TRSs.

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 50

Our provision for income taxes the last two years was:

•	$98 million in 2023 and
•	$425 million in 2022.

Income tax expense decreased by $327 million compared to 2022 primarily due to decreases in our pretax earnings and effective income tax rate. During 2022, we recorded a $69 million tax benefit in connection with our early debt retirement and a $53 million tax benefit related to our noncash pension settlement charge.

Refer to Note 19: Income Taxes, Note 11: Long-Term Debt, Net and Note 8: Pension and Other Post-Employment Benefit Plans for further information.

LIQUIDITY AND CAPITAL RESOURCES

We are committed to maintaining an appropriate capital structure that provides financial flexibility and enables us to protect the interests of our shareholders and meet our obligations to our lenders, while also maintaining access to all major financial markets. As of December 31, 2023, we had $1.2 billion in cash and cash equivalents and $1.5 billion of availability on our line of credit, which expires in March 2028. We believe we have sufficient liquidity to meet our cash requirements for the foreseeable future.

CASH FROM OPERATIONS

Consolidated net cash from operations was:

•	$1,433 million in 2023 and
•	$2,832 million in 2022.

COMPARING 2023 WITH 2022

Net cash from operations decreased by $1,399 million, primarily due to decreased cash inflows from our business operations. This change was partially offset by a $503 million decrease in our cash paid for income taxes.

Pension Contributions and Benefit Payments Made and Expected

During 2023, we contributed a total of $20 million to our pension and post-employment benefit plans, compared to a total of $24 million during 2022.

For 2024, we expect to contribute approximately $20 million to our pension and post-employment benefit plans. Refer to Note 8: Pension and Other Post-Employment Benefit Plans for further information.

INVESTING IN OUR BUSINESS

Cash from investing activities includes items such as:

•	capital expenditures for property, equipment and reforestation,
•	acquisitions of timberlands,
•	proceeds from sales of assets and operations and
•	purchases and maturities of short-term investments.

Consolidated net cash from investing activities was:

•	$(508) million in 2023 and
•	$(759) million in 2022.

COMPARING 2023 WITH 2022

Net cash from investing activities increased by $251 million, primarily due to:

•	a $166 million increase in proceeds from the sale of timberlands;
•	a $62 million decrease in cash spent on the acquisition of timberlands and
•	a $25 million decrease in capital expenditures for property and equipment.

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 51

Summary of Capital Spending by Business Segment

DOLLAR AMOUNTS IN MILLIONS
	2023	2022
Timberlands	$111	$113
Wood Products	323	347
Unallocated Items	13	8
Total	$447	$468

We expect our capital expenditures for 2024 to be approximately $440 million. The amount we spend on capital expenditures could change due to:

•	future economic conditions,
•	environmental regulations,
•	changes in the composition of our business,
•	weather,
•	timing of equipment purchases and
•	capital needs related to other business opportunities.

FINANCING

Cash from financing activities includes items such as:

•	issuances and payments of debt,
•	borrowings and payments on our revolving line of credit and
•	payments for cash dividends and repurchasing stock.

Consolidated net cash from financing activities was:

•	$(1,342) million in 2023 and
•	$(2,491) million in 2022.

COMPARING 2023 WITH 2022

Net cash from financing activities increased by $1,149 million in 2023, primarily due to:

•	a $412 million decrease in cash used for repurchases of common stock;
•	a $401 million decrease in cash paid for dividends and
•	a $336 million decrease in net cash used for payments on long-term debt.

LONG-TERM DEBT

Our consolidated long-term debt (including current portion) was:

•	$5,069 million as of December 31, 2023 and
•	$5,053 million as of December 31, 2022.

The increase in our long-term debt during 2023 is primarily attributable to the May 2023 issuance of $750 million of 4.750 percent notes and the December 2023 issuance of a $250 million senior unsecured term loan, offset by the December 2023 repayment of our $860 million 5.207 percent note and the July 2023 repayment of our $118 million 7.125 percent notes.

The weighted average interest rate and the weighted average maturity on our long-term debt as of December 31, 2023 were 5.35 percent and 7.6 years, respectively.

See Note 11: Long-Term Debt, Net for more information.

LINE OF CREDIT

In March 2023, we entered into a new $1.5 billion five-year senior unsecured revolving credit facility, which expires in March 2028 and replaced the existing facility which was set to expire in January 2025. Borrowings will bear interest at a floating rate based on either the adjusted term Secured Overnight Financing Rate (SOFR) plus a spread or a mutually agreed upon base rate plus a spread. As of December 31, 2023 and December 31, 2022, we had no outstanding borrowings on the revolving credit facility and we were in compliance with the revolving credit facility covenants.

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 52

Our Covenants

Our key covenants include the requirement to maintain:

•	a minimum total adjusted shareholders' equity of $3.0 billion and
•	a defined debt-to-total-capital ratio of 65 percent or less.

Our total adjusted shareholders' equity is comprised of:

•	total shareholders’ equity,
•	excluding accumulated other comprehensive income (loss),
•	minus our investment in our unrestricted subsidiaries.

Our capitalization is comprised of:

•	total debt,
•	plus total adjusted shareholders' equity.

As of December 31, 2023, we had:

•	total adjusted shareholders' equity of $10.5 billion and
•	a defined debt-to-total-capital ratio of 32.5 percent.

When calculating compliance in accordance with financial debt covenants as of December 31, 2023 and December 31, 2022, we excluded the full amount of accumulated other comprehensive loss of $293 million and $247 million, respectively. See Note 14: Shareholders’ Interest for further information on accumulated other comprehensive loss.

There are no other significant financial debt covenants related to our third-party debt.

CREDIT RATINGS

As of December 31, 2023, our long-term issuer credit rating was BBB and Baa2 from S&P and Moody’s, respectively.

DIVIDENDS

We paid cash dividends on common shares of:

•	$1,216 million in 2023 and
•	$1,617 million in 2022.

The decrease in dividends paid is primarily due to a supplemental dividend of $0.90 per share based on 2022 financial results for a total of $660 million paid in first quarter 2023 in comparison to a supplemental dividend of $1.45 per share based on 2021 financial results for a total of $1,084 million paid in first quarter 2022.

On January 25, 2024, our board of directors declared a supplemental dividend of $0.14 per share based on 2023 financial results. The dividend is payable on February 27, 2024 to shareholders of record as of the close of business on February 16, 2024.

We plan to supplement our base dividend each year with an additional return of cash, in the form of a supplemental cash dividend and/or share repurchase, to achieve our targeted annual payout of total cash to shareholders of 75 to 80 percent of Adjusted Funds Available for Distribution (Adjusted FAD). For further information on Adjusted FAD see Performance and Liquidity Measures.

SHARE REPURCHASES

We repurchased 4.1 million common shares for approximately $125 million (including transaction fees) during the year ended December 31, 2023. We repurchased 16.0 million common shares for approximately $550 million (including transaction fees) in 2022. As of December 31, 2023, we had remaining authorization of $252 million for future share repurchases. For further information on share repurchases see Note 14: Shareholders’ Interest.

OUR CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

More details about our contractual obligations and commercial commitments are in Note 8: Pension and Other Post-Employment Benefit Plans, Note 10: Line of Credit, Note 11: Long-Term Debt, Net, Note 13: Legal Proceedings, Commitments and Contingencies, Note 16: Leases and Note 19: Income Taxes.

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 53

Significant Contractual Obligations as of December 31, 2023

Significant contractual obligations as of December 31, 2023 include our long-term debt obligations and lease obligations. Refer to Note 11: Long-Term Debt, Net and Note 16: Leases, respectively, for further information. Additional significant contractual obligations are included below.

DOLLAR AMOUNTS IN MILLIONS
			PAYMENTS DUE BY PERIOD
		LESS THAN	1–3	3–5	MORE THAN
	TOTAL	1 YEAR	YEARS	YEARS	5 YEARS
Interest(1)	$1,982	$276	$498	$379	$829
Purchase obligations(2)	$550	$186	$238	$91	$35
Employee-related obligations(3)	$277	$117	$23	$18	$37

(1)
Amounts presented for interest payments assume that all long-term debt obligations outstanding as of December 31, 2023 will remain outstanding until maturity.
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
(3)
The timing of certain payments within this category will be triggered by retirements or other events. These payments can include workers compensation, deferred compensation and banked vacation, among other obligations. When the timing of payment is uncertain, the amounts are included in the total column only. Minimum pension funding is required by established funding standards and estimates are not made for 2025 onward. Estimated payments of contractually obligated post-employment benefits are not included due to the uncertainty of payment timing.

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements have not had — and are not reasonably likely to have — a material effect on our current or future financial condition, results of operations or cash flows. Note 10: Line of Credit contains our disclosures of surety bonds and letters of credit.

ENVIRONMENTAL MATTERS, LEGAL PROCEEDINGS AND OTHER CONTINGENCIES

See Note 13: Legal Proceedings, Commitments and Contingencies.

ACCOUNTING MATTERS

CRITICAL ACCOUNTING ESTIMATES

In the preparation of our financial statements we follow established accounting policies and make estimates that affect both the amounts and timing of the recording of assets, liabilities, revenues and expenses. We base our judgments and estimates on historical experience and assumptions we believe are appropriate and reasonable under current circumstances. Actual results, however, could differ materially from the estimated amounts we have recorded. Some of these estimates require judgments about matters that are inherently uncertain. Accounting policies whose application involve a significant level of estimation uncertainty and may have a material effect on our results of operations or financial condition are considered critical accounting estimates.

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

Our discount rates as of December 31, 2023 are:

•	5.2 percent for our U.S. pension plans — compared with 5.4 percent at December 31, 2022;
•	5.1 percent for our U.S. post-employment benefit plans — compared with 5.4 percent at December 31, 2022;
•	4.7 percent for our Canadian pension plans — compared with 5.3 percent at December 31, 2022 and
•	4.6 percent for our Canadian post-employment benefit plans — compared with 5.3 percent at December 31, 2022.

Pension expenses for 2024 will be based on the 5.2 percent and 4.7 percent assumed discount rates for the U.S. pension plans and the Canadian pension plans, respectively, and the 5.1 percent and 4.6 percent assumed discount rates for the U.S. and Canadian post-employment benefit plans, respectively.

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 54

Our discount rates are important in determining the cost of our plans. A 50 basis point decrease in our discount rate would increase expense or reduce a credit by approximately:

•	$11 million for our U.S. qualified pension plans and
•	$2 million for our Canadian registered pension plans.

Details about our other significant accounting policies are in Note 1: Summary of Significant Accounting Policies.

PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

A summary of prospective accounting pronouncements is in Note 1: Summary of Significant Accounting Policies.

PERFORMANCE AND LIQUIDITY MEASURES

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

Adjusted EBITDA by Segment

DOLLAR AMOUNTS IN MILLIONS
	2023	2022
Timberlands	$646	$784
Real Estate & ENR	320	329
Wood Products	905	2,737
Unallocated Items	(177)	(196)
Total	$1,694	$3,654

We reconcile Adjusted EBITDA to net earnings for the consolidated company and to operating income (loss) for the business segments, as those are the most directly comparable U.S. GAAP measures for each.

The table below reconciles Adjusted EBITDA by segment to net earnings for the year ended December 31, 2023:

DOLLAR AMOUNTS IN MILLIONS
		REAL ESTATE	WOOD	UNALLOCATED
	TIMBERLANDS	& ENR	PRODUCTS	ITEMS	TOTAL
Net earnings					$839
Interest expense, net of capitalized interest					280
Income taxes					98
Net contribution (charge) to earnings	$488	$211	$709	$(191)	$1,217
Non-operating pension and other post-employment benefit costs	—	—	—	45	45
Interest income and other	—	—	—	(76)	(76)
Operating income (loss)	488	211	709	(222)	1,186
Depreciation, depletion and amortization	267	16	210	7	500
Basis of real estate sold	—	93	—	—	93
Special items included in operating income (loss)(1)(2)(3)	(109)	—	(14)	38	(85)
Adjusted EBITDA	$646	$320	$905	$(177)	$1,694

(1)
Operating income (loss) for Timberlands includes pretax special items consisting of an $84 million gain on the sale of timberlands and a $25 million legal benefit.
(2)
Operating income (loss) for Wood Products includes a pretax special item consisting of a $14 million insurance recovery.
(3)
Operating income (loss) for Unallocated Items includes pretax special items consisting of an $11 million noncash environmental remediation charge and $27 million of legal expense.

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 55

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

We reconcile net earnings before special items to net earnings and net earnings per diluted share before special items to net earnings per diluted share, as those are the most directly comparable U.S. GAAP measures. We believe the measures provide meaningful supplemental information for investors about our operating performance, better facilitate period to period comparisons, and are widely used by analysts, lenders, rating agencies and other interested parties.

The table below reconciles net earnings before special items to net earnings:

DOLLAR AMOUNTS IN MILLIONS
	2023	2022
Net earnings	$839	$1,880
Environmental remediation charge	8	—
Gain on sale of timberlands	(83)	—
Insurance recovery	(10)	—
Legal benefit	(25)	—
Legal expense	20	—
Loss on debt extinguishment	—	207
Pension settlement charge	—	152
Restructuring, impairments and other charges	—	8
Net earnings before special items	$749	$2,247

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 56

The table below reconciles net earnings per diluted share before special items to net earnings per diluted share:

AMOUNTS PER SHARE
	2023	2022
Net earnings per diluted share	$1.15	$2.53
Environmental remediation charge	0.01	—
Gain on sale of timberlands	(0.12)	—
Insurance recovery	(0.01)	—
Legal benefit	(0.03)	—
Legal expense	0.02	—
Loss on debt extinguishment	—	0.28
Pension settlement charge	—	0.20
Restructuring, impairments and other charges	—	0.01
Net earnings per diluted share before special items	$1.02	$3.02

We use Adjusted Funds Available for Distribution (Adjusted FAD) to evaluate the company’s liquidity and measure cash generated during the period (net of capital expenditures and significant nonrecurring items) that is available for dividends, repurchases of common shares, debt reduction, acquisitions, and other discretionary and nondiscretionary capital allocation activities. Adjusted FAD should not be considered in isolation from, and is not intended to represent an alternative to, results reported in accordance with U.S. GAAP. However, we believe the measure provides meaningful supplemental information for our investors about our liquidity. Adjusted FAD, as we define it, is net cash from operations adjusted for capital expenditures and significant non-recurring items. Our definition of Adjusted FAD may be different from similarly titled measures reported by other companies, including those in our industry. We reconcile Adjusted FAD to net cash from operations, as that is the most directly comparable U.S. GAAP measure.

The table below reconciles Adjusted FAD to net cash from operations:

DOLLAR AMOUNTS IN MILLIONS
	2023	2022
Net cash from operations	$1,433	$2,832
Capital expenditures	(447)	(468)
FAD	$986	$2,364
Cash from product remediation insurance recoveries	—	(37)
Adjusted FAD	$986	$2,327
Net cash from investing activities	$(508)	$(759)
Net cash from financing activities	$(1,342)	$(2,491)

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 57

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

SUMMARY OF LONG-TERM DEBT OBLIGATIONS AS OF DECEMBER 31, 2023

DOLLAR AMOUNTS IN MILLIONS
	2024	2025	2026	2027	2028	THEREAFTER	TOTAL(1)	FAIR VALUE
Fixed-rate debt	$—	$210	$1,022	$300	$—	$3,333	$4,865	$4,853
Average interest rate	—%	8.31%	5.52%	6.95%	—%	4.82%	5.25%	N/A
Variable-rate debt(2)	$—	$—	$—	$—	$250	$—	$250	$250

(1)
Excludes $46 million of unamortized discounts and capitalized debt expense.
(2)
As of December 31, 2023, the interest rate for our variable-rate debt was 7.31%, excluding estimated patronage refunds.

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 58

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Weyerhaeuser Company:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Weyerhaeuser Company and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 16, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Projected benefit obligations for pensions

As discussed in Notes 1 and 8 to the consolidated financial statements, the Company's projected benefit obligations for pension plans were $2,347 million as of December 31, 2023, which included the projected benefit obligation for the U.S. qualified pension plans. The Company estimates the liability related to their pension plans using actuarial models that include assumptions about the Company’s discount rates.

We identified the evaluation of the Company’s projected benefit obligation for the U.S. qualified pension plans as a critical audit matter. This is due to the sensitivity of the obligation to changes in the discount rate used and the subjectivity in evaluating the rate. Additionally, the assessment of the discount rate required specialized actuarial skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the U.S. qualified pension obligation process. This included controls related to the actuarial determination of the discount rate used in the valuation of the projected benefit obligation for the U.S. qualified pension plans. These procedures also included analyzing year-over-year changes to the projected cash flows associated with the obligation. Additionally, we involved actuarial professionals with specialized skills and knowledge, who assisted in the evaluation of the Company’s discount rate by:

•
evaluating the selected yield curve used to determine the discount rate
•
assessing changes in the discount rate from the prior year against changes in published indices
•
evaluating the discount rate based on the projected cash flows compared with those of similar plans.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Seattle, Washington

February 16, 2024

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 59

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2023

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES
	2023	2022	2021
Net sales (Note 3)	$7,674	$10,184	$10,201
Costs of sales	5,992	6,564	6,103
Gross margin	1,682	3,620	4,098
Selling expenses	87	93	95
General and administrative expenses	431	398	396
Product remediation recoveries (Note 17)	—	—	(37)
Gain on sale of timberlands (Note 4)	(84)	—	(32)
Other operating costs, net (Note 18)	62	49	33
Operating income	1,186	3,080	3,643
Non-operating pension and other post-employment benefit costs (Note 8)	(45)	(254)	(19)
Interest income and other	76	25	5
Interest expense, net of capitalized interest	(280)	(270)	(313)
Loss on debt extinguishment (Note 11)	—	(276)	—
Earnings before income taxes	937	2,305	3,316
Income taxes (Note 19)	(98)	(425)	(709)
Net earnings	$839	$1,880	$2,607
Earnings per share (Note 5):
Basic	$1.15	$2.53	$3.48
Diluted	$1.15	$2.53	$3.47
Weighted average shares outstanding (in thousands) (Note 5):
Basic	731,654	741,904	749,496
Diluted	732,222	742,953	750,983

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 60

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2023

DOLLAR AMOUNTS IN MILLIONS
	2023	2022	2021
Comprehensive income:
Net earnings	$839	$1,880	$2,607
Other comprehensive (loss) income:
Foreign currency translation adjustments	7	(52)	(11)
Changes in unamortized actuarial loss, net of tax benefit (expense) of $17 in 2023, $(95) in 2022 and $(112) in 2021	(51)	284	351
Changes in unamortized net prior service credit, net of tax benefit (expense) of $2 in 2023, $(2) in 2022 and $1 in 2021	(2)	—	3
Total comprehensive income	$793	$2,112	$2,950

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 61

CONSOLIDATED BALANCE SHEET

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PAR VALUE
	DECEMBER 31, 2023	DECEMBER 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,164	$1,581
Receivables, net	354	357
Receivables for taxes	10	42
Inventories (Note 6)	566	550
Prepaid expenses and other current assets	219	216
Total current assets	2,313	2,746
Property and equipment, net (Note 7)	2,269	2,171
Construction in progress	270	222
Timber and timberlands at cost, less depletion	11,528	11,604
Minerals and mineral rights, less depletion	200	214
Deferred tax assets (Note 19)	15	8
Other assets	388	375
Total assets	$16,983	$17,340
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt (Notes 11 and 12)	$—	$982
Accounts payable	287	247
Accrued liabilities (Note 9)	501	511
Total current liabilities	788	1,740
Long-term debt, net (Notes 11 and 12)	5,069	4,071
Deferred tax liabilities (Note 19)	81	96
Deferred pension and other post-employment benefits (Note 8)	461	344
Other liabilities	348	340
Total liabilities	6,747	6,591
Commitments and contingencies (Note 13)
Equity:
Weyerhaeuser shareholders’ interest (Notes 14 and 15):
Common shares: $1.25 par value; authorized 1,360 million shares; issued and outstanding: 729,753 thousand shares at December 31, 2023 and 732,794 thousand shares at December 31, 2022	912	916
Other capital	7,608	7,691
Retained earnings	2,009	2,389
Accumulated other comprehensive loss (Note 14)	(293)	(247)
Total equity	10,236	10,749
Total liabilities and equity	$16,983	$17,340
See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 62

c

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2023

DOLLAR AMOUNTS IN MILLIONS
	2023	2022	2021
Cash flows from operations:
Net earnings	$839	$1,880	$2,607
Noncash charges (credits) to earnings:
Depreciation, depletion and amortization	500	480	477
Basis of real estate sold	93	84	71
Pension and other post-employment benefits (Note 8)	68	290	61
Share-based compensation expense (Note 15)	36	33	30
Net gains on sale of timberlands (Note 4)	(84)	—	(32)
Loss on debt extinguishment (Note 11)	—	276	—
Other	(6)	(30)	14
Change in:
Receivables, net	4	149	(57)
Receivables and payables for taxes	41	(101)	99
Inventories	(13)	(37)	(77)
Prepaid expenses and other current assets	(13)	(12)	(25)
Accounts payable and accrued liabilities	35	(111)	113
Pension and post-employment benefit contributions and payments	(20)	(24)	(59)
Other	(47)	(45)	(63)
Net cash from operations	1,433	2,832	3,159
Cash flows from investing activities:
Capital expenditures for property and equipment	(390)	(415)	(386)
Capital expenditures for timberlands reforestation	(57)	(53)	(55)
Acquisition of timberlands (Note 4)	(233)	(295)	(149)
Proceeds from sale of timberlands (Note 4)	166	—	261
Purchase of short-term investments	(664)	—	—
Maturities of short-term investments	664	—	—
Other	6	4	4
Net cash from investing activities	(508)	(759)	(325)
Cash flows from financing activities:
Cash dividends on common shares	(1,216)	(1,617)	(884)
Net proceeds from issuance of long-term debt (Note 11)	992	881	—
Payments on long-term debt (Note 11)	(978)	(1,203)	(375)
Repurchases of common shares (Note 14)	(131)	(543)	(100)
Other	(9)	(9)	29
Net cash from financing activities	(1,342)	(2,491)	(1,330)
Net change in cash, cash equivalents and restricted cash	$(417)	$(418)	$1,504
Cash, cash equivalents and restricted cash at beginning of year	$1,581	$1,999	$495
Cash, cash equivalents and restricted cash at end of year	$1,164	$1,581	$1,999
Cash paid during the year for:
Interest, net of amounts capitalized of $7 in 2023, $6 in 2022 and $4 in 2021	$283	$283	$315
Income taxes, net of refunds	$63	$566	$609

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 63

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2023

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES
	2023	2022	2021
Common shares:
Balance at beginning of year	$916	$934	$934
Issued for exercise of stock options and vested units	1	2	3
Repurchases of common shares (Note 14)	(5)	(20)	(3)
Balance at end of year	912	916	934
Other capital:
Balance at beginning of year	7,691	8,181	8,208
Issued for exercise of stock options	7	15	49
Repurchases of common shares (Note 14)	(120)	(530)	(97)
Share-based compensation	36	33	30
Other transactions, net	(6)	(8)	(9)
Balance at end of year	7,608	7,691	8,181
Retained earnings:
Balance at beginning of year	2,389	2,131	411
Net earnings	839	1,880	2,607
Dividends on common shares	(1,219)	(1,622)	(887)
Balance at end of year	2,009	2,389	2,131
Accumulated other comprehensive loss:
Balance at beginning of year	(247)	(479)	(822)
Other comprehensive (loss) income	(46)	232	343
Balance at end of year	(293)	(247)	(479)
Total equity:
Balance at end of year	$10,236	$10,749	$10,767
Dividends paid per common share	$1.66	$2.17	$1.18

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 64

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 65

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

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 66

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

While we believe the assumptions used in preparing these estimates are appropriate and reasonable, actual results can and do differ from those estimates and assumptions.

Fair Value Measurements

We use a fair value hierarchy in accounting for certain nonfinancial assets and liabilities including:

•	long-lived assets (asset groups) measured at fair value for an impairment assessment;
•	pension plan assets measured at fair value and
•	asset retirement obligations initially measured at fair value.

The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources, while unobservable inputs reflect a reporting entity’s pricing based upon its own market assumptions.

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

Reclassifications

We have reclassified certain balances and results from prior years to be consistent with our 2023 reporting. This makes balances comparable from year to year. Our reclassifications had no effect on consolidated net earnings or equity.

HOW WE ACCOUNT FOR CERTAIN KEY ITEMS

This section provides information about how we account for certain key items related to:

•	capital investments,
•	financing our business and
•	our operations.

ITEMS RELATED TO CAPITAL INVESTMENTS

Key items related to accounting for capital investments pertain to property and equipment, timber and timberlands and impairment of long-lived assets.

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 67

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

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 68

Impairment of Long-Lived Assets

We review the carrying value of long-lived assets whenever an event or a change in circumstance indicates that the carrying value of the asset or asset group may not be recoverable through future operations. The carrying value is the original cost, less accumulated depreciation and any past impairments recorded. If we evaluate recoverability, we are required to estimate future cash flows and residual values of the asset or asset group. Key assumptions used in developing estimates of future cash flows and residual values could include probability of alternative outcomes, product pricing, raw material cost and product sales. An impairment occurs when the carrying value of a long-lived asset is greater than the amount that could be recovered from the estimated undiscounted future cash flows of the asset and greater than fair market value (the amount we could receive if we were to sell the asset).

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

Concentration of Risk

We disclose customers that represent a concentration of risk. As of December 31, 2023, and December 31, 2022, no customer accounted for 10 percent or more of our net sales.

ITEMS RELATED TO OPERATIONS

Key items related to operations include revenue recognition, inventories, shipping and handling costs, income taxes, pension and other post-employment benefit plans and contingent liabilities.

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

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 69

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

Pension and Other Post-Employment Benefit Plans

We recognize the overfunded or underfunded status of our defined benefit pension and other post-employment benefit plans on our Consolidated Balance Sheet and recognize changes in the funded status through comprehensive income (loss) in the year in which the changes occur.

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

Pension plans. We have defined benefit pension plans covering approximately 40 percent of our employees. Determination of benefits differs for salaried, hourly and union employees as follows:

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

Refer to Note 8: Pension and Other Post-Employment Benefit Plans for information about the assets held within our pension plans and their related valuation methods.

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 70

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

Contingent Liabilities

We are subject to lawsuits, investigations and other claims related to environmental remediation, product and other matters, and are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as the amount or range of potential loss.

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

Recorded contingent liabilities are based on the best information available and actual losses in any future period are inherently uncertain. Future expenditures for environmental remediation obligations are not discounted to their present value. If estimated probable future losses or actual losses exceed our recorded liability for such claims, we record additional charges. These exposures and proceedings can be significant and the ultimate outcomes could be material to our operating results or cash flows in any given period. Recoveries of environmental remediation costs from other parties are recorded as assets when the recovery is deemed probable and does not exceed the amount of losses previously recorded. See Note 13: Legal Proceedings, Commitments and Contingencies for more information.

NEW ACCOUNTING PRONOUNCEMENTS

Segment Reporting

In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-07,"Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The new guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of the new guidance will not impact our Consolidated Statement of Operations, Consolidated Balance Sheet or Consolidated Statement of Cash Flows. We plan to incorporate these expanded disclosures beginning in fourth quarter 2024.

Income Taxes

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which expands annual income tax disclosures to disaggregate rate reconciliations and income taxes paid by nature and jurisdiction. The new guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. ASU 2023-09 should be applied on a prospective basis, however, retrospective application is permitted. The adoption of the new guidance will not impact our Consolidated Statement of Operations, Consolidated Balance Sheet or Consolidated Statement of Cash Flows. We plan to incorporate these expanded disclosures beginning in fourth quarter 2025.

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 71

NOTE 2: BUSINESS SEGMENTS

Our business segments and how we account for those segments are discussed in Note 1: Summary of Significant Accounting Policies. This note provides key financial data by business segment.

KEY FINANCIAL DATA BY BUSINESS SEGMENT

Sales and Net Contribution (Charge) to Earnings

DOLLAR AMOUNTS IN MILLIONS
				UNALLOCATED
		REAL		ITEMS AND
		ESTATE	WOOD	INTERSEGMENT
	TIMBERLANDS	& ENR	PRODUCTS	ELIMINATIONS	CONSOLIDATED
Sales to unaffiliated customers
2023	$1,654	$363	$5,657	$—	$7,674
2022	$1,858	$368	$7,958	$—	$10,184
2021	$1,636	$344	$8,221	$—	$10,201
Intersegment sales
2023	$572	$—	$—	$(572)	$—
2022	$561	$—	$—	$(561)	$—
2021	$535	$—	$—	$(535)	$—
Net contribution (charge) to earnings
2023	$488	$211	$709	$(191)	$1,217
2022	$528	$218	$2,536	$(431)	$2,851
2021	$464	$210	$3,211	$(256)	$3,629

Management evaluates segment performance based on the net contribution (charge) to earnings of the respective segments. An analysis and reconciliation of our business segment information to the consolidated financial statements are included below:

Reconciliation of Net Contribution to Earnings to Net Earnings

DOLLAR AMOUNTS IN MILLIONS
	2023	2022	2021
Net contribution to earnings	$1,217	$2,851	$3,629
Interest expense, net of capitalized interest	(280)	(270)	(313)
Loss on debt extinguishment (Note 11)	—	(276)	—
Income before income taxes	937	2,305	3,316
Income taxes	(98)	(425)	(709)
Net earnings	$839	$1,880	$2,607

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 72

Additional Financial Information

DOLLAR AMOUNTS IN MILLIONS
		REAL ESTATE	WOOD	UNALLOCATED
	TIMBERLANDS	& ENR	PRODUCTS	ITEMS	CONSOLIDATED
Depreciation, depletion and amortization
2023	$267	$16	$210	$7	$500
2022	$256	$17	$201	$6	$480
2021	$261	$15	$196	$5	$477
Capital expenditures
2023	$111	$—	$323	$13	$447
2022	$113	$—	$347	$8	$468
2021	$114	$—	$320	$7	$441

Total Assets

DOLLAR AMOUNTS IN MILLIONS
	TIMBERLANDS AND	WOOD	UNALLOCATED
	REAL ESTATE & ENR	PRODUCTS	ITEMS	CONSOLIDATED
Total assets(1)
2023	$12,596	$3,073	$1,314	$16,983
2022	$12,682	$2,933	$1,725	$17,340

(1)
Assets attributable to the Real Estate & ENR segment are combined with total assets for the Timberlands segment as we do not produce separate balance sheets internally.

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

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 73

CONTRACT BALANCES

In general, customers are billed and a receivable is recorded as we ship and/or deliver wood products and logs. We generally receive payment shortly after products have been received by our customers. Contract asset and liability balances are immaterial.

For real estate sales, the company receives the entire consideration in cash at closing.

MAJOR PRODUCTS

A Reconciliation of Revenue Recognized by our Major Products:

DOLLAR AMOUNTS IN MILLIONS
	2023	2022	2021
Net sales to unaffiliated customers:
Timberlands segment
Delivered logs:
West
Domestic sales	$377	$414	$308
Export grade sales	417	590	561
Subtotal West	794	1,004	869
South	643	645	589
North	48	56	52
Subtotal delivered logs sales	1,485	1,705	1,510
Stumpage and pay-as-cut timber	56	46	31
Recreational and other lease revenue	74	68	65
Other(1)	39	39	30
Net sales attributable to Timberlands segment	1,654	1,858	1,636
Real Estate & ENR segment
Real estate	237	235	246
Energy and natural resources	126	133	98
Net sales attributable to Real Estate & ENR segment	363	368	344
Wood Products segment
Structural lumber	2,123	3,374	3,721
Oriented strand board	944	1,578	1,840
Engineered solid section	783	862	679
Engineered I-joists	447	573	447
Softwood plywood	166	193	210
Medium density fiberboard	155	192	186
Complementary building products	704	840	790
Other(2)	335	346	348
Net sales attributable to Wood Products segment	5,657	7,958	8,221
Total	$7,674	$10,184	$10,201

(1)
Other Timberlands sales includes sales of seeds and seedlings from our nursery operations as well as wood chips.
(2)
Other Wood Products sales include wood chips, other byproducts and third-party residual log sales from our Canadian Forestlands operations.

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 74

NOTE 4: TIMBERLAND ACQUISITIONS AND DIVESTITURES

SOUTHERN TIMBERLANDS ACQUISITION AND DIVESTITURE

On December 20, 2023, we completed the sale of 63 thousand acres of South Carolina timberlands for $166 million in cash proceeds, which is net of purchase price adjustments and closing costs. This transaction was structured as a like-kind exchange along with the acquisition discussed below. As a result of the sale, we recorded an $84 million gain in the Timberlands segment in our Consolidated Statement of Operations. This sale was not considered a strategic shift that had, or will have, a major effect on our operations or financial results and therefore did not meet the requirements for presentation as discontinued operations.

On December 20, 2023, we completed the purchase of 61 thousand acres of timberlands across the Carolinas and Mississippi for $159 million, which is net of purchase price adjustments. As a result of the purchase, we recorded $157 million of timberland assets in “Timber and timberlands at cost, less depletion” and $2 million of related assets in “Property and equipment, net” on our Consolidated Balance Sheet.

MISSISSIPPI ACQUISITION

On July 19, 2023, we completed the purchase of 22 thousand acres of Mississippi timberlands for approximately $60 million. We recorded $59 million of timberland assets in "Timber and timberlands at cost, less depletion" and $1 million of related assets in "Property and equipment, net" on our Consolidated Balance Sheet.

CAROLINAS ACQUISITION

On May 18, 2022, we completed the purchase of 81 thousand acres of North and South Carolina timberlands for approximately $265 million. We recorded $263 million of timberland assets in “Timber and timberlands at cost, less depletion” and $2 million of related assets in “Property and equipment, net” on our Consolidated Balance Sheet.

WASHINGTON DIVESTITURE

On July 7, 2021, we completed the sale of 145 thousand acres of timberlands in the North Cascades region of Washington for $261 million in cash proceeds, which is net of purchase price adjustments and closing costs. This transaction was structured as a like-kind exchange along with the Alabama acquisition discussed below. As a result of the sale, a gain of $32 million was recorded in the Timberlands segment in our Consolidated Statement of Operations. This divestiture was not considered a strategic shift that had, or will have, a major effect on our operations or financial results and therefore did not meet the requirements for presentation as discontinued operations.

ALABAMA ACQUISITION

On April 27, 2021, we completed the purchase of 69 thousand acres of southwest Alabama timberlands for approximately $149 million. We recorded $148 million of timberland assets in “Timber and timberlands at cost, less depletion” and $1 million of related assets in “Property and equipment, net” on our Consolidated Balance Sheet. As discussed above, this transaction was structured as a like-kind exchange.

NOTE 5: NET EARNINGS PER SHARE

Our basic and diluted earnings per share for the last three years were:

•	$1.15 in 2023,
•	$2.53 in 2022 and
•	$3.48 and $3.47, respectively, in 2021.

HOW WE CALCULATE BASIC AND DILUTED NET EARNINGS PER SHARE

Basic earnings per share is net earnings available to common shareholders divided by the weighted average number of our outstanding common shares, including stock equivalent units where there is no circumstance under which those shares would not be issued.

Diluted earnings per share is net earnings available to common shareholders divided by the sum of the:

•	weighted average number of our outstanding common shares and
•	the effect of our outstanding dilutive potential common shares.

Dilutive potential common shares may include:

•	outstanding stock options,
•	restricted stock units and
•	performance share units.

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 75

Calculation of Weighted Average Number of Outstanding Common Shares – Dilutive

SHARES IN THOUSANDS
	2023	2022	2021
Weighted average number of outstanding shares — basic	731,654	741,904	749,496
Dilutive potential common shares:
Stock options	132	253	336
Restricted stock units	201	423	764
Performance share units	235	373	387
Total effect of outstanding dilutive potential common shares	568	1,049	1,487
Weighted average number of outstanding common shares — dilutive	732,222	742,953	750,983

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

Potential Shares Not Included in the Computation of Diluted Earnings per Share

SHARES IN THOUSANDS
	2023	2022	2021
Stock options	609	610	—
Performance share units	706	623	729

NOTE 6: INVENTORIES

Inventories include raw materials, work-in-process and finished goods as well as materials and supplies, as shown below:

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2023	DECEMBER 31, 2022
LIFO inventories:
Logs	$29	$32
Lumber, plywood, oriented strand board and fiberboard	77	61
Other products	12	9
Moving average cost or FIFO inventories:
Logs	49	56
Lumber, plywood, oriented strand board, fiberboard and engineered wood products	115	122
Other products	134	140
Materials and supplies	150	130
Total	$566	$550

If we used FIFO for all LIFO inventories, our stated inventories would have been higher by $115 million as of December 31, 2023 and $129 million as of December 31, 2022.

HOW WE ACCOUNT FOR OUR INVENTORIES

The “Inventories” section of Note 1: Summary of Significant Accounting Policies provides details about how we account for our inventories.

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 76

NOTE 7: PROPERTY AND EQUIPMENT, NET

Property and equipment includes land, buildings and improvements, machinery and equipment, roads and other items.

Carrying Value of Property and Equipment and Estimated Service Lives

DOLLAR AMOUNTS IN MILLIONS
		DECEMBER 31,	DECEMBER 31,
	RANGE OF LIVES	2023	2022
Property and equipment, at cost:
Land	N/A	$83	$83
Buildings and improvements	15-40	1,222	1,166
Machinery and equipment	5-25	4,005	3,791
Roads	10-35	760	743
Other	3-10	100	98
Total cost		6,170	5,881
Accumulated depreciation and amortization		(3,901)	(3,710)
Property and equipment, net		$2,269	$2,171

SERVICE LIVES AND DEPRECIATION

In general, additions are classified into components, each with its own estimated useful life as determined at the time of purchase.

Depreciation and amortization expense for property and equipment was:

•	$261 million in 2023,
•	$249 million in 2022 and
•	$241 million in 2021.

NOTE 8: PENSION AND OTHER POST-EMPLOYMENT BENEFIT PLANS

This note provides details about defined benefit and defined contribution plans we sponsor for our employees. The "Pension and Other Post-Employment Benefit Plans" section of Note 1: Summary of Significant Accounting Policies provides information about how we account for pension and other post-employment plans and benefits.

PLANS WE SPONSOR

OVERVIEW OF PLANS

The defined benefit pension plans we sponsor in the U.S. and Canada differ according to each country’s requirements. In the U.S., we have plans that qualify under the Internal Revenue Code (qualified plans), as well as plans for select employees that provide additional benefits not qualified under the Internal Revenue Code (nonqualified plans). In Canada, we have plans that are registered under the Income Tax Act and applicable provincial pension acts (registered plans), as well as nonregistered plans for select employees that provide additional benefits that may not be registered under the Income Tax Act or provincial pension acts (nonregistered plans). We also sponsor other post-employment benefit (OPEB) plans in the U.S. and Canada, including retiree medical and life insurance plans. Our defined benefit pension plans were closed to newly hired and rehired salaried and non-union employees effective January 1, 2014, and were closed to union employees at various dates over the course of 2014 to 2019.

We sponsor various defined contribution plans for our U.S. and Canadian salaried and hourly employees. Our contributions to these plans were $35 million, $31 million and $27 million in 2023, 2022 and 2021, respectively.

Actions to Reduce Pension Plan Obligations

As part of our continued efforts to reduce pension plan obligations, we transferred approximately $420 million of Canadian registered assets and liabilities to insurance companies through the purchase of a group annuity contract in December 2022 (2022 Retiree Annuity Purchase). In connection with this transaction, we recorded a noncash pretax settlement charge of $205 million during 2022. This settlement charge accelerated the recognition of previously unrecognized losses in "Accumulated Other Comprehensive Loss," that would have been recognized in subsequent periods. Given the timing of the 2022 Retiree Annuity Purchase, the plan remeasurement triggered as a result of the transaction was conducted as part of our annual valuation process.

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 77

FUNDED STATUS OF PLANS

The funded status of the plans we sponsor is determined by comparing the projected benefit obligation with the fair value of plan assets at the end of the year. The following table demonstrates how our plans' funded status is reflected on our Consolidated Balance Sheet.

DOLLAR AMOUNTS IN MILLIONS
	PENSION		OPEB
	2023	2022	2023	2022
Projected benefit obligation at beginning of year	$2,278	$3,708	$95	$131
Service cost	23	36	—	—
Interest cost	118	106	5	3
Actuarial losses (gains)(1)	63	(933)	(2)	(26)
Plan participants’ contributions	—	—	2	2
Benefits paid, including lump sum and annuity transfers	(146)	(598)	(12)	(13)
Foreign currency translation and other	11	(41)	1	(2)
Projected benefit obligation at end of year	$2,347	$2,278	$89	$95
Fair value of plan assets at beginning of year (estimated)	$2,053	$3,418	$8	$13
Actual return on plan assets(2)	71	(740)	—	—
Employer contributions and benefit payments	14	17	6	7
Plan participants’ contributions	—	—	2	2
Benefits paid, including lump sum and annuity transfers	(146)	(598)	(12)	(13)
Other, including foreign currency translation	8	(44)	1	(1)
Fair value of plan assets at end of year (estimated)	$2,000	$2,053	$5	$8
Presentation on our Consolidated Balance Sheet:(3)
Noncurrent assets	$49	$53	$—	$—
Current liabilities	(11)	(14)	(8)	(7)
Noncurrent liabilities	(385)	(264)	(76)	(80)
Funded status(4)	$(347)	$(225)	$(84)	$(87)
Accumulated benefit obligation at end of year	$2,289	$2,218	N/A	N/A
Actuarial Assumptions Used in Estimating Our Pension and OPEB Benefit Obligations:
Discount rate(5)	4.70 - 5.20%	5.30 - 5.40%	4.60 - 5.10%	5.30 - 5.40%
Rate of compensation increase(6)	1.00 - 13.00%	1.00 - 13.00%	N/A	N/A
Lump sum or installment distributions election(7)	70.00%	70.00%	N/A	N/A
Healthcare cost trend rate:
Assumed for next year(8)	N/A	N/A	5.13 - 7.25%	4.50 - 5.70%
Ultimate(8)	N/A	N/A	4.00 - 4.50%	4.00 - 4.50%
Year when rate will reach ultimate(8)	N/A	N/A	2035 - 2040	2037 - 2040

(1)
Actuarial losses (gains) are primarily due to year-over-year changes in discount rates.
(2)
Includes adjustments for final fair value of plan assets.
(3)
Assets and liabilities on our Consolidated Balance Sheet are different from the cumulative income or expense that we have recorded associated with the plans. The differences are actuarial gains and losses and prior service costs and credits that are deferred and amortized into periodic benefit costs in future periods. Unamortized amounts are recorded in "Accumulated Other Comprehensive Loss", which is a component of total equity on our Consolidated Balance Sheet. The "Accumulated Other Comprehensive Loss" section of Note 14: Shareholders' Interest details changes in these amounts by component.
(4)
For pension plans with a projected benefit obligation exceeding plan assets, the projected benefit obligation and fair value of plan assets were $2.1 billion and $1.7 billion at December 31, 2023, respectively, and $2.1 billion and $1.8 billion at December 31, 2022, respectively. For pension plans with an accumulated benefit obligation exceeding plan assets, the accumulated benefit obligation and fair value of plan assets were $2.1 billion and $1.7 billion at December 31, 2023, respectively, and $2.0 billion and $1.8 billion at December 31, 2022, respectively.

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 78

(5)
For the U.S. defined benefit plans, the discount rate assumption was 5.2% and 5.4% for 2023 and 2022, respectively. For the Canadian defined benefit plans, the discount rate assumption was 4.7% and 5.3% for 2023 and 2022, respectively. For U.S. OPEB plans, the discount rate assumption was 5.1% and 5.4% for 2023 and 2022, respectively. For Canadian OPEB plans, the discount rate assumption was 4.6% and 5.3% for 2023 and 2022, respectively. For lump sum distributions (for U.S. qualified salaried and nonqualified plans only), the interest and mortality assumptions are the same as those mandated by the Pension Protection Act of 2006 for benefits commencing in the current year.
(6)
For the U.S. defined benefit plans, the rate of compensation increase assumption for both 2023 and 2022 was between 2.00% - 13.00% for salaried participants and was decreasing with participant age. For the Canadian defined benefit plans, the rate of compensation increase assumption was 1.00% - 2.75% and 2.00% - 2.75% for salaried and hourly participants, respectively, for both 2023 and 2022.
(7)
U.S. qualified salaried and nonqualified plans only.
(8)
For U.S. OPEB plans, the healthcare cost trend rate assumption for the next year for Pre-Medicare was 7.25% and 5.70% for 2023 and 2022, respectively. The ultimate healthcare cost trend rate was 4.50% for both 2023 and 2022 and the assumption for the year the ultimate healthcare cost trend rate is reached was 2035 and 2037 in 2023 and 2022, respectively. For Canadian OPEB plans, the healthcare cost trend rate was 5.13% for 2023 and 5.20% for 2022. The ultimate healthcare cost trend rate was 4.00% and the assumption for the year the ultimate healthcare cost trend rate is reached was 2040 for both 2023 and 2022.

PENSION ASSETS

Our Investment Policies and Strategies

Our investment policies, strategies and advisory agreements guide and direct how the funds are managed for the benefit plans we sponsor. These funds include our:

•	U.S. Pension Trust — funds our U.S. qualified pension plans;
•	Canadian Pension Trust — funds our Canadian registered pension plans and
•	Retirement Compensation Arrangements — fund a portion of our Canadian nonregistered pension plans.

U.S. and Canadian Pension Trusts

In 2018, we began to shift pension plan assets to an allocation that more closely aligns with our pension plan liability profile. Our former investment strategy included investments primarily in hedge funds and private equity funds. These asset classes are now in redemption and run-off mode. However, given the long-term nature of these investments, they will continue to comprise a portion of the plan assets for several years. We expect all investments in redemption to be redeemed at amounts materially consistent with their net asset values (NAV). As these investments are redeemed or liquidated, cash proceeds available for investment will be invested in accordance with our current investment strategy.

Our investment strategy targets a percentage allocation to growth assets and a percentage allocation to liability hedging assets based on each plan’s funded status. We expect to increase the allocation to liability hedging assets over time as the funded status of the pension plans improves. Growth assets may include investments in global equities, hedge funds (which are in redemption), private equity assets (which are in run-off mode), fixed income and real estate. Liability hedging assets may include corporate credit and government issued fixed income securities as well as treasury futures selected to align with the plan liabilities.

Assets within our U.S. and Canadian pension trusts were invested as follows:

	DECEMBER 31, 2023	DECEMBER 31, 2022
Cash and short-term investments(1)	4.1%	3.6%
Public equity investments(2)	0.9	0.9
Fixed income investments:(3)
Corporate	45.6	42.7
Government	16.9	15.5
Repurchase agreements	(1.3)	(0.6)
Hedge funds and related investments(4)(5)	3.4	4.2
Private equity and related investments(5)(6)	30.5	34.5
Derivative instruments, net(7)	0.1	—
Accrued liabilities	(0.2)	(0.8)
Total	100.0%	100.0%

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

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 79

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
(7)
Derivative instruments have historically been comprised of swaps, futures, forwards or options. At December 31, 2023, only a small amount of risk-mitigating futures remain in the portfolio. Derivative instruments are valued based upon valuation statements received from each derivative’s counterparty.

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

Managing Risk

Investments and contracts are subject to risks including market price, interest rate, credit, currency and liquidity risks. We mitigate these risks to our pension plan asset portfolios through advisory agreements, investment in diversified portfolios, inclusion of fixed income investments that align with plan liabilities and investment in assets designed to address both currency and liquidity considerations. In addition, we and our investment advisers perform regular monitoring with ongoing qualitative assessments, quantitative assessments and investment and operational due diligence.

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

Investments for which fair value is measured using the NAV per share as a practical expedient are not categorized within the fair value hierarchy.

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 80

The net pension plan assets, when categorized in accordance with this fair value hierarchy, are as follows.

DOLLAR AMOUNTS IN MILLIONS	2023				2022
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Pension trust investments:
Cash and short-term investments	$82	$—	$—	$82	$73	$—	$—	$73
Public equity investments	17	—	—	17	18	—	—	18
Fixed income investments:
Corporate	—	907	—	907	—	874	—	874
Government	—	337	—	337	—	316	—	316
Repurchase agreements	—	(25)	—	(25)	—	(12)	—	(12)
Hedge funds and related investments(1)	—	—	21	21	—	—	16	16
Private equity and related investments(1)	—	—	26	26	—	—	34	34
Derivative instruments(2)	—	1	—	1	—	—	—	—
Total pension trust investments measured at fair value(1)	$99	$1,220	$47	$1,366	$91	$1,178	$50	$1,319
Canadian nonregistered plan assets:
Cash and short-term investments	5	—	—	5	5	—	—	5
Public equity investments	4	—	—	4	3	—	—	3
Total Canadian nonregistered plan assets measured at fair value	$9	$—	$—	$9	$8	$—	$—	$8
Total plan assets measured at fair value(1)				$1,375				$1,327

(1)
December 31, 2023 and 2022 exclude $628 million and $740 million, respectively, of hedge fund and private equity investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient, which are not required to be classified in the fair value hierarchy. Additionally, December 31, 2023 and 2022 exclude $3 million and $14 million of accrued liabilities, respectively.
(2)
Derivative instruments include futures contracts. The fair value and aggregate notional value of these contracts were $1 million and $393 million at December 31, 2023, respectively, and less than $1 million and $418 million at December 31, 2022, respectively.

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 81

ACTIVITY OF PLANS

Net Periodic Benefit Cost

Our net periodic benefit cost and the assumptions used to estimate it are shown in the following table.

DOLLAR AMOUNTS IN MILLIONS
	PENSION			OPEB
	2023	2022	2021	2023	2022	2021
Net periodic benefit cost:
Service cost	$23	$36	$42	$—	$—	$—
Interest cost	118	106	98	5	3	3
Expected return on plan assets	(119)	(160)	(204)	—	—	—
Amortization of actuarial loss	40	93	115	1	5	5
Amortization of prior service cost (credit)	1	3	3	(1)	(1)	(1)
Settlement charges	—	205	—	—	—	—
Net periodic benefit cost	$63	$283	$54	$5	$7	$7
Actuarial Assumptions Used in Estimating Our Pension and OPEB Net Periodic Benefit Cost:
Discount rate(1)	5.30 - 5.40%	2.90 - 3.10%	2.50%	5.30 - 5.40%	2.60 - 3.00%	2.10 - 2.40%
Expected return on assets(2)	6.50%	5.00%	6.00%	N/A	N/A	N/A
Rate of compensation increase(3)	1.00 - 13.00%	2.00 - 13.00%	2.00 - 13.00%	N/A	N/A	N/A
Lump sum or installment distributions election(4)	70.00%	60.00%	60.00%	N/A	N/A	N/A
Weighted healthcare cost trend rate(5)	N/A	N/A	N/A	4.50 - 5.70%	4.50 - 6.20%	4.50 - 6.80%

(1)
For the U.S. defined benefit plans, the discount rate assumption was 5.40%, 2.90% and 2.50% for 2023, 2022 and 2021, respectively. For the Canadian defined benefit plans, the discount rate assumption was 5.30%, 3.10% and 2.50% for 2023, 2022 and 2021, respectively. For U.S. OPEB plans, the discount rate assumption was 5.40%, 2.60% and 2.10%, for 2023, 2022 and 2021, respectively. For Canadian OPEB plans, the discount rate assumption was 5.30%, 3.00% and 2.40% for 2023, 2022 and 2021, respectively. For lump sum distributions (for U.S. qualified salaried and nonqualified plans only), the interest and mortality assumptions are the same as those mandated by the Pension Protection Act of 2006 for benefits commencing in the current year.
(2)
Determining our expected return requires a high degree of judgment. We consider actual pension fund asset performance over multiple years, and current and expected valuation levels in the global equity and credit markets. Historical fund returns are used as a base and we place added weight on more recent pension plan asset performance.
(3)
For the U.S. defined benefit plans, the rate of compensation increase assumption for 2023, 2022 and 2021 was between 2.00% - 13.00% for salaried participants and was decreasing with participant age. For the Canadian defined benefit plans, the rate of compensation increase assumption for salaried participants was 1.00% - 2.75% for 2023 and 3.25% for 2022 and 2021. The rate of compensation increase assumption for hourly participants was 2.00% - 2.75% for 2023 and 3.00% for 2022 and 2021.
(4)
U.S. qualified salaried and nonqualified plans only.
(5)
For OPEB plans during 2023, the assumed weighted healthcare cost trend rate was 5.70%, 4.50% and 5.20% for U.S. Pre-Medicare participants, U.S. HRA participants and Canadian OPEB plans, respectively.

Pension Plan Contributions and Benefit Payments

Established funding standards govern the funding requirements for our qualified and registered pension plans. We fund the benefit payments of our nonqualified and nonregistered plans as benefit payments come due.

During 2023, we made contributions and/or benefit payments of $12 million for our U.S. nonqualified pension plans, $1 million for our Canadian nonregistered pension plans and $1 million for our Canadian registered plans.

During 2024, based on estimated year-end asset values and projections of plan liabilities, we expect to make contributions and/or benefit payments of approximately:

•	$10 million for our U.S. nonqualified pension plans,
•	$2 million for the Canadian non-registered plans and
•	$1 million for our Canadian registered plan (required contribution).

We do not anticipate contributions being required for our U.S. qualified pension plan for 2024.

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 82

OPEB Benefit Payments

During 2023, we contributed $5 million and $1 million to our U.S. and Canadian OPEB plans, respectively. In 2024, we expect to make contributions of $7 million in total for our U.S. and Canadian OPEB plans, including $4 million expected to be required to cover benefit payments under collectively bargained contractual obligations.

Estimated Projected Benefit Payments for the Next 10 Years

DOLLAR AMOUNTS IN MILLIONS
	PENSION	OPEB
2024	$149	$11
2025	$150	$10
2026	$154	$9
2027	$155	$9
2028	$157	$8
2029-2033	$806	$33

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
NOTE 9: ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2023	DECEMBER 31, 2022
Compensation and employee benefit costs	$173	$201
Current portion of lease liabilities (Note 16)	19	22
Customer rebates, volume discounts and deferred income	124	132
Interest	63	69
Taxes payable	31	23
Other	91	64
Total	$501	$511

NOTE 10: LINE OF CREDIT

OUR LINE OF CREDIT

In March 2023, we entered into a new $1.5 billion five-year senior unsecured revolving credit facility, which expires in March 2028 and replaced the existing facility which was set to expire in January 2025. Borrowings will bear interest at a floating rate based on either the adjusted term Secured Overnight Financing Rate (SOFR) plus a spread or a mutually agreed upon base rate plus a spread. As of December 31, 2023 and 2022, we had no outstanding borrowings on the revolving credit facility and had our full $1.5 billion available. We were in compliance with the revolving credit facility covenants as of December 31, 2023 and December 31, 2022.

LETTERS OF CREDIT AND SURETY BONDS

The amounts of letters of credit and surety bonds we have entered into as of the end of the last two years are included in the following table:

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2023	DECEMBER 31, 2022
Letters of credit	$34	$34
Surety bonds	$129	$121

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 83

Our compensating balance requirement for our letters of credit was $3 million as of December 31, 2023 and $4 million as of December 31, 2022.

NOTE 11: LONG-TERM DEBT, NET

This note provides details about:

•	debt issued and extinguished and
•	long-term debt and related maturities.

Our long-term debt includes notes, debentures and other borrowings.

DEBT ISSUED AND EXTINGUISHED

Over the course of 2023, we refinanced approximately $1 billion of debt.

In December 2023, we entered into a $250 million senior unsecured term loan that will mature in December 2028. Net proceeds after fees were $249 million. Borrowings will bear interest at a floating rate based on either the adjusted term SOFR plus a spread or a mutually agreed upon base rate plus a spread. The facility also provides flexibility to enter into a mutually agreed fixed rate.

In December 2023, we repaid our $860 million 5.207 percent private note at maturity, funded by cash on hand, including the proceeds from our short-term investments which matured in fourth quarter 2023.

In July 2023, we repaid $118 million of our 7.125 percent notes at maturity.

In May 2023, we completed an offering of debt securities by issuing $750 million of 4.750 percent notes due in May 2026. The net proceeds after deducting the discount, underwriting fees and issuance costs were $743 million.

In March 2022, we completed a series of transactions that lowered our weighted average interest rate and extended our weighted average maturity by issuing $900 million in notes and using the net proceeds plus cash on hand to close cash tender offers for $931 million of principal in higher interest rate notes. We issued $450 million of 3.375 percent notes due in March 2033 and $450 million of 4.00 percent notes due in March 2052. The net proceeds after deducting the discount, underwriting fees and issuance costs were $444 million and $437 million, respectively. The net proceeds were used to retire $592 million of our 7.375 percent notes due in March 2032, $161 million of our 8.50 percent notes due in January 2025, $73 million of our 7.125 percent notes due in July 2023, $65 million of our 7.95 percent notes due in March 2025 and $40 million of our 7.85 percent notes due in July 2026. We paid holders an aggregate $1.2 billion in cash reflecting principal, premium to par and tender premium. A net pretax charge of $276 million ($207 million after-tax) was included in our Consolidated Statement of Operations in first quarter 2022 for premiums to retire $931 million of principal plus unamortized debt issuance costs and unamortized debt discounts in connection with the early debt retirement.

In October 2021, we repaid our $150 million 9.00 percent notes at maturity.

In May 2021, we repaid our $225 million variable-rate term loan that was scheduled to mature in July 2026.

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 84

LONG-TERM DEBT AND RELATED MATURITIES

The following table lists our long-term debt by types and interest rates at the end of our last two years and includes the current portion.

Long-Term Debt by Types and Interest Rates (Includes Current Portion)

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2023	DECEMBER 31, 2022
7.125% debentures due 2023	$—	$118
5.207% installment note due 2023	—	860
8.50% debentures due 2025	139	139
7.95% debentures due 2025	71	71
7.70% debentures due 2026	150	150
7.35% debentures due 2026	62	62
7.85% debentures due 2026	60	60
4.75% notes due 2026	750	—
6.95% debentures due 2027	300	300
Variable-rate term loan matures 2028	250	—
4.00% notes due 2029	750	750
4.00% notes due 2030	750	750
7.375% debentures due 2032	657	657
6.875% debentures due 2033	275	275
3.375% debentures due 2033	450	450
4.00% debentures due 2052	450	450
Other	1	1
Total principal long-term debt	5,115	5,093
Add: business combination fair value adjustment	—	4
Less: unamortized discounts	(37)	(37)
Less: unamortized debt expense	(9)	(7)
Total	$5,069	$5,053
Principal due within one year	$—	$978

Amounts of Long-Term Debt Due Annually for the Next Five Years and Thereafter

DOLLAR AMOUNTS IN MILLIONS (1)
2024	$—
2025	$210
2026	$1,022
2027	$300
2028	$250
Thereafter	$3,333

(1)
Excludes $46 million of unamortized discounts and capitalized debt expense.

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 85

NOTE 12: FAIR VALUE OF FINANCIAL INSTRUMENTS

FAIR VALUE OF DEBT

The estimated carrying value and fair value of our long-term debt consisted of the following:

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2023		DECEMBER 31, 2022
	CARRYING VALUE	FAIR VALUE (LEVEL 2)	CARRYING VALUE	FAIR VALUE (LEVEL 2)
Long-term debt (including current maturities) and line of credit:
Fixed rate	$4,820	$4,853	$5,053	$4,918
Variable rate	249	250	—	—
Total Debt	$5,069	$5,103	$5,053	$4,918

To estimate the fair value of fixed rate long-term debt, we used the market approach, which is based on quoted market prices we received for the same types and issues of our debt. We believe that our variable-rate long term debt and line of credit instruments have net carrying values that approximate their fair value with only insignificant differences. The inputs to the valuations of our long-term debt are based on market data obtained from independent sources or information derived principally from observable market data. The difference between the fair value and the carrying value represents the theoretical net premium or discount we would pay or receive to retire all debt at the measurement date.

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

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 86

In 2022, the Sixth Circuit Court of Appeals reversed the District Court opinion, finding that Georgia-Pacific’s claims for cost contributions were time barred by the statute of limitations. Georgia-Pacific filed a petition for writ of certiorari with the U.S. Supreme Court, which was denied during fourth quarter 2023 and redirected to the district court for further proceedings. As a result, Georgia-Pacific relinquished further appeals and the company was found not responsible for prior costs incurred by Georgia-Pacific.

We have established accruals for estimated remediation costs on the active Superfund sites and other sites for which we are a potentially responsible party. These accruals are recorded in "Accrued liabilities" and "Other liabilities" on our Consolidated Balance Sheet.

Changes in the Accrual for Environmental Remediation

DOLLAR AMOUNTS IN MILLIONS
Accrual balance as of December 31, 2022	$64
Charges and adjustments, net	17
Payments	(6)
Accrual balance as of December 31, 2023	$75

We change our accrual to reflect:

•	new information on any site concerning implementation of remediation alternatives,
•	updates on prior cost estimates and new sites and
•	costs incurred to remediate sites.

Estimates. We believe it is reasonably possible, based on currently available information and analysis, that remediation costs for all identified sites may exceed our existing accruals by up to $213 million. This estimate, in which those additional costs may be incurred over several years, is the upper end of the range of reasonably possible additional costs. The estimate:

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

Asset Retirement Obligations

We have obligations associated with the retirement of tangible long-lived assets consisting primarily of reforestation obligations related to forest management licenses in Canada and obligations to close and cap landfills. Some of our sites have asbestos containing materials. We have met our current legal obligation to identify and manage these materials. In situations where we cannot reasonably determine when asbestos containing materials might be removed from the sites, we have not recorded an accrual because the fair value of the obligation cannot be reasonably estimated. As of December 31, 2023, and December 31, 2022, we had an asset retirement obligation of $36 million and $32 million, respectively. These obligations are recorded in "Accrued liabilities" and "Other liabilities" on our Consolidated Balance Sheet.

COMMITMENTS AND OTHER CONTINGENCIES

Product Remediation Contingency

Refer to Note 17: Product Remediation Recoveries for further information.

NOTE 14: SHAREHOLDERS’ INTEREST

This note provides details about:

•	preferred and preference shares,
•	common shares,
•	share repurchase programs and
•	accumulated other comprehensive loss.

PREFERRED AND PREFERENCE SHARES

We had no preferred shares or preference shares outstanding as of December 31, 2023 or December 31, 2022. We have authorization to issue 7 million preferred shares with a par value of $1.00 per share and 40 million preference shares with a par value of $1.00 per share.

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 87

COMMON SHARES

The number of common shares we have outstanding changes when:

•	new shares are issued,
•	stock options are exercised,
•	restricted stock units or performance share units vest,
•	stock equivalent units are settled in common shares,
•	shares are tendered,
•	shares are repurchased or
•	shares are canceled.

Reconciliation of Our Common Share Activity

SHARES IN THOUSANDS
	2023	2022	2021
Outstanding at beginning of year	732,794	747,301	747,385
Stock options exercised	233	509	1,849
Issued for vested restricted stock units	609	676	635
Issued for vested performance share units	172	291	162
Repurchased	(4,055)	(15,983)	(2,730)
Outstanding at end of year	729,753	732,794	747,301

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

We repurchased 4,054,952 common shares for approximately $125 million (including transaction fees) under the 2021 Repurchase Program during 2023. As of December 31, 2023, we had remaining authorization of $252 million for future share repurchases.

During 2022, we repurchased 15,983,097 common shares for approximately $550 million (including transaction fees) under the 2021 Repurchase Program.

During 2021, we repurchased 780,228 common shares for approximately $26 million (including transaction fees) under the 2019 Repurchase Program and 1,949,496 common shares for approximately $74 million (including transaction fees) under the 2021 Repurchase Program.

All common stock repurchases under the 2019 Repurchase Program and 2021 Repurchase Program were made in open-market transactions. We record share repurchases upon trade date as opposed to the settlement date when cash is disbursed. We record a liability for repurchases that have not yet been settled as of period end. There were 13,866 unsettled shares (approximately $1 million) as of December 31, 2023. There were 223,548 unsettled shares (approximately $7 million) as of December 31, 2022. There were no unsettled shares as of December 31, 2021.

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 88

ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in amounts included in our accumulated other comprehensive loss by component are:

DOLLAR AMOUNTS IN MILLIONS
	2023	2022	2021
Pension(1)
Balance at beginning of period	$(458)	$(720)	$(1,064)
Other comprehensive (loss) income before reclassifications	(89)	38	254
Amounts reclassified from accumulated other comprehensive loss to earnings(2)(3)	32	224	90
Total other comprehensive (loss) income	(57)	262	344
Balance at end of period	(515)	(458)	(720)
Other post-employment benefits(1)
Balance at beginning of period	20	(2)	(12)
Other comprehensive income before reclassifications	3	19	6
Amounts reclassified from accumulated other comprehensive loss to earnings(2)	1	3	4
Total other comprehensive income	4	22	10
Balance at end of period	24	20	(2)
Translation adjustments and other
Balance at beginning of period	191	243	254
Translation adjustments	7	(52)	(11)
Total other comprehensive income (loss)	7	(52)	(11)
Balance at end of period	198	191	243
Accumulated other comprehensive loss, end of period	$(293)	$(247)	$(479)

(1)	Amounts are presented net of tax.
(2)	Amounts of actuarial loss and prior service (cost) credit are components of net periodic benefit cost. See Note 8: Pension and Other Post-Employment Benefit Plans.
(3)

Amounts include settlement charges totaling $205 million related to our pension plans for the year ended December 31, 2022. There were no settlement charges related to our pension plans for the years ended December 31, 2023 and December 31, 2021. See Note 8: Pension and Other Post-Employment Benefit Plans for further detail.

NOTE 15: SHARE-BASED COMPENSATION

This note provides details about:

•	our Long-Term Incentive Compensation Plan (2022 Plan),
•	how we account for share-based awards,
•	tax benefits of share-based awards,
•	types of share-based compensation,
•	unrecognized share-based compensation and
•	deferred compensation stock equivalent units.

Share-based compensation expense was:

•	$36 million in 2023,
•	$33 million in 2022 and
•	$30 million in 2021.

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 89

OUR LONG-TERM INCENTIVE COMPENSATION PLAN

Our long-term incentive plan provides for share-based awards that include:

•	restricted stock,
•	restricted stock units (RSUs),
•	performance shares and
•	performance share units (PSUs).

We may issue future grants of up to 21 million shares under the 2022 Plan. We also have the right to reissue forfeited and expired grants. The Compensation Committee of our board of directors annually establishes an overall pool of stock awards available for grants based on performance.

For stock-settled awards, we issue new stock into the marketplace and generally do not repurchase shares in connection with issuance of new awards.

Our common shares would increase by approximately 25 million shares if all share-based awards were exercised or vested. These include:

•	all outstanding share-based awards at December 31, 2023 and
•	all remaining RSUs and PSUs that could be granted under the 2022 Plan.

HOW WE ACCOUNT FOR SHARE-BASED AWARDS

We recognize the cost of share-based awards using a fair-value-based measurement in our Consolidated Statement of Operations over the required service period — generally the period from the date of the grant to the date when it is fully vested. Special situations include:

•	Awards that vest upon retirement — the required service period ends on the date an employee is eligible for retirement, including early retirement.
•	Awards that continue to vest following job elimination or the sale of a business — the required service period ends on the date the employment from the company is terminated.

In these special situations, compensation expense from share-based awards is recognized over a period that is shorter than the stated vesting period. Forfeitures are recognized in compensation expense as they occur.

TAX BENEFITS OF SHARE-BASED AWARDS

Our total income tax benefit from share-based awards recognized in our Consolidated Statement of Operations for the last three years was:

•	$5 million in 2023,
•	$5 million in 2022 and
•	$4 million in 2021.

Tax benefits from share-based awards are accrued as stock compensation expense and realized when restricted shares, performance shares, RSUs and PSUs vest.

TYPES OF SHARE-BASED COMPENSATION

Our share-based compensation is in the form of RSUs and PSUs.

RESTRICTED STOCK UNITS

Through the 2022 Plan, we award RSUs — grants that entitle the holder to shares of our stock as the award vests.

The Details

Our RSUs granted in 2023, 2022 and 2021 generally:

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

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 90

We generally record share-based compensation expense for RSUs over the four-year vesting period. Generally, for RSUs that continue to vest following the termination of employment, we record the share-based compensation expense over a required service period that is less than the stated vesting period.

Activity

The following table shows our RSU activity for 2023:

	RESTRICTED	WEIGHTED AVERAGE
	STOCK UNITS	GRANT-DATE
	(IN THOUSANDS)	FAIR VALUE
Nonvested at December 31, 2022	1,573	$34.93
Granted	844	$33.81
Vested	(679)	$32.46
Forfeited	(37)	$35.67
Nonvested at December 31, 2023(1)	1,701	$35.34

(1)
As of December 31, 2023, there were approximately 136 thousand RSUs that had met the requisite service period and will be released as identified in the grant terms.

The weighted average grant-date fair value for RSUs was:

•	$33.81 in 2023,
•	$42.02 in 2022 and
•	$33.62 in 2021.

The total grant-date fair value of RSUs vested was:

•	$22 million in 2023,
•	$22 million in 2022 and
•	$25 million in 2021.

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

The Details

The final number of shares granted in 2023, 2022 and 2021 will vest between a range of 0 percent to 150 percent of each grant’s target, depending upon actual company total shareholder return (TSR) compared against the TSR of an industry peer group. TSR assumes full reinvestment of dividends.

The vesting provisions for PSUs granted in 2023, 2022 and 2021 were generally as follows:

•

awards granted in 2021 vest 100 percent on the third anniversary of the grant date, and awards granted in 2022 and in 2023 vest on March 1st following the end of the performance period, in each case as long as the individual remains employed by the company;

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

•	awards will be forfeited upon termination of employment in all other situations including early retirement prior to age 62 and
•	awards vest at a maximum of 100 percent of target value in the event of negative absolute company TSR.

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 91

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

Weighted Average Assumptions Used in Estimating the Value of PSUs

	2023 GRANTS	2022 GRANTS	2021 GRANTS
Performance period	2/09/2023 - 12/31/2025	2/10/2022 - 12/31/2024	2/11/2021 - 12/31/2023
Risk-free rate	4.21% - 4.66%	0.34% - 1.84%	0.02% - 0.20%
Volatility	29.26% - 40.19%	26.27% - 41.01%	32.87% - 52.82%
Weighted average grant-date fair value	$37.58	$49.77	$38.50

Activity

The following table shows our PSU activity for 2023:

	PERFORMANCE SHARE UNITS	WEIGHTED AVERAGE GRANT-DATE
	(IN THOUSANDS)	FAIR VALUE
Nonvested at December 31, 2022	962	$39.77
Granted at target	392	$37.58
Vested	(243)	$33.16
Forfeited	(4)	$39.86
Performance adjustment	(123)	$33.16
Nonvested at December 31, 2023(1)	984	$41.35

(1)
As of December 31, 2023, there were approximately 33 thousand PSUs that had met the requisite service period and will be released as identified in the grant terms.

The total grant-date fair value of PSUs vested was:

•	$8 million in 2023,
•	$12 million in 2022 and
•	$8 million in 2021.

Nonvested PSUs accrue dividends that are paid out when PSUs vest. Any PSUs forfeited will not receive dividends.

As PSUs vest, a portion of the shares awarded is withheld to cover participant taxes. As a result, the number of share units vested and the number of common shares issued will differ.

UNRECOGNIZED SHARE-BASED COMPENSATION

As of December 31, 2023, our unrecognized share-based compensation cost for all types of share-based awards included $53 million related to non-vested equity-classified share-based compensation arrangements. These are expected to be recognized over a weighted average period of approximately 2.1 years.

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

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 92

•	may choose to defer some or all of the remainder of their annual retainer fee into stock equivalent units and
•	do not receive a premium for their deferrals.

Employees and directors also choose when the deferrals will be paid out, although no deferrals may be paid until after the separation from service of the employee or director.

Our Accounting

We settle all deferred compensation accounts in cash for our employees. Our directors receive shares of common stock as payment for stock equivalent units, except that any directors who are subject to federal or provincial taxation in Canada have the choice to receive a cash amount equal to the fair market value of the company’s common stock on the date of payment. In addition, we credit all stock equivalent accounts with dividend equivalents. The number of common shares to be issued in the future to directors is 514 thousand as of December 31, 2023.

Stock equivalent units are liability-classified awards and remeasured to fair value at every reporting date.

The fair value of a stock equivalent unit is equal to the market price of our stock.

Activity

The number of stock equivalent units outstanding in our deferred compensation accounts was:

•	530 thousand as of December 31, 2023,
•	595 thousand as of December 31, 2022 and
•	712 thousand as of December 31, 2021.

NOTE 16: LEASES

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

Lease Expense

DOLLAR AMOUNTS IN MILLIONS
	2023	2022	2021
Operating lease costs	$22	$21	$20
Financing lease costs	5	7	9
Total lease costs	$27	$28	$29

Supplemental Cash Flow Information

DOLLAR AMOUNTS IN MILLIONS
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$22	$21	$19
Financing cash flows for financing leases(1)	$6	$8	$11
ROU assets obtained in exchange for new (modified) lease liabilities:
Operating leases	$14	$18	$9
Financing leases	$6	$3	$4

(1)
Interest expense related to financing leases was immaterial during 2023, 2022 and 2021.

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 93

Supplemental Balance Sheet Information Related to Leases

DOLLAR AMOUNTS IN MILLIONS
		DECEMBER 31, 2023	DECEMBER 31, 2022
LEASES	BALANCE SHEET CLASSIFICATION
Assets
Operating lease ROU assets	Other assets	$105	$102
Financing lease ROU assets	Property and equipment, net	11	9
Total leased assets		$116	$111
Liabilities
Current:
Operating lease liabilities	Accrued liabilities	$15	$17
Financing lease liabilities	Accrued liabilities	4	5
Noncurrent:
Operating lease liabilities	Other liabilities	96	91
Financing lease liabilities	Other liabilities	7	5
Total lease liabilities		$122	$118

Weighted Average Remaining Lease Term

	DECEMBER 31, 2023	DECEMBER 31, 2022
Operating leases	7 years	8 years
Financing leases	4 years	3 years

Weighted Average Discount Rate

	DECEMBER 31, 2023	DECEMBER 31, 2022
Operating leases	4.2%	3.9%
Financing leases	4.8%	2.9%

Maturities of Lease Liabilities as of December 31, 2023

DOLLAR AMOUNTS IN MILLIONS
	OPERATING LEASES	FINANCING LEASES
2024	$20	$4
2025	19	3
2026	19	2
2027	16	2
2028	14	1
Thereafter	41	—
Total lease payments	129	12
Less: interest	(18)	(1)
Total present value of lease liabilities	$111	$11

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 94

NOTE 17: PRODUCT REMEDIATION RECOVERIES

In July 2017, we announced we were implementing a solution to address concerns regarding our TJI® Joists coated with our former Flak Jacket® Protection product. This issue was isolated to Flak Jacket product manufactured after December 1, 2016 and did not affect any of our other products.

There were no insurance recoveries recorded during the years ended December 31, 2023 and 2022. During the year ended December 31, 2021, we recorded insurance recoveries of $37 million related to our remediation efforts. The recoveries are attributable to our Wood Products segment and are recorded within “Product remediation recoveries” in our Consolidated Statement of Operations.

NOTE 18: OTHER OPERATING COSTS, NET

Other operating costs, net:

•	includes both recurring and non-recurring income and expense items and
•	can fluctuate from year to year.

Income and Expense Items Included in Other Operating Costs, Net

DOLLAR AMOUNTS IN MILLIONS
	2023	2022	2021
Environmental remediation charges	$17	$4	$14
Foreign exchange gains, net(1)	(1)	(10)	(5)
Insurance recoveries	(14)	—	(13)
Litigation expense, net	23	14	7
Research and development expenses	7	6	5
Restructuring, impairments and other charges	—	11	—
Other, net	30	24	25
Total other operating costs, net	$62	$49	$33

(1)
Foreign exchange gains and losses result from changes in exchange rates primarily related to our U.S. dollar denominated cash and debt balances that are held by our Canadian subsidiary.

ENVIRONMENTAL REMEDIATION

During second quarter 2023, we recorded an $11 million noncash environmental remediation charge. This charge was attributable to our Unallocated segment and recorded within "Other operating costs, net" in our Consolidated Statement of Operations.

ASSET IMPAIRMENT

During fourth quarter 2022, we recorded a $10 million noncash impairment charge related to the planned divestiture of legacy coal assets. The loss was attributable to our Real Estate & ENR segment and was recorded within "Other operating costs, net” in our Consolidated Statement of Operations.

INSURANCE RECOVERIES

During fourth quarter 2023 and fourth quarter 2021, we received $14 million and $13 million in insurance recoveries, respectively, related to property damage and business interruption for certain of our mills in the southern U.S. as a result of severe winter storm damage in first quarter 2021. These recoveries are attributable to our Wood Products segment and are recorded within “Other operating costs, net” in our Consolidated Statement of Operations.

NOTE 19: INCOME TAXES

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

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 95

EARNINGS BEFORE INCOME TAXES

Domestic and Foreign Earnings Before Income Taxes

DOLLAR AMOUNTS IN MILLIONS
	2023	2022	2021
Domestic earnings	$737	$1,982	$2,499
Foreign earnings	200	323	817
Total earnings before income taxes	$937	$2,305	$3,316

PROVISION FOR INCOME TAXES

DOLLAR AMOUNTS IN MILLIONS
	2023	2022	2021
Current:
Federal	$37	$252	$378
State	8	45	74
Foreign	57	158	243
Total current	102	455	695
Deferred:
Federal	1	28	27
State	(3)	6	(2)
Foreign	(2)	(64)	(11)
Total deferred	(4)	(30)	14
Total income tax provision	$98	$425	$709

EFFECTIVE INCOME TAX RATE

DOLLAR AMOUNTS IN MILLIONS
	2023	2022	2021
U.S. federal statutory income tax	$197	$484	$696
State income taxes, net of federal tax benefit	3	41	57
REIT income not subject to federal income tax	(114)	(125)	(102)
Foreign taxes	14	27	62
Other, net	(2)	(2)	(4)
Total income tax provision	$98	$425	$709
Effective income tax rate	10.5%	18.4%	21.4%

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

Balance Sheet Classification of Deferred Income Tax Assets (Liabilities)

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2023	DECEMBER 31, 2022
Net noncurrent deferred tax asset	$15	$8
Net noncurrent deferred tax liability	(81)	(96)
Net deferred tax liability	$(66)	$(88)

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 96

Items Included in Our Deferred Income Tax Assets (Liabilities)

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2023	DECEMBER 31, 2022
Deferred tax assets:
Pension and post-employment benefits	$102	$75
State tax credits	43	42
Depletion	13	14
Environmental reserves	16	13
Incentive compensation	12	17
Intercompany land sales	18	16
Workers compensation	13	14
Minerals	10	11
Other	77	67
Gross deferred tax assets	304	269
Valuation allowance	(57)	(54)
Net deferred tax assets	247	215
Deferred tax liabilities:
Property, plant and equipment	(294)	(284)
Other	(19)	(19)
Net deferred tax liabilities	(313)	(303)
Net deferred tax liability	$(66)	$(88)

Net Operating Loss and Credit Carryforwards

Our gross federal, state and foreign net operating loss carryforwards as of December 31, 2023 totaled $716 million as follows:

•	Federal — U.S. REIT — $333 million, $163 million of the total will begin to expire in 2035;
•	State — $383 million, $150 million of the total will begin to expire in 2028 and
•	Foreign — none currently recorded.

Our gross state credit carryforwards as of December 31, 2023 totaled $54 million, which includes $5 million that expire from 2026 through 2036. Our U.S. TRSs have $8 million in foreign tax credit carryforwards that expire from 2027 through 2031.

Valuation Allowances

With the exception of the valuation allowance discussed below, we believe it is more likely than not that we will have sufficient future taxable income to realize our deferred tax assets.

Our valuation allowance on our deferred tax assets was $57 million as of December 31, 2023, which related to state credits, state net operating losses and foreign tax credits.

UNRECOGNIZED TAX BENEFITS

Unrecognized tax benefits represent potential future obligations to taxing authorities if uncertain tax positions we have taken on previously filed tax returns are not sustained. In accordance with our accounting policy, we accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense (see Note 1: Summary of Significant Accounting Policies). The total gross amount of unrecognized tax benefits as of December 31, 2023 and 2022, as well as the activity during those years, were immaterial.

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 97

As of December 31, 2023, none of our U.S. federal income tax returns or foreign jurisdiction income tax returns are under examination. Our U.S. federal income tax returns are open to examination for years 2020 forward and foreign jurisdiction income tax returns are open to examination for years 2016 forward. We are undergoing examinations in state jurisdictions for tax years 2018 through 2021, with tax years 2009 forward open to examination. We do not expect that the outcome of any examination will have a material effect on our consolidated financial statements; however, audit outcomes and the timing of audit settlements are subject to significant uncertainty.

NOTE 20: GEOGRAPHIC AREAS

This note provides selected key financial data according to the geographical locations of our customers.

SALES

Our sales to unaffiliated customers outside the U.S. are primarily to customers in Canada, Japan, China and Korea. Our export sales from the U.S. are comprised primarily of logs, lumber and wood chips to customers in those same countries.

Sales by Geographic Area

DOLLAR AMOUNTS IN MILLIONS
	2023	2022	2021
Sales to unaffiliated customers:
U.S.	$6,602	$8,709	$8,709
Canada	578	773	778
Japan	302	524	477
China	114	82	123
Korea	30	45	52
Other foreign countries	48	51	62
Total	$7,674	$10,184	$10,201
Export sales from the U.S.:
Japan	$281	$471	$396
Canada	134	143	128
China	109	80	119
Korea	28	40	51
Other foreign countries	35	36	36
Total	$587	$770	$730

LONG-LIVED ASSETS

Our long-lived assets used in the generation of revenues in different geographical areas are nearly all in the U.S. and Canada. Our long-lived assets primarily include:

•	property and equipment, including construction in progress,
•	timber and timberlands and
•	minerals and mineral rights.

Long-Lived Assets by Geographic Area

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2023(1)	DECEMBER 31, 2022(1)
U.S.	$14,037	$13,979
Canada	288	289
Total	$14,325	$14,268

(1)
Includes legacy coal assets related to planned divestiture.
WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 98

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as is defined in the Securities Exchange Act of 1934 rules. Management, under our supervision, conducted an evaluation of the effectiveness of the company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), management concluded that the company’s internal control over financial reporting was effective as of December 31, 2023. The effectiveness of the company’s internal control over financial reporting as of December 31, 2023, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 99

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Weyerhaeuser Company:

Opinion on Internal Control Over Financial Reporting

We have audited Weyerhaeuser Company and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 16, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Seattle, Washington

February 16, 2024

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 100

OTHER INFORMATION

RULE 10B5-1 TRADING ARRANGEMENTS

During fourth quarter 2023, no "director" or "officer" (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) of the company adopted, modified or terminated trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our executive officers and their biographical information can be found in Part I of this report in the Our Business — Information About Our Executive Officers section. Information required by this item to Form 10-K concerning directors of the company and certain other corporate governance matters will be set forth under the headings "Item 1. Election of Directors,” “Corporate Governance,” and “Stock Information,” in our Notice of the 2024 Annual Meeting and Proxy Statement for the company’s Annual Meeting of Shareholders to be held May 10, 2024 and will be filed not later than 120 days after December 31, 2023 (2024 Proxy Statement), and in each case such required information is incorporated herein by reference.

The Weyerhaeuser Code of Ethics applies to our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial and accounting officer), as well as other officers, directors and employees of the company. Our Code of Ethics is available on our website at https://www.weyerhaeuser.com/company/values/integrity/. We will satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, any provision of the Code of Ethics by disclosing the nature of that amendment or waiver on our website within four business days following the date of the amendment or waiver.

EXECUTIVE AND DIRECTOR COMPENSATION

Information required by this item to Form 10-K concerning executive and director compensation will be set forth in the 2024 Proxy Statement under the headings “Item 1. Election of Directors" and “Executive Compensation,” and in each case, such required information is incorporated herein by reference.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item to Form 10-K concerning security ownership of certain beneficial owners and management and securities authorized for issuance under our equity compensation plans will be set forth in the 2024 Proxy Statement under the heading “Stock Information,” and such required information is incorporated herein by reference.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item to Form 10-K concerning certain relationships and related transactions and director independence will be set forth in the 2024 Proxy Statement under the heading “Corporate Governance,” and such required information is incorporated herein by reference.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, Seattle, WA, Auditor Firm ID: 185.

Information required by this item to Form 10-K concerning principal accountant fees and services will be set forth in the 2024 Proxy Statement under the heading “Item 3. Ratify the Selection of Independent Registered Public Accounting Firm,” and such required information is incorporated herein by reference.

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 101

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

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 102

EXHIBITS

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

Officer’s Certificate dated February 25, 2019 executed by Weyerhaeuser Company, as Issuer (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on February 25, 2019 – Commission File Number 1-4825)

(k)

Officer’s Certificate dated March 30, 2020 executed by Weyerhaeuser Company, as Issuer (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 30, 2020 – Commission File Number 1-4825)

(l)

Officer’s Certificate dated March 9, 2022 executed by Weyerhaeuser Company, as Issuer (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 9, 2022 – Commission File Number 1-4825)

(m)

Officer’s Certificate dated May 17, 2023 executed by Weyerhaeuser Company, as Issuer (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on May 17, 2023 – Commission File Number 1-4825)

(n)

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

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 103

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

Form of Weyerhaeuser Company 2013 Long-Term Incentive Plan Restricted Stock Unit Award Terms and Conditions for Plan Year 2020 (incorporated by reference to Exhibit 10(i) to the Annual Report on Form 10-K for the annual period ended December 31, 2017 – Commission File Number 1-4825)*

(j)

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

(l)	Weyerhaeuser Company 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 13, 2022 – Commission File Number 1-4825)*
(m)

Form of Weyerhaeuser Company 2022 Long-Term Incentive Plan Performance Share Unit Award Terms and Conditions for Plan Year 2022 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 13, 2022 – Commission File Number 1-4825)*

(n)

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

Form of Weyerhaeuser Company 2022 Long-Term Incentive Plan Performance Share Unit Award Terms and Conditions for Plan Year 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 24, 2024 – Commission File Number 1-4825)*

(r)

Form of Weyerhaeuser Company 2022 Long-Term Incentive Plan Restricted Stock Unit Award Terms and Conditions for Plan Year 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 24, 2024 – Commission File Number 1-4825)*

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

Form of Weyerhaeuser Company 2022 Long-Term Incentive Plan Director Restricted Stock Unit Award Terms and Conditions for Plan Years beginning May 13, 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 13, 2022 – Commission File Number 1-4825)*

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 104

(bb)

Revolving Credit Facility Agreement dated as of March 13, 2023 among Weyerhaeuser Company, as Borrower, the lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 15, 2023 – Commission File Number 1-4825)

(cc)

Assumption and Amendment Agreement and Installment Note dated as of April 28, 2016 by and among Plum Creek Timberlands, L.P., Weyerhaeuser Company and MeadWestvaco Timber Note Holding Company II, L.L.C. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 4, 2016 – Commission File Number 1-4825)

(dd)

Second Amendment to Installment Loan Agreement (including as Annex A the Amended Installment Note) dated as of June 30, 2021 between Weyerhaeuser Company, as borrower, and MeadWestvaco Timber Note Holding Company II, LLC as Holder (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on July 7, 2021 – Commission File Number 1-4825)

21	—	Subsidiaries of the Registrant
23	—	Consent of Independent Registered Public Accounting Firm
31(a)	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31(b)	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32	—	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)
97	—	Weyerhaeuser Compensation Recovery Policy
101.INS	—	Inline XBRL Instance Document
101.SCH	—	Inline XBRL Taxonomy Extension Schema Document
101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	—	The cover page from Weyerhaeuser Company’s Annual Report on Form 10-K for the year ended December 31, 2022 has been formatted in Inline XBRL.

* Denotes a management contract or compensatory plan or arrangement.

** Filed in paper - hyperlink not required pursuant to Rule 105 of Regulation S-T

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 105

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized February 16, 2024.

WEYERHAEUSER COMPANY

/s/ DEVIN W. STOCKFISH
Devin W. Stockfish President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated February 16, 2024.

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

/s/ JAMES C. O’ROURKE
James C. O’Rourke Director

WEYERHAEUSER COMPANY > 2023 ANNUAL REPORT AND FORM 10-K 106