Form 10-Q
period 2024-03-31
WEYERHAEUSER CO
filed 2024-04-26
CIK 106535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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

As of April 22, 2024, 729,017 thousand shares of the registrant’s common stock ($1.25 par value) were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	MARCH 2024	MARCH 2023
Net sales (Note 3)	$1,796	$1,881
Costs of sales	1,441	1,512
Gross margin	355	369
Selling expenses	22	22
General and administrative expenses	120	101
Other operating costs, net (Note 13)	17	10
Operating income	196	236
Non-operating pension and other post-employment benefit costs (Note 6)	(11)	(9)
Interest income and other	16	12
Interest expense, net of capitalized interest	(67)	(66)
Earnings before income taxes	134	173
Income taxes (Note 14)	(20)	(22)
Net earnings	$114	$151

Earnings per share, basic and diluted (Note 4)	$0.16	$0.21
Weighted average shares outstanding (in thousands) (Note 4):
Basic	730,043	733,163
Diluted	730,558	733,546

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2024	MARCH 2023
Net earnings	$114	$151
Other comprehensive (loss) income:
Foreign currency translation adjustments	(9)	—
Changes in unamortized actuarial loss, net of tax expense of $4 and $2	8	7
Total other comprehensive (loss) income	(1)	7
Total comprehensive income	$113	$158

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PAR VALUE	MARCH 31, 2024	DECEMBER 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$871	$1,164
Receivables, net	405	354
Receivables for taxes	13	10
Inventories (Note 5)	630	566
Prepaid expenses and other current assets	192	219
Total current assets	2,111	2,313
Property and equipment, less accumulated depreciation of $3,935 and $3,901	2,283	2,269
Construction in progress	243	270
Timber and timberlands at cost, less depletion	11,481	11,528
Minerals and mineral rights, less depletion	198	200
Deferred tax assets	14	15
Other assets	426	388
Total assets	$16,756	$16,983
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$210	$—
Accounts payable	310	287
Accrued liabilities (Note 7)	424	501
Total current liabilities	944	788
Long-term debt, net	4,861	5,069
Deferred tax liabilities	84	81
Deferred pension and other post-employment benefits (Note 6)	460	461
Other liabilities	353	348
Total liabilities	6,702	6,747
Commitments and contingencies (Note 10)
Equity:
Common shares: $1.25 par value; authorized 1,360 million shares; issued and outstanding: 729,141 thousand shares at March 31, 2024 and 729,753 thousand shares at December 31, 2023	912	912
Other capital	7,566	7,608
Retained earnings	1,870	2,009
Accumulated other comprehensive loss (Note 11)	(294)	(293)
Total equity	10,054	10,236
Total liabilities and equity	$16,756	$16,983

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2024	MARCH 2023
Cash flows from operations:
Net earnings	$114	$151
Noncash charges (credits) to earnings:
Depreciation, depletion and amortization	125	126
Basis of real estate sold	31	33
Pension and other post-employment benefits (Note 6)	16	15
Share-based compensation expense (Note 12)	10	8
Other	1	3
Change in:
Receivables, net	(53)	(83)
Receivables and payables for taxes	(3)	14
Inventories	(68)	(36)
Prepaid expenses and other current assets	17	(9)
Accounts payable and accrued liabilities	(51)	(87)
Pension and post-employment benefit contributions and payments	(4)	(6)
Other	(11)	(3)
Net cash from operations	124	126
Cash flows from investing activities:
Capital expenditures for property and equipment	(57)	(50)
Capital expenditures for timberlands reforestation	(22)	(21)
Other	2	2
Net cash from investing activities	(77)	(69)
Cash flows from financing activities:
Cash dividends on common shares	(248)	(799)
Repurchases of common shares (Note 4)	(50)	(34)
Other	(10)	(8)
Net cash from financing activities	(308)	(841)
Net change in cash, cash equivalents and restricted cash	(261)	(784)
Cash, cash equivalents and restricted cash at beginning of period	1,164	1,581
Cash, cash equivalents and restricted cash at end of period	$903	$797
Cash paid during the period for:
Interest, net of amount capitalized of $2 and $1	$57	$57
Income taxes, net of refunds	$23	$6

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(UNAUDITED)

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	MARCH 2024	MARCH 2023
Common shares:
Balance at beginning of period	$912	$916
Issued for exercise of stock options and vested units	2	1
Repurchases of common shares (Note 4)	(2)	(1)
Balance at end of period	912	916
Other capital:
Balance at beginning of period	7,608	7,691
Issued for exercise of stock options	2	2
Repurchases of common shares (Note 4)	(47)	(34)
Share-based compensation	10	8
Other transactions, net	(7)	(5)
Balance at end of period	7,566	7,662
Retained earnings:
Balance at beginning of period	2,009	2,389
Net earnings	114	151
Dividends on common shares	(253)	(802)
Balance at end of period	1,870	1,738
Accumulated other comprehensive loss:
Balance at beginning of period	(293)	(247)
Other comprehensive (loss) income	(1)	7
Balance at end of period (Note 11)	(294)	(240)
Total equity:
Balance at end of period	$10,054	$10,076

Dividends paid per common share	$0.34	$1.09

See accompanying Notes to Consolidated Financial Statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE QUARTERS ENDED MARCH 31, 2024 AND 2023

NOTE 1: BASIS OF PRESENTATION

Our consolidated financial statements provide an overall view of our results of operations, financial condition and cash flows. They include our accounts and the accounts of entities we control, including majority-owned domestic and foreign subsidiaries. They do not include our intercompany transactions and accounts, which are eliminated. Throughout these Notes to Consolidated Financial Statements, unless specified otherwise, references to “Weyerhaeuser,” “the company,” “we” and “our” refer to the consolidated company.

The accompanying unaudited Consolidated Financial Statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Except as otherwise disclosed in these Notes to Consolidated Financial Statements, such adjustments are of a normal, recurring nature. The Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements. Certain information and footnote disclosures normally included in our annual Consolidated Financial Statements have been condensed or omitted. These quarterly Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023. Results of operations for interim periods should not necessarily be regarded as indicative of the results that may be expected for the full year.

NOTE 2: BUSINESS SEGMENTS

We are principally engaged in growing and harvesting timber; maximizing the value of our acreage through the sale of higher and better use (HBU) properties; monetizing the value of surface and subsurface assets through leases and royalties; and manufacturing, distributing and selling products made from trees. Our business segments are organized based primarily on products and services which include:

●
Timberlands – Logs, timber, recreational leases and other products;
●
Real Estate, Energy and Natural Resources (Real Estate & ENR) – Real Estate (sales of timberlands) and ENR (rights to explore for and extract hard minerals, construction materials, natural gas production and wind and solar) and
●
Wood Products – Structural lumber, oriented strand board, engineered wood products and building materials distribution.

A reconciliation of our business segment information to the respective information in the Consolidated Statement of Operations is as follows:

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2024	MARCH 2023
Sales to unaffiliated customers:
Timberlands	$387	$462
Real Estate & ENR	107	101
Wood Products	1,302	1,318
	1,796	1,881
Intersegment sales:
Timberlands	134	142

Total sales	1,930	2,023
Intersegment eliminations	(134)	(142)
Total	$1,796	$1,881
Net contribution (charge) to earnings:
Timberlands	$80	$120
Real Estate & ENR	60	53
Wood Products	128	95
	268	268
Unallocated items(1)	(67)	(29)
Net contribution to earnings	201	239
Interest expense, net of capitalized interest	(67)	(66)
Earnings before income taxes	134	173
Income taxes	(20)	(22)
Net earnings	$114	$151
(1)
Unallocated items are gains or charges not related to, or allocated to, an individual operating segment. They include all or a portion of items such as share-based compensation, pension and post-employment costs, elimination of intersegment profit in inventory and LIFO, foreign exchange transaction gains and losses, interest income and other.

NOTE 3: REVENUE RECOGNITION

A reconciliation of revenue recognized by our major products:

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2024	MARCH 2023
Net sales to unaffiliated customers:
Timberlands segment
Delivered logs:
West
Domestic sales	$94	$93
Export grade sales	82	136
Subtotal West	176	229
South	151	168
North	13	17
Subtotal delivered logs sales	340	414
Stumpage and pay-as-cut timber	11	16
Recreational and other lease revenue	19	18
Other(1)	17	14
Net sales attributable to Timberlands segment	387	462
Real Estate & ENR segment
Real estate	83	72
Energy and natural resources	24	29
Net sales attributable to Real Estate & ENR segment	107	101
Wood Products segment
Structural lumber	464	515
Oriented strand board	255	208
Engineered solid section	177	169
Engineered I-joists	99	87
Softwood plywood	41	41
Medium density fiberboard	39	38
Complementary building products	141	163
Other(2)	86	97
Net sales attributable to Wood Products segment	1,302	1,318
Total net sales	$1,796	$1,881
(1)
Other Timberlands sales include sales of seeds and seedlings from our nursery operations as well as wood chips.
(2)
Other Wood Products sales include wood chips, other byproducts and third-party residual log sales from our Canadian Forestlands operations.

NOTE 4: NET EARNINGS PER SHARE AND SHARE REPURCHASES

Our basic and diluted earnings per share were:

●
$0.16 during first quarter 2024 and
●
$0.21 during first quarter 2023.

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

	QUARTER ENDED
SHARES IN THOUSANDS	MARCH 2024	MARCH 2023
Weighted average common shares outstanding – basic	730,043	733,163
Dilutive potential common shares:
Stock options	144	137
Restricted stock units	122	27
Performance share units	249	219
Total effect of outstanding dilutive potential common shares	515	383
Weighted average common shares outstanding – dilutive	730,558	733,546

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

	QUARTER ENDED
SHARES IN THOUSANDS	MARCH 2024	MARCH 2023
Stock options	609	610
Performance share units	814	860

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

We repurchased 1,472,369 common shares for approximately $49 million (including transaction fees) under the 2021 Repurchase Program during first quarter 2024. As of March 31, 2024, we had remaining authorization of $202 million for future share repurchases. During first quarter 2023, we repurchased 1,115,560 common shares for approximately $35 million (including transaction fees) under the 2021 Repurchase Program.

All common stock repurchases under the 2021 Repurchase Program were made in open-market transactions. We record share repurchases upon trade date as opposed to the settlement date when cash is disbursed. We record a liability for repurchases that have not yet been settled as of period end. There were no unsettled shares as of March 31, 2024 and 13,866 unsettled shares (approximately $1 million) as of December 31, 2023.

NOTE 5: INVENTORIES

Inventories include raw materials, work-in-process and finished goods, as well as materials and supplies.

DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2024	DECEMBER 31, 2023
LIFO inventories:
Logs	$25	$29
Lumber, plywood, oriented strand board and fiberboard	89	77
Other products	12	12
Moving average cost or FIFO inventories:
Logs	72	49
Lumber, plywood, oriented strand board, fiberboard and engineered wood products	134	115
Other products	144	134
Materials and supplies	154	150
Total	$630	$566

LIFO – the last-in, first-out method – applies to major inventory products held at our U.S. locations. The moving average cost method or FIFO – the first-in, first-out method – applies to the balance of our U.S. raw material and product inventories, all material and supply inventories and all foreign inventories.

NOTE 6: PENSION AND OTHER POST-EMPLOYMENT BENEFIT PLANS

The components of net periodic benefit cost are:

	PENSION
	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2024	MARCH 2023
Service cost	$5	$6
Interest cost	29	30
Expected return on plan assets	(31)	(30)
Amortization of actuarial loss	11	8
Total net periodic benefit cost – pension	$14	$14

	OTHER POST-EMPLOYMENT BENEFITS
	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2024	MARCH 2023
Interest cost	$1	$1
Amortization of actuarial loss	1	—
Total net periodic benefit cost – other post-employment benefits	$2	$1

For the periods presented, service cost is included in “Costs of sales,” “Selling expenses,” and “General and administrative expenses” with the remaining components included in “Non-operating pension and other post-employment benefit costs” in the Consolidated Statement of Operations.

Fair Value of Pension Plan Assets and Obligations

In our year-end reporting process, we estimate the fair value of pension plan assets based upon the information available at that time. For certain assets, primarily private equity funds, the information available consists of net asset values as of an interim date, cash flows between the interim date and the end of the year and market events. We evaluate the year-end estimated fair value of pension plan assets in second quarter of each year to incorporate final net asset values reflected in financial statements received after we have filed our Annual Report on Form 10-K.

NOTE 7: ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2024	DECEMBER 31, 2023
Compensation and employee benefit costs	$155	$173
Current portion of lease liabilities	21	19
Customer rebates, volume discounts and deferred income	83	124
Interest	66	63
Taxes payable	35	31
Other	64	91
Total	$424	$501

NOTE 8: LINE OF CREDIT

In March 2023, we entered into a new $1.5 billion five-year senior unsecured revolving credit facility, which expires in March 2028 and replaced the existing facility which was set to expire in January 2025. Borrowings will bear interest at a floating rate based on either the adjusted term Secured Overnight Financing Rate (SOFR) plus a spread or a mutually agreed upon base rate plus a spread. We had no outstanding borrowings on our credit facility as of March 31, 2024 and December 31, 2023.

NOTE 9: FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value and carrying value of our long-term debt consisted of the following:

	MARCH 31, 2024		DECEMBER 31, 2023
DOLLAR AMOUNTS IN MILLIONS	CARRYING VALUE	FAIR VALUE (LEVEL 2)	CARRYING VALUE	FAIR VALUE (LEVEL 2)
Long-term debt (including current maturities) and line of credit:
Fixed rate	$4,822	$4,775	$4,820	$4,853
Variable rate	249	250	249	250
Total debt	$5,071	$5,025	$5,069	$5,103

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

As of March 31, 2024, our total accrual for future estimated remediation costs on active Superfund sites and other sites for which we are potentially responsible was approximately $76 million. These amounts are recorded in "Accrued liabilities" and "Other liabilities" on our Consolidated Balance Sheet.

NOTE 11: ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in amounts included in our accumulated other comprehensive loss by component are:

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2024	MARCH 2023
Pension(1)
Balance at beginning of period	$(515)	$(458)
Other comprehensive income before reclassifications	1	1
Amounts reclassified from accumulated other comprehensive loss to earnings(2)	8	6
Total other comprehensive income	9	7
Balance at end of period	$(506)	$(451)
Other post-employment benefits(1)
Balance at beginning of period	$24	$20
Other comprehensive loss before reclassifications	(2)	—
Amounts reclassified from accumulated other comprehensive loss to earnings(2)	1	—
Total other comprehensive loss	(1)	—
Balance at end of period	$23	$20
Translation adjustments and other
Balance at beginning of period	$198	$191
Translation adjustments	(9)	—
Total other comprehensive loss	(9)	—
Balance at end of period	189	191
Accumulated other comprehensive loss, end of period	$(294)	$(240)
(1)
Amounts presented are net of tax.
(2)
Amounts of actuarial loss and prior service cost are components of net periodic benefit cost. See Note 6: Pension and Other Post-Employment Benefit Plans.

NOTE 12: SHARE-BASED COMPENSATION

Share-based compensation activity during first quarter 2024 included the following:

SHARES IN THOUSANDS	GRANTED	VESTED
Restricted stock units (RSUs)	847	649
Performance share units (PSUs)	412	317

A total of 714 thousand shares of common stock were issued as a result of RSU and PSU vestings.

Restricted Stock Units

The weighted average fair value of the RSUs granted in 2024, calculated as an average of the high and low prices on grant date, was $33.12. The vesting provisions for RSUs granted in 2024 were consistent with prior year grants.

Performance Share Units

The weighted average grant date fair value of PSUs granted in 2024 was $37.90. The final number of shares granted in 2024 will vest between a range of 0 percent to 150 percent of each grant's target, depending upon actual company total shareholder return (TSR) compared against the TSR of an industry peer group. TSR assumes full reinvestment of dividends. PSUs granted in 2024 will vest at a maximum of 100 percent of target value in the event of negative absolute company TSR.

Weighted Average Assumptions Used in Estimating the Value of Performance Share Units Granted in 2024

PERFORMANCE SHARE UNITS
Performance period	2/09/2024 – 12/31/2026
Valuation date closing stock price	$33.28
Risk-free rate	4.19% – 4.27%
Expected volatility	21.50% – 27.60%

NOTE 13: OTHER OPERATING COSTS, NET

Other operating costs, net were comprised of the following:

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2024	MARCH 2023
Environmental remediation charges	$2	$1
Litigation expense, net	6	1
Research and development expenses	1	2
Other, net	8	6
Total other operating costs, net	$17	$10

NOTE 14: INCOME TAXES

As a real estate investment trust (REIT), we generally are not subject to federal corporate income taxes on REIT taxable income that is distributed to shareholders. We are required to pay corporate income taxes on earnings of our wholly-owned Taxable REIT Subsidiaries (TRSs), which include our Wood Products segment and a portion of our Timberlands and Real Estate & ENR segments.

The quarterly provision for income taxes is based on our current estimate of the annual effective tax rate and is adjusted for discrete taxable events that have occurred during the year. Our 2024 estimated annual effective tax rate, excluding discrete items, differs from the U.S. federal statutory tax rate of 21 percent primarily due to state and foreign income taxes and tax benefits associated with our nontaxable REIT earnings.

NOTE 15: RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on our Consolidated Balance Sheet that sum to the total of the amounts shown in the Consolidated Statement of Cash Flows:

DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2024	MARCH 31, 2023
Cash and cash equivalents	$871	$797
Restricted cash included in other assets(1)	32	—
Total cash, cash equivalents and restricted cash	$903	$797
(1)
Amounts included in restricted cash as of March 31, 2024 are comprised of proceeds held by a qualified intermediary that are intended to be reinvested in timber and timberlands through a like-kind exchange transaction.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This report contains statements concerning our future results and performance that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include, without limitation, statements relating to: our expected future financial and operating performance; our plans, strategies, intentions and expectations; our capital structure and the sufficiency of our liquidity position to meet future cash requirements; compliance with covenants in our debt agreements; our expectations concerning our contingent liabilities and the sufficiency of related reserves and accruals including, but not limited to, cost estimates of future litigation and environmental remediation; our provision for income taxes; expected capital expenditures; expected returns on pension plan assets; market and general economic conditions, including related influencing factors such as the trajectory of U.S. housing activity, repair and remodel activity, inflation trends and interest rates; our expectations about our future opportunities in emerging carbon credit and carbon capture and storage markets; and assumptions used in valuing incentive compensation and related expense.

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often involve use of words such as “anticipate,” “believe,” “committed,” "continue,” “estimate,” “expect,” “foreseeable,” “maintain,” “may,” “potential,” and “will,” or similar words or terminology. They may use the positive, negative or another variation of those and similar words. These forward-looking statements are based on our current expectations and assumptions and are not guarantees of future events or performance. The realization of our expectations and the accuracy of our assumptions are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. There is no guarantee that any of the events anticipated by our forward-looking statements will occur. If any of the events occur, there is no guarantee what effect it will have on our operations, cash flows, or financial condition. We undertake no obligation to update our forward-looking statements after the date of this report. The factors listed below, as well as other factors not described herein because they are not currently known to us or we currently judge them to be immaterial, may cause our actual results to differ significantly from our forward-looking statements:

●
the effect of general economic conditions, including employment rates, interest rates, inflation rates, housing starts, general availability and cost of financing for home mortgages and the relative strength of the U.S. dollar;
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
●
the effects of significant geopolitical conditions or developments such as significant international trade disputes or domestic or foreign terrorist attacks, armed conflict and political unrest;
●
the occurrence of regional or global health epidemics and their potential effects on our business, results of operations, cash flows, financial condition and future prospects;
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

●
changes in accounting principles and
●
other risks and uncertainties described in this report under Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and in our 2023 Annual Report on Form 10-K, as well as those set forth from time to time in our other public statements, reports, registration statements, prospectuses, information statements and other filings with the SEC.

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

ECONOMIC AND MARKET CONDITIONS AFFECTING OUR OPERATIONS

Our market conditions and the strength of the broader U.S. economy are, and will continue to be, influenced by the trajectory of activity in the U.S. housing and repair and remodel segments, inflation trends and interest rates. The demand for sawlogs within our Timberlands segment is directly affected by domestic production of wood-based building products. The strength of the U.S. housing market, particularly new residential construction, strongly affects demand in our Wood Products segment, as does repair and remodeling activity. Seasonal weather patterns impact the level of construction activity in the U.S., which in turn affects demand for our logs and wood products. Our Timberlands segment, specifically the Western region, is also affected by export demand and trade policy. Japanese housing starts are a key driver of export log demand in Japan. The demand for pulpwood from our Timberlands segment is directly affected by the production of pulp, paper and oriented strand board (OSB), as well as the demand for biofuels, such as wood-burning pellets made from pulpwood. Our Timberlands segment is also influenced by the availability of harvestable timber. In general, Western log markets are highly tensioned by available supply, while Southern log markets have more available supply. However, additional mill capacity being added in the U.S. South has led to tightening of markets in certain geographies. Our Real Estate, Energy and Natural Resources segment is affected by a variety of factors, including the general state of the economy, local real estate market conditions, the level of construction activity in the U.S. and evolution of emerging renewable energy and carbon-related markets.

Over the past year, particularly in the first half of 2023, home sales and building activity slowed due in part to higher mortgage interest rates, reduced affordability and general macroeconomic conditions. In the second half of 2023 and into first quarter 2024, new home sales and single-family construction activity strengthened, supported by near record-low levels of existing inventory and resilient levels of demand. On a seasonally adjusted annual basis, as reported by the U.S. Census Bureau, housing starts for first quarter 2024 averaged 1.4 million units, a 4.7 percent decrease from fourth quarter 2023. Single-family starts averaged 1.1 million units in first quarter 2024, a 1.4 percent increase from fourth quarter 2023. Multi-family starts averaged 346 thousand units in first quarter 2024, which was a 19.5 percent decrease from fourth quarter 2023. Single-family construction is the primary driver for our business as compared to multi-family due to the amount of wood products used. Sales of newly built, single-family homes averaged a seasonally adjusted annual rate of 667 thousand units for first quarter 2024, an increase of 3.5 percent from fourth quarter 2023. Over the medium to long-term, we expect a favorable U.S. housing construction market supported by strong demographics in the key home buying age cohorts, a decade of under building and historically low housing inventory.

Repair and remodeling expenditures decreased by 2.8 percent from fourth quarter 2023 to first quarter 2024 according to the Census Bureau Advance Retail Spending report. Near-term, activity has been supported by existing homeowners staying in place and investing in their current homes due to the lock-in effect of having lower rate mortgages compared to current rates. Over the longer term, we expect this sector to resume pre-pandemic growth trends with healthy household balance sheets, elevated home equity and an aging U.S. housing stock, with a median age of 43 years.

In U.S. wood product markets, demand for lumber and OSB was influenced by cautious buyer sentiment at the outset of first quarter 2024. As the quarter progressed, demand was steady in response to strong single-family housing starts. The Random Lengths Framing Lumber Composite price averaged $403/MBF and the OSB Composite averaged $460/MSF in first quarter 2024. Over the course of the first quarter, composite prices for lumber increased from $395/MBF to $422/MBF and composite prices for OSB increased from $430/MSF to $603/MSF. Constrained capacity for OSB led to the sharp price increases, while lumber supply moderately outpaced demand.

In Western log markets, Douglas fir sawlog prices decreased 2.9 percent in first quarter 2024 compared with fourth quarter 2023, as reported by Fastmarkets RISI Log Lines based on Weyerhaeuser’s sales mix. Overall, domestic log demand and prices faced downward pressure through the quarter, as mills continued to adjust to a soft lumber market and worked through elevated log inventories. In the South, delivered sawlog prices were stable in first quarter 2024 compared to fourth quarter 2023 and declined 0.6 percent from first quarter 2023 as reported by TimberMart-South. While there continued to be demand for logs across the region and markets generally had ample log supply, a number of mills faced elevated inventories and were adjusting operations due to lower lumber prices.

Currency exchange rates, available supply from other countries and trade policy affect our export businesses. During first quarter 2024, end use demand in export markets moderated. In Japan, total housing starts decreased 7.8 percent year to date through February compared to the same period in 2023, while the key Post and Beam segment saw a 5.9 percent decrease. Lumber imports to Japan from Europe were reduced due to supply chain costs, which provided some support for log sales. China’s weaker end use demand for logs and lumber was offset by lower competitive supply, leading to an increase in pricing for logs from the West.

Interest rates affect our business primarily through their impact on mortgage rates and housing affordability, their general impact on the economy and their influence on our capital management activities. Actions by the U.S. Federal Reserve, the overall condition of the economy and fluctuations in financial markets are all factors that influence long-term interest rates. 30-year mortgage rates, which are correlated with long-term interest rates, increased from 6.6 percent at the end of fourth quarter 2023 to 6.8 percent at the end of first quarter 2024, according to economic data from Freddie Mac. Many builders have been able to offset higher mortgage rates through discounts, mortgage rate buydowns and modifying product offerings such as home sizes and finishes. Higher rates have also locked-in many existing homeowners from selling, reducing inventories of existing homes for sale which has led to increased demand for available new homes.

Increased inflation affects the cost of our operations across each of our business segments, including costs for raw materials, transportation, energy and labor. The Consumer Price Index increased at an annual rate of 3.5 percent as of March 2024, which is markedly down from its peak of over 9.0 percent in June 2022. While we can offset some of the impacts of inflation through our sales activities, operational excellence initiatives and procurement practices, not all of the costs associated with inflation can be fully mitigated or passed on to the consumer.

The condition of the labor market affects all of our businesses as it relates to our ability to attract and retain employees and contractors. The unemployment rate of 3.8 percent in March 2024 remained near historically low levels and increased 0.1 percent from the end of fourth quarter 2023.

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

CONSOLIDATED RESULTS

How We Did First Quarter 2024

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	MARCH 2024	MARCH 2023	2024 VS. 2023
Net sales	$1,796	$1,881	$(85)
Costs of sales	$1,441	$1,512	$(71)
Operating income	$196	$236	$(40)
Net earnings	$114	$151	$(37)
Earnings per share, basic and diluted	$0.16	$0.21	$(0.05)

Comparing First Quarter 2024 with First Quarter 2023

Net sales

Net sales decreased $85 million – 5 percent – primarily due to a $75 million decrease in Timberlands sales to unaffiliated customers, attributable to decreased log sales volumes and sales realizations.

Costs of sales

Costs of sales decreased $71 million – 5 percent – primarily due to decreased sales volumes in our Wood Products segment, as well as decreased third-party log purchases and sales volumes in our Timberlands segment.

Operating income

Operating income decreased $40 million – 17 percent – primarily due to a $14 million decrease in consolidated gross margin (see discussion of components above), as well as increased elimination of intersegment profit in inventory and LIFO and unallocated corporate function and variable compensation expense.

Net earnings

Net earnings decreased $37 million – 25 percent – primarily due to the $40 million decrease in operating income, as discussed above, partially offset by a $2 million decrease in income tax expense (refer to Income Taxes).

TIMBERLANDS

How We Did First Quarter 2024

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2024	MARCH 2023	2024 VS. 2023
Net sales to unaffiliated customers:
Delivered logs:
West	$176	$229	$(53)
South	151	168	(17)
North	13	17	(4)
Subtotal delivered logs sales	340	414	(74)
Stumpage and pay-as-cut timber	11	16	(5)
Recreational and other lease revenue	19	18	1
Other(1)	17	14	3
Subtotal net sales to unaffiliated customers	387	462	(75)
Intersegment sales	134	142	(8)
Total sales	$521	$604	$(83)
Costs of sales	$415	$461	$(46)
Operating income and Net contribution to earnings	$80	$120	$(40)
(1)
Other Timberlands sales include sales of seeds and seedlings from our nursery operations as well as wood chips.

Comparing First Quarter 2024 with First Quarter 2023

Net sales to unaffiliated customers

Net sales to unaffiliated customers decreased $75 million – 16 percent – primarily due to a $53 million decrease in Western log sales attributable to a 13 percent decrease in sales volumes and a 12 percent decrease in sales realizations, as well as a $17 million decrease in Southern log sales attributable to a 7 percent decrease in sales volumes and a 3 percent decrease in sales realizations.

Intersegment sales

Intersegment sales decreased $8 million – 6 percent – primarily due to a 3 percent decrease in sales realizations, as well as a 3 percent decrease in sales volumes.

Costs of sales

Costs of sales decreased $46 million – 10 percent – primarily due to decreased Western third-party log purchases and freight costs, as well as decreased sales volumes across all regions.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings decreased $40 million – 33 percent – primarily due to the change in the components of gross margin, as discussed above.

Third-Party Log Sales Volumes and Fee Harvest Volumes

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	MARCH 2024	MARCH 2023	2024 VS. 2023
Third-party log sales – tons:
West(1)	1,452	1,674	(222)
South	4,089	4,386	(297)
North	175	204	(29)
Total	5,716	6,264	(548)
Fee harvest volumes – tons:
West(1)	2,214	2,245	(31)
South	5,990	6,432	(442)
North	239	285	(46)
Total	8,443	8,962	(519)
(1)
Western logs are primarily transacted in thousand board feet (MBF) but are converted to ton equivalents for external reporting purposes.

REAL ESTATE, ENERGY AND NATURAL RESOURCES

How We Did First Quarter 2024

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2024	MARCH 2023	2024 VS. 2023
Net sales:
Real estate	$83	$72	$11
Energy and natural resources	24	29	(5)
Total	$107	$101	$6
Costs of sales	$41	$41	$—
Operating income and Net contribution to earnings	$60	$53	$7

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

Comparing First Quarter 2024 with First Quarter 2023

Net sales

Net sales increased $6 million – 6 percent – primarily due to increases in average price per acre sold and mitigation credit sales, partially offset by a decrease in royalty income from our Energy and Natural Resources business.

Costs of sales

Costs of sales remained consistent with an increase in mitigation credit sales offset by a decrease in acres sold.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings increased $7 million – 13 percent – primarily due to the change in the components of gross margin, as discussed above.

REAL ESTATE SALES STATISTICS

	QUARTER ENDED		AMOUNT OF CHANGE
	MARCH 2024	MARCH 2023	2024 VS. 2023
Acres sold	19,774	20,753	(979)
Average price per acre	$3,629	$3,241	$388

WOOD PRODUCTS

How We Did First Quarter 2024

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2024	MARCH 2023	2024 VS. 2023
Net sales:
Structural lumber	$464	$515	$(51)
Oriented strand board	255	208	47
Engineered solid section	177	169	8
Engineered I-joists	99	87	12
Softwood plywood	41	41	—
Medium density fiberboard	39	38	1
Complementary building products	141	163	(22)
Other products produced(1)	86	97	(11)
Total	$1,302	$1,318	$(16)
Costs of sales	$1,107	$1,159	$(52)
Operating income and Net contribution to earnings	$128	$95	$33
(1)
Other products produced sales include wood chips, other byproducts and third-party residual log sales from our Canadian Forestlands operations.

Comparing First Quarter 2024 with First Quarter 2023

Net sales

Net sales decreased $16 million – 1 percent – due to:

●
a $51 million decrease in structural lumber sales attributable to a 6 percent decrease in sales volumes, as well as a 5 percent decrease in sales realizations;
●
a $22 million decrease in complementary building products sales primarily attributable to decreased sales volumes and realizations across most products and
●
an $11 million decrease in other products produced primarily attributable to decreased sales realizations for wood chips.

These decreases were partially offset by:

●
a $47 million increase in oriented strand board sales attributable to a 33 percent increase in sales realizations, partially offset by an 8 percent decrease in sales volumes;
●
a $12 million increase in engineered I-joists sales attributable to a 37 percent increase in sales volumes, partially offset by a 16 percent decrease in sales realizations and
●
an $8 million increase in engineered solid section sales attributable to a 15 percent increase in sales volumes, partially offset by a 12 percent decrease in sales realizations.

Costs of sales

Costs of sales decreased $52 million – 4 percent – primarily due to decreased sales volumes for oriented strand board and structural lumber, as discussed above, as well as decreased raw material costs across most product lines.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings increased $33 million – 35 percent – primarily due to the change in the components of gross margin, as discussed above.

Third-Party Sales Volumes

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS(1)	MARCH 2024	MARCH 2023	2024 VS. 2023
Structural lumber – board feet	1,080	1,144	(64)
Oriented strand board – square feet (3/8”)	710	773	(63)
Engineered solid section – cubic feet	5.4	4.7	0.7
Engineered I-joists – lineal feet	37	27	10
Softwood plywood – square feet (3/8”)	81	83	(2)
Medium density fiberboard – square feet (3/4”)	33	29	4
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

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS	MARCH 2024	MARCH 2023	2024 VS. 2023
Structural lumber – board feet:
Production	1,085	1,143	(58)
Outside purchase	33	39	(6)
Total	1,118	1,182	(64)
Oriented strand board – square feet (3/8”):
Production	735	761	(26)
Outside purchase	20	17	3
Total	755	778	(23)
Engineered solid section – cubic feet:
Production	5.7	4.6	1.1
Outside purchase	2.8	2.0	0.8
Total	8.5	6.6	1.9
Engineered I-joists – lineal feet:
Production	43	25	18
Outside purchase	1	—	1
Total	44	25	19
Softwood plywood – square feet (3/8”):
Production	72	74	(2)
Outside purchase	9	12	(3)
Total	81	86	(5)
Medium density fiberboard – square feet (3/4"):
Production	34	34	—
Total	34	34	—

UNALLOCATED ITEMS

Unallocated items are gains or charges not related to, or allocated to, an individual operating segment. They include all or a portion of items such as share-based compensation, pension and post-employment costs, elimination of intersegment profit in inventory and LIFO, foreign exchange transaction gains and losses, interest income and other.

Net Charge to Earnings – Unallocated Items

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2024	MARCH 2023	2024 VS. 2023
Unallocated corporate function and variable compensation expense	$(38)	$(27)	$(11)
Liability classified share-based compensation	(1)	—	(1)
Foreign exchange loss	(1)	(1)	—
Elimination of intersegment profit in inventory and LIFO	(6)	9	(15)
Other	(26)	(13)	(13)
Operating loss	(72)	(32)	(40)
Non-operating pension and other post-employment benefit costs	(11)	(9)	(2)
Interest income and other	16	12	4
Net charge to earnings	$(67)	$(29)	$(38)

Comparing First Quarter 2024 with First Quarter 2023

Net charge to earnings increased $38 million – 131 percent – primarily due to a $15 million increase in elimination of intersegment profit in inventory and LIFO and an $11 million increase in unallocated corporate function and variable compensation expense.

INTEREST EXPENSE

Our interest expense, net of capitalized interest, was:

●
$67 million for first quarter 2024 and
●
$66 million for first quarter 2023.

Interest expense increased by $1 million compared to first quarter 2023 primarily due to a series of debt issuances and retirements during 2023 that slightly increased our average outstanding debt.

INCOME TAXES

Our provision for income taxes was:

●
a $20 million expense for first quarter 2024 and
●
a $22 million expense for first quarter 2023.

Our provision for income taxes is primarily driven by earnings generated by our TRSs. Income tax expense decreased by $2 million compared to first quarter 2023 primarily due to a slight decrease in our overall earnings in first quarter 2024.

Refer to Note 14: Income Taxes for further information.

LIQUIDITY AND CAPITAL RESOURCES

We are committed to maintaining an appropriate capital structure that provides financial flexibility and enables us to protect the interests of our shareholders and meet our obligations to our lenders, while also maintaining access to all major financial markets. As of March 31, 2024, we had $871 million in cash and cash equivalents and $1.5 billion of availability on our line of credit, which expires in March 2028. We believe we have sufficient liquidity to meet our cash requirements for the foreseeable future.

CASH FROM OPERATIONS

Consolidated net cash from operations was:

●
$124 million for first quarter 2024 and
●
$126 million for first quarter 2023.

Net cash from operations decreased $2 million primarily due to a $17 million increase in cash paid for income taxes, partially offset by increased cash inflows from our business operations.

CASH FROM INVESTING ACTIVITIES

Consolidated net cash from investing activities was:

●
$(77) million for first quarter 2024 and
●
$(69) million for first quarter 2023.

Net cash from investing activities decreased $8 million primarily due to an $8 million increase in cash paid for capital expenditures.

Summary of Capital Spending by Business Segment

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2024	MARCH 2023
Timberlands	$31	$26
Wood Products	42	43
Unallocated Items	6	2
Total	$79	$71

We anticipate our capital expenditures for 2024 to be approximately $440 million. The amount we spend on capital expenditures could change.

CASH FROM FINANCING ACTIVITIES

Consolidated net cash from financing activities was:

●
$(308) million for first quarter 2024 and
●
$(841) million for first quarter 2023.

Net cash from financing activities increased $533 million primarily due to a $551 million decrease in cash used for payments of dividends, partially offset by a $16 million increase in cash used for repurchases of common stock.

Line of Credit

In March 2023, we entered into a new $1.5 billion five-year senior unsecured revolving credit facility, which expires in March 2028 and replaced the existing facility which was set to expire in January 2025. Borrowings will bear interest at a floating rate based on either the adjusted term SOFR plus a spread or a mutually agreed upon base rate plus a spread. We had no outstanding borrowings on our $1.5 billion five-year senior unsecured revolving credit facility as of March 31, 2024 or December 31, 2023.

Refer to Note 8: Line of Credit for further information.

Long-Term Debt

We have $210 million of long-term debt scheduled to mature during first quarter 2025.

Refer to Note 9: Fair Value of Financial Instruments for further information.

Debt Covenants

As of March 31, 2024, Weyerhaeuser Company was in compliance with its debt covenants. There have been no significant changes to the debt covenants presented in our 2023 Annual Report on Form 10-K for our long-term debt instruments, and we expect to remain in compliance with our debt covenants for the foreseeable future.

Dividend Payments

We paid cash dividends on common shares of:

●
$248 million for first quarter 2024 and
●
$799 million for first quarter 2023.

The decrease in dividends paid is primarily due to a supplemental dividend of $0.14 per share based on 2023 financial results for a total of $102 million paid in first quarter 2024 in comparison to a supplemental dividend of $0.90 per share based on 2022 financial results for a total of $660 million paid in first quarter 2023.

We plan to supplement our base dividend each year with an additional return of cash, in the form of a supplemental cash dividend and/or share repurchase, to achieve our targeted annual payout of total cash to shareholders of 75 to 80 percent of Adjusted Funds Available for Distribution (Adjusted FAD). For further information on Adjusted FAD see Performance and Liquidity Measures.

Share Repurchases

We repurchased 1,472,369 common shares for approximately $49 million (including transaction fees) during first quarter 2024 and we repurchased 1,115,560 common shares for approximately $35 million (including transaction fees) during first quarter 2023 under the 2021 Repurchase Program. There were no unsettled shares as of March 31, 2024 and 13,866 unsettled shares (approximately $1 million) as of December 31, 2023. Refer to Note 4: Net Earnings Per Share and Share Repurchases for further information.

PERFORMANCE AND LIQUIDITY MEASURES

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

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2024	MARCH 2023	2024 VS. 2023
Adjusted EBITDA by Segment:
Timberlands	$144	$188	$(44)
Real Estate & ENR	94	89	5
Wood Products	184	148	36
	422	425	(3)
Unallocated Items	(70)	(30)	(40)
Adjusted EBITDA	$352	$395	$(43)

We reconcile Adjusted EBITDA to net earnings for the consolidated company and to operating income (loss) for the business segments, as those are the most directly comparable U.S. GAAP measures for each.

The table below reconciles Adjusted EBITDA for the quarter ended March 31, 2024:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$114
Interest expense, net of capitalized interest					67
Income taxes					20
Net contribution (charge) to earnings	$80	$60	$128	$(67)	$201
Non-operating pension and other post-employment benefit costs	—	—	—	11	11
Interest income and other	—	—	—	(16)	(16)
Operating income (loss)	80	60	128	(72)	196
Depreciation, depletion and amortization	64	3	56	2	125
Basis of real estate sold	—	31	—	—	31
Adjusted EBITDA	$144	$94	$184	$(70)	$352

The table below reconciles Adjusted EBITDA for the quarter ended March 31, 2023:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$151
Interest expense, net of capitalized interest					66
Income taxes					22
Net contribution (charge) to earnings	$120	$53	$95	$(29)	$239
Non-operating pension and other post-employment benefit costs	—	—	—	9	9
Interest income and other	—	—	—	(12)	(12)
Operating income (loss)	120	53	95	(32)	236
Depreciation, depletion and amortization	68	3	53	2	126
Basis of real estate sold	—	33	—	—	33
Adjusted EBITDA	$188	$89	$148	$(30)	$395

Adjusted FAD

We use Adjusted Funds Available for Distribution (Adjusted FAD) to evaluate the company’s liquidity and measure cash generated during the period (net of capital expenditures and significant non-recurring items) that is available for dividends, repurchases of common shares, debt reduction, acquisitions and other discretionary and nondiscretionary capital allocation activities. Adjusted FAD should not be considered in isolation from, and is not intended to represent an alternative to, our results reported in accordance with U.S. GAAP. However, we believe the measure provides meaningful supplemental information for our investors about our liquidity. Adjusted FAD, as we define it, is net cash from operations adjusted for capital expenditures and significant non-recurring items. Our definition of Adjusted FAD may be different from similarly titled measures reported by other companies, including those in our industry. We reconcile Adjusted FAD to net cash from operations, as that is the most directly comparable U.S. GAAP measure.

The table below reconciles Adjusted FAD to net cash from operations:

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2024	MARCH 2023
Net cash from operations	$124	$126
Capital expenditures	(79)	(71)
Adjusted FAD	$45	$55
Net cash from investing activities	$(77)	$(69)
Net cash from financing activities	$(308)	$(841)

CRITICAL ACCOUNTING POLICIES

There have been no significant changes during first quarter 2024 to the critical accounting policies presented in our 2023 Annual Report on Form 10-K.

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

Summary of Long-Term Debt Obligations as of March 31, 2024

DOLLAR AMOUNTS IN MILLIONS	2024	2025	2026	2027	2028	THEREAFTER	TOTAL(1)	FAIR VALUE
Fixed-rate debt	$—	$210	$1,022	$300	$—	$3,333	$4,865	$4,775
Average interest rate	—%	8.31%	5.52%	6.95%	—%	4.82%	5.25%	N/A
Variable-rate debt(2)	$—	$—	$—	$—	$250	$—	$250	$250
(1)
Excludes $44 million of unamortized discounts and capitalized debt expense.
(2)
As of March 31, 2024, the interest rate for our variable-rate debt was 7.28 percent, excluding estimated patronage refunds.

Item 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The company’s principal executive officer and principal financial officer have concluded that the company’s disclosure controls and procedures were effective as of March 31, 2024, based on an evaluation of the company’s disclosure controls and procedures as of that date.

CHANGES IN INTERNAL CONTROLS

No changes occurred in the company’s internal control over financial reporting during first quarter 2024 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

Item 1A. RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our 2023 Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases of common stock made by the company during first quarter 2024:

COMMON SHARE REPURCHASES DURING FIRST QUARTER 2024	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS
January 1 – January 31	136,247	$33.03	136,247	$247,298,679
February 1 – February 29	823,395	$33.04	823,395	$220,090,994
March 1 – March 31	512,727	$34.41	512,727	$202,445,908
Total	1,472,369	$33.52	1,472,369

On September 22, 2021, we announced that our board had approved a new share repurchase program (the 2021 Repurchase Program) under which we are authorized to repurchase up to $1 billion of outstanding shares. Concurrently, the board terminated the remaining repurchase authorization under the 2019 Repurchase Program.

During first quarter 2024, we repurchased 1,472,369 shares for approximately $49 million (including transaction fees) under the 2021 Repurchase Program in open-market transactions. Transaction fees incurred for repurchases are not counted as use of funds authorized for repurchases under the 2021 Repurchase Program. As of March 31, 2024, we had remaining authorization of $202 million for future stock repurchases.

Item 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During first quarter 2024, one of the company's "officers" (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. Russell S. Hagen, senior vice president and chief development officer, adopted a plan on March 8, 2024 to sell an aggregate 40,065 shares of common stock. Mr. Hagen's plan expires when all of the shares are sold or on June 10, 2025, whichever occurs first.

Item 6. EXHIBITS

10.1

Form of Weyerhaeuser Company 2022 Long-Term Incentive Plan Performance Share Unit Award Terms and Conditions for Plan Year 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 24, 2024 – Commission File Number 1-4825)

10.2

Form of Weyerhaeuser Company 2022 Long-Term Incentive Plan Restricted Stock Unit Award Terms and Conditions for Plan Year 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 24, 2024 – Commission File Number 1-4825)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYERHAEUSER COMPANY
(Registrant)

Date: April 26, 2024	By:	/s/ David M. Wold
David M. Wold
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)