Form 10-Q
period 2024-06-30
WEYERHAEUSER CO
filed 2024-07-26
CIK 106535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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

As of July 22, 2024, 727,315 thousand shares of the registrant’s common stock ($1.25 par value) were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	JUNE 2024	JUNE 2023	JUNE 2024	JUNE 2023
Net sales (Note 3)	$1,939	$1,997	$3,735	$3,878
Costs of sales	1,535	1,528	2,976	3,040
Gross margin	404	469	759	838
Selling expenses	22	22	44	44
General and administrative expenses	116	108	236	209
Other operating (income) costs, net (Note 13)	(4)	20	13	30
Operating income	270	319	466	555
Non-operating pension and other post-employment benefit costs (Note 6)	(10)	(12)	(21)	(21)
Interest income and other	13	18	29	30
Interest expense, net of capitalized interest	(67)	(70)	(134)	(136)
Earnings before income taxes	206	255	340	428
Income taxes (Note 14)	(33)	(25)	(53)	(47)
Net earnings	$173	$230	$287	$381

Earnings per share, basic and diluted (Note 4)	$0.24	$0.31	$0.39	$0.52
Weighted average shares outstanding (in thousands) (Note 4):
Basic	729,026	732,021	729,534	732,599
Diluted	729,341	732,362	729,950	732,961

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2024	JUNE 2023	JUNE 2024	JUNE 2023
Net earnings	$173	$230	$287	$381
Other comprehensive income:
Foreign currency translation adjustments	(5)	7	(14)	7
Changes in unamortized actuarial loss, net of tax expense of $2, $2, $6 and $4	7	7	15	14
Changes in unamortized net prior service credit, net of tax benefit of $0, $1, $0 and $1	—	1	—	1
Total other comprehensive income	2	15	1	22
Total comprehensive income	$175	$245	$288	$403

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PAR VALUE	JUNE 30, 2024	DECEMBER 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$997	$1,164
Receivables, net	410	354
Receivables for taxes	10	10
Inventories (Note 5)	614	566
Prepaid expenses and other current assets	152	219
Total current assets	2,183	2,313
Property and equipment, less accumulated depreciation of $3,970 and $3,901	2,240	2,269
Construction in progress	303	270
Timber and timberlands at cost, less depletion	11,475	11,528
Minerals and mineral rights, less depletion	194	200
Deferred tax assets	13	15
Other assets	392	388
Total assets	$16,800	$16,983
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt (Note 8)	$210	$—
Accounts payable	281	287
Accrued liabilities (Note 7)	504	501
Total current liabilities	995	788
Long-term debt, net (Note 8)	4,862	5,069
Deferred tax liabilities	87	81
Deferred pension and other post-employment benefits (Note 6)	460	461
Other liabilities	351	348
Total liabilities	6,755	6,747
Commitments and contingencies (Note 10)
Equity:
Common shares: $1.25 par value; authorized 1,360 million shares; issued and outstanding: 727,519 thousand shares at June 30, 2024 and 729,753 thousand shares at December 31, 2023	910	912
Other capital	7,530	7,608
Retained earnings	1,897	2,009
Accumulated other comprehensive loss (Note 11)	(292)	(293)
Total equity	10,045	10,236
Total liabilities and equity	$16,800	$16,983

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2024	JUNE 2023
Cash flows from operations:
Net earnings	$287	$381
Noncash charges to earnings:
Depreciation, depletion and amortization	251	252
Basis of real estate sold	70	46
Pension and other post-employment benefits (Note 6)	31	32
Share-based compensation expense (Note 12)	22	17
Other	4	2
Change in:
Receivables, net	(57)	(105)
Receivables and payables for taxes	13	27
Inventories	(53)	14
Prepaid expenses and other current assets	33	8
Accounts payable and accrued liabilities	(14)	(30)
Pension and post-employment benefit contributions and payments	(9)	(11)
Other	(22)	(11)
Net cash from operations	556	622
Cash flows from investing activities:
Capital expenditures for property and equipment	(139)	(119)
Capital expenditures for timberlands reforestation	(31)	(33)
Acquisitions of timberlands (Note 15)	(53)	(2)
Purchase of short-term investments	—	(664)
Other	3	—
Net cash from investing activities	(220)	(818)
Cash flows from financing activities:
Cash dividends on common shares	(394)	(938)
Net proceeds from issuance of long-term debt (Note 8)	—	743
Repurchases of common shares (Note 4)	(99)	(85)
Other	(10)	(10)
Net cash from financing activities	(503)	(290)
Net change in cash, cash equivalents and restricted cash	(167)	(486)
Cash, cash equivalents and restricted cash at beginning of period	1,164	1,581
Cash, cash equivalents and restricted cash at end of period	$997	$1,095
Cash paid during the period for:
Interest, net of amount capitalized of $5 and $3	$126	$127
Income taxes, net of refunds	$38	$18

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	JUNE 2024	JUNE 2023	JUNE 2024	JUNE 2023
Common shares:
Balance at beginning of period	$912	$916	$912	$916
Issued for exercise of stock options and vested units	—	1	2	2
Repurchases of common shares (Note 4)	(2)	(3)	(4)	(4)
Balance at end of period	910	914	910	914
Other capital:
Balance at beginning of period	7,566	7,662	7,608	7,691
Issued for exercise of stock options	1	—	3	2
Repurchases of common shares (Note 4)	(48)	(47)	(95)	(81)
Share-based compensation	12	9	22	17
Other transactions, net	(1)	—	(8)	(5)
Balance at end of period	7,530	7,624	7,530	7,624
Retained earnings:
Balance at beginning of period	1,870	1,738	2,009	2,389
Net earnings	173	230	287	381
Dividends on common shares	(146)	(140)	(399)	(942)
Balance at end of period	1,897	1,828	1,897	1,828
Accumulated other comprehensive loss:
Balance at beginning of period	(294)	(240)	(293)	(247)
Other comprehensive income	2	15	1	22
Balance at end of period (Note 11)	(292)	(225)	(292)	(225)
Total equity:
Balance at end of period	$10,045	$10,141	$10,045	$10,141

Dividends paid per common share	$0.20	$0.19	$0.54	$1.28

See accompanying Notes to Consolidated Financial Statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE QUARTERS AND YEAR-TO-DATE PERIODS ENDED JUNE 30, 2024 AND 2023

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
●
Wood Products – Structural lumber, oriented strand board, engineered wood products and building materials distribution.

A reconciliation of our business segment information to the respective information in the Consolidated Statement of Operations is as follows:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2024	JUNE 2023	JUNE 2024	JUNE 2023
Sales to unaffiliated customers:
Timberlands	$409	$417	$796	$879
Real Estate & ENR	109	80	216	181
Wood Products	1,421	1,500	2,723	2,818
	1,939	1,997	3,735	3,878
Intersegment sales:
Timberlands	146	150	280	292

Total sales	2,085	2,147	4,015	4,170
Intersegment eliminations	(146)	(150)	(280)	(292)
Total	$1,939	$1,997	$3,735	$3,878
Net contribution (charge) to earnings:
Timberlands	$81	$104	$161	$224
Real Estate & ENR	59	52	119	105
Wood Products	196	218	324	313
	336	374	604	642
Unallocated items(1)	(63)	(49)	(130)	(78)
Net contribution to earnings	273	325	474	564
Interest expense, net of capitalized interest	(67)	(70)	(134)	(136)
Earnings before income taxes	206	255	340	428
Income taxes	(33)	(25)	(53)	(47)
Net earnings	$173	$230	$287	$381
(1)
Unallocated items are gains or charges not related to, or allocated to, an individual operating segment. They include all or a portion of items such as share-based compensation, pension and post-employment costs, elimination of intersegment profit in inventory and LIFO, foreign exchange transaction gains and losses, interest income and other.

NOTE 3: REVENUE RECOGNITION

A reconciliation of revenue recognized by our major products:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2024	JUNE 2023	JUNE 2024	JUNE 2023
Net sales to unaffiliated customers:
Timberlands segment
Delivered logs:
West
Domestic sales	$97	$101	$191	$194
Export grade sales	108	105	190	241
Subtotal West	205	206	381	435
South	153	162	304	330
North	9	7	22	24
Subtotal delivered logs sales	367	375	707	789
Stumpage and pay-as-cut timber	13	15	24	31
Recreational and other lease revenue	19	17	38	35
Other(1)	10	10	27	24
Net sales attributable to Timberlands segment	409	417	796	879
Real Estate & ENR segment
Real estate	78	47	161	119
Energy and natural resources	31	33	55	62
Net sales attributable to Real Estate & ENR segment	109	80	216	181
Wood Products segment
Structural lumber	499	573	963	1,088
Oriented strand board	288	215	543	423
Engineered solid section	191	215	368	384
Engineered I-joists	107	126	206	213
Softwood plywood	42	44	83	85
Medium density fiberboard	42	42	81	80
Complementary building products	176	204	317	367
Other(2)	76	81	162	178
Net sales attributable to Wood Products segment	1,421	1,500	2,723	2,818
Total net sales	$1,939	$1,997	$3,735	$3,878
(1)
Other Timberlands sales include sales of seeds and seedlings from our nursery operations as well as wood chips.
(2)
Other Wood Products sales include wood chips, other byproducts and third-party residual log sales from our Canadian Forestlands operations.

NOTE 4: NET EARNINGS PER SHARE AND SHARE REPURCHASES

Our basic and diluted earnings per share were:

●
$0.24 during second quarter 2024 and $0.39 during year-to-date 2024;
●
$0.31 during second quarter 2023 and $0.52 during year-to-date 2023.

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

	QUARTER ENDED		YEAR-TO-DATE ENDED
SHARES IN THOUSANDS	JUNE 2024	JUNE 2023	JUNE 2024	JUNE 2023
Weighted average common shares outstanding – basic	729,026	732,021	729,534	732,599
Dilutive potential common shares:
Stock options	106	111	125	124
Restricted stock units	158	20	140	23
Performance share units	51	210	151	215
Total effect of outstanding dilutive potential common shares	315	341	416	362
Weighted average common shares outstanding – dilutive	729,341	732,362	729,950	732,961

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

	QUARTER ENDED		YEAR-TO-DATE ENDED
SHARES IN THOUSANDS	JUNE 2024	JUNE 2023	JUNE 2024	JUNE 2023
Stock options	607	787	607	787
Performance share units	946	682	946	682

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

We repurchased 1,669,145 common shares for approximately $50 million (including transaction fees) under the 2021 Repurchase Program during second quarter 2024 and 3,141,514 common shares for approximately $99 million (including transaction fees) under the 2021 Share Repurchase Program during year-to-date 2024. As of June 30, 2024, we had remaining authorization of $152 million for future share repurchases. During year-to-date 2023, we repurchased 2,805,434 common shares for approximately $85 million (including transaction fees) under the 2021 Repurchase Program.

All common stock repurchases under the 2021 Repurchase Program were made in open-market transactions. We record share repurchases upon trade date as opposed to the settlement date when cash is disbursed. We record a liability for repurchases that have not yet been settled as of period end. There were 15,765 unsettled shares (approximately $1 million) as of June 30, 2024 and 13,866 unsettled shares (approximately $1 million) as of December 31, 2023.

NOTE 5: INVENTORIES

Inventories include raw materials, work-in-process and finished goods, as well as materials and supplies.

DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2024	DECEMBER 31, 2023
LIFO inventories:
Logs	$16	$29
Lumber, plywood, oriented strand board and fiberboard	90	77
Other products	13	12
Moving average cost or FIFO inventories:
Logs	49	49
Lumber, plywood, oriented strand board, fiberboard and engineered wood products	143	115
Other products	144	134
Materials and supplies	159	150
Total	$614	$566

LIFO – the last-in, first-out method – applies to major inventory products held at our U.S. locations. The moving average cost method or FIFO – the first-in, first-out method – applies to the balance of our U.S. raw material and product inventories, all material and supply inventories and all foreign inventories.

NOTE 6: PENSION AND OTHER POST-EMPLOYMENT BENEFIT PLANS

The components of net periodic benefit cost are:

	PENSION
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2024	JUNE 2023	JUNE 2024	JUNE 2023
Service cost	$5	$5	$10	$11
Interest cost	29	29	58	59
Expected return on plan assets	(30)	(30)	(61)	(60)
Amortization of actuarial loss	9	11	20	19
Amortization of prior service cost	1	1	1	1
Total net periodic benefit cost – pension	$14	$16	$28	$30

	OTHER POST-EMPLOYMENT BENEFITS
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2024	JUNE 2023	JUNE 2024	JUNE 2023
Interest cost	$1	$1	$2	$2
Amortization of actuarial loss	—	1	1	1
Amortization of prior service credit	—	(1)	—	(1)
Total net periodic benefit cost – other post-employment benefits	$1	$1	$3	$2

For the periods presented, service cost is included in “Costs of sales,” “Selling expenses,” and “General and administrative expenses” with the remaining components included in “Non-operating pension and other post-employment benefit costs” in the Consolidated Statement of Operations.

Fair Value of Pension Plan Assets and Obligations

In our year-end reporting process, we estimate the fair value of pension plan assets based upon the information available at that time. For certain assets, primarily private equity funds, the information available consists of net asset values as of an interim date, cash flows between the interim date and the end of the year and market events. We evaluate the year-end estimated fair value of pension plan assets in second quarter of each year to incorporate final net asset values reflected in financial statements received after we have filed our Annual Report on Form 10-K. No adjustments to the fair value of assets or projected benefit obligations were necessary during second quarter 2024.

NOTE 7: ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2024	DECEMBER 31, 2023
Compensation and employee benefit costs	$158	$173
Current portion of lease liabilities	21	19
Customer rebates, volume discounts and deferred income	140	124
Interest	62	63
Taxes payable	53	31
Other	70	91
Total	$504	$501

NOTE 8: LONG-TERM DEBT AND LINE OF CREDIT

In May 2023, we completed an offering of debt securities by issuing $750 million of 4.750 percent notes due in May 2026. The net proceeds after deducting the discount, underwriting fees and issuance costs were $743 million.

In March 2023, we refinanced and extended our $1.5 billion five-year senior unsecured revolving credit facility, which expires in March 2028. Borrowings will bear interest at a floating rate based on either the adjusted term Secured Overnight Financing Rate (SOFR) plus a spread or a mutually agreed upon base rate plus a spread. We had no outstanding borrowings on our credit facility as of June 30, 2024 and December 31, 2023.

NOTE 9: FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value and carrying value of our long-term debt consisted of the following:

	JUNE 30, 2024		DECEMBER 31, 2023
DOLLAR AMOUNTS IN MILLIONS	CARRYING VALUE	FAIR VALUE (LEVEL 2)	CARRYING VALUE	FAIR VALUE (LEVEL 2)
Long-term debt (including current maturities) and line of credit:
Fixed rate	$4,823	$4,718	$4,820	$4,853
Variable rate	249	250	249	250
Total debt	$5,072	$4,968	$5,069	$5,103

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

As of June 30, 2024, our total accrual for future estimated remediation costs on active Superfund sites and other sites for which we are potentially responsible was approximately $79 million. These amounts are recorded in "Accrued liabilities" and "Other liabilities" on our Consolidated Balance Sheet.

NOTE 11: ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in amounts included in our accumulated other comprehensive loss by component are:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2024	JUNE 2023	JUNE 2024	JUNE 2023
Pension(1)
Balance at beginning of period	$(506)	$(451)	$(515)	$(458)
Other comprehensive (loss) income before reclassifications	—	(2)	1	(1)
Amounts reclassified from accumulated other comprehensive loss to earnings(2)	8	9	16	15
Total other comprehensive income	8	7	17	14
Balance at end of period	$(498)	$(444)	$(498)	$(444)
Other post-employment benefits(1)
Balance at beginning of period	$23	$20	$24	$20
Other comprehensive (loss) income before reclassifications	(1)	1	(3)	1
Amounts reclassified from accumulated other comprehensive loss to earnings(2)	—	—	1	—
Total other comprehensive (loss) income	(1)	1	(2)	1
Balance at end of period	$22	$21	$22	$21
Translation adjustments and other
Balance at beginning of period	$189	$191	$198	$191
Translation adjustments	(5)	7	(14)	7
Total other comprehensive (loss) income	(5)	7	(14)	7
Balance at end of period	184	198	184	198
Accumulated other comprehensive loss, end of period	$(292)	$(225)	$(292)	$(225)
(1)
Amounts presented are net of tax.
(2)
Amounts of actuarial loss and prior service (cost) credit are components of net periodic benefit cost. See Note 6: Pension and Other Post-Employment Benefit Plans.

NOTE 12: SHARE-BASED COMPENSATION

Share-based compensation activity during year-to-date 2024 included the following:

SHARES IN THOUSANDS	GRANTED	VESTED
Restricted stock units (RSUs)	915	684
Performance share units (PSUs)	412	317

A total of 746 thousand shares of common stock were issued as a result of RSU and PSU vestings.

Restricted Stock Units

The weighted average fair value of the RSUs granted in 2024, calculated as an average of the high and low prices on grant date, was $32.92. The vesting provisions for RSUs granted in 2024 were consistent with prior year grants.

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

Weighted Average Assumptions Used in Estimating the Value of Performance Share Units Granted in 2024

PERFORMANCE SHARE UNITS
Performance period	2/09/2024 – 12/31/2026
Valuation date closing stock price	$33.28
Risk-free rate	4.19% – 4.27%
Expected volatility	21.50% – 27.60%

NOTE 13: OTHER OPERATING (INCOME) COSTS, NET

Other operating (income) costs, net were comprised of the following:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2024	JUNE 2023	JUNE 2024	JUNE 2023
Environmental remediation charges	$4	$12	$6	$13
Foreign exchange losses (gains), net	1	(3)	1	(2)
Litigation expense, net	12	1	18	2
Product remediation recovery	(25)	—	(25)	—
Research and development expenses	3	1	4	3
Other, net	1	9	9	14
Total other operating (income) costs, net	$(4)	$20	$13	$30

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

NOTE 15: TIMBERLAND ACQUISITIONS

On July 25, 2024, we announced acquisitions totaling 84 thousand acres of Alabama timberlands for approximately $244 million. The first transaction was completed on May 30, 2024 and was comprised of 13 thousand acres for approximately $48 million. We recorded $47 million of timberland assets in "Timber and timberlands at cost, less depletion" and $1 million of related assets in "Property and equipment, net" on our Consolidated Balance Sheet. The remaining transactions are subject to customary closing conditions and are expected to close in second half 2024.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This report contains statements concerning our future results and performance that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include, without limitation, statements relating to: our expected future financial and operating performance; our plans, strategies, intentions and expectations; our capital structure and the sufficiency of our liquidity position to meet future cash requirements; our cash dividend framework, including our target percentage return to shareholders of Adjusted Funds Available for Distribution, including expected supplemental cash dividends and future share repurchases; compliance with covenants in our debt agreements; our expectations concerning our contingent liabilities and the sufficiency of related reserves and accruals including, but not limited to, cost estimates of future litigation and environmental remediation; our provision for income taxes; expected capital expenditures; expected returns on pension plan assets; market and general economic conditions, including related influencing factors such as the trajectory of U.S. housing activity, repair and remodel activity, inflation trends and interest rates; expected adjustments to our lumber production in third quarter 2024; our expectations about our future opportunities in emerging carbon credit and carbon capture and storage markets; assumptions used in valuing incentive compensation and related expense and pending timberland acquisition transactions.

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often involve use of words such as “anticipate,” “believe,” “committed,” "continue,” “estimate,” “expect,” “foreseeable,” “maintain,” “may,” "plan," “potential,” and “will,” or similar words or terminology. They may use the positive, negative or another variation of those and similar words. These forward-looking statements are based on our current expectations and assumptions and are not guarantees of future events or performance. The realization of our expectations and the accuracy of our assumptions are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. There is no guarantee that any of the events anticipated by our forward-looking statements will occur. If any of the events occur, there is no guarantee what effect it will have on our operations, cash flows, or financial condition. We undertake no obligation to update our forward-looking statements after the date of this report. The factors listed below, as well as other factors not described herein because they are not currently known to us or we currently judge them to be immaterial, may cause our actual results to differ significantly from our forward-looking statements:

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

Over the first half of the year, home sales and building activity moderated in part due to continued elevated mortgage interest rates, reduced affordability and general macroeconomic conditions. Specifically, multi-family construction has been hampered by a large supply of recently completed projects as well as higher interest rates and other factors constraining the underwriting of proposed projects. In contrast, new single-family home construction has remained resilient, as existing homeowners continued to be constrained by the lock-in effect of lower mortgage rates. On a seasonally adjusted annual basis, as reported by the U.S. Census Bureau, housing starts for second quarter 2024 averaged 1.35 million units, a 4.2 percent decrease from first quarter 2024. Single-family starts averaged 1.0 million units in second quarter 2024, a 5.2 percent decrease from first quarter 2024. Multi-family starts averaged 342 thousand units in second quarter 2024, which was a 1.0 percent decrease from first quarter 2024. Single-family construction is the primary driver for our business as compared to multi-family due to the amount of wood products used. Sales of newly built, single-family homes averaged a seasonally adjusted annual rate of 656 thousand units for second quarter 2024, a decrease of 1.1 percent from first quarter 2024, with slower activity primarily due to high mortgage rates. Over the medium to long-term, we expect a favorable U.S. housing construction market supported by strong demographics in the key home buying age cohorts, a decade of under building and historically low housing inventory.

Repair and remodeling expenditures increased by 1.1 percent from first quarter 2024 to second quarter 2024 according to the Census Bureau Advance Retail Spending report. While there continues to be steady demand due to growing home equity and the lock-in effect of having lower mortgage rates compared to current rates, many homeowners have become more cautious in discretionary spending on large projects. Additionally, some repair and remodeling activity was accelerated during the pandemic which has had an impact on the level of spending. This softness has been reflected in both the do-it-yourself (DIY) and professionally built segments. Over the longer term, we expect this sector to resume pre-pandemic growth trends with healthy household balance sheets, elevated home equity and an aging U.S. housing stock, with a median age of 43 years.

In U.S. wood product markets, demand for lumber and OSB was influenced by cautious buyer sentiment during the second quarter of 2024. As the quarter progressed, demand was mixed as continued strength in single-family housing starts was offset by weaker multi-family construction and repair and remodel activity. The Random Lengths Framing Lumber Composite price averaged $384/MBF and the OSB Composite averaged $487/MSF in second quarter 2024. Over the course of the second quarter, composite prices for lumber decreased from $422/MBF to $366/MBF and composite prices for OSB decreased from $603/MSF to $352/MSF. Lumber markets have been particularly challenged due to an imbalance of supply and demand, which has resulted in a sustained, weak pricing environment. In light of these conditions, Weyerhaeuser expects to reduce its lumber production by 5 to 10 percent in third quarter 2024. This reduction is inclusive of the company's decision to indefinitely curtail its lumber mill in New Bern, North Carolina. The company will continue to assess its operating rates in light of current market conditions on a go-forward basis.

In Western log markets, Douglas fir sawlog prices decreased 4.9 percent in second quarter 2024 compared with first quarter 2024, as reported by Fastmarkets RISI Log Lines based on Weyerhaeuser’s sales mix. Overall, domestic log demand and prices faced downward pressure through the quarter, as mills continued to adjust to a soft lumber market and worked through elevated log inventories. In the South, delivered sawlog prices decreased 1.0 percent in second quarter 2024 compared to first quarter 2024 and declined 1.7 percent from second quarter 2023 as reported by TimberMart-South. While there continued to be demand for logs across the region and markets generally had ample log supply, a number of mills faced elevated inventories and were adjusting operations due to lower lumber prices.

Currency exchange rates, available supply from other countries and trade policy affect our export businesses. During second quarter 2024, end use demand in export markets moderated. In Japan, total housing starts decreased 4.0 percent year to date through May compared to the same period in 2023, while the key Post and Beam segment saw a 4.4 percent decrease. Lumber imports to Japan from Europe were reduced due to supply chain costs, which provided some support for log sales. China’s weaker end use demand for logs and lumber led to a decrease in pricing for logs from the West.

Interest rates affect our business primarily through their impact on mortgage rates and housing affordability, their general impact on the economy and their influence on our capital management activities. Actions by the U.S. Federal Reserve, the overall condition of the economy and fluctuations in financial markets are all factors that influence long-term interest rates. 30-year mortgage rates, which are correlated with long-term interest rates, increased from 6.8 percent at the end of first quarter 2024 to 6.9 percent at the end of second quarter 2024, according to economic data from Freddie Mac. Many builders have been able to offset higher mortgage rates through discounts, mortgage rate buydowns and modifying product offerings such as home sizes and finishes. Higher rates have also locked-in many existing homeowners from selling, reducing inventories of existing homes for sale which has led to increased demand for available new homes.

Increased inflation affects the cost of our operations across each of our business segments, including costs for raw materials, transportation, energy and labor. The Consumer Price Index increased at an annual rate of 3.0 percent as of June 2024, which is markedly down from its peak of over 9.0 percent in June 2022. While we can offset some of the impacts of inflation through our sales activities, operational excellence initiatives and procurement practices, not all of the costs associated with inflation can be fully mitigated or passed on to the consumer.

The condition of the labor market affects all of our businesses as it relates to our ability to attract and retain employees and contractors. The unemployment rate of 4.1 percent in June 2024 has increased moderately above historically low levels and increased 0.3 percent from the end of first quarter 2024.

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

CONSOLIDATED RESULTS

How We Did Second Quarter 2024 and Year-to-Date 2024

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	JUNE 2024	JUNE 2023	2024 VS. 2023	JUNE 2024	JUNE 2023	2024 VS. 2023
Net sales	$1,939	$1,997	$(58)	$3,735	$3,878	$(143)
Costs of sales	$1,535	$1,528	$7	$2,976	$3,040	$(64)
Operating income	$270	$319	$(49)	$466	$555	$(89)
Net earnings	$173	$230	$(57)	$287	$381	$(94)
Earnings per share, basic and diluted	$0.24	$0.31	$(0.07)	$0.39	$0.52	$(0.13)

Comparing Second Quarter 2024 with Second Quarter 2023

Net sales

Net sales decreased $58 million – 3 percent – primarily due to a $79 million decrease in Wood Products net sales to unaffiliated customers attributable to decreased sales realizations and sales volumes across most product lines, partially offset by a $29 million increase in Real Estate, Energy and Natural Resources net sales attributable to an increase in acres sold.

Costs of sales

Costs of sales increased $7 million – less than 1 percent – primarily due to an increase in acres sold in our Real Estate, Energy and Natural Resources segment, partially offset by decreased sales volumes across most product lines in our Wood Products segment.

Operating income

Operating income decreased $49 million – 15 percent – primarily due to a $65 million decrease in consolidated gross margin (see discussion of components above), partially offset by a $25 million product remediation recovery recorded in second quarter 2024 (refer to Note 13: Other Operating (Income) Costs, Net).

Net earnings

Net earnings decreased $57 million – 25 percent – primarily due to the $49 million decrease in operating income, as discussed above, as well as an $8 million increase in income tax expense (refer to Income Taxes).

Comparing Year-to-Date 2024 with Year-to-Date 2023

Net sales

Net sales decreased $143 million – 4 percent – primarily due to a $95 million decrease in Wood Products net sales to unaffiliated customers attributable to decreased sales realizations across most product lines, as well as an $83 million decrease in Timberlands net sales to unaffiliated customers attributable to decreased sales volumes and sales realizations.

Costs of sales

Costs of sales decreased $64 million – 2 percent – primarily due to decreased sales volumes for oriented strand board and structural lumber in our Wood Products segment.

Operating income

Operating income decreased $89 million – 16 percent – primarily due to a $79 million decrease in gross margin (see discussion of components above).

Net earnings

Net earnings decreased $94 million – 25 percent – primarily due to the $89 million decrease in operating income, as discussed above.

TIMBERLANDS

How We Did Second Quarter 2024 and Year-to-Date 2024

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2024	JUNE 2023	2024 VS. 2023	JUNE 2024	JUNE 2023	2024 VS. 2023
Net sales to unaffiliated customers:
Delivered logs:
West	$205	$206	$(1)	$381	$435	$(54)
South	153	162	(9)	304	330	(26)
North	9	7	2	22	24	(2)
Subtotal delivered logs sales	367	375	(8)	707	789	(82)
Stumpage and pay-as-cut timber	13	15	(2)	24	31	(7)
Recreational and other lease revenue	19	17	2	38	35	3
Other(1)	10	10	—	27	24	3
Subtotal net sales to unaffiliated customers	409	417	(8)	796	879	(83)
Intersegment sales	146	150	(4)	280	292	(12)
Total sales	$555	$567	$(12)	$1,076	$1,171	$(95)
Costs of sales	$450	$439	$11	$865	$900	$(35)
Operating income	$80	$104	$(24)	$160	$224	$(64)
Interest income and other	1	—	1	1	—	1
Net contribution to earnings	$81	$104	$(23)	$161	$224	$(63)
(1)
Other Timberlands sales include sales of seeds and seedlings from our nursery operations as well as wood chips.

Comparing Second Quarter 2024 with Second Quarter 2023

Net sales to unaffiliated customers

Net sales to unaffiliated customers decreased $8 million – 2 percent – primarily due to a $9 million decrease in Southern log sales attributable to a 4 percent decrease in sales volumes and a 2 percent decrease in sales realizations.

Intersegment sales

Intersegment sales decreased $4 million – 3 percent – primarily due to a 5 percent decrease in sales realizations, partially offset by a 2 percent increase in sales volumes.

Costs of sales

Costs of sales increased $11 million – 3 percent – primarily due to increased Western logging, hauling and freight costs.

Net contribution to earnings

Net contribution to earnings decreased $23 million – 22 percent – primarily due to the change in the components of gross margin, as discussed above.

Comparing Year-to-Date 2024 with Year-to-Date 2023

Net sales to unaffiliated customers

Net sales to unaffiliated customers decreased $83 million – 9 percent – primarily due to a $54 million decrease in Western log sales attributable to a 6 percent decrease in sales volumes and sales realizations, as well as a $26 million decrease in Southern log sales attributable to a 6 percent decrease in sales volumes and a 3 percent decrease in sales realizations.

Intersegment sales

Intersegment sales decreased $12 million – 4 percent – primarily due to a 4 percent decrease in sales realizations.

Costs of sales

Costs of sales decreased $35 million – 4 percent – primarily due to decreased Western third-party log purchases and decreased Southern sales volumes, partially offset by increased Western logging and hauling costs.

Net contribution to earnings

Net contribution to earnings decreased $63 million – 28 percent – primarily due to the change in the components of gross margin, as discussed above.

Third-Party Log Sales Volumes and Fee Harvest Volumes

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	JUNE 2024	JUNE 2023	2024 VS. 2023	JUNE 2024	JUNE 2023	2024 VS. 2023
Third-party log sales – tons:
West(1)	1,668	1,661	7	3,120	3,335	(215)
South	4,154	4,341	(187)	8,243	8,727	(484)
North	118	98	20	293	302	(9)
Total	5,940	6,100	(160)	11,656	12,364	(708)
Fee harvest volumes – tons:
West(1)	2,355	2,292	63	4,569	4,537	32
South	6,293	6,430	(137)	12,283	12,862	(579)
North	190	175	15	429	460	(31)
Total	8,838	8,897	(59)	17,281	17,859	(578)
(1)
Western logs are primarily transacted in thousand board feet (MBF) but are converted to ton equivalents for external reporting purposes.

REAL ESTATE, ENERGY AND NATURAL RESOURCES

How We Did Second Quarter 2024 and Year-to-Date 2024

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2024	JUNE 2023	2024 VS. 2023	JUNE 2024	JUNE 2023	2024 VS. 2023
Net sales:
Real estate	$78	$47	$31	$161	$119	$42
Energy and natural resources	31	33	(2)	55	62	(7)
Total	$109	$80	$29	$216	$181	$35
Costs of sales	$46	$21	$25	$87	$62	$25
Operating income and Net contribution to earnings	$59	$52	$7	$119	$105	$14

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

Comparing Second Quarter 2024 with Second Quarter 2023

Net sales

Net sales increased $29 million – 36 percent – primarily due to an increase in acres sold, partially offset by a decrease in average price per acre sold.

Costs of sales

Costs of sales increased $25 million – 119 percent – primarily due to an increase in acres sold.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings increased $7 million – 13 percent – primarily due to the change in the components of gross margin, as discussed above.

Comparing Year-to-Date 2024 with Year-to-Date 2023

Net sales

Net sales increased $35 million – 19 percent – primarily due to an increase in acres sold, partially offset by a decrease in average price per acre sold and a decrease in royalty income from our Energy and Natural Resources business.

Costs of sales

Costs of sales increased $25 million – 40 percent – primarily due to an increase in acres sold.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings increased $14 million – 13 percent – primarily due to the change in the components of gross margin, as discussed above.

REAL ESTATE SALES STATISTICS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
	JUNE 2024	JUNE 2023	2024 VS. 2023	JUNE 2024	JUNE 2023	2024 VS. 2023
Acres sold	37,665	9,281	28,384	57,439	30,034	27,405
Average price per acre	$2,062	$4,790	$(2,728)	$2,601	$3,720	$(1,119)

WOOD PRODUCTS

How We Did Second Quarter 2024 and Year-to-Date 2024

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2024	JUNE 2023	2024 VS. 2023	JUNE 2024	JUNE 2023	2024 VS. 2023
Net sales:
Structural lumber	$499	$573	$(74)	$963	$1,088	$(125)
Oriented strand board	288	215	73	543	423	120
Engineered solid section	191	215	(24)	368	384	(16)
Engineered I-joists	107	126	(19)	206	213	(7)
Softwood plywood	42	44	(2)	83	85	(2)
Medium density fiberboard	42	42	—	81	80	1
Complementary building products	176	204	(28)	317	367	(50)
Other products produced(1)	76	81	(5)	162	178	(16)
Total	$1,421	$1,500	$(79)	$2,723	$2,818	$(95)
Costs of sales	$1,185	$1,218	$(33)	$2,292	$2,377	$(85)
Operating income and Net contribution to earnings	$196	$218	$(22)	$324	$313	$11
(1)
Other products produced sales include wood chips, other byproducts and third-party residual log sales from our Canadian Forestlands operations.

Comparing Second Quarter 2024 with Second Quarter 2023

Net sales

Net sales decreased $79 million – 5 percent – primarily due to:

●
a $74 million decrease in structural lumber sales attributable to a 13 percent decrease in sales realizations;
●
a $28 million decrease in complementary building products sales attributable to decreased sales realizations and sales volumes across most products;
●
a $24 million decrease in engineered solid section sales attributable to a 9 percent decrease in sales realizations and
●
a $19 million decrease in engineered I-joist sales attributable to a 9 percent decrease in sales realizations, as well as a 7 percent decrease in sales volumes.

These decreases were partially offset by a $73 million increase in oriented strand board sales attributable to a 36 percent increase in sales realizations.

Costs of sales

Costs of sales decreased $33 million – 3 percent – primarily due to decreased sales volumes across most product lines.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings decreased $22 million – 10 percent – primarily due to the change in the components of gross margin, as discussed above, partially offset by a $25 million product remediation recovery recorded in second quarter 2024 (refer to Note 13: Other Operating (Income) Costs, Net).

Comparing Year-to-Date 2024 with Year-to-Date 2023

Net sales

Net sales decreased $95 million – 3 percent – primarily due to:

●
a $125 million decrease in structural lumber sales attributable to a 9 percent decrease in sales realizations, as well as a 3 percent decrease in sales volumes;
●
a $50 million decrease in complementary building products sales attributable to decreased sales realizations and sales volumes across most products;
●
a $16 million decrease in engineered solid section sales attributable to a 10 percent decrease in sales realizations, partially offset by a 7 percent increase in sales volumes and
●
a $16 million decrease in other products produced primarily attributable to decreased sales realizations for wood chips.

These decreases were partially offset by a $120 million increase in oriented strand board sales attributable to a 35 percent increase in sales realizations, partially offset by a 5 percent decrease in sales volumes.

Costs of sales

Costs of sales decreased $85 million – 4 percent – primarily due to decreased sales volumes for oriented strand board and structural lumber, as discussed above, as well as decreased raw material costs across most product lines.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings increased $11 million – 4 percent – primarily due to a $25 million product remediation recovery recorded in second quarter 2024 (refer to Note 13: Other Operating (Income) Costs, Net), partially offset by the change in the components of gross margin, as discussed above.

Third-Party Sales Volumes

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS(1)	JUNE 2024	JUNE 2023	2024 VS. 2023	JUNE 2024	JUNE 2023	2024 VS. 2023
Structural lumber – board feet	1,190	1,196	(6)	2,270	2,340	(70)
Oriented strand board – square feet (3/8”)	708	720	(12)	1,418	1,493	(75)
Engineered solid section – cubic feet	6.0	6.0	—	11.4	10.7	0.7
Engineered I-joists – lineal feet	41	44	(3)	78	71	7
Softwood plywood – square feet (3/8”)	90	94	(4)	171	177	(6)
Medium density fiberboard – square feet (3/4”)	36	31	5	69	60	9
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

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS	JUNE 2024	JUNE 2023	2024 VS. 2023	JUNE 2024	JUNE 2023	2024 VS. 2023
Structural lumber – board feet:
Production	1,163	1,164	(1)	2,248	2,307	(59)
Outside purchase	39	36	3	72	75	(3)
Total	1,202	1,200	2	2,320	2,382	(62)
Oriented strand board – square feet (3/8”):
Production	744	727	17	1,479	1,488	(9)
Outside purchase	18	19	(1)	38	36	2
Total	762	746	16	1,517	1,524	(7)
Engineered solid section – cubic feet:
Production	6.1	5.9	0.2	11.8	10.5	1.3
Outside purchase	3.5	4.0	(0.5)	6.3	6.0	0.3
Total	9.6	9.9	(0.3)	18.1	16.5	1.6
Engineered I-joists – lineal feet:
Production	41	38	3	84	63	21
Outside purchase	1	—	1	2	1	1
Total	42	38	4	86	64	22
Softwood plywood – square feet (3/8”):
Production	82	84	(2)	154	158	(4)
Outside purchase	8	11	(3)	17	23	(6)
Total	90	95	(5)	171	181	(10)
Medium density fiberboard – square feet (3/4"):
Production	34	33	1	68	67	1
Total	34	33	1	68	67	1

UNALLOCATED ITEMS

Unallocated items are gains or charges not related to, or allocated to, an individual operating segment. They include all or a portion of items such as share-based compensation, pension and post-employment costs, elimination of intersegment profit in inventory and LIFO, foreign exchange transaction gains and losses, interest income and other.

Net Charge to Earnings – Unallocated Items

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2024	JUNE 2023	2024 VS. 2023	JUNE 2024	JUNE 2023	2024 VS. 2023
Unallocated corporate function and variable compensation expense	$(37)	$(32)	$(5)	$(75)	$(59)	$(16)
Liability classified share-based compensation	3	(2)	5	2	(2)	4
Foreign exchange gain (loss)	—	2	(2)	(1)	1	(2)
Elimination of intersegment profit in inventory and LIFO	6	3	3	—	12	(12)
Other	(37)	(26)	(11)	(63)	(39)	(24)
Operating loss	(65)	(55)	(10)	(137)	(87)	(50)
Non-operating pension and other post-employment benefit costs	(10)	(12)	2	(21)	(21)	—
Interest income and other	12	18	(6)	28	30	(2)
Net charge to earnings	$(63)	$(49)	$(14)	$(130)	$(78)	$(52)

Comparing Second Quarter 2024 with Second Quarter 2023

Net charge to earnings increased $14 million – 29 percent – primarily due to:

●
a $6 million decrease in interest income and other, primarily attributable to a decrease in our cash and short-term investment accounts;
●
a $5 million increase in unallocated corporate function and variable compensation expense and
●
a $2 million decrease in foreign exchange gain.

Comparing Year-to-Date 2024 with Year-to-Date 2023

Net charge to earnings increased $52 million – 67 percent – primarily due to a $16 million increase in unallocated corporate function and variable compensation expense and a $12 million increase in elimination of intersegment profit in inventory and LIFO.

INTEREST EXPENSE

Our interest expense, net of capitalized interest, was:

●
$67 million for second quarter 2024 and $134 million year-to-date 2024;
●
$70 million for second quarter 2023 and $136 million year-to-date 2023.

Interest expense decreased by $3 million compared to second quarter 2023 and decreased by $2 million compared to year-to-date 2023 primarily due to a series of debt issuances and retirements during 2023 that decreased our average outstanding debt.

Refer to Note 8: Long-Term Debt and Line of Credit for further information.

INCOME TAXES

Our provision for income taxes was:

●
a $33 million expense for second quarter 2024 and $53 million year-to-date 2024;
●
a $25 million expense for second quarter 2023 and $47 million year-to-date 2023.

Our provision for income taxes is primarily driven by earnings generated by our TRSs. Income tax expense increased by $6 million compared to year-to-date 2023 primarily due to a $25 million product remediation recovery received during second quarter 2024.

Refer to Note 13: Other Operating (Income) Costs, Net and Note 14: Income Taxes for further information.

LIQUIDITY AND CAPITAL RESOURCES

We are committed to maintaining an appropriate capital structure that provides financial flexibility and enables us to protect the interests of our shareholders and meet our obligations to our lenders, while also maintaining access to all major financial markets. As of June 30, 2024, we had $997 million in cash and cash equivalents and $1.5 billion of availability on our line of credit, which expires in March 2028. We believe we have sufficient liquidity to meet our cash requirements for the foreseeable future.

CASH FROM OPERATIONS

Consolidated net cash from operations was:

●
$556 million for year-to-date 2024 and
●
$622 million for year-to-date 2023.

Net cash from operations decreased $66 million primarily due to decreased cash flows from our business operations, as well as a $20 million increase in cash paid for income taxes.

CASH FROM INVESTING ACTIVITIES

Consolidated net cash from investing activities was:

●
$(220) million for year-to-date 2024 and
●
$(818) million for year-to-date 2023.

Net cash from investing activities increased $598 million primarily due to a $664 million decrease in cash paid for short-term investments, partially offset by a $51 million increase in cash paid for acquisitions of timberlands.

Summary of Capital Spending by Business Segment

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2024	JUNE 2023
Timberlands	$52	$48
Wood Products	105	99
Unallocated Items	13	5
Total	$170	$152

We anticipate our capital expenditures for 2024 to be approximately $440 million. The amount we spend on capital expenditures could change.

CASH FROM FINANCING ACTIVITIES

Consolidated net cash from financing activities was:

●
$(503) million for year-to-date 2024 and
●
$(290) million for year-to-date 2023.

Net cash from financing activities decreased $213 million primarily due to a $743 million decrease in net proceeds from issuance of long-term debt, partially offset by a $544 million decrease in cash used for payments of dividends.

Line of Credit

We had no outstanding borrowings on our $1.5 billion five-year senior unsecured revolving credit facility as of June 30, 2024 or December 31, 2023. This credit facility expires in March 2028.

Refer to Note 8: Long-Term Debt and Line of Credit for further information.

Long-Term Debt

We have $210 million of long-term debt, with a weighted average interest rate of 8.314 percent, scheduled to mature during first quarter 2025.

In May 2023, we completed an offering of debt securities by issuing $750 million of 4.750 percent notes due in May 2026. The net proceeds after deducting the discount, underwriting fees and issuance costs were $743 million.

Refer to Note 8: Long-Term Debt and Line of Credit for further information.

Debt Covenants

As of June 30, 2024, Weyerhaeuser Company was in compliance with its debt covenants. There have been no significant changes to the debt covenants presented in our 2023 Annual Report on Form 10-K for our long-term debt instruments, and we expect to remain in compliance with our debt covenants for the foreseeable future.

Dividend Payments

We paid cash dividends on common shares of:

●
$394 million for year-to-date 2024 and
●
$938 million for year-to-date 2023.

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

Share Repurchases

We repurchased 1,669,145 common shares for approximately $50 million (including transaction fees) during second quarter 2024 and 3,141,514 common shares for approximately $99 million (including transaction fees) during year-to-date 2024 under the 2021 Repurchase Program. During second quarter 2023, we repurchased 1,689,874 common shares for approximately $50 million (including transaction fees) and 2,805,434 common shares for approximately $85 million (including transaction fees) during year-to-date 2023 under the 2021 Repurchase Program. There were 15,765 unsettled shares (approximately $1 million) as of June 30, 2024 and 13,866 unsettled shares (approximately $1 million) as of December 31, 2023. Refer to Note 4: Net Earnings Per Share and Share Repurchases for further information.

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

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2024	JUNE 2023	2024 VS. 2023	JUNE 2024	JUNE 2023	2024 VS. 2023
Adjusted EBITDA by Segment:
Timberlands	$147	$172	$(25)	$291	$360	$(69)
Real Estate & ENR	102	70	32	196	159	37
Wood Products	225	270	(45)	409	418	(9)
	474	512	(38)	896	937	(41)
Unallocated Items	(64)	(43)	(21)	(134)	(73)	(61)
Adjusted EBITDA	$410	$469	$(59)	$762	$864	$(102)

We reconcile Adjusted EBITDA to net earnings for the consolidated company and to operating income (loss) for the business segments, as those are the most directly comparable U.S. GAAP measures for each.

The table below reconciles Adjusted EBITDA for the quarter ended June 30, 2024:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$173
Interest expense, net of capitalized interest					67
Income taxes					33
Net contribution (charge) to earnings	$81	$59	$196	$(63)	$273
Non-operating pension and other post-employment benefit costs	—	—	—	10	10
Interest income and other	(1)	—	—	(12)	(13)
Operating income (loss)	80	59	196	(65)	270
Depreciation, depletion and amortization	67	4	54	1	126
Basis of real estate sold	—	39	—	—	39
Special items included in operating income (loss)(1)	—	—	(25)	—	(25)
Adjusted EBITDA	$147	$102	$225	$(64)	$410
(1)
Operating income (loss) for Wood Products includes a pretax special item consisting of a $25 million product remediation recovery.

The table below reconciles Adjusted EBITDA for the quarter ended June 30, 2023:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$230
Interest expense, net of capitalized interest					70
Income taxes					25
Net contribution (charge) to earnings	$104	$52	$218	$(49)	$325
Non-operating pension and other post-employment benefit costs	—	—	—	12	12
Interest income and other	—	—	—	(18)	(18)
Operating income (loss)	104	52	218	(55)	319
Depreciation, depletion and amortization	68	5	52	1	126
Basis of real estate sold	—	13	—	—	13
Special items included in operating income (loss)(1)	—	—	—	11	11
Adjusted EBITDA	$172	$70	$270	$(43)	$469
(1)
Operating income (loss) for Unallocated Items includes a pretax special item consisting of an $11 million noncash environmental remediation charge.

The table below reconciles Adjusted EBITDA for the year-to-date period ended June 30, 2024:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$287
Interest expense, net of capitalized interest					134
Income taxes					53
Net contribution (charge) to earnings	$161	$119	$324	$(130)	$474
Non-operating pension and other post-employment benefit costs	—	—	—	21	21
Interest income and other	(1)	—	—	(28)	(29)
Operating income (loss)	160	119	324	(137)	466
Depreciation, depletion and amortization	131	7	110	3	251
Basis of real estate sold	—	70	—	—	70
Special items included in operating income (loss)(1)	—	—	(25)	—	(25)
Adjusted EBITDA	$291	$196	$409	$(134)	$762
(1)
Operating income (loss) for Wood Products includes a pretax special item consisting of a $25 million product remediation recovery.

The table below reconciles Adjusted EBITDA for the year-to-date period ended June 30, 2023:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$381
Interest expense, net of capitalized interest					136
Income taxes					47
Net contribution (charge) to earnings	$224	$105	$313	$(78)	$564
Non-operating pension and other post-employment benefit costs	—	—	—	21	21
Interest income and other	—	—	—	(30)	(30)
Operating income (loss)	224	105	313	(87)	555
Depreciation, depletion and amortization	136	8	105	3	252
Basis of real estate sold	—	46	—	—	46
Special items included in operating income (loss)(1)	—	—	—	11	11
Adjusted EBITDA	$360	$159	$418	$(73)	$864
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

The table below reconciles Adjusted FAD to net cash from operations:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2024	JUNE 2023	JUNE 2024	JUNE 2023
Net cash from operations	$432	$496	$556	$622
Capital expenditures	(91)	(81)	(170)	(152)
FAD	341	415	386	470
Cash from product remediation recovery	(25)	—	(25)	—
Adjusted FAD	$316	$415	$361	$470
Net cash from investing activities	$(143)	$(749)	$(220)	$(818)
Net cash from financing activities	$(195)	$551	$(503)	$(290)

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

Net Earnings Before Special Items

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2024	JUNE 2023	JUNE 2024	JUNE 2023
Net earnings	$173	$230	$287	$381
Environmental remediation charge	—	8	—	8
Product remediation recovery	(19)	—	(19)	—
Net earnings before special items	$154	$238	$268	$389

Net Earnings per Diluted Share Before Special Items

	QUARTER ENDED		YEAR-TO-DATE ENDED
	JUNE 2024	JUNE 2023	JUNE 2024	JUNE 2023
Net earnings per diluted share	$0.24	$0.31	$0.39	$0.52
Environmental remediation charge	—	0.01	—	0.01
Product remediation recovery	(0.03)	—	(0.02)	—
Net earnings per diluted share before special items	$0.21	$0.32	$0.37	$0.53

CRITICAL ACCOUNTING ESTIMATES

There have been no significant changes during year-to-date 2024 to the critical accounting estimates presented in our 2023 Annual Report on Form 10-K.

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

Summary of Long-Term Debt Obligations as of June 30, 2024

DOLLAR AMOUNTS IN MILLIONS	2024	2025	2026	2027	2028	THEREAFTER	TOTAL(1)	FAIR VALUE
Fixed-rate debt	$—	$210	$1,022	$300	$—	$3,333	$4,865	$4,718
Average interest rate	—%	8.31%	5.52%	6.95%	—%	4.82%	5.25%	N/A
Variable-rate debt(2)	$—	$—	$—	$—	$250	$—	$250	$250
(1)
Excludes $43 million of unamortized discounts and capitalized debt expense.
(2)
As of June 30, 2024, the interest rate for our variable-rate debt was 7.29 percent, excluding estimated patronage refunds.

Item 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The company’s principal executive officer and principal financial officer have concluded that the company’s disclosure controls and procedures were effective as of June 30, 2024, based on an evaluation of the company’s disclosure controls and procedures as of that date.

CHANGES IN INTERNAL CONTROLS

No changes occurred in the company’s internal control over financial reporting during year-to-date 2024 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases of common stock made by the company during second quarter 2024:

COMMON SHARE REPURCHASES DURING SECOND QUARTER 2024	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS
April 1 – April 30	209,671	$31.94	209,671	$195,749,652
May 1 – May 31	522,048	$30.31	522,048	$179,928,242
June 1 – June 30	937,426	$29.32	937,426	$152,446,072
Total	1,669,145	$29.96	1,669,145

On September 22, 2021, we announced that our board had approved a new share repurchase program (the 2021 Repurchase Program) under which we are authorized to repurchase up to $1 billion of outstanding shares. Concurrently, the board terminated the remaining repurchase authorization under the 2019 Repurchase Program.

During second quarter 2024, we repurchased 1,669,145 shares for approximately $50 million (including transaction fees) under the 2021 Repurchase Program in open-market transactions. Transaction fees incurred for repurchases are not counted as use of funds authorized for repurchases under the 2021 Repurchase Program. As of June 30, 2024, we had remaining authorization of $152 million for future stock repurchases.

Item 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During second quarter 2024, one of the company's "officers" (as that term is defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

David M. Wold, senior vice president and chief financial officer, adopted a plan on April 30, 2024 to initiate the cashless exercise of 4,402 stock options which expire on February 12, 2025, and thereby sell on the open market 4,402 shares of common stock underlying the stock options at a designated strike price. Mr. Wold’s plan expires when all of the stock options are exercised and all of the underlying shares are sold or on February 12, 2025, whichever occurs first.

Item 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYERHAEUSER COMPANY
(Registrant)

Date: July 26, 2024	By:	/s/ David M. Wold
David M. Wold
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)