Form 10-Q
period 2024-09-30
WEYERHAEUSER CO
filed 2024-10-25
CIK 106535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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

As of October 21, 2024, 726,582 thousand shares of the registrant’s common stock ($1.25 par value) were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	SEPTEMBER 2024	SEPTEMBER 2023	SEPTEMBER 2024	SEPTEMBER 2023
Net sales (Note 3)	$1,681	$2,022	$5,416	$5,900
Costs of sales	1,431	1,520	4,407	4,560
Gross margin	250	502	1,009	1,340
Selling expenses	22	22	66	66
General and administrative expenses	122	107	358	316
Other operating costs, net (Note 13)	28	20	41	50
Operating income	78	353	544	908
Non-operating pension and other post-employment benefit costs (Note 6)	(10)	(12)	(31)	(33)
Interest income and other	14	24	43	54
Interest expense, net of capitalized interest	(69)	(72)	(203)	(208)
Earnings before income taxes	13	293	353	721
Income taxes (Note 14)	15	(54)	(38)	(101)
Net earnings	$28	$239	$315	$620

Earnings per share, basic and diluted (Note 4)	$0.04	$0.33	$0.43	$0.85
Weighted average shares outstanding (in thousands) (Note 4):
Basic	727,621	731,046	728,892	732,069
Diluted	728,180	731,742	729,355	732,542

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2024	SEPTEMBER 2023	SEPTEMBER 2024	SEPTEMBER 2023
Net earnings	$28	$239	$315	$620
Other comprehensive income:
Foreign currency translation adjustments	6	(7)	(8)	—
Changes in unamortized actuarial loss, net of tax expense of $3, $3, $9 and $7	6	9	21	23
Changes in unamortized net prior service credit, net of tax benefit of $0, $0, $0 and $1	1	—	1	1
Total other comprehensive income	13	2	14	24
Total comprehensive income	$41	$241	$329	$644

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PAR VALUE	SEPTEMBER 30, 2024	DECEMBER 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$877	$1,164
Receivables, net	373	354
Receivables for taxes	10	10
Inventories (Note 5)	592	566
Prepaid expenses and other current assets	142	219
Total current assets	1,994	2,313
Property and equipment, less accumulated depreciation of $3,935 and $3,901	2,247	2,269
Construction in progress	316	270
Timber and timberlands at cost, less depletion	11,502	11,528
Minerals and mineral rights, less depletion	192	200
Deferred tax assets	13	15
Other assets	404	388
Total assets	$16,668	$16,983
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt (Note 8)	$210	$—
Accounts payable	275	287
Accrued liabilities (Note 7)	507	501
Total current liabilities	992	788
Long-term debt, net (Note 8)	4,864	5,069
Deferred tax liabilities	78	81
Deferred pension and other post-employment benefits (Note 6)	462	461
Other liabilities	345	348
Total liabilities	6,741	6,747
Commitments and contingencies (Note 10)
Equity:
Common shares: $1.25 par value; authorized 1,360 million shares; issued and outstanding: 726,758 thousand shares at September 30, 2024 and 729,753 thousand shares at December 31, 2023	909	912
Other capital	7,517	7,608
Retained earnings	1,780	2,009
Accumulated other comprehensive loss (Note 11)	(279)	(293)
Total equity	9,927	10,236
Total liabilities and equity	$16,668	$16,983

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2024	SEPTEMBER 2023
Cash flows from operations:
Net earnings	$315	$620
Noncash charges (credits) to earnings:
Depreciation, depletion and amortization	376	374
Basis of real estate sold	93	80
Pension and other post-employment benefits (Note 6)	46	50
Share-based compensation expense (Note 12)	32	26
Other	(3)	(4)
Change in:
Receivables, net	(21)	(77)
Receivables and payables for taxes	(3)	51
Inventories	(31)	23
Prepaid expenses and other current assets	20	(5)
Accounts payable and accrued liabilities	(1)	43
Pension and post-employment benefit contributions and payments	(12)	(16)
Other	(21)	(20)
Net cash from operations	790	1,145
Cash flows from investing activities:
Capital expenditures for property and equipment	(228)	(209)
Capital expenditures for timberlands reforestation	(39)	(42)
Acquisitions of timberlands (Note 15)	(135)	(70)
Purchase of short-term investments	—	(664)
Other	21	3
Net cash from investing activities	(381)	(982)
Cash flows from financing activities:
Cash dividends on common shares	(539)	(1,076)
Net proceeds from issuance of long-term debt (Note 8)	—	743
Payments on long-term debt (Note 8)	—	(118)
Repurchases of common shares (Note 4)	(126)	(109)
Other	(9)	(11)
Net cash from financing activities	(674)	(571)
Net change in cash, cash equivalents and restricted cash	(265)	(408)
Cash, cash equivalents and restricted cash at beginning of period	1,164	1,581
Cash, cash equivalents and restricted cash at end of period	$899	$1,173
Cash paid during the period for:
Interest, net of amount capitalized of $7 and $5	$189	$190
Income taxes, net of refunds	$51	$40

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	SEPTEMBER 2024	SEPTEMBER 2023	SEPTEMBER 2024	SEPTEMBER 2023
Common shares:
Balance at beginning of period	$910	$914	$912	$916
Issued for exercise of stock options and vested units	—	—	2	2
Repurchases of common shares (Note 4)	(1)	(1)	(5)	(5)
Balance at end of period	909	913	909	913
Other capital:
Balance at beginning of period	7,530	7,624	7,608	7,691
Issued for exercise of stock options	1	1	4	3
Repurchases of common shares (Note 4)	(25)	(24)	(120)	(105)
Share-based compensation	10	9	32	26
Other transactions, net	1	(1)	(7)	(6)
Balance at end of period	7,517	7,609	7,517	7,609
Retained earnings:
Balance at beginning of period	1,897	1,828	2,009	2,389
Net earnings	28	239	315	620
Dividends on common shares	(145)	(138)	(544)	(1,080)
Balance at end of period	1,780	1,929	1,780	1,929
Accumulated other comprehensive loss:
Balance at beginning of period	(292)	(225)	(293)	(247)
Other comprehensive income	13	2	14	24
Balance at end of period (Note 11)	(279)	(223)	(279)	(223)
Total equity:
Balance at end of period	$9,927	$10,228	$9,927	$10,228

Dividends paid per common share	$0.20	$0.19	$0.74	$1.47

See accompanying Notes to Consolidated Financial Statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE QUARTERS AND YEAR-TO-DATE PERIODS ENDED SEPTEMBER 30, 2024 AND 2023

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
●
Wood Products – Structural lumber, oriented strand board, engineered wood products and building materials distribution.

A reconciliation of our business segment information to the respective information in the Consolidated Statement of Operations is as follows:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2024	SEPTEMBER 2023	SEPTEMBER 2024	SEPTEMBER 2023
Sales to unaffiliated customers:
Timberlands	$357	$380	$1,153	$1,259
Real Estate & ENR	89	105	305	286
Wood Products	1,235	1,537	3,958	4,355
	1,681	2,022	5,416	5,900
Intersegment sales:
Timberlands	136	141	416	433

Total sales	1,817	2,163	5,832	6,333
Intersegment eliminations	(136)	(141)	(416)	(433)
Total	$1,681	$2,022	$5,416	$5,900
Net contribution (charge) to earnings:
Timberlands	$57	$78	$218	$302
Real Estate & ENR	51	56	170	161
Wood Products	27	277	351	590
	135	411	739	1,053
Unallocated items(1)	(53)	(46)	(183)	(124)
Net contribution to earnings	82	365	556	929
Interest expense, net of capitalized interest	(69)	(72)	(203)	(208)
Earnings before income taxes	13	293	353	721
Income taxes	15	(54)	(38)	(101)
Net earnings	$28	$239	$315	$620
(1)
Unallocated items are gains or charges not related to, or allocated to, an individual operating segment. They include all or a portion of items such as share-based compensation, pension and post-employment costs, elimination of intersegment profit in inventory and LIFO, foreign exchange transaction gains and losses, interest income and other.

NOTE 3: REVENUE RECOGNITION

A reconciliation of revenue recognized by our major products:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2024	SEPTEMBER 2023	SEPTEMBER 2024	SEPTEMBER 2023
Net sales to unaffiliated customers:
Timberlands segment
Delivered logs:
West
Domestic sales	$78	$96	$269	$290
Export grade sales	80	80	270	321
Subtotal West	158	176	539	611
South	149	155	453	485
North	11	11	33	35
Subtotal delivered logs sales	318	342	1,025	1,131
Stumpage and pay-as-cut timber	14	12	38	43
Recreational and other lease revenue	19	19	57	54
Other(1)	6	7	33	31
Net sales attributable to Timberlands segment	357	380	1,153	1,259
Real Estate & ENR segment
Real estate	59	79	220	198
Energy and natural resources	30	26	85	88
Net sales attributable to Real Estate & ENR segment	89	105	305	286
Wood Products segment
Structural lumber	451	570	1,414	1,658
Oriented strand board	206	284	749	707
Engineered solid section	175	216	543	600
Engineered I-joists	95	122	301	335
Softwood plywood	38	42	121	127
Medium density fiberboard	42	40	123	120
Complementary building products	158	184	475	551
Other(2)	70	79	232	257
Net sales attributable to Wood Products segment	1,235	1,537	3,958	4,355
Total net sales	$1,681	$2,022	$5,416	$5,900
(1)
Other Timberlands sales include sales of seeds and seedlings from our nursery operations as well as wood chips.
(2)
Other Wood Products sales include wood chips, other byproducts and third-party residual log sales from our Canadian Forestlands operations.

NOTE 4: NET EARNINGS PER SHARE AND SHARE REPURCHASES

Our basic and diluted earnings per share were:

●
$0.04 during third quarter 2024 and $0.43 during year-to-date 2024;
●
$0.33 during third quarter 2023 and $0.85 during year-to-date 2023.

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

	QUARTER ENDED		YEAR-TO-DATE ENDED
SHARES IN THOUSANDS	SEPTEMBER 2024	SEPTEMBER 2023	SEPTEMBER 2024	SEPTEMBER 2023
Weighted average common shares outstanding – basic	727,621	731,046	728,892	732,069
Dilutive potential common shares:
Stock options	95	154	115	134
Restricted stock units	329	304	203	117
Performance share units	135	238	145	222
Total effect of outstanding dilutive potential common shares	559	696	463	473
Weighted average common shares outstanding – dilutive	728,180	731,742	729,355	732,542

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

	QUARTER ENDED		YEAR-TO-DATE ENDED
SHARES IN THOUSANDS	SEPTEMBER 2024	SEPTEMBER 2023	SEPTEMBER 2024	SEPTEMBER 2023
Stock options	607	609	607	609
Performance share units	892	612	892	612

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

We repurchased 820,706 common shares for approximately $26 million (including transaction fees) under the 2021 Repurchase Program during third quarter 2024 and 3,962,220 common shares for approximately $125 million (including transaction fees) under the 2021 Share Repurchase Program during year-to-date 2024. During third quarter 2023, we repurchased 757,510 common shares for approximately $25 million (including transaction fees) and 3,562,944 common shares for approximately $110 million (including transaction fees) during year-to-date 2023 under the 2021 Repurchase Program. As of September 30, 2024, we had remaining authorization of $127 million for future share repurchases.

All common stock repurchases under the 2021 Repurchase Program were made in open-market transactions. We record share repurchases upon trade date as opposed to the settlement date when cash is disbursed. We record a liability for repurchases that have not yet been settled as of period end. There were 11,564 unsettled shares (less than $1 million) as of September 30, 2024 and 13,866 unsettled shares (approximately $1 million) as of December 31, 2023.

NOTE 5: INVENTORIES

Inventories include raw materials, work-in-process and finished goods, as well as materials and supplies.

DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2024	DECEMBER 31, 2023
LIFO inventories:
Logs	$23	$29
Lumber, plywood, oriented strand board and fiberboard	74	77
Other products	13	12
Moving average cost or FIFO inventories:
Logs	22	49
Lumber, plywood, oriented strand board, fiberboard and engineered wood products	124	115
Other products	178	134
Materials and supplies	158	150
Total	$592	$566

LIFO – the last-in, first-out method – applies to major inventory products held at our U.S. locations. The moving average cost method or FIFO – the first-in, first-out method – applies to the balance of our U.S. raw material and product inventories, all material and supply inventories and all foreign inventories.

NOTE 6: PENSION AND OTHER POST-EMPLOYMENT BENEFIT PLANS

The components of net periodic benefit cost are:

	PENSION
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2024	SEPTEMBER 2023	SEPTEMBER 2024	SEPTEMBER 2023
Service cost	$5	$6	$15	$17
Interest cost	29	30	87	89
Expected return on plan assets	(31)	(30)	(92)	(90)
Amortization of actuarial loss	12	10	32	29
Amortization of prior service cost	—	—	1	1
Total net periodic benefit cost – pension	$15	$16	$43	$46

	OTHER POST-EMPLOYMENT BENEFITS
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2024	SEPTEMBER 2023	SEPTEMBER 2024	SEPTEMBER 2023
Interest cost	$1	$2	$3	$4
Amortization of actuarial loss	—	—	1	1
Amortization of prior service credit	(1)	—	(1)	(1)
Total net periodic benefit cost – other post-employment benefits	$—	$2	$3	$4

For the periods presented, service cost is included in “Costs of sales,” “Selling expenses,” and “General and administrative expenses” with the remaining components included in “Non-operating pension and other post-employment benefit costs” in the Consolidated Statement of Operations.

Fair Value of Pension Plan Assets and Obligations

In our year-end reporting process, we estimate the fair value of pension plan assets based upon the information available at that time. For certain assets, primarily private equity funds, the information available consists of net asset values as of an interim date, cash flows between the interim date and the end of the year and market events. We evaluate the year-end estimated fair value of pension plan assets in the second quarter of each year to incorporate final net asset values reflected in financial statements received after we have filed our Annual Report on Form 10-K. No adjustments to the fair value of assets or projected benefit obligations were necessary during second quarter 2024.

NOTE 7: ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2024	DECEMBER 31, 2023
Compensation and employee benefit costs	$171	$173
Current portion of lease liabilities	22	19
Customer rebates, volume discounts and deferred income	130	124
Interest	66	63
Taxes payable	47	31
Other	71	91
Total	$507	$501

NOTE 8: LONG-TERM DEBT AND LINE OF CREDIT

In July 2023, we repaid $118 million of our 7.125 percent notes at maturity.

In May 2023, we completed an offering of debt securities by issuing $750 million of 4.750 percent notes due in May 2026. The net proceeds after deducting the discount, underwriting fees and issuance costs were $743 million.

In March 2023, we refinanced and extended our $1.5 billion five-year senior unsecured revolving credit facility, which expires in March 2028. Borrowings will bear interest at a floating rate based on either the adjusted term Secured Overnight Financing Rate (SOFR) plus a spread or a mutually agreed upon base rate plus a spread. We had no outstanding borrowings on our credit facility as of September 30, 2024 and December 31, 2023.

NOTE 9: FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value and carrying value of our long-term debt consisted of the following:

	SEPTEMBER 30, 2024		DECEMBER 31, 2023
DOLLAR AMOUNTS IN MILLIONS	CARRYING VALUE	FAIR VALUE (LEVEL 2)	CARRYING VALUE	FAIR VALUE (LEVEL 2)
Long-term debt (including current maturities) and line of credit:
Fixed rate	$4,825	$4,897	$4,820	$4,853
Variable rate	249	250	249	250
Total debt	$5,074	$5,147	$5,069	$5,103

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

As of September 30, 2024, our total accrual for future estimated remediation costs on active Superfund sites and other sites for which we are potentially responsible was approximately $80 million. These amounts are recorded in "Accrued liabilities" and "Other liabilities" on our Consolidated Balance Sheet.

NOTE 11: ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in amounts included in our accumulated other comprehensive loss by component are:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2024	SEPTEMBER 2023	SEPTEMBER 2024	SEPTEMBER 2023
Pension(1)
Balance at beginning of period	$(498)	$(444)	$(515)	$(458)
Other comprehensive loss before reclassifications	(1)	—	—	(1)
Amounts reclassified from accumulated other comprehensive loss to earnings(2)	9	9	25	24
Total other comprehensive income	8	9	25	23
Balance at end of period	$(490)	$(435)	$(490)	$(435)
Other post-employment benefits(1)
Balance at beginning of period	$22	$21	$24	$20
Other comprehensive loss before reclassifications	—	(1)	(3)	—
Amounts reclassified from accumulated other comprehensive loss to earnings(2)	(1)	1	—	1
Total other comprehensive (loss) income	(1)	—	(3)	1
Balance at end of period	$21	$21	$21	$21
Translation adjustments and other
Balance at beginning of period	$184	$198	$198	$191
Translation adjustments	6	(7)	(8)	—
Total other comprehensive income (loss)	6	(7)	(8)	—
Balance at end of period	190	191	190	191
Accumulated other comprehensive loss, end of period	$(279)	$(223)	$(279)	$(223)
(1)
Amounts presented are net of tax.
(2)
Amounts of actuarial loss and prior service (cost) credit are components of net periodic benefit cost. See Note 6: Pension and Other Post-Employment Benefit Plans.

NOTE 12: SHARE-BASED COMPENSATION

Share-based compensation activity during year-to-date 2024 included the following:

SHARES IN THOUSANDS	GRANTED	VESTED
Restricted stock units (RSUs)	915	688
Performance share units (PSUs)	412	317

A total of 749 thousand shares of common stock were issued as a result of RSU and PSU vestings.

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

Weighted Average Assumptions Used in Estimating the Value of Performance Share Units Granted in 2024

PERFORMANCE SHARE UNITS
Performance period	2/09/2024 – 12/31/2026
Valuation date closing stock price	$33.28
Risk-free rate	4.19% – 4.27%
Expected volatility	21.50% – 27.60%

NOTE 13: OTHER OPERATING COSTS, NET

Other operating costs, net were comprised of the following:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2024	SEPTEMBER 2023	SEPTEMBER 2024	SEPTEMBER 2023
Environmental remediation charges	$2	$1	$8	$14
Litigation expense, net	12	9	30	11
Product remediation recovery	—	—	(25)	—
Research and development expenses	1	2	5	5
Restructuring, impairments and other charges	10	—	10	—
Other, net	3	8	13	20
Total other operating costs, net	$28	$20	$41	$50

Asset Impairment

During third quarter 2024, we recorded a $10 million noncash impairment charge related to the indefinite curtailment of our New Bern lumber mill. The loss was attributable to our Wood Products segment and was recorded within “Other operating costs, net” in our Consolidated Statement of Operations.

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

NOTE 15: TIMBERLAND ACQUISITIONS

On July 25, 2024, we announced acquisitions totaling 84 thousand acres of Alabama timberlands for $244 million. The first transaction was completed on May 30, 2024 and was comprised of 13 thousand acres for $48 million. We recorded $47 million of timberland assets in "Timber and timberlands at cost, less depletion" and $1 million of related assets in "Property and equipment, net" on our Consolidated Balance Sheet. The second transaction was completed on August 28, 2024 and was comprised of 32 thousand acres for $82 million. We recorded $81 million of timberland assets in "Timber and timberlands at cost, less depletion" and $1 million of related assets in "Property and equipment, net" on our Consolidated Balance Sheet. The third transaction was completed on October 9, 2024 and was comprised of 39 thousand acres for $114 million.

On July 19, 2023, we completed the purchase of 22 thousand acres of Mississippi timberlands for $60 million. We recorded $59 million of timberland assets in "Timber and timberlands at cost, less depletion" and $1 million of related assets in "Property and equipment, net" on our Consolidated Balance Sheet.

NOTE 16: RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on our Consolidated Balance Sheet that sum to the total of the amounts shown in the Consolidated Statement of Cash Flows:

DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2024	SEPTEMBER 30, 2023
Cash and cash equivalents	$877	$1,173
Restricted cash included in other assets(1)	22	—
Total cash, cash equivalents and restricted cash	$899	$1,173
(1)
Amounts included in restricted cash as of September 30, 2024 are comprised of proceeds held by a qualified intermediary that were subsequently reinvested in timber and timberlands through a like-kind exchange transaction.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This report contains statements concerning our future results and performance that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include, without limitation, statements relating to: our expected future financial and operating performance; our plans, strategies, intentions and expectations; our capital structure and the sufficiency of our liquidity position to meet future cash requirements; our cash dividend framework, including our target percentage return to shareholders of Adjusted Funds Available for Distribution, including expected supplemental cash dividends and/or future share repurchases; compliance with covenants in our debt agreements; our expectations concerning our contingent liabilities and the sufficiency of related reserves and accruals including, but not limited to, cost estimates of future litigation and environmental remediation; our provision for income taxes; expected capital expenditures; expected returns on pension plan assets; expected market and general economic conditions, including related influencing factors such as the trajectory of U.S. housing construction activity, repair and remodel activity, inflation trends and interest rates; our expected lumber production operating rates in fourth quarter 2024; our expectations about our future opportunities in emerging carbon credit and carbon capture and storage markets and assumptions used in valuing incentive compensation and related expense.

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

Over the past year, home sales and building activity moderated in part due to continued elevated mortgage interest rates, reduced affordability and general macroeconomic conditions. Specifically, multi-family construction has been hampered by a large supply of recently completed projects as well as higher interest rates and other factors constraining the underwriting of proposed projects. In contrast, new single-family home construction has remained resilient, as existing homeowners continued to be constrained by the lock-in effect of lower mortgage rates. On a seasonally adjusted annual basis, as reported by the U.S. Census Bureau, housing starts for third quarter 2024 averaged 1.3 million units, a 1.1 percent decrease from second quarter 2024. Single-family starts averaged 1.0 million units in third quarter 2024, a 4.1 percent decrease from second quarter 2024. Multi-family starts averaged 363 thousand units in third quarter 2024, which was a 7.9 percent increase from second quarter 2024. Single-family construction is the primary driver for our business as compared to multi-family due to the amount of wood products used. Sales of newly built, single-family homes averaged a seasonally adjusted annual rate of 724 thousand units for third quarter 2024, an increase of 4.5 percent from second quarter 2024, supported by builder mortgage rate buydowns and other incentives. Over the medium to long-term, we expect a favorable U.S. housing construction market supported by strong demographics in the key home buying age cohorts, a decade of under building and historically low housing inventory.

Repair and remodeling expenditures increased by 1.8 percent from second quarter 2024 to third quarter 2024 according to the Census Bureau Advance Retail Spending report. While there continues to be steady demand due to growing home equity and the lock-in effect of having lower mortgage rates compared to current rates, many homeowners have become more cautious in discretionary spending on large projects. Additionally, some repair and remodeling activity was accelerated during the pandemic which has had some impact on the level of spending. This softness has been reflected in both the do-it-yourself (DIY) and professionally built segments. Over the longer term, we expect this sector to resume pre-pandemic growth trends with healthy household balance sheets, elevated home equity and an aging U.S. housing stock, with a median age of 42 years.

In U.S. wood product markets, demand for lumber and OSB was influenced by continued cautious buyer sentiment at the outset of third quarter 2024. As the quarter progressed, demand was mixed as continued strength in single-family housing starts was offset by weaker multi-family construction and restrained repair and remodel activity. The Random Lengths Framing Lumber Composite price averaged $383/MBF and the OSB Composite averaged $346/MSF in third quarter 2024. Over the course of the third quarter, composite prices for lumber increased from $366/MBF to $396/MBF and composite prices for OSB decreased from $352/MSF to $344/MSF. Increased curtailments, in addition to an increase in duties on Canadian lumber imports, contributed to the moderate recovery in lumber prices. In light of these conditions, we reduced our operating rates in third quarter 2024, resulting in a 10.1 percent decrease in lumber production from second quarter 2024 to third quarter 2024, which includes the previously announced indefinite curtailment of our lumber mill in New Bern, North Carolina. We expect to return to more normalized operating rates in fourth quarter 2024.

In Western log markets, Douglas fir sawlog prices decreased 3.7 percent in third quarter 2024 compared with second quarter 2024, as reported by Fastmarkets RISI Log Lines based on Weyerhaeuser’s sales mix. Overall, domestic log demand and prices faced downward pressure through the quarter, as mills continued to adjust to a soft lumber market and worked through elevated log inventories. In the South, delivered sawlog prices increased 1.0 percent in third quarter 2024 compared to second quarter 2024 and declined 0.4 percent from third quarter 2023, as reported by TimberMart-South. While there continued to be demand for logs across the region, sawlog markets were generally soft given ample supply and in response to mills carrying elevated log inventories and adjusting operations in a soft lumber market. Mill adjustments during the quarter included a series of curtailments and permanent closures.

Currency exchange rates, available supply from other countries and trade policy affect our export businesses. During third quarter 2024, end use demand in export markets moderated. In Japan, total housing starts decreased 4.0 percent year to date through August compared to the same period in 2023, while the key Post and Beam segment saw a 5.0 percent decrease. Lumber imports to Japan from Europe increased, which placed some pressure on log sales. China’s weaker end-use demand for logs and lumber led to a decrease in pricing for logs from the West.

Interest rates affect our business primarily through their impact on mortgage rates and housing affordability, their general impact on the economy and their influence on our capital management activities. Actions by the U.S. Federal Reserve, the overall condition of the economy and fluctuations in financial markets are all factors that influence long-term interest rates. 30-year mortgage rates, which are correlated with long-term interest rates, decreased from 6.9 percent in second quarter 2024 to 6.1 percent in third quarter 2024, according to economic data from Freddie Mac. Many builders have been able to offset higher mortgage rates through discounts, mortgage rate buydowns and modifying product offerings such as home sizes and finishes. Higher rates have also locked-in many existing homeowners from selling, reducing inventories of existing homes for sale which has led to increased demand for available new homes.

Increased inflation affects the cost of our operations across each of our business segments, including costs for raw materials, transportation, energy and labor. The Consumer Price Index increased at an annual rate of 2.4 percent as of September 2024 compared to 3.0 percent in June 2024. This rate is markedly down from its peak of over 9.0 percent in June 2022. While we can offset some of the impacts of inflation through our sales activities, operational excellence initiatives and procurement practices, not all costs associated with inflation can be fully mitigated or passed on to the consumer.

The condition of the labor market affects all of our businesses as it relates to our ability to attract and retain employees and contractors. The unemployment rate remained flat at 4.1 percent from second quarter 2024 to third quarter 2024.

Governments and businesses across the globe are taking action on climate change and are making significant commitments toward decarbonizing operations and reducing greenhouse gas emissions to net zero. Achieving these commitments will require governments and companies to take major steps to modify operations, invest in low-carbon activities and purchase credits to reduce environmental impacts. We believe we are uniquely positioned to help entities achieve these commitments through natural climate solutions, including forest carbon sequestration, carbon capture and storage and renewable energy activities.

CONSOLIDATED RESULTS

How We Did Third Quarter 2024 and Year-to-Date 2024

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	SEPTEMBER 2024	SEPTEMBER 2023	2024 VS. 2023	SEPTEMBER 2024	SEPTEMBER 2023	2024 VS. 2023
Net sales	$1,681	$2,022	$(341)	$5,416	$5,900	$(484)
Costs of sales	$1,431	$1,520	$(89)	$4,407	$4,560	$(153)
Operating income	$78	$353	$(275)	$544	$908	$(364)
Net earnings	$28	$239	$(211)	$315	$620	$(305)
Earnings per share, basic and diluted	$0.04	$0.33	$(0.29)	$0.43	$0.85	$(0.42)

Comparing Third Quarter 2024 with Third Quarter 2023

Net sales

Net sales decreased $341 million – 17 percent – primarily due to:

•
a $302 million decrease in Wood Products net sales to unaffiliated customers, attributable to decreased sales realizations and sales volumes across most product lines;
•
a $23 million decrease in Timberlands net sales to unaffiliated customers attributable to decreased sales volumes and sales realizations and
•
a $16 million decrease in Real Estate, Energy and Natural Resources net sales to unaffiliated customers attributable to a decrease in acres sold, as well as a decrease in average price per acre sold.

Costs of sales

Costs of sales decreased $89 million – 6 percent – primarily due to decreased sales volumes across most product lines in our Wood Products segment, as well as a decrease in acres sold in our Real Estate, Energy and Natural Resources segment.

Operating income

Operating income decreased $275 million – 78 percent – primarily due to a $252 million decrease in consolidated gross margin (see discussion of components above), as well as a $10 million noncash impairment charge related to the indefinite curtailment of our New Bern lumber mill recorded in third quarter 2024 (refer to Note 13: Other Operating Costs, Net).

Net earnings

Net earnings decreased $211 million – 88 percent – primarily due to the $275 million decrease in operating income, as discussed above, partially offset by a $69 million decrease in income tax expense (refer to Income Taxes).

Comparing Year-to-Date 2024 with Year-to-Date 2023

Net sales

Net sales decreased $484 million – 8 percent – primarily due to a $397 million decrease in Wood Products net sales to unaffiliated customers attributable to decreased sales realizations and sales volumes across most product lines, as well as a $106 million decrease in Timberlands net sales to unaffiliated customers attributable to decreased sales volumes and sales realizations. These decreases were partially offset by a $19 million increase in Real Estate, Energy and Natural Resources net sales to unaffiliated customers attributable to an increase in acres sold, partially offset by a decrease in average price per acre sold.

Costs of sales

Costs of sales decreased $153 million – 3 percent – primarily due to decreased sales volumes across most product lines in Wood Products, as well as decreased sales volumes in our Timberlands segment, partially offset by an increase in acres sold in Real Estate, Energy and Natural Resources.

Operating income

Operating income decreased $364 million – 40 percent – primarily due to a $331 million decrease in consolidated gross margin (see discussion of components above), as well as a $10 million noncash impairment charge related to the indefinite curtailment of our New Bern lumber mill recorded in third quarter 2024. These decreases were partially offset by a $25 million product remediation recovery recorded in second quarter 2024 (refer to Note 13: Other Operating Costs, Net).

Net earnings

Net earnings decreased $305 million – 49 percent – primarily due to the $364 million decrease in operating income, as discussed above, partially offset by a $63 million decrease in income tax expense (refer to Income Taxes).

TIMBERLANDS

How We Did Third Quarter 2024 and Year-to-Date 2024

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2024	SEPTEMBER 2023	2024 VS. 2023	SEPTEMBER 2024	SEPTEMBER 2023	2024 VS. 2023
Net sales to unaffiliated customers:
Delivered logs:
West	$158	$176	$(18)	$539	$611	$(72)
South	149	155	(6)	453	485	(32)
North	11	11	—	33	35	(2)
Subtotal delivered logs sales	318	342	(24)	1,025	1,131	(106)
Stumpage and pay-as-cut timber	14	12	2	38	43	(5)
Recreational and other lease revenue	19	19	—	57	54	3
Other(1)	6	7	(1)	33	31	2
Subtotal net sales to unaffiliated customers	357	380	(23)	1,153	1,259	(106)
Intersegment sales	136	141	(5)	416	433	(17)
Total sales	$493	$521	$(28)	$1,569	$1,692	$(123)
Costs of sales	$410	$417	$(7)	$1,275	$1,317	$(42)
Operating income	$57	$78	$(21)	$217	$302	$(85)
Interest income and other	—	—	—	1	—	1
Net contribution to earnings	$57	$78	$(21)	$218	$302	$(84)
(1)
Other Timberlands sales include sales of seeds and seedlings from our nursery operations as well as wood chips.

Comparing Third Quarter 2024 with Third Quarter 2023

Net sales to unaffiliated customers

Net sales to unaffiliated customers decreased $23 million – 6 percent – primarily due to an $18 million decrease in Western log sales attributable to a 7 percent decrease in sales volumes and a 4 percent decrease in sales realizations, as well as a $6 million decrease in Southern log sales attributable to a 3 percent decrease in sales volumes.

Intersegment sales

Intersegment sales decreased $5 million – 4 percent – primarily due to a 6 percent decrease in sales realizations, partially offset by a 3 percent increase in sales volumes.

Costs of sales

Costs of sales decreased $7 million – 2 percent – primarily due to decreased sales volumes.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings decreased $21 million – 27 percent – primarily due to the change in the components of gross margin, as discussed above.

Comparing Year-to-Date 2024 with Year-to-Date 2023

Net sales to unaffiliated customers

Net sales to unaffiliated customers decreased $106 million – 8 percent – primarily due to a $72 million decrease in Western log sales attributable to a 7 percent decrease in sales volumes and a 6 percent decrease in sales realizations, as well as a $32 million decrease in Southern log sales attributable to a 5 percent decrease in sales volumes and a 2 percent decrease in sales realizations.

Intersegment sales

Intersegment sales decreased $17 million – 4 percent – primarily due to a 5 percent decrease in sales realizations.

Costs of sales

Costs of sales decreased $42 million – 3 percent – primarily due to decreased sales volumes.

Net contribution to earnings

Net contribution to earnings decreased $84 million – 28 percent – primarily due to the change in the components of gross margin, as discussed above.

Third-Party Log Sales Volumes and Fee Harvest Volumes

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	SEPTEMBER 2024	SEPTEMBER 2023	2024 VS. 2023	SEPTEMBER 2024	SEPTEMBER 2023	2024 VS. 2023
Third-party log sales – tons:
West(1)	1,379	1,479	(100)	4,499	4,814	(315)
South	4,062	4,180	(118)	12,305	12,907	(602)
North	160	148	12	453	450	3
Total	5,601	5,807	(206)	17,257	18,171	(914)
Fee harvest volumes – tons:
West(1)	2,184	2,137	47	6,753	6,674	79
South	6,070	6,146	(76)	18,353	19,008	(655)
North	247	223	24	676	683	(7)
Total	8,501	8,506	(5)	25,782	26,365	(583)
(1)
Western logs are primarily transacted in thousand board feet (MBF) but are converted to ton equivalents for external reporting purposes.

REAL ESTATE, ENERGY AND NATURAL RESOURCES

How We Did Third Quarter 2024 and Year-to-Date 2024

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2024	SEPTEMBER 2023	2024 VS. 2023	SEPTEMBER 2024	SEPTEMBER 2023	2024 VS. 2023
Net sales:
Real estate	$59	$79	$(20)	$220	$198	$22
Energy and natural resources	30	26	4	85	88	(3)
Total	$89	$105	$(16)	$305	$286	$19
Costs of sales	$31	$43	$(12)	$118	$105	$13
Operating income and Net contribution to earnings	$51	$56	$(5)	$170	$161	$9

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

Comparing Third Quarter 2024 with Third Quarter 2023

Net sales

Net sales decreased $16 million – 15 percent – primarily due to a decrease in acres sold, as well as a decrease in average price per acre sold.

Costs of sales

Costs of sales decreased $12 million – 28 percent – primarily due to a decrease in acres sold.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings decreased $5 million – 9 percent – primarily due to the change in the components of gross margin, as discussed above.

Comparing Year-to-Date 2024 with Year-to-Date 2023

Net sales

Net sales increased $19 million – 7 percent – primarily due to an increase in acres sold, partially offset by a decrease in average price per acre sold.

Costs of sales

Costs of sales increased $13 million – 12 percent – primarily due to an increase in acres sold.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings increased $9 million – 6 percent – primarily due to the change in the components of gross margin, as discussed above.

REAL ESTATE SALES STATISTICS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
	SEPTEMBER 2024	SEPTEMBER 2023	2024 VS. 2023	SEPTEMBER 2024	SEPTEMBER 2023	2024 VS. 2023
Acres sold	17,441	25,721	(8,280)	74,880	55,755	19,125
Average price per acre	$2,808	$3,033	$(225)	$2,650	$3,403	$(753)

WOOD PRODUCTS

How We Did Third Quarter 2024 and Year-to-Date 2024

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2024	SEPTEMBER 2023	2024 VS. 2023	SEPTEMBER 2024	SEPTEMBER 2023	2024 VS. 2023
Net sales:
Structural lumber	$451	$570	$(119)	$1,414	$1,658	$(244)
Oriented strand board	206	284	(78)	749	707	42
Engineered solid section	175	216	(41)	543	600	(57)
Engineered I-joists	95	122	(27)	301	335	(34)
Softwood plywood	38	42	(4)	121	127	(6)
Medium density fiberboard	42	40	2	123	120	3
Complementary building products	158	184	(26)	475	551	(76)
Other products produced(1)	70	79	(9)	232	257	(25)
Total	$1,235	$1,537	$(302)	$3,958	$4,355	$(397)
Costs of sales	$1,132	$1,195	$(63)	$3,424	$3,572	$(148)
Operating income and Net contribution to earnings	$27	$277	$(250)	$351	$590	$(239)
(1)
Other products produced sales include wood chips, other byproducts and third-party residual log sales from our Canadian Forestlands operations.

Comparing Third Quarter 2024 with Third Quarter 2023

Net sales

Net sales decreased $302 million – 20 percent – primarily due to:

●
a $119 million decrease in structural lumber sales attributable to a 16 percent decrease in sales realizations, as well as a 6 percent decrease in sales volumes;
●
a $78 million decrease in oriented strand board sales attributable to a 27 percent decrease in sales realizations;
●
a $41 million decrease in engineered solid section sales attributable to a 13 percent decrease in sales volumes, as well as a 6 percent decrease in sales realizations;
●
a $27 million decrease in engineered I-joists sales attributable to a 14 percent decrease in sales volumes, as well as an 8 percent decrease in sales realizations;
●
a $26 million decrease in complementary building products sales attributable to decreased sales volumes across most products and
●
a $9 million decrease in other products produced primarily attributable to decreased sales realizations for wood chips.

Costs of sales

Costs of sales decreased $63 million – 5 percent – primarily due to decreased sales volumes across most product lines.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings decreased $250 million – 90 percent – primarily due to the change in the components of gross margin, as discussed above, as well as a $10 million noncash impairment charge related to the indefinite curtailment of our New Bern lumber mill recorded in third quarter 2024 (refer to Note: 13: Other Operating Costs, Net).

Comparing Year-to-Date 2024 with Year-to-Date 2023

Net sales

Net sales decreased $397 million – 9 percent – primarily due to:

●
a $244 million decrease in structural lumber sales attributable to an 11 percent decrease in sales realizations, as well as a 4 percent decrease in sales volumes;
●
a $76 million decrease in complementary building products sales attributable to decreased sales volumes across most products;
●
a $57 million decrease in engineered solid section sales attributable to a 9 percent decrease in sales realizations;
●
a $34 million decrease in engineered I-joists sales attributable to an 11 percent decrease in sales realizations;
●
a $25 million decrease in other products produced attributable to decreased sales realizations for wood chips and
●
a $6 million decrease in softwood plywood sales attributable to a 3 percent decrease in sales realizations, as well as a 2 percent decrease in sales volumes.

These decreases were partially offset by a $42 million increase in oriented strand board sales attributable to a 10 percent increase in sales realizations, partially offset by a 4 percent decrease in sales volumes.

Costs of sales

Costs of sales decreased $148 million – 4 percent – primarily due to decreased sales volumes across most product lines.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings decreased $239 million – 41 percent – primarily due to the change in the components of gross margin, as discussed above, as well as a $10 million noncash impairment charge related to the indefinite curtailment of our New Bern lumber mill recorded in third quarter 2024, partially offset by a $25 million product remediation recovery recorded in second quarter 2024 (refer to Note: 13: Other Operating Costs, Net).

Third-Party Sales Volumes

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS(1)	SEPTEMBER 2024	SEPTEMBER 2023	2024 VS. 2023	SEPTEMBER 2024	SEPTEMBER 2023	2024 VS. 2023
Structural lumber – board feet	1,116	1,184	(68)	3,386	3,524	(138)
Oriented strand board – square feet (3/8”)	675	683	(8)	2,093	2,176	(83)
Engineered solid section – cubic feet	5.4	6.2	(0.8)	16.8	16.9	(0.1)
Engineered I-joists – lineal feet	36	42	(6)	114	113	1
Softwood plywood – square feet (3/8”)	88	86	2	259	263	(4)
Medium density fiberboard – square feet (3/4”)	35	33	2	104	93	11
(1)
Sales volumes include internally produced products and products purchased for resale primarily through our distribution business.

PRODUCTION AND OUTSIDE PURCHASE VOLUMES

Outside purchase volumes are primarily purchased for resale through our distribution business. Production volumes are produced for sale through our own sales organizations and through our distribution business. Production of oriented strand board and engineered solid section are also used to manufacture engineered I-joists.

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS	SEPTEMBER 2024	SEPTEMBER 2023	2024 VS. 2023	SEPTEMBER 2024	SEPTEMBER 2023	2024 VS. 2023
Structural lumber – board feet:
Production	1,046	1,174	(128)	3,294	3,481	(187)
Outside purchase	25	38	(13)	97	113	(16)
Total	1,071	1,212	(141)	3,391	3,594	(203)
Oriented strand board – square feet (3/8”):
Production	683	724	(41)	2,162	2,212	(50)
Outside purchase	17	19	(2)	55	55	—
Total	700	743	(43)	2,217	2,267	(50)
Engineered solid section – cubic feet:
Production	5.0	5.6	(0.6)	16.8	16.1	0.7
Outside purchase	2.6	3.7	(1.1)	8.9	9.7	(0.8)
Total	7.6	9.3	(1.7)	25.7	25.8	(0.1)
Engineered I-joists – lineal feet:
Production	31	42	(11)	115	105	10
Outside purchase	1	2	(1)	3	2	1
Total	32	44	(12)	118	107	11
Softwood plywood – square feet (3/8”):
Production	81	77	4	235	235	—
Outside purchase	7	10	(3)	24	33	(9)
Total	88	87	1	259	268	(9)
Medium density fiberboard – square feet (3/4"):
Production	37	34	3	105	101	4
Total	37	34	3	105	101	4

UNALLOCATED ITEMS

Unallocated items are gains or charges not related to, or allocated to, an individual operating segment. They include all or a portion of items such as share-based compensation, pension and post-employment costs, elimination of intersegment profit in inventory and LIFO, foreign exchange transaction gains and losses, interest income and other.

Net Charge to Earnings – Unallocated Items

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2024	SEPTEMBER 2023	2024 VS. 2023	SEPTEMBER 2024	SEPTEMBER 2023	2024 VS. 2023
Unallocated corporate function and variable compensation expense	$(32)	$(33)	$1	$(107)	$(92)	$(15)
Liability classified share-based compensation	(2)	2	(4)	—	—	—
Foreign exchange gain	1	—	1	—	1	(1)
Elimination of intersegment profit in inventory and LIFO	5	(4)	9	5	8	(3)
Other	(29)	(23)	(6)	(92)	(62)	(30)
Operating loss	(57)	(58)	1	(194)	(145)	(49)
Non-operating pension and other post-employment benefit costs	(10)	(12)	2	(31)	(33)	2
Interest income and other	14	24	(10)	42	54	(12)
Net charge to earnings	$(53)	$(46)	$(7)	$(183)	$(124)	$(59)

Comparing Third Quarter 2024 with Third Quarter 2023

Net charge to earnings increased $7 million – 15 percent – primarily due to a $10 million decrease in interest income and other, attributable to a decrease in our cash and short-term investment accounts, and a $4 million increase in liability classified share-based compensation. These changes were partially offset by a $9 million decrease in elimination of intersegment profit in inventory and LIFO.

Comparing Year-to-Date 2024 with Year-to-Date 2023

Net charge to earnings increased $59 million – 48 percent – primarily due to a $15 million increase in unallocated corporate function and variable compensation expense and a $12 million decrease in interest income and other, primarily attributable to a decrease in our cash and short-term investment accounts.

INTEREST EXPENSE

Our interest expense, net of capitalized interest, was:

●
$69 million for third quarter 2024 and $203 million year-to-date 2024;
●
$72 million for third quarter 2023 and $208 million year-to-date 2023.

Interest expense decreased by $3 million compared to third quarter 2023 and decreased by $5 million compared to year-to-date 2023 primarily due to a series of debt issuances and retirements during 2023 that decreased our average outstanding debt.

Refer to Note 8: Long-Term Debt and Line of Credit for further information.

INCOME TAXES

Our provision for income taxes was:

●
a $15 million benefit for third quarter 2024 and a $38 million expense year-to-date 2024;
●
a $54 million expense for third quarter 2023 and a $101 million expense year-to-date 2023.

Our provision for income taxes is primarily driven by earnings generated by our TRSs. Income tax expense decreased by $63 million compared to year-to-date 2023 primarily due to a decrease in our TRS earnings in 2024, as well as a decrease in our estimated annual effective tax rate.

Refer to Note 14: Income Taxes for further information.

LIQUIDITY AND CAPITAL RESOURCES

We are committed to maintaining an appropriate capital structure that provides financial flexibility and enables us to protect the interests of our shareholders and meet our obligations to our lenders, while also maintaining access to all major financial markets. As of September 30, 2024, we had $877 million in cash and cash equivalents and $1.5 billion of availability on our line of credit, which expires in March 2028. We believe we have sufficient liquidity to meet our cash requirements for the foreseeable future.

CASH FROM OPERATIONS

Consolidated net cash from operations was:

●
$790 million for year-to-date 2024 and
●
$1,145 million for year-to-date 2023.

Net cash from operations decreased $355 million primarily due to decreased cash flows from our business operations, as well as an $11 million increase in cash paid for income taxes.

CASH FROM INVESTING ACTIVITIES

Consolidated net cash from investing activities was:

●
$(381) million for year-to-date 2024 and
●
$(982) million for year-to-date 2023.

Net cash from investing activities increased $601 million primarily due to a $664 million decrease in cash paid for short-term investments, partially offset by a $65 million increase in cash paid for acquisitions of timberlands.

Summary of Capital Spending by Business Segment

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2024	SEPTEMBER 2023
Timberlands	$74	$74
Wood Products	177	168
Unallocated Items	16	9
Total	$267	$251

We anticipate our capital expenditures for 2024 to be approximately $420 million. The amount we spend on capital expenditures could change.

CASH FROM FINANCING ACTIVITIES

Consolidated net cash from financing activities was:

●
$(674) million for year-to-date 2024 and
●
$(571) million for year-to-date 2023.

Net cash from financing activities decreased $103 million primarily due to a $743 million decrease in net proceeds from issuance of long-term debt, partially offset by a $537 million decrease in cash used for payments of dividends, as well as a $118 million decrease in cash used for payments of long-term debt.

Line of Credit

We had no outstanding borrowings on our $1.5 billion five-year senior unsecured revolving credit facility as of September 30, 2024 or December 31, 2023. This credit facility expires in March 2028.

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

Refer to Note 8: Long-Term Debt and Line of Credit for further information.

Debt Covenants

As of September 30, 2024, Weyerhaeuser Company was in compliance with its debt covenants. There have been no significant changes to the debt covenants presented in our 2023 Annual Report on Form 10-K for our long-term debt instruments, and we expect to remain in compliance with our debt covenants for the foreseeable future.

Dividend Payments

We paid cash dividends on common shares of:

●
$539 million for year-to-date 2024 and
●
$1,076 million for year-to-date 2023.

The decrease in dividends paid is primarily due to a supplemental dividend of $0.14 per share based on 2023 financial results for a total of $102 million paid in first quarter 2024 in comparison to a supplemental dividend of $0.90 per share based on 2022 financial results for a total of $660 million paid in first quarter 2023.

Under our cash return framework, we plan to supplement our base dividend with an additional return of variable cash, as appropriate, in the form of a supplemental cash dividend and/or share repurchase to achieve a targeted total return to shareholders of 75 to 80 percent of annual Adjusted Funds Available for Distribution (Adjusted FAD). For further information on Adjusted FAD see Performance and Liquidity Measures.

Share Repurchases

We repurchased 820,706 common shares for approximately $26 million (including transaction fees) during third quarter 2024 and 3,962,220 common shares for approximately $125 million (including transaction fees) during year-to-date 2024 under the 2021 Repurchase Program. During third quarter 2023, we repurchased 757,510 common shares for approximately $25 million (including transaction fees) and 3,562,944 common shares for approximately $110 million (including transaction fees) during year-to-date 2023 under the 2021 Repurchase Program. There were 11,564 unsettled shares (less than $1 million) as of September 30, 2024 and 13,866 unsettled shares (approximately $1 million) as of December 31, 2023. Refer to Note 4: Net Earnings Per Share and Share Repurchases for further information.

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

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2024	SEPTEMBER 2023	2024 VS. 2023	SEPTEMBER 2024	SEPTEMBER 2023	2024 VS. 2023
Adjusted EBITDA by Segment:
Timberlands	$122	$143	$(21)	$413	$503	$(90)
Real Estate & ENR	77	94	(17)	273	253	20
Wood Products	91	328	(237)	500	746	(246)
	290	565	(275)	1,186	1,502	(316)
Unallocated Items	(54)	(56)	2	(188)	(129)	(59)
Adjusted EBITDA	$236	$509	$(273)	$998	$1,373	$(375)

We reconcile Adjusted EBITDA to net earnings for the consolidated company and to operating income (loss) for the business segments, as those are the most directly comparable U.S. GAAP measures for each.

The table below reconciles Adjusted EBITDA for the quarter ended September 30, 2024:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$28
Interest expense, net of capitalized interest					69
Income taxes					(15)
Net contribution (charge) to earnings	$57	$51	$27	$(53)	$82
Non-operating pension and other post-employment benefit costs	—	—	—	10	10
Interest income and other	—	—	—	(14)	(14)
Operating income (loss)	57	51	27	(57)	78
Depreciation, depletion and amortization	65	3	54	3	125
Basis of real estate sold	—	23	—	—	23
Special items included in operating income (loss)(1)	—	—	10	—	10
Adjusted EBITDA	$122	$77	$91	$(54)	$236
(1)
Operating income (loss) for Wood Products includes a pretax special item consisting of a $10 million noncash impairment charge related to the indefinite curtailment of our New Bern lumber mill.

The table below reconciles Adjusted EBITDA for the quarter ended September 30, 2023:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$239
Interest expense, net of capitalized interest					72
Income taxes					54
Net contribution (charge) to earnings	$78	$56	$277	$(46)	$365
Non-operating pension and other post-employment benefit costs	—	—	—	12	12
Interest income and other	—	—	—	(24)	(24)
Operating income (loss)	78	56	277	(58)	353
Depreciation, depletion and amortization	65	4	51	2	122
Basis of real estate sold	—	34	—	—	34
Adjusted EBITDA	$143	$94	$328	$(56)	$509

The table below reconciles Adjusted EBITDA for the year-to-date period ended September 30, 2024:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$315
Interest expense, net of capitalized interest					203
Income taxes					38
Net contribution (charge) to earnings	$218	$170	$351	$(183)	$556
Non-operating pension and other post-employment benefit costs	—	—	—	31	31
Interest income and other	(1)	—	—	(42)	(43)
Operating income (loss)	217	170	351	(194)	544
Depreciation, depletion and amortization	196	10	164	6	376
Basis of real estate sold	—	93	—	—	93
Special items included in operating income (loss)(1)	—	—	(15)	—	(15)
Adjusted EBITDA	$413	$273	$500	$(188)	$998
(1)
Operating income (loss) for Wood Products includes pretax special items consisting of a $25 million product remediation recovery and a $10 million noncash impairment charge related to the indefinite curtailment of our New Bern lumber mill.

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

The table below reconciles Adjusted FAD to net cash from operations:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2024	SEPTEMBER 2023	SEPTEMBER 2024	SEPTEMBER 2023
Net cash from operations	$234	$523	$790	$1,145
Capital expenditures	(97)	(99)	(267)	(251)
FAD	137	424	523	894
Cash from product remediation recovery	—	—	(25)	—
Adjusted FAD	$137	$424	$498	$894
Net cash from investing activities	$(161)	$(164)	$(381)	$(982)
Net cash from financing activities	$(171)	$(281)	$(674)	$(571)

Net Earnings and Net Earnings per Diluted Share Before Special Items (Income Tax Affected)

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

Net Earnings Before Special Items

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2024	SEPTEMBER 2023	SEPTEMBER 2024	SEPTEMBER 2023
Net earnings	$28	$239	$315	$620
Environmental remediation charge	—	—	—	8
Product remediation recovery	—	—	(19)	—
Restructuring, impairments and other charges	7	—	7	—
Net earnings before special items	$35	$239	$303	$628

Net Earnings per Diluted Share Before Special Items

	QUARTER ENDED		YEAR-TO-DATE ENDED
	SEPTEMBER 2024	SEPTEMBER 2023	SEPTEMBER 2024	SEPTEMBER 2023
Net earnings per diluted share	$0.04	$0.33	$0.43	$0.85
Environmental remediation charge	—	—	—	0.01
Product remediation recovery	—	—	(0.02)	—
Restructuring, impairments and other charges	0.01	—	0.01	—
Net earnings per diluted share before special items	$0.05	$0.33	$0.42	$0.86

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

Summary of Long-Term Debt Obligations as of September 30, 2024

DOLLAR AMOUNTS IN MILLIONS	2024	2025	2026	2027	2028	THEREAFTER	TOTAL(1)	FAIR VALUE
Fixed-rate debt	$—	$210	$1,022	$300	$—	$3,333	$4,865	$4,897
Average interest rate	—%	8.31%	5.52%	6.95%	—%	4.82%	5.25%	N/A
Variable-rate debt(2)	$—	$—	$—	$—	$250	$—	$250	$250
(1)
Excludes $41 million of unamortized discounts and capitalized debt expense.
(2)
As of September 30, 2024, the interest rate for our variable-rate debt was 6.80 percent, excluding estimated patronage refunds.

Item 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The company’s principal executive officer and principal financial officer have concluded that the company’s disclosure controls and procedures were effective as of September 30, 2024, based on an evaluation of the company’s disclosure controls and procedures as of that date.

CHANGES IN INTERNAL CONTROLS

During third quarter 2024, we completed the implementation of a new enterprise resource planning (ERP) system, which we expect to improve the efficiency of certain financial and transactional processes. As a result of the ERP system implementation, certain internal controls over financial reporting have been modified or implemented to address the new control environment and processes associated with the new ERP system. There were no other changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases of common stock made by the company during third quarter 2024:

COMMON SHARE REPURCHASES DURING THIRD QUARTER 2024	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS
July 1 – July 31	293,051	$29.33	293,051	$143,852,342
August 1 – August 31	279,733	$30.72	279,733	$135,258,589
September 1 – September 30	247,922	$32.12	247,922	$127,296,096
Total	820,706	$30.64	820,706

On September 22, 2021, we announced that our board had approved a new share repurchase program (the 2021 Repurchase Program) under which we are authorized to repurchase up to $1 billion of outstanding shares. Concurrently, the board terminated the remaining repurchase authorization under the 2019 Repurchase Program.

During third quarter 2024, we repurchased 820,706 shares for approximately $26 million (including transaction fees) under the 2021 Repurchase Program in open-market transactions. Transaction fees incurred for repurchases are not counted as use of funds authorized for repurchases under the 2021 Repurchase Program. As of September 30, 2024, we had remaining authorization of $127 million for future stock repurchases.

Item 5. OTHER INFORMATION

Insider Trading Arrangements

During third quarter 2024, no director or "officer" (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) of the company adopted, modified or terminated trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or non-Rule 10b5-1 trading arrangements.

Item 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYERHAEUSER COMPANY
(Registrant)

Date: October 25, 2024	By:	/s/ David M. Wold
David M. Wold
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)