Form 10-K
period 2024-12-31
WEYERHAEUSER CO
filed 2025-02-14
CIK 106535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based on the closing sale price as of the last business day of the most recently completed second fiscal quarter ended on June 30, 2024, as reported on the New York Stock Exchange Composite Price Transactions, was approximately $20.6 billion.

As of February 4, 2025, 725,578 thousand shares of the registrant’s common stock ($1.25 par value) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Notice of the 2025 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held May 9, 2025, are incorporated by reference into Part III.

OUR BUSINESS

Weyerhaeuser Company is one of the world's largest private owners of timberlands. We own or control 10.4 million acres of timberlands in the U.S. and manage long-term licenses covering 14.1 million acres in Canada. We manage these timberlands on a sustainable basis in compliance with internationally recognized forestry standards. Our objective is to maximize the long-term value of timberlands we own. We analyze each timberland acre comprehensively to understand its highest-value use. We realize this value in many ways, most notably through growing and harvesting the trees, but also by selling properties when we can create incremental value. In addition, we focus on opportunities to realize value through lease and royalty agreements for the surface and subsurface rights that exist in our ownership, including through our natural climate solutions business.

We are also one of the largest manufacturers of wood products in North America. We manufacture and distribute high-quality wood products, including structural lumber, oriented strand board, engineered wood products and other specialty products. These products are primarily supplied to the residential, multi-family, repair and remodel, industrial and light commercial markets. We operate 34 manufacturing facilities in the United States and Canada.

Sustainability and citizenship are part of our core values. Our sustainably managed forests and our wood products play a critical role in mitigating climate change, and our carbon record shows that our net impact is significantly carbon negative. In addition to practicing sustainable forestry, we focus on energy and resource efficiency, reducing greenhouse gas emissions, conserving natural resources and offering sustainable products that meet our customers' needs. We outperform national industry safety rates, actively support the communities in which we operate and communicate transparently with our investors and other stakeholders. We are recognized for our leading performance in the areas of ethics, citizenship and gender equality.

This portion of our Annual Report on Form 10-K provides detailed information about who we are and what we do. Unless otherwise specified, current information reported in this Form 10-K is as of or for the fiscal year ended December 31, 2024. Throughout this Form 10-K, unless specified otherwise, references to “we,” “our,” “us” and “the company” refer to the consolidated company. We break out financial information such as revenues, earnings and assets by the business segments that comprise our company. We also discuss the geographic areas where we do business.

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

REAL ESTATE INVESTMENT TRUST (REIT)

Weyerhaeuser Company qualifies as a REIT under the Internal Revenue Code of 1986, as amended (IRC) and REIT income can be distributed to shareholders without first paying corporate level tax, which substantially eliminates the double taxation of income. We own a substantial amount of our timberland assets through two subsidiaries: Weyerhaeuser Timber Holdings, Inc., which holds our western timberland assets and began qualifying as a REIT beginning in the tax year 2022; and Weyerhaeuser Forest Holdings, Inc., which holds our southern timberland assets and intends to qualify as a REIT beginning in the tax year 2025. We expect to derive most of our REIT income from our timberlands, including gains from the sales of our standing timber and rent from recreational leases. We are required to pay federal corporate income taxes on earnings of our Taxable REIT Subsidiaries (TRSs), which include our Wood Products segment and a portion of our Timberlands and Real Estate, Energy and Natural Resources segments.

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 1

OUR BUSINESS SEGMENTS

In our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) section you will find discussion of our overall performance results for our business segments, which are as follows:

•	Timberlands;
•	Real Estate, Energy and Natural Resources (Real Estate & ENR) and
•	Wood Products.

Detailed financial information about our business segments and our geographic locations is provided in Note 2: Business Segments and Note 19: Geographic Areas.

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
•

Real Estate & ENR — Deliver premiums to timberland value by identifying and monetizing higher and better use lands and capturing the full value of surface and subsurface assets, including through our natural climate solutions business.

•

Wood Products — Manufacture high-quality structural lumber, oriented strand board and engineered wood products, as well as deliver complementary building products for residential, multi-family, industrial and light commercial applications at competitive costs.

INNOVATION AND OPERATIONAL EXCELLENCE

We are committed to driving innovation and operational excellence across all facets of our business. By leveraging cutting-edge technologies and fostering a culture of continuous improvement, Weyerhaeuser consistently improves reliability and safety, enhances its operational efficiency, mitigates disruption from external challenges and seizes new market opportunities. The company’s relentless focus on innovation is evident in its strategic initiatives aimed at optimizing resource utilization, reducing costs and delivering superior value to our customers.

ENVIRONMENTAL, SOCIAL AND GOVERNANCE (ESG) PRACTICES

Sustainability has been one of the core values of our company for nearly 100 years. We have spent decades building a solid foundation characterized by excellence in environmental stewardship, social responsibility and corporate governance. Maintaining a strong ESG foundation is a key component of our ability to drive long-term shareholder value, and these principles guide us in how we conduct our business every day.

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

PRACTICING SUSTAINABLE FORESTRY

As one of the world’s oldest and largest private timberland owners, we’ve been growing, harvesting and regrowing forests for more than a century. We have been managing our forests sustainably for a very long time. We advocated for legislation in 1925 to encourage reforestation after harvest, which was an uncommon practice at the time. In 1937, we began research into sustainable yield forestry, which ensures harvesting does not diminish a forest’s ability to provide the same volume in the future. In 1938, we were one of the first companies to plant tree seedlings, and in 1941 we established the first certified tree farm in the U.S. We harvest, on average, only two percent of our forests each year, and 100 percent of our timberlands are reforested after harvesting. We plant more than 100 million tree seedlings per year, about 190 trees per minute throughout the year.

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 2

CARBON RECORD

Our carbon record shows that our net impact is significantly carbon negative, meaning we remove substantially more carbon from the atmosphere than we emit each year.

In 2023, our scope 1 carbon emissions were 0.4 million metric tons of carbon dioxide equivalent (mtCO2e), primarily attributable to fuel usage within our wood products mills and fertilizer application in our timberlands. Also in 2023, our location- and market-based scope 2 emissions were 0.5 million and 0.4 million mtCO2e, respectively, which are emissions from the energy we purchase. Our scope 1 and scope 2 emissions are calculated in accordance with the Greenhouse Gas Protocol's Corporate Accounting and Reporting Standard. We obtained limited assurance of our 2023 scope 1 and scope 2 emissions from a third-party attestation provider.

In 2023, our scope 3 emissions totaled 9.3 million mtCO2e, primarily generated by customers who purchase our wood fiber and the end-of-life emissions of the products we sell. Our scope 3 emissions are calculated in accordance with the Greenhouse Gas Protocol's Corporate Value Chain (Scope 3) Accounting and Reporting Standard.

Our sustainably managed forests play a critical role in helping to mitigate climate change. As our millions of acres of forests grow, they absorb carbon dioxide from the atmosphere and store it in their trunks, limbs and roots, as well as in the soil. In 2023, our direct carbon removals totaled 9 million mtCO2e (the increase in above-ground carbon in our U.S. timberlands attributable to forest growth and management practices after we account for harvest and mortality). Also in 2023, the indirect carbon removals across our value chain were 29 million mtCO2e (primarily carbon stored in our own long-lived wood products and products that our customers make from our logs).

In 2023, our forests contained between 2.3 billion and 3.6 billion mtCO2e. Approximately 1.0 billion mtCO2e was stored in our trees and roots, and an additional 1.3 billion to 2.6 billion mtCO2e was stored in soil and other biomass. After our trees are harvested, much of their carbon remains stored in the long-lived wood products made from them for the life of those products. After harvest, we plant millions of new trees, which then begin absorbing more CO2 from the atmosphere, and the next round of wood products store more carbon yet again. Our managed forests also provide other climate benefits. They mature more quickly and are able to bank more carbon through faster, continuous rotations, all while maintaining the vast pool of carbon in the forest soil. In addition, using wood for construction requires less energy and results in fewer greenhouse gas (GHG) emissions compared with other building materials, such as steel and concrete.

We have a near-term science-based GHG emissions reduction target that has been approved by the Science Based Targets initiative at the most ambitious level, in alignment with the Paris Agreement goal of limiting global warming to 1.5 degree Celsius. Our target includes a commitment to reduce our scope 1 and 2 emissions by 42 percent overall, and our scope 3 emissions by 25 percent per ton of production, both by 2030, measured against a 2020 baseline. We are also members of The Climate Pledge, a commitment to achieve net-zero carbon emissions across our value chain by 2040. We expect to achieve these targets primarily through energy efficiency projects, increased renewable energy usage and supplier engagement. As companies across our value chain actively work to reduce their emissions, with many already taking action or making commitments, we expect our scope 3 emissions to decrease over time.

MAKING BETTER ENERGY CHOICES

We are members of the U.S. Department of Energy's (DOE) Better Plants Program, which includes a goal to improve purchased energy efficiency at our manufacturing facilities by 10 percent between 2020 and 2030. This partnership requires us to adopt a companywide goal to improve energy efficiency, annually report our progress to the DOE and develop an energy management plan. We have a comprehensive wood products energy strategy that we have begun implementing by developing short-term action plans, evaluation tools and energy champions at all sites. We also fully integrate GHG and energy metrics into capital planning processes and conduct energy audits at manufacturing sites. On average, we meet more than two-thirds of the energy needs in our manufacturing facilities from renewable biomass by using what would otherwise be wood waste from mill manufacturing residuals. This approach allows us to reduce our reliance on nonrenewable fossil fuels and purchased electricity. We also support other renewable energy solutions, such as wind and solar power, through our timberlands. In addition, we also supply other mills, companies and utilities with woody biomass that is used to produce renewable, carbon-neutral energy.

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

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 3

IMPROVING CONSERVATION OUTCOMES

Ensuring our forests provide habitat features that support at-risk, sensitive or threatened and endangered species is a core component of our environmental stewardship. We pursue a number of programs to create and preserve critical habitat, including partnering on conservation easements and agreements, formal Habitat Conservation Plans (HCPs) with the U.S. federal government and mitigation banking. Conservation easements and other local agreements can assure sustainable forest practices and the long-term stewardship and protection of wildlife habitat, biodiversity and recreational access. These partnerships can be made with a variety of groups and organizations, and they allow natural resource management to continue, which helps protect the economic benefits of a working forest. We work with more than 20 different conservation partners across the U.S. to develop programs to expand public access, protect critical habitat and preserve sites of environmental, cultural and historical significance. HCPs are administered under the federal Endangered Species Act and help provide more specific guidance on the protection and enhancement of habitats for threatened and endangered species. We participate in more than 50 conservation agreements and collaborative efforts that address specific habitat needs of at-risk or sensitive species across our timberlands. Authorized through the U.S. Clean Water Act, mitigation banking allows us to set aside certain areas of our timberlands to preserve, enhance or restore a wetland, stream or habitat area to make up for development by another entity in a similar nearby ecosystem. Mitigation banks are regulated and approved by the U.S. Army Corps of Engineers and a consortium of federal, state and local agencies. We currently operate 16 mitigation banks and projects, primarily in the U.S. South. Several other projects are in various stages of evaluation and development and we are always looking for new opportunities and partnerships to expand our impact.

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

MINIMIZING WASTE

The primary products we produce are solid lumber, wood panels and engineered wood products. Wood shavings, sawdust, chips and bark are sold or delivered to downstream customers who make other essential products for society. Toilet paper, diapers, paper, cartons, boxes, bags, landscaping mulch and wood pellets are just a few of the countless products made from our wood fiber, as well as forest and mill by-products. We are always looking for ways to reduce the amount of waste we generate, including finding responsible methods for reuse and recycling. On average, 99 percent of our wood residuals are used to create other products or to generate energy.

VERIFYING WITH CERTIFICATION

To prove our forest management and wood fiber procurement practices are sustainable, we participate in independent certification programs for forest management, fiber sourcing and chain of custody. Our entire timberland portfolio is certified to the Sustainable Forestry Initiative® (SFI) Forest Management Standard. That compares with only 11 percent of the world's forests that are certified today (the vast majority of these certified forests are in the Northern Hemisphere). Internationally recognized forest certification standards, such as SFI®, Programme for the Endorsement of Forest Certification (PEFC), the American Tree Farm System®, and the Forest Stewardship Council®, provide customers and stakeholders with an objective, third-party determination of whether companies are implementing sustainable forestry practices and making products that come from legal and well-managed sources. We are vocal supporters of the importance of these standards and the use of independent, third-party audits to verify compliance and promote sustainable forestry around the world. At Weyerhaeuser, we choose to certify our timberlands and operations to SFI’s standards because they are strong, science-based standards that have effectively pushed forestry in a more sustainable direction. These standards are designed specifically for operations in North America, and we value SFI’s approach, especially around logger training and the requirement to invest in and apply research back into our operations. In addition to our forests, we certify all of our manufacturing facilities to the SFI Fiber Sourcing or Certified Sourcing standards, and select sites are certified to the SFI and PEFC Chain of Custody standards.

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

OUR PEOPLE BY THE NUMBERS

In 2024, we employed 9,440 employees, including 8,077 in the United States,1,355 in Canada and 8 in Japan. Of these employees, 2,355 are members of unions covered by multi-year collective-bargaining agreements.

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 4

Our employees by business segment were as follows:

SEGMENT	NUMBER OF EMPLOYEES
Timberlands	1,315
Real Estate & ENR	72
Wood Products	7,206
Corporate	847
Total	9,440

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

We regularly review safety incidents, risk-identification reports and “near-miss” incidents and apply key learnings across our organization. Our efforts have resulted in a significant and sustained reduction in the number and severity of recordable injuries over time. This includes a drop in our Recordable Incident Rate, which is the number of Occupational Safety and Health Administration-defined recordable injuries and illnesses that occur per 100 workers working in one year, from 3.85 in 2000 to 1.99 in 2024.

TALENT MANAGEMENT

Attracting, engaging, developing and retaining talented people is a core component of our sustainable business model. To support this, we focus a great deal of energy and resources on recruiting, onboarding, training, coaching, leadership development, career planning, succession planning, pay and benefits and inclusion.

Recruiting and Onboarding

Any business that can attract top talent has a clear advantage, and our goal is to be an employer of choice in our industry and beyond. Each year, we recruit, hire and onboard hundreds of people. To excel in this area, we:

•	connect our recruiters with HR and business leaders to monitor workforce plans and proactively source and build talent pipelines;
•	build relationships with faculty and students at strategic universities and technical colleges;
•	engage with teachers and students at schools in our operating communities;
•	partner with third-party workforce development organizations that are focused on building the critical skills we need and
•	focus on making our hiring and onboarding experience positive for all candidates and new hires.

Training and Career Planning

Our employees are eager to learn and grow throughout their careers, and our business success depends on building a motivated and competent workforce. To promote growth and development for our employees we engage in a number of activities, including:

•	developing and deploying business-specific technical training for critical roles;
•	providing a comprehensive online catalog of training options to grow people and business skills;
•	offering easy access to find mentors throughout the company via a mentoring app and
•	engaging in career planning discussions with employees and providing tools to develop robust individual development plans.

In 2024, our employees logged more than 65,000 hours of training in our online learning management system, which tracks both virtual and classroom courses delivered.

Leadership Development and Succession

Growing a strong pipeline of highly competent and talented leaders is essential to our long-term success. Each year, we invest in developing our leaders and proactively build ready-now pipelines by:

•	delivering in-house front-line, mid-level and executive development programs to hundreds of leaders;
•	using defined competencies and development plans to help leaders identify their strengths and improve their gaps;
•	conducting rigorous internal talent assessment and succession planning sessions and
•	monitoring our people development strategies and workforce plans to proactively address any gaps.

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 5

In 2024, more than 350 of our leaders participated in our signature development programs.

Competitive Pay and Benefits

We offer competitive compensation and benefits packages based on eligibility, experience, knowledge and skill level that are designed to attract and retain talented employees and reward superior performance. Some of our benefits include:

•	company match for retirement plans;
•	comprehensive medical, vision and dental coverage;
•	company contributions to health savings accounts;
•	wellness and mental health programs;
•	paid parental leave;
•	paid time off and
•	adoption support.

Inclusive Workplace

Inclusion is a core value at Weyerhaeuser because we know our success depends on leveraging diverse experiences and points of view to foster innovation, facilitate better decision-making and ultimately create a stronger company. To ensure our workplace is inclusive we:

•	have “no tolerance” policies regarding discrimination and harassment of employees, suppliers, customers and visitors;
•	conduct recurrent reviews of pay equity and address gaps;
•	ensure hiring decisions are fair, strictly based on qualifications and free of discrimination of any type;
•	offer inclusion-related training to all employees;
•	have eight employee-led resource groups that are open to all employees and
•	conduct companywide surveys to collect feedback on our inclusive culture so we can continuously improve.

In response to feedback surveys conducted for 2024, 84 percent of all employees agreed their work environment is inclusive. We publish our Employment Information Report (EEO-1) summary data in the sustainability section of our website.

We will continue to closely monitor evolving best practices and will make adjustments to our approach as necessary and appropriate.

COMPANY CULTURE AND ENGAGEMENT

We consider our strong company culture to be a competitive advantage. We are intentional in our efforts to preserve the aspects of our workplace environment that make our company a great place to work, as well as continuously improve and evolve our culture. At the heart of our culture is an unwavering commitment to our core values — safety, integrity, citizenship, sustainability and inclusion. These values are cited often by our employees and are visible throughout our organization. We also embrace five key behaviors that shape our culture and guide how we work together — urgency, accountability, courage, simplicity and innovation. To assess the health of our culture, we conduct regular companywide surveys to collect candid feedback from employees and assess overall engagement. In 2024, we conducted an engagement survey of all employees and our response rate was 81 percent. Our overall engagement favorability score from this group was 86 percent and our average favorability score on questions about the strength of our values was 85 percent. Another indicator we monitor to assess the strength of our company culture is voluntary turnover, which was 10 percent in 2024 (down from 11 percent in 2023).

SUPPORTING OUR COMMUNITIES

We operate in rural communities across North America, and we are proud to invest our time and money to help ensure they are thriving places to live and work. In 2024, we provided $6.5 million in charitable grants, partnerships, matching gifts, research support and in-kind giving to our communities. We also announced the second community we are supporting through our THRIVE program, which involves a commitment to invest a total of $5 million across five of our operating communities that are most in need of support. Additionally, our employees volunteered over 23,000 hours of their time to causes they care about. Through our companywide employee giving platform, we provide an easy way for all employees to donate to charities using payroll deduction, and we offer company match programs for both employee donations and volunteerism hours.

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

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 6

STRONG GOVERNANCE

Our corporate governance practices and policies promote the long-term interests of our shareholders, strengthen the accountability of our board of directors and management and help build public trust in our company. Our governance framework is built on a foundation of written policies and guidelines, which we monitor and modify on a continuous basis to reflect changing best practices and legal requirements, as well as feedback from our shareholders. Following are summaries of some of our important governance practices.

BOARD COMPOSITION AND INDEPENDENCE

Our corporate governance guidelines and the listing requirements of the New York Stock Exchange (NYSE) require that a majority of the board be comprised of independent directors. Our current board composition far exceeds this requirement, as nine of our ten directors are independent, with the one exception being our chief executive officer. We have appointed eight new directors to our board since 2015. Four of our directors are women, including one woman of color, and two of our three key board committees are chaired by female directors. Our board chair and our chief executive officer are currently separate. Our board chair is an independent director, but to the extent the board chair were not independent, our Corporate Governance Guidelines require that the board appoint a lead independent director to preside over executive sessions of the independent directors and be responsible for communicating to management regarding any comments or concerns of the directors. We believe these governance structures provide effective monitoring and objective evaluation of the chief executive officer’s performance and support the board’s independent oversight of the company’s performance and governance standards. All of our directors stand for election annually, and we have a majority voting standard in uncontested elections. The board has regular executive sessions of independent directors, and the Audit, Compensation, and Governance and Corporate Responsibility Committees are all composed solely of independent directors in accordance with NYSE and SEC rules.

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

•	limited executive perquisites such as relocation-related benefits, security services on an “as needed” basis, financial counseling and annual executive health screenings.

SHARE OWNERSHIP REQUIREMENTS

We have share ownership requirements for our executive officers and directors that require each of them to hold a multiple of his or her base salary (or cash compensation) in shares of Weyerhaeuser stock. The minimum holding requirement is 6x base salary for our chief executive officer, 3x base salary for our senior vice presidents, and 5x annual cash retainer for our non-employee directors. Until the required ownership levels are achieved, executives must retain 75 percent of the net profit shares acquired when restricted stock units (RSUs) and performance share units (PSUs) vest. Net profit shares are shares remaining after payment of taxes upon vesting of the related equity award. A director may sell shares issuable upon vesting of RSUs only for purposes of paying the taxes due upon vesting but must otherwise hold 100 percent of the net shares granted to him or her until the ownership requirement has been satisfied. Our Compensation Committee monitors and confirms that our directors and officers are in compliance with these requirements. Additionally, we have an anti-hedging and trading policy which prohibits our directors, executive officers and employees who report directly to our executive officers from hedging their ownership of the company’s stock. The policy also prohibits directors and executive officers from pledging company stock, engaging in any short sales of company stock or trading company stock on margin.

CODE OF ETHICS

Integrity is a core value at Weyerhaeuser. We have a strong culture of ethics and integrity at every level of our company. Since our founding in 1900, we have consistently been recognized for our ethical business practices, compliance and high standards. In 2024, we were named for the 15th time as one of the World’s Most Ethical Companies® by Ethisphere Institute, a global leader in defining and advancing the standards of ethical business practices. Our Code of Ethics applies to all employees and members of our board, and it is an expression of our commitment and shared responsibility to conduct our business affairs ethically with stakeholders, including employees, communities, customers, suppliers, contractors and shareholders. Our employees also participate in regular compliance and ethics training, role-model and promote ethical behavior, and are instructed on how to communicate concerns of unethical behavior.

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 7

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

DISCIPLINED RISK MANAGEMENT

Making the right decisions for our business requires understanding risk. We use disciplined processes to manage our risks, which include, among other areas, environmental, safety, social, legal, operational and public-policy risks so our leaders and employees can make sound and informed decisions. Our enterprise risk management group evaluates the likelihood of various risks and determines the potential magnitude of impact to our company. The analysis is conducted under the guidance of our vice president of risk and chief compliance officer, who reports to our senior vice president and general counsel and also reports to our Governance and Corporate Responsibility Committee on matters relating to ethics and compliance and to our full board of directors on matters relating to risk. We also conduct internal audits regularly to ensure compliance with environmental, safety, financial, disclosure and other regulations; voluntary standards; and our own company policies. When noncompliance issues are identified, we develop, implement and track corrective action plans to ensure timely resolution. An independent public accounting firm audits our accounting processes, financial reporting and internal controls on an ongoing basis. We also focus on managing cybersecurity risk through a program that includes information security training, systems testing, testing and audit of our IT controls, and alignment of our program with the National Institute of Standards and Technology Cybersecurity Framework (see further discussion at Item 1C Cybersecurity). We also maintain and regularly update other company policies that guide our business, inform our employees and help manage our identified risks, including the following: Anti-Bribery Policy; Anti-Discrimination, Anti-Harassment and Equal Employment Opportunity Policy; Insider Trading Policy; Related Party Transactions Review and Approval Policy; Anti-Hedging and Anti-Pledging Policy; Chemical Management Policy; Code of Ethics; Environmental Policy; Health and Safety Policy; Human Rights Policy; Product Stewardship Policy; Supplier Code of Ethics; Sustainable Forestry Policy; Threatened and Endangered Species Policy; and Wood Procurement Policy.

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

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 8

TIMBERLANDS

Our Timberlands segment manages 10.4 million acres of private commercial timberlands in the U.S. We own 9.8 million of those acres and control the remaining acres through long-term contracts. In addition, we have renewable, long-term licenses on 14.1 million acres of Canadian timberlands.

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
Delivered logs: • Grade logs • Fiber logs

Grade logs are made into lumber, plywood, veneer and other products used in residential homes, commercial structures, furniture, industrial and decorative applications. Fiber logs are sold to pulp, paper, oriented strand board and pellet mills to make products used for printing, writing, packaging, homebuilding, consumer products and renewable energy.

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

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 9

WHERE WE DO IT

As of December 31, 2024, we sustainably managed timberlands in 17 states. This included owned or contracted acres in the following locations:

•
2.5 million acres in the western U.S. (Oregon and Washington);
•
6.7 million acres in the southern U.S. (Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, Oklahoma, South Carolina, Texas and Virginia) and
•
1.2 million acres in the northern U.S. (Maine, New Hampshire, Vermont and West Virginia).

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

We also own and operate nurseries and seed orchards in Alabama, Arkansas, Georgia, Louisiana, Mississippi, Oregon, South Carolina and Washington.

Summary of 2024 Standing Timber Inventory

MILLIONS OF TONS AS OF
GEOGRAPHIC AREA	DECEMBER 31, 2024
TOTAL INVENTORY(1)
U.S.:
West
Douglas-fir/Cedar	156
Whitewood	22
Hardwood	13
Total West	191
South
Southern yellow pine	280
Hardwood	80
Total South	360
North
Conifer	16
Hardwood	27
Total North	43
Total Company	594

(1)
Inventory includes all conservation and non-harvestable areas.

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 10

Summary of 2024 Timberland Locations

	THOUSANDS OF ACRES AS OF
GEOGRAPHIC AREA	DECEMBER 31, 2024
	FEE OWNERSHIP	LONG-TERM CONTRACTS	TOTAL ACRES(1)
U.S.:
West
Oregon	1,415	—	1,415
Washington	1,095	—	1,095
Total West	2,510	—	2,510
South
Alabama	525	163	688
Arkansas	1,184	16	1,200
Florida	210	61	271
Georgia	571	24	595
Louisiana	1,005	350	1,355
Mississippi	1,113	35	1,148
North Carolina	660	—	660
Oklahoma	486	—	486
South Carolina	201	—	201
Texas	12	2	14
Virginia	117	—	117
Total South	6,084	651	6,735
North
Maine	833	—	833
New Hampshire	24	—	24
Vermont	86	—	86
West Virginia	251	—	251
Total North	1,194	—	1,194
Total Company	9,788	651	10,439

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

Western United States

Our Western timberlands are well situated to serve the wood products and pulp markets in Oregon and Washington. For the year ended December 31, 2024, we sold 36 percent of our total Western log sales volume internally. Additionally, our location on the West Coast provides access to higher-value export markets for Douglas-fir and whitewood logs to Japan, China and Korea. Our largest export market is Japan, where Douglas-fir is a preferred species for higher-valued post and beam homebuilding. The size and quality of our Western timberlands, coupled with their proximity to several deep-water port facilities, competitively positions us to meet the needs of Pacific Rim log markets.

Our holdings are composed primarily of Douglas-fir, a species highly valued for its structural strength, stiffness and appearance. All of our lands are located on the west side of the Cascade Mountain Range with soil and rainfall conditions considered favorable for growing this species. Our standing timber inventory is comprised of 81 percent Douglas-fir, 12 percent whitewood and 7 percent hardwood.

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

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 11

2024 Western U.S. Inventory by Species

2024 Western U.S. Inventory by Age / Species

MILLIONS OF TONS
60
50
40
30
20
10
0
AGE
(in years)
0–9
10–19
20–29
30–39
40–49
50–59
60–89
90–134
135+
DOUGLAS FIR/CEDAR
WHITEWOOD
HARDWOOD

Note: Inventory charted includes all conservation and non-harvestable areas.

The average age of timber harvested from our Western timberlands in 2024 was 47 years. In accordance with our sustainable forestry practices, we harvest and replant an average of 2 percent of our Western acreage each year.

Southern United States

Our Southern timberland ownership, covering 11 states, is well situated to serve domestic wood products and pulp markets, including third-party customers and our own mills. For the year ended December 31, 2024, we sold 23 percent of our total Southern log sales volume internally. Additionally, our Atlantic and Gulf coastal locations position us to serve an emerging Asian log export market. Our standing timber inventory is comprised of 78 percent Southern yellow pine and 22 percent hardwood.

Operationally, we focus on efficiently harvesting and hauling logs from our ownership and capitalizing on our scale and supply chain expertise to consistently and reliably supply logs to our internal and external customers year-round.

We lease approximately 96 percent of our owned Southern acreage for recreational purposes.

2024 Southern U.S. Inventory by Species

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 12

2024 Southern U.S. Inventory by Age / Species

MILLIONS OF TONS
90
75
60
45
30
15
0
AGE (in years)
0-4
5-9
10-14
15-19
20-24
25-29
30+
SOUTHERN YELLOW PINE
HARDWOOD

Note: Inventory charted includes all conservation and non-harvestable areas.

The average age of timber harvested from our Southern timberlands in 2024 was 29 years. In accordance with our sustainable forestry practices, we harvest and replant an average of 2 percent of our acreage each year in the South.

Northern United States

Our Northern timberlands acres contain a diverse mix of temperate broadleaf hardwoods and mixed conifer species across timberlands located in four states. We grow over 35 species and market over 300 product grades to a diverse mix of customers.

Our large-diameter cherry, red oak and hard maple sawlogs and veneer logs serve domestic and export furniture markets. Our maple and other appearance woods are used in furniture and high-value decorative applications. In addition to high-value hardwood sawlogs, our log mix includes hardwood fiber logs for pulp and oriented strand board applications. Hardwood pulpwood is a significant market in the Northern region and we have long-term supply agreements, primarily at market rates, for nearly 90 percent of our hardwood pulp production. Our competitive advantages include a merchandising program to capture the value of premium hardwood logs.

2024 Northern U.S. Inventory by Species

2024 Northern U.S. Inventory by Age / Species

MILLIONS OF TONS
15
10
5
0
AGE
(in years)
0–9
10–19
20–29
30–39
40–49
50–59
60–89
90–134
135+
CONIFER
HARDWOOD

Note: Inventory charted includes all conservation and non-harvestable areas.

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 13

The average age of timber harvested from our Northern timberlands in 2024 was 61 years. Timber harvested in the North is sold predominantly as delivered logs to domestic mills, including our manufacturing facilities. For the year ended December 31, 2024, we sold 9 percent of our total Northern log sales volume internally. In accordance with our sustainable forestry practices, we harvest an average of 1 percent of our acreage each year in the North. Regeneration is predominantly natural, augmented by planting where appropriate.

Canada — Licensed Forestlands

We manage forestlands in Canada under long-term licenses from the provincial governments to secure volume for our manufacturing facilities in various provinces. The provincial governments regulate the volume of timber that may be harvested each year through Annual Allowable Cuts (AAC), which are updated every 10 years. As of December 31, 2024, our AAC by province was:

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

Summary of License Arrangements

THOUSANDS OF
ACRES AS OF
GEOGRAPHIC AREA	DECEMBER 31, 2024
TOTAL ACRES
Province:
Alberta	5,399
British Columbia	1,147
Ontario(1)	2,574
Saskatchewan(1)	4,987
Total Canada	14,107

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

Five-Year Summary of Timberlands Fee Harvest Volumes

FEE HARVEST VOLUMES IN THOUSANDS OF TONS
	2024	2023	2022	2021	2020
West(1)	8,902	8,753	7,858	8,084	8,542
South	24,514	25,177	24,329	23,304	23,149
North(2)	940	942	974	1,085	1,226
Total	34,356	34,872	33,161	32,473	32,917

(1)
Western logs are primarily transacted in thousand board feet (MBF) but are converted to ton equivalents for external reporting purposes.
(2)
In March 2020, we sold our Montana timberlands.

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 14

Five-Year Summary of Timberlands Fee Harvest Volumes — Percentage of Grade and Fiber

PERCENTAGE OF GRADE AND FIBER
		2024	2023	2022	2021	2020
West	Grade	92%	91%	89%	92%	90%
	Fiber	8%	9%	11%	8%	10%
South	Grade	46%	47%	45%	49%	48%
	Fiber	54%	53%	55%	51%	52%
North(1)	Grade	35%	35%	37%	51%	49%
	Fiber	65%	65%	63%	49%	51%
Total	Grade	58%	58%	55%	62%	60%
	Fiber	42%	42%	45%	38%	40%

(1)
In March 2020, we sold our Montana timberlands.

HOW MUCH WE SELL

Our net sales to unaffiliated customers over the last two years were $1.5 billion in 2024 and $1.7 billion in 2023. Our intersegment sales over the last two years were $554 million in 2024 and $572 million in 2023.

Five-Year Summary of Net Sales for Timberlands

NET SALES IN MILLIONS OF DOLLARS
	2024	2023	2022	2021	2020
Net sales to unaffiliated customers:
Delivered logs:
West	$693	$794	$1,004	$869	$720
South	603	643	645	589	573
North(1)	46	48	56	52	52
Total	1,342	1,485	1,705	1,510	1,345
Stumpage and pay-as-cut timber	51	56	46	31	19
Recreational lease revenue	77	74	68	65	63
Other products(2)	42	39	39	30	39
Subtotal net sales to unaffiliated customers	1,512	1,654	1,858	1,636	1,466
Intersegment net sales	554	572	561	535	471
Total	$2,066	$2,226	$2,419	$2,171	$1,937

(1)
In March 2020, we sold our Montana timberlands.
(2)
Other products include sales of seeds and seedlings from our nursery operations and wood chips.

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 15

Five-Year Trend for Total Net Sales in Timberlands

NET SALES IN MILLIONS OF DOLLARS
$2,000
$1,500
$1,000
$500
$0
$471
$1,466
$535
$1,636
$561
$1,858
$572
$1,654
$554
$1,512
2020
2021
2022
2023
2024
INTERSEGMENT SALES
SOUTHERN LOGS
WESTERN LOGS
NORTHERN LOGS
ALL OTHER PRODUCTS

Percentage of 2024 Sales Dollars to Unaffiliated Customers

Log Sales Volumes

Our sales volumes include fee timber as well as logs purchased in the open market.

Our log sales volumes to unaffiliated customers over the last two years were:

•
22,855 thousand tons in 2024 and
•
24,061 thousand tons in 2023.

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

Five-Year Summary of Log Sales Volumes to Unaffiliated Customers

SALES VOLUMES IN THOUSANDS
	2024	2023	2022	2021	2020
Logs – tons:
West(1)	5,901	6,259	6,296	6,203	6,506
South	16,317	17,173	16,864	16,594	16,954
North(2)	637	629	707	788	872
Total	22,855	24,061	23,867	23,585	24,332

(1)
Western logs are primarily transacted in thousand board feet (MBF) but are converted to ton equivalents for external reporting purposes.
(2)
In March 2020, we sold our Montana timberlands.

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 16

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

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 17

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

WHAT WE DO

Real Estate

Properties that exhibit higher use value than commercial timberlands are monetized by our Real Estate business over time. We analyze our existing U.S. timberland holdings using a process we call AVO. We start with understanding the value of a parcel operating as commercial timberlands and then assess the specific real estate attributes of the parcel and its corresponding market. The assessment includes demographics, infrastructure and proximity to amenities and recreation to determine the potential to realize a premium value to commercial timberland. Attributes can evolve over time, and accordingly, the assignment of value and opportunity can change. We continually revisit our AVO assessment across our timberland portfolio. Additionally, we leverage new technology to improve and enhance our ability to identify and capture value from various timber and non-timber attributes, including carbon, renewable energy and other natural climate solutions opportunities. This technology-enabled approach, referred to as "AVO 2.0", leverages remote sensing, satellite imagery, machine learning and other advanced data analytics, and continues to drive significant improvements in our ability to identify strategic growth opportunities and manage every acre in our portfolio to maximize value across the full suite of attributes and opportunities.

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

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 18

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

HOW MUCH WE SELL

Our net sales over the last two years were $391 million in 2024 and $363 million in 2023.

Five-Year Summary of Net Sales for Real Estate, Energy and Natural Resources

NET SALES IN MILLIONS OF DOLLARS
	2024	2023	2022	2021	2020
Net sales:
Real Estate	$280	$237	$235	$246	$202
Energy and Natural Resources	111	126	133	98	74
Total	$391	$363	$368	$344	$276

Five-Year Summary of Real Estate Sales Statistics

REAL ESTATE SALES STATISTICS
	2024	2023	2022	2021	2020
Acres sold	94,908	62,942	58,791	55,827	111,898
Average price per acre	$2,682	$3,494	$3,714	$3,725	$1,690

WHERE WE’RE HEADED

Our competitive strategies include:

•	continuing to apply the AVO process to identify opportunities to capture a premium to timber value;
•	maintaining a flexible, low-cost execution model by continuing to leverage strategic relationships with outside real estate brokers;
•	capturing the full value of our surface and subsurface ownership, including natural climate solutions opportunities, and
•	delivering the most value from every acre.

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

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 19

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

Summary of Wood Products Capacities and Principal Manufacturing Locations as of December 31, 2024

CAPACITIES IN MILLIONS
	PRODUCTION CAPACITY	NUMBER OF FACILITIES	FACILITY LOCATIONS
Structural lumber – board feet(1)	5,580	19	Alabama, Arkansas, Louisiana (2), Mississippi (3), Montana, North Carolina (3), Oklahoma, Oregon (2), Washington (2), Alberta (2), British Columbia
Oriented strand board – square feet (3/8”)	3,150	6	Louisiana, Michigan, North Carolina, West Virginia, Alberta, Saskatchewan
Engineered solid section – cubic feet(2)	42	6	Alabama, Louisiana, Oregon, West Virginia, British Columbia, Ontario
Softwood plywood – square feet (3/8”)(3)	610	3	Arkansas, Louisiana, Montana
Medium density fiberboard – square feet (3/4”)	265	1	Montana

(1)
Includes our New Bern lumber mill, which was indefinitely curtailed in third quarter 2024.
(2)
This represents total press capacity. Our engineered solid section facilities also may produce engineered I-joists. In 2024, approximately 22 percent of the total press production was converted into 147 million lineal feet of I-joist.
(3)
All of our plywood facilities also produce veneer.

Production capacities listed represent annual production volume under normal operating conditions and producing a normal product mix for each individual facility.

We also own or lease 19 distribution centers in the U.S. where our products and complementary building products are sold.

Five-Year Summary of Wood Products Production

PRODUCTION IN MILLIONS
	2024	2023	2022	2021	2020
Structural lumber – board feet	4,404	4,572	4,513	4,815	4,666
Oriented strand board – square feet (3/8”)	2,920	2,933	2,961	2,865	3,013
Engineered solid section – cubic feet	22.3	21.9	23.6	24.0	23.0
Engineered I-joists – lineal feet	147	147	172	190	175
Softwood plywood – square feet (3/8”)	314	310	259	263	347
Medium density fiberboard – square feet (3/4”)	138	132	161	206	200

HOW MUCH WE SELL

Revenues of our Wood Products segment come from sales to wood products dealers, do-it-yourself retailers, builders and industrial users. Wood Products net sales were $5.2 billion in 2024 and $5.7 billion in 2023.

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 20

Five-Year Summary of Net Sales for Wood Products

NET SALES IN MILLIONS OF DOLLARS
	2024	2023	2022	2021	2020
Structural lumber	$1,906	$2,123	$3,374	$3,721	$2,602
Oriented strand board	979	944	1,578	1,840	1,013
Engineered solid section	708	783	862	679	505
Engineered I-joists	390	447	573	447	316
Softwood plywood	158	166	193	210	171
Medium density fiberboard	159	155	192	186	171
Other products produced(1)	306	335	346	348	336
Complementary building products	615	704	840	790	676
Total	$5,221	$5,657	$7,958	$8,221	$5,790

(1)
Other products produced sales include wood chips, other byproducts and third-party residual log sales from our Canadian Forestlands operations.

Five-Year Trend for Total Net Sales in Wood Products

NET SALES IN MILLIONS OF DOLLARS
$9,000
$7,500
$6,000
$4,500
$3,000
$1,500
$0
$5,790
$8,221
$7,958
$5,657
$5,221
2020
2021
2022
2023
2024

Percentage of 2024 Net Sales Dollars in Wood Products

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 21

Wood Products Volumes

Five-Year Summary of Sales Volumes for Wood Products

SALES VOLUMES IN MILLIONS(1)
	2024	2023	2022	2021	2020
Structural lumber – board feet	4,500	4,649	4,658	4,902	4,873
Oriented strand board – square feet (3/8”)	2,810	2,864	2,853	2,726	2,956
Engineered solid section – cubic feet	22.3	22.3	23.0	24.4	23.4
Engineered I-joists – lineal feet	149	154	171	194	190
Softwood plywood – square feet (3/8”)	342	342	285	308	414
Medium density fiberboard – square feet (3/4”)	135	122	160	205	201

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

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 22

Five-Year Summary of Published Oriented Strand Board Prices — $/MSF

SELECTED PUBLISHED PRODUCT PRICES
$442
$806
$616
$358
$404
2020
2021
2022
2023
2024
OSB (7/16") NORTH CENTRAL PRICE
SOURCE: Random Lengths

WHERE WE’RE HEADED

Our competitive strategies include:

•	delivering industry-leading controllable manufacturing costs and optimizing capacity through operational excellence and disciplined capital execution;
•	aligning closely with fiber supply;
•	expanding our lumber and engineered wood products capacity;
•	developing new and innovative products;
•	leveraging our brand and reputation as the preferred provider of quality building products and
•	pursuing disciplined, profitable sales growth in target markets.

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 23

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Brian K. Chaney, 53, has been senior vice president, Wood Products, since June 2024. Previously, he served as vice president, Engineered Wood Products and Innovation from January 2022 to June 2024, vice president, Engineered Wood Products and Distribution from January 2020 to January 2022 and vice president, Wood Products Sales and Marketing from January 2019 to December 2019. Prior to that, he held various operating and leadership roles in the company's Timberlands and Wood Products businesses.

Kristy T. Harlan, 51, has been senior vice president, general counsel and corporate secretary since January 2017. She leads the company's Law department, with responsibility for global legal, compliance, enterprise risk management, procurement and land title functions. Before joining the company, she was a partner at K&L Gates LLP from January 2007 to November 2016. Previously, she worked as an attorney at Preston Gates & Ellis LLP and Akin Gump Strauss Hauer & Feld LLP.

Paul A. Hossain, 55, has been senior vice president and chief development officer since January 2025. He previously served as vice president of Natural Resources and Climate Solutions from March 2021 to December 2024, and vice president of Energy & Natural Resources from February 2016 to February 2021. Prior to the merger with Weyerhaeuser, Mr. Hossain served in multiple senior leadership roles with Plum Creek, including vice president of Renewable Energy and Supply Chain, and general manager of Energy and Natural Resources.

Travis A. Keatley, 48, has been senior vice president, Timberlands, since September 2021. Previously, he served as vice president, Western Timberlands, from January 2020 to September 2021 and vice president, Southern Timberlands, from January 2018 to December 2019. He also served as Director of Operations, Southern Timberlands, from November 2015 to January 2018. In addition to serving in a variety of additional operations and leadership positions since joining the company in 1997, he led the successful integration of the Longview Timber acquisition in 2013.

Denise M. Merle, 61, has been senior vice president and chief administration officer since February 2018. Previously, she served as senior vice president, Human Resources and Information Technology, from February 2016 to February 2018 and senior vice president, Human Resources and Investor Relations, from February 2014 to February 2016. She was director, Finance and Human Resources, for the Lumber business from 2013 to 2016. Prior to that, she was director, Compliance & Enterprise Planning, from 2009 to 2013, and director, Internal Audit, from 2004 to 2009. She also held various roles in the company's former paper and packaging businesses, including finance, capital planning and analysis, and business development. She is a certified public accountant in the state of Washington.

Devin W. Stockfish, 51, has been president and chief executive officer and a member of the company’s board of directors since January 2019. Previously, he served as senior vice president, Timberlands, from January 2018 to December 2018 and as vice president, Western Timberlands, from January 2017 to December 2017. He also served as senior vice president, general counsel and corporate secretary from July 2014 to December 2016 and as assistant general counsel from March 2013 to July 2014. Before joining the company in March 2013, he was vice president and associate general counsel at Univar Inc. where he focused on mergers and acquisitions, corporate governance and securities law. Previously, he was an attorney in the law department at Starbucks Corporation and practiced corporate law at K&L Gates LLP. Before he began practicing law, Mr. Stockfish was an engineer with the Boeing Company.

David M. Wold, 43, has been senior vice president and chief financial officer since May 2022. He joined Weyerhaeuser in November 2013 and has held a series of accounting and finance leadership roles with increasing responsibility, including serving as corporate controller from March 2018 to May 2019 and vice president and chief accounting officer from May 2019 to May 2022. Prior to joining the company, he served as vice president, finance of Verdiem Corporation, a privately held technology company, from September 2011 to November 2013. Mr. Wold was previously a senior manager at the accounting firm of KPMG LLP. He is a certified public accountant in the state of Washington.

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 24

NATURAL RESOURCE AND ENVIRONMENTAL MATTERS

We are subject to a multitude of statutes and regulations (collectively, "laws") in the operation of our businesses. We also participate in voluntary certification of our timberlands to ensure that we sustain their overall quality, including the protection of wildlife and water quality. Changes in these laws or certification standards can significantly affect our business.

REGULATIONS AFFECTING FORESTRY PRACTICES

In the United States, laws established by federal, state and local government agencies to protect, among other things, water quality, wetlands and other wildlife habitat could affect future harvests and forest management practices on our timberlands. Forest practice laws that affect present or future harvest and forest management activities in certain states include:

•	limits on the size of clearcuts,
•	requirements that some timber be left unharvested to protect water quality and fish and wildlife habitat,
•	regulations regarding construction and maintenance of forest roads,
•	rules requiring reforestation following timber harvest,
•	regulations on the use of pesticides and herbicides and
•	various related permit programs.

Each state in which we own timberlands has developed laws and/or best management practices to reduce the effects of forest practices on water quality and aquatic habitats. Additional and more stringent laws may be adopted by various state and local governments to achieve water quality standards, protect fish and wildlife habitats and human health, or achieve other public policy objectives.

In Canada, our forest operations are carried out on public timberlands under forest licenses with the provinces. All forest operations in Canada are subject to:

•	forest practices and environmental laws and
•	license requirements established by contract between us and the relevant province designed to protect environmental values and encourage other stewardship values.

In Canada, 21 member companies of the Forest Products Association of Canada (FPAC), including Weyerhaeuser’s Canadian subsidiary, announced in May 2010 the signing of a Canadian Boreal Forest Agreement (CBFA) with nine environmental organizations. The CBFA applies to approximately 72 million hectares of public forests licensed to FPAC members and, when fully implemented, was expected to lead to the conservation of significant areas of Canada’s boreal forest and protection of boreal species at risk, in particular, woodland caribou. While the CBFA mandate came to an end in 2017, CBFA signatories continue to work on management plans with provincial governments and seek the participation of indigenous and local communities.

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

Such actions could increase our operating costs and affect timber supply and prices in general. To date, we do not believe that these measures have had, and we do not believe that in 2025 they will have, a significant effect on our harvesting operations. We anticipate that likely future actions will not disproportionately affect Weyerhaeuser as compared with comparable operations of U.S. competitors.

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 25

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

The identification and protection of habitat and the implementation of range plans and land use action plans may, over time, result in additional restrictions on timber harvests and other forest management practices that could increase operating costs for operators of timberlands in Canada. To date, we do not believe that these Canadian measures have had, and we do not believe that in 2025 they will have, a significant effect on our harvesting operations. We anticipate that likely future measures will not disproportionately affect Weyerhaeuser as compared with similar operations of Canadian competitors.

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

We believe that these regulations and programs have not had, and in 2025 will not have, a significant effect on our total harvest of timber in the United States or Canada. However, these kinds of programs may have such an effect in the future. We expect we will not be disproportionately affected by these programs as compared with typical owners of comparable timberlands. We also expect that these programs will not significantly disrupt our planned operations over large areas or for extended periods.

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

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 26

Final or interim resolution of claims brought by indigenous groups can be expected to result in:

•	additional restrictions on the sale or harvest of timber,
•	potential increase in operating costs and
•	effect on timber supply and prices in Canada.

We believe that such claims will not have a significant effect on our total harvest of timber or production of forest products in 2025, although they may have such an effect in the future.

POLLUTION CONTROL REGULATIONS

Our operations are subject to various federal, state, provincial and local pollution control laws.

These laws, as well as market demands, impose controls with regard to:

•	the discharge of pollutants to air, water and land;
•	solid and hazardous waste management;
•	waste disposal;
•	remediation of contaminated sites and
•	the chemical content of some of our products.

Compliance with these laws and demands may involve capital expenditures or changes to operating procedures, which can increase operating costs. We cannot easily quantify the future amounts of capital expenditures we might have to make to comply with these laws and demands or the effects on our operating costs because in some instances compliance standards have not been developed or have not become final or definitive. In addition, it is difficult to isolate the environmental component of most manufacturing capital projects.

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

ENVIRONMENTAL CLEANUP

We are involved in the environmental investigation or remediation of numerous sites, predominantly resulting from historical legacy operations. Of these sites:

•	we may have the sole obligation to remediate;
•	we may share that obligation with one or more parties;
•	several parties may have joint and several obligations to remediate and
•	we may have been named as a potentially responsible party for contaminated sites, including those designated as U.S. Superfund sites.

Our liability with respect to these various sites could range from insignificant to substantial. The amount of liability depends on the:

•	quantity, toxicity and nature of materials at the site;
•	regulatory standards to which the site must be remediated and
•	number and economic viability of the other responsible parties.

We spent approximately $5 million in 2024 and expect to spend approximately $14 million in 2025 on environmental remediation of these sites.

It is our policy to accrue for environmental remediation costs when we:

•	determine it is probable that such an obligation exists and
•	can reasonably estimate the amount of the obligation.

Based on currently available information and analysis, we believe it is reasonably possible that our costs to remediate all the identified sites may exceed our current accrual of $81 million by up to $212 million. This estimate of the upper end of the range of reasonably possible additional costs is much less certain than the estimates we currently are using to determine how much to accrue. The estimate of the upper range also relies on assumptions less favorable to us among the range of reasonably possible outcomes.

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 27

REGULATION OF AIR EMISSIONS IN THE U.S.

The United States Environmental Protection Agency (EPA) has promulgated regulations under the federal Clean Air Act for air emissions from:

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

Additional factors that could affect regulation of GHG emissions in the future include:

•	policy proposals by federal or state governments regarding regulation of GHG emissions;
•	Congressional legislation regulating or taxing GHG emissions within the next several years and
•	establishment of a multistate or federal GHG emissions reduction trading system with potentially significant implications for all U.S. businesses.

We believe these developments have not had, and in 2025 will not have, a significant effect on our operations. Although these measures could have a material adverse effect on our operations in the future, we expect that we will not be disproportionately affected by these measures as compared with owners of comparable operations. We maintain an active forestry research program to track and understand any potential effect from physical climate change related parameters that could affect the forests we own and manage and do not currently anticipate any near-term disruptions to our planned operations.

REGULATION OF AIR EMISSIONS IN CANADA

Our wood products facilities are regulated in Canada under provincial air quality regulations. The Canadian federal government has also proposed an air quality management system (AQMS) as a comprehensive national approach for improving air quality in Canada to go along with existing provincial air quality regulations. The AQMS includes:

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

Although these and related regulations and measures have not had, and we do not expect in 2025 that they will have, a material effect on our operations, they could in the future.

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 28

REGULATION OF WATER IN THE U.S.

Our operations are regulated under the federal Clean Water Act, which regulates the discharge of pollutants into the waters of the U.S. This generally means obtaining permits for certain of our silviculture activities and our operating facilities and abiding by applicable restrictions. Federal agency rulemaking and related litigation under the act affects the definition of water subject to the act’s regulation. This, in turn, has affected the number of required federal and state permits in some areas of our operations and led to adjustments of our operational practices, particularly relating to the application of pesticides and herbicides on timberlands, which has increased operating costs.

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

Pending and future federal and state rulemaking, and judicial challenges thereto, could make application of the Clean Water Act, as well as comparable state laws, more or less costly to Weyerhaeuser, and we are not able to predict the final resolution of these matters. Although this and related regulations have not had, and we do not expect in 2025 that they will have, a material effect on our operations, they could in the future.

REGULATION OF WATER IN CANADA

In Canada, various levels of government have been working to address water issues including use, quality and management. Recent areas of focus include water allocation, regional watershed protection, protection of drinking water, water pricing and a national water quality index.

Changes to the Canadian Federal Fisheries Act have moved the focus of that legislation from habitat protection to fisheries protection and increased penalties. We expect further changes to these regulations, but we cannot predict the scope or potential effect, if any, on our operations. Although this and related Canadian regulations have not had, and we do not expect in 2025 that they will have, a material effect on our operations, they could in the future.

FORWARD-LOOKING STATEMENTS

This report contains statements concerning our future results and performance that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, those relating to: our expected future financial and operating performance; our plans, strategies, intentions, ambitions and expectations; our operational excellence and other strategic initiatives, including those pertaining to operating costs and efficiencies, as well as other costs, product development and production; our capital structure and the sufficiency of our liquidity position to meet future cash requirements; our future debt payments; our expectations concerning contingent liabilities and the sufficiency of litigation and other contingent liability reserves and accruals, including but not limited to cost estimates of future litigation and environmental remediation; our cash return framework, including our target percentage return to shareholders of Adjusted Funds Available for Distribution through quarterly and supplemental cash dividends and/or share repurchases; expected capital expenditures; expected economic conditions, including expectations and drivers relating to markets, pricing and demand for our products; and our expectations relating to pension contributions to our pension and post-employment benefit plans, returns on invested pension plan assets and expected future benefit payments.

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often involve use of words such as "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "targets," "will," or approximately, or similar words or terminology. They may use the positive, negative or another variation of those and similar words. These forward-looking statements are based on our current expectations and assumptions and are not guarantees of future events or performance. The realization of our expectations and the accuracy of our assumptions are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The factors listed below and those described under Risk Factors and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), as well as other factors not described herein because they are not currently known to us or we currently judge them to be immaterial, may cause our actual results to differ significantly from our forward-looking statements.

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

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 29

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

•	demand and continued market development for emerging renewable energy, carbon credits and carbon sequestration;
•	raw material availability and prices;
•	the effect of weather;
•	changes in global or regional climate conditions and governmental response to such changes;
•	the risk of loss from fires, floods, windstorms, hurricanes, pest infestation and other natural disasters;
•	the effects of significant geopolitical conditions or developments such as significant international trade disputes or domestic or foreign terrorist attacks, armed conflict or political unrest;
•	the occurrence of regional or global health epidemics and their potential effects on our business, results of operations, cash flows, financial condition and future prospects;
•	energy prices;
•	transportation and labor availability and costs;
•	federal tax policies;
•	the effect of forestry, land use, environmental and other governmental regulations;
•	legal proceedings;
•	performance of pension fund investments;
•	the effect of timing of employee retirements and changes in the market price of our common stock on charges for share-based compensation;
•	the accuracy of our estimates of costs and expenses related to contingent liabilities and the accuracy of our estimates of charges related to casualty losses;
•	changes in accounting principles and
•	other factors described in this report under Risk Factors and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

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

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 30

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

We are subject to the risk of various catastrophic events, including but not limited to the occurrence of: severe regional or local weather events or trends and related fires or flooding; wide-spread insect or pest infestations on one or more of our properties; significant geological events such as earthquakes, volcanic eruptions and major erosion in the form of landslides; significant geopolitical events, conditions or developments such as significant international trade disputes or domestic or foreign terrorist attacks, domestic or foreign armed conflict and political unrest; and regional health epidemics or global health pandemics, such as the 2020 outbreak of the novel strain of coronavirus and its many subsequent mutations. Any one or more of these events or conditions, or other catastrophic events or developments, could directly or indirectly significantly affect our ability to operate our businesses and adversely affect domestic and foreign general economic conditions and thus domestic or foreign market demand for our products. The impact of any one or more of these events or conditions may also trigger the occurrence of, or exacerbate, other risks discussed herein, any one of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Homebuyers’ ability to qualify for and obtain affordable mortgages could be affected by changes in interest rates, changes in home loan underwriting standards and government sponsored entities and private mortgage insurance companies supporting the mortgage market.

Access to affordable mortgage financing is critical to the health of the U.S. housing market. Generally, increases in interest rates make it more difficult for home buyers to obtain mortgage financing, which could negatively affect demand for housing and, in turn, negatively affect demand for our wood products. After maintaining interest rates at historically low levels for an extended period of time, in the first quarter of 2022 the U.S. Federal Reserve began implementing a policy of incrementally raising rates, which it continued through 2023. Although the Federal Reserve began reducing rates in 2024, they remain well above pre-2022 levels. We cannot predict the extent to which the U.S. Federal Reserve's current policy will be maintained or the timing, number, extent or direction of future rate adjustments.

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

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 31

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

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 32

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

Our real property holdings are primarily timberlands and we may make additional timberlands acquisitions in the future. As the owner and manager of approximately 10.4 million acres of timberlands, we are subject to the risks that are inherent in concentrated real estate investments. A downturn in the real estate industry generally, or the timber or forest products industries specifically, could reduce the value of our properties and adversely affect our financial condition, results of operations and cash flows. Such a downturn could also adversely affect our customers and reduce the demand for our products, as well as our ability to execute upon our strategy of selling nonstrategic timberlands and timberland properties that have higher and better uses at attractive prices. These risks may be more pronounced than if we diversified our investments outside of real property holdings.

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

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 33

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

For more discussion about U.S. trade policy and its potential effects on our business, see the following risk factor entitled U.S. and International Trade Policy.

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 34

Customer demand for certain brands of sustainably-produced products could reduce competition among buyers for our products or cause other adverse effects.

We have adopted the Sustainable Forestry Initiative® (SFI) standard for wood fiber supplied to our manufacturing facilities, both from our timberlands and from third-party suppliers. If customer preference for a sustainability standard other than SFI increases, or if the SFI standard falls into disfavor, there may be reduced demand and lower prices for our products relative to competitors who can supply products sourced from forests certified to competing certification standards. If we seek to comply with such other standards, we could incur materially increased costs for our operations or be required to modify our operations, such as reducing harvest levels. FSC, in particular, employs standards that are geographically variable and could cause a material reduction in the harvest levels of some of our timberlands, most notably in the Pacific Northwest.

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

A significant number of employees in our Western Timberlands and in our Wood Products businesses located in the Pacific Northwest are covered by a collective bargaining agreement, and these employees have in the recent past commenced a work stoppage that was subsequently resolved. We also have collective bargaining agreements with smaller groups of employees in various other parts of our business operations. If our unionized workers were to engage in a protracted work stoppage, we could experience a significant disruption of operations at our facilities. Likewise, if our non-unionized operations were to become unionized and thereafter commence a work stoppage, we could experience a significant disruption of operations at our facilities. If we are unable to reach or renew collective bargaining agreements with our unionized workers, we could also experience higher ongoing labor costs. Any work stoppage by any one or more of our significant customers, transportation providers or suppliers could also have similar negative effects on us. Depending on scope and duration, any of these labor disruptions could have a material adverse effect on our financial condition, results of operations or cash flows.

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 35

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

Our strategic initiatives are designed to improve our results of operations and drive long-term shareholder value. These initiatives include, among others, optimizing cash flow through operational excellence, reducing costs to achieve industry-leading cost structure, innovating in higher-margin products and pursuing opportunities in emerging markets through our Real Estate, Energy & Natural Resources segment. For example, through our natural climate solutions business we are pursuing opportunities to participate in new and emerging markets for forest carbon credits and carbon storage, and the success of these endeavors is subject to many known and unknown risks. Known risks include but are not limited to market acceptance or changes in demand for our natural climate solutions products and services as these new markets evolve over time. Political and regulatory developments could also make these business opportunities less profitable or even impossible to pursue. We are also investing significant capital resources in constructing a new TimberStrand® manufacturing facility, and our ability to realize our projected financial and other benefits of the project is also subject to many known and unknown risks. These include but are not limited to our ability to timely commence or complete construction of the facility, our ability to procure necessary government licenses, approvals and permits, our receipt of certain tax abatement and related financial incentives from state and local governments and the performance of vendors and contractors. There can be no assurance that we will be able to successfully implement any one or more of our important strategic initiatives in accordance with our expectations, which could result in an adverse effect on our business and financial results.

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

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 36

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

LEGAL AND REGULATORY RISKS RELATED TO CLIMATE CHANGE

Governmental response to climate change at the international, federal and state levels may affect our financial condition, results of operations, cash flows and financial condition.

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

However, climate change legislation or related government mandates, standards or regulations intended to mitigate or reduce carbon compound, greenhouse gas emissions or other climate change effects could have significant adverse effects on our business and operations as well as our ability to achieve our recently announced business goals in emerging carbon credit and carbon storage markets. Any one or more of such new legal requirements and regulations could, for example, significantly increase the costs for our mills to comply with stricter air emissions regulations. They could also limit harvest levels for commercial timberland operators, which could in turn adversely affect our timberland operations as well as potentially lead to significant increases in the cost of energy, wood fiber and other raw materials for our wood products businesses. Any one or more of these developments, as well as other unforeseeable governmental responses to climate change, could have a material adverse effect on our financial condition, results of operations, cash flows and financial condition.

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 37

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

Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code (IRC or Code) to our operations and the determination of various factual matters and circumstances not entirely within our control. There are only limited judicial or administrative interpretations of these provisions. We closely monitor our compliance with all of the various requirements for maintaining our REIT status. For example, we regularly test our compliance with the general requirement that at least 75 percent of the market value of our total assets consist of REIT-qualifying interests in real property (such as timberlands) and certain other specified qualifying assets, and that no more than 25 percent of the market value of our total assets may consist of assets that are not REIT-qualifying assets. Although we operate in a manner consistent with these REIT qualification rules, we cannot provide assurance that we are or will remain qualified.

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

The failure of either of our two subsidiary REITs to maintain their separate REIT qualification could affect the company’s own REIT qualification.

The vast majority of our timberlands are held in two subsidiaries that we operate to qualify as REITs. Our western timberlands and related assets are held in a subsidiary that began qualifying as a REIT beginning in the tax year 2022 and our southern timberlands and related assets are held

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 38

in another subsidiary that intends to qualify as a REIT beginning in the tax year 2025. While our ownership interests in these subsidiaries are qualifying real estate assets for purposes of the company’s 75 percent asset test described above, any failure of either subsidiary REIT to maintain its own separate REIT status would generally result in the subsidiary being subject to regular U.S. corporate income tax, as described above, and the company’s ownership interest in the subsidiary no longer qualifying as a real estate asset for purposes of the 75 percent asset test. If this were to occur, the company’s own REIT qualification could be adversely affected.

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

U.S. AND INTERNATIONAL TRADE POLICY

Changes in U.S. foreign trade policy and responses from other countries may substantially increase the cost of our products in our export markets as well as increase the cost of imported products and raw materials that we use in our operations.

Our ability to conduct business can be significantly affected by changes in tariffs, duties, taxes or customs resulting from changes in U.S. and foreign trade policy. For example, we export logs and finished wood products to foreign markets, including Canada and China, and our ability to do so profitably would be affected by trade disputes that result in tariffs being charged on these products.

The new U.S. presidential administration has proposed to significantly increase tariffs on foreign imports into the United States, including imports from countries to which we export our products, such as Canada and China. In addition to increasing the cost of the wood products that we export to U.S. markets from our Canadian operations, this policy could result in one or more of our foreign export market jurisdictions adopting retaliatory trade policy that makes it more difficult or costly for us to export our products to those countries including, for example, by increasing tariffs, taxes or duties on our products or by placing significant import restrictions on our products such as onerous and excessive phytosanitary requirements. We could therefore experience reduced revenues and margins in our businesses that are adversely affected by international trade policy or disputes, including the terms of any settlement of such disputes. To the extent such trade policies increase prices, they could also reduce the overall demand for our products in affected markets. Likewise, U.S.-imposed tariffs on imports could also increase our costs for products and raw materials that we use in our operations, and we may not be able to pass on those cost increases to our customers. These changes could therefore have a material adverse effect on our business, financial results and financial condition, including facility closures or impairments of assets. We cannot predict future U.S. or foreign trade policy or the terms and conditions of any resolutions or settlements of international trade disputes and their effects on our business.

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

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 39

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

INFORMATION TECHNOLOGY SYSTEMS AND CYBERSECURITY

Risks associated with our Information Technology (IT) systems, including but not limited to security breaches, system failures or other significant disruptions, as well as risks relating to implementation of new IT systems such as delays, cost overruns and platform integration problems, could compromise our data and adversely affect our operations, reported financial results and reputation and thereby expose us to potential liability or litigation.

We use IT systems to carry out our operating activities, maintain our business records, and collect and store sensitive data, including but not limited to intellectual property and personally identifiable information. Some of our systems are internally managed and some are maintained by third-party service providers. Although we employ, and we believe our third-party service providers employ, what we deem to be reasonably adequate security measures and controls, there can be no assurance that our efforts will be effective against the risks we face from cyber-attacks, including from: computer hackers, foreign governments and cyber terrorists; malicious code (such as malware, viruses and ransomware); an intentional or unintentional personnel action; a natural disaster; a hardware or software corruption, failure or error; a telecommunications system failure or disruption; a service provider failure or error; or any one or more other causes of a security breach, system

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 40

failure or disruption. The increased prevalence and sophistication of Artificial Intelligence (AI) tools, such as AI-enabled malware, could increase the risks of cyber-attacks to our systems and to those of our third-party service providers. Implementation of new IT systems, including replacement of legacy systems with new or upgraded versions, could also pose a significant risk to us, as any such implementation could involve system failure, potential loss or corruption of our important data, security or internal control failures, delays, cost overruns and disruption to our operations.

Although we have, on occasion, experienced cybersecurity threats to our data and IT systems, including phishing attacks, to date no events of this nature have had a material adverse effect on our business or otherwise caused material harm to the company. However, if in the future our IT systems are significantly disrupted, shut down or otherwise compromised for any reason, or if our data is destroyed, misappropriated or inappropriately disclosed, our operations and financial results could be negatively affected. Additionally, we could suffer significant losses or incur significant liabilities, including without limitation damage to our reputation, loss of customer confidence or goodwill and significant expenditures of time and money to address and remediate any resulting damages to affected individuals or business partners or to defend ourselves in resulting litigation or other legal proceedings by affected individuals, business partners or regulators. For more information about our cybersecurity program, see Item 1C Cybersecurity.

UNRESOLVED STAFF COMMENTS

There are no unresolved comments that were received from the SEC staff relating to our periodic or current reports under the Securities Exchange Act of 1934.

CYBERSECURITY

RISK MANAGEMENT

Our risk management program includes focused efforts on identifying, assessing and managing cybersecurity risk, including the following:

•

A robust information security training program that requires all company employees with access to our networks to participate in regular and mandatory training on how to be aware of, and help defend against, cyber risks, combined with periodic testing to measure the efficacy of our training efforts. Highlights of our training program include:

•
At least annual training for company employees who have access to our information systems.
•
Specialized training for all new hires.
•
Targeted training for all employees aimed at responding to current and emerging risks and threats using tools such as situational simulations and frequent testing of our employees' ability to identify and appropriately respond to cybersecurity threats.

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

•	A formal vendor risk assessment process to ensure any vendors with information access have appropriate security measures and practices in place.
•	Engaging external cybersecurity experts in incident response development and management.
•	Business continuity plans and critical recovery backup systems.
•	Requiring employees and third parties who have access to our systems to treat confidential and private information and data with care.
•	Insurance for damage to property caused by a cyberattack.

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

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 41

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

RISK MITIGATION

We also manage cybersecurity risk by limiting our threat landscape. For example, we do not store, transmit or process many of the types of data commonly targeted in cyberattacks, such as consumer credit card or financial information, nor do we store or maintain significant proprietary data on our systems. Moreover, our businesses do not involve or represent national infrastructure, the likes of which are common targets of cyber attackers (e.g., energy, oil and gas, transportation, communications and banking and financial systems). We recognize that cyber threats are a permanent part of the risk landscape and that new threats are constantly evolving. For these and other reasons, cybersecurity is a top risk management priority at Weyerhaeuser.

Like many companies, we face a number of cybersecurity risks in the day-to-day operation of our business. Although during the three-year period ended December 31, 2024 and to date these risks have not materialized into any incident or series of incidents that have materially affected, or are reasonably likely to materially affect the company, its business strategy, results of operations or financial condition or otherwise caused material harm to the company, we have, on occasion, experienced cybersecurity threats to our data and information systems, including phishing attacks. Over this same time period, certain of our vendors and service providers have notified us of cybersecurity incidents involving their own systems and these cybersecurity incidents, likewise, have not materially affected us, our business strategy, results of operations or financial condition or otherwise caused material harm to the company. To date, we have incurred no expenses for penalties or settlements with a third party relating to any cybersecurity incidents. For more information about the cybersecurity risks we face, see the risk factor entitled "Information Systems and Cybersecurity" in Item 1A Risk Factors.

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

As of December 31, 2024, there were 11,110 holders of record of our common shares.

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 42

INFORMATION ABOUT COMMON SHARE REPURCHASES

The following table provides information with respect to purchases of common shares made by the company during fourth quarter 2024:

			TOTAL NUMBER	APPROXIMATE
			OF SHARES	DOLLAR VALUE
			PURCHASED AS	OF SHARES THAT
			PART OF	MAY YET BE
			PUBLICLY	PURCHASED
	TOTAL NUMBER	AVERAGE	ANNOUNCED	UNDER THE
COMMON SHARE REPURCHASES DURING FOURTH	OF SHARES	PRICE PAID	PLANS OR	PLANS OR
QUARTER 2024	PURCHASED	PER SHARE	PROGRAMS	PROGRAMS
October 1 - October 31	238,742	$32.72	238,742	$119,483,627
November 1 - November 30	—	$—	—	$119,483,627
December 1 - December 31	686,859	$30.18	686,859	$98,753,490
Total	925,601	$30.84	925,601

On September 22, 2021, we announced that our board of directors approved a new share repurchase program (the 2021 Repurchase Program) under which we are authorized to repurchase up to $1 billion of outstanding shares. Concurrently, the board terminated the remaining repurchase authorization under the 2019 repurchase program.

During fourth quarter 2024, we repurchased 925,601 common shares for approximately $28 million (including transaction fees) under the 2021 Repurchase Program in open-market transactions. Transaction fees incurred for repurchases are not counted as use of funds authorized for repurchase under the 2021 Repurchase Program. As of December 31, 2024, we had remaining authorization of $99 million for future share repurchases.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL SHAREHOLDER RETURN

Weyerhaeuser Company, S&P 500 and S&P Global Timber & Forestry Index

PERFORMANCE GRAPH ASSUMPTIONS

•	Assumes $100 invested on December 31, 2019, in Weyerhaeuser common stock, the S&P 500 Index and the S&P Global Timber & Forestry Index.
•	Total return assumes dividends received are reinvested immediately.
•	Measurement dates are the last trading day of the calendar year shown.

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 43

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

WHAT YOU WILL FIND IN THIS MD&A

Our MD&A includes the following major sections:

•	economic and market conditions affecting our operations;
•	financial performance summary;
•	results of operations;
•	liquidity and capital resources;
•	environmental matters, legal proceedings and other contingencies;
•	accounting matters and
•	performance and liquidity measures.

For Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) related to the year ended December 31, 2022, refer to this same section in our 2023 annual report on Form 10-K as filed with the Securities and Exchange Commission on February 16, 2024.

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

Over the past year, home sales and building activity moderated in part due to consistently elevated mortgage interest rates and reduced affordability. Specifically, multi-family construction has been hampered by a large supply of recently completed projects as well as higher interest rates and other factors constraining the underwriting of proposed projects. In contrast, new single-family home construction has remained resilient, as existing homeowners continued to be constrained by the lock-in effect of lower mortgage rates, compared to current rates. On a seasonally adjusted annual basis, as reported by the U.S. Census Bureau, housing starts for fourth quarter 2024 averaged 1.4 million units, a 3.5 percent increase from third quarter 2024. Single-family starts averaged 1.0 million units in fourth quarter 2024, a 3.3 percent increase from third quarter 2024. Multi-family starts averaged 376 thousand units in fourth quarter 2024, which was a 4.1 percent increase from third quarter 2024. Single-family construction is the primary driver for our business as compared to multi-family due to the amount of wood products used. Sales of newly built, single-family homes averaged a seasonally adjusted annual rate of 662 thousand units for fourth quarter 2024, a decrease of 6.5 percent from third quarter 2024, primarily driven by a seasonal reduction in buying activity. Over the medium to long-term, we expect a favorable U.S. housing construction market supported by strong demographics in the key home buying age cohorts, a decade of under building and historically low housing inventory.

Repair and remodeling expenditures decreased by 0.7 percent from third quarter 2024 to fourth quarter 2024 according to the Census Bureau Advance Retail Spending report. While there continues to be steady demand due to growing home equity and the lock-in effect, many homeowners have been more cautious in discretionary spending on large projects. Additionally, some repair and remodeling activity was accelerated during the pandemic which has had some impact on the level of spending. This softness has been reflected in both the do-it-yourself (DIY) and professionally built segments. Over the longer term, we expect this sector to resume pre-pandemic growth trends with healthy household balance sheets, elevated home equity and an aging U.S. housing stock, with a median age of 45 years.

In U.S. wood product markets, pricing for lumber and OSB increased during the fourth quarter, primarily driven by more constrained market supply. Demand for both products reflected measured buyer sentiment and a typical seasonal reduction in building activity through the winter months. In fourth quarter 2024, the Random Lengths Framing Lumber Composite price averaged $429/MBF and the OSB Composite averaged

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 44

$401/MSF. Over the course of fourth quarter 2024, composite prices for lumber increased from $396/MBF to $433/MBF and composite prices for OSB increased from $344/MSF to $418/MSF. Recent mill curtailments contributed to the strengthening lumber prices. OSB prices were supported by steady demand and limited open-market supply.

In Western log markets, Douglas fir sawlog prices increased 5.6 percent in fourth quarter 2024 compared with third quarter 2024, as reported by Fastmarkets RISI Log Lines based on Weyerhaeuser’s sales mix. Strengthening lumber prices and seasonal reductions in log supply contributed to log price increases in fourth quarter 2024. In the South, delivered sawlog prices decreased 3.0 percent in fourth quarter 2024 compared to third quarter 2024 and declined 2.9 percent from fourth quarter 2023, as reported by TimberMart-South. This was largely driven by ample log supply and ongoing actions taken by mills to align capacity with lower demand for finished products, partially driven by the seasonal reduction in building activity in the winter months.

Currency exchange rates, available supply from other countries and trade policy affect our export businesses. During fourth quarter 2024, end use demand in export markets moderated. In Japan, total housing starts decreased 3.4 percent year to date through November compared to the same period in 2023, while the key Post and Beam segment saw a 2.6 percent decrease. The slowing demand was partially offset by a decrease in lumber imports to Japan from Europe, and reduced inventories of European lumber in the Japanese market. China’s log markets were generally stable despite ongoing softness in end-market demand.

Interest rates affect our business primarily through their impact on mortgage rates and housing affordability, their general impact on the economy and their influence on our capital management activities. Actions by the U.S. Federal Reserve, the overall condition of the economy and fluctuations in financial markets are all factors that influence long-term interest rates. 30-year mortgage rates, which are correlated with long-term interest rates, increased from 6.1 percent in third quarter 2024 to 6.9 percent in fourth quarter 2024, according to economic data from Freddie Mac. Many builders have been able to offset higher mortgage rates through discounts, mortgage rate buydowns and modifying product offerings such as home sizes and finishes. Higher rates have also locked-in many existing homeowners from selling, thereby reducing inventories of existing homes for sale which has led to increased demand for available new homes.

Increased inflation affects the cost of our operations across each of our business segments, including costs for raw materials, transportation, energy and labor. The Consumer Price Index increased at an annual rate of 2.9 percent as of December 2024 compared to 2.4 percent in September 2024. This rate is markedly down from its peak of over 9.0 percent in June 2022. While we can offset some of the impacts of inflation through our sales activities, operational excellence initiatives and procurement practices, not all costs associated with inflation can be fully mitigated or passed on to the customer.

The condition of the labor market affects all of our businesses as it relates to our ability to attract and retain employees and contractors. The unemployment rate remained flat at 4.1 percent from third quarter 2024 to fourth quarter 2024.

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

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 45

FINANCIAL PERFORMANCE SUMMARY

Net Sales by Segment

Contribution to Earnings by Segment

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 46

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

CONSOLIDATED RESULTS

HOW WE DID

Summary of Financial Results

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES
		AMOUNT OF CHANGE
			2024
			vs.
	2024	2023	2023
Net sales	$7,124	$7,674	$(550)
Costs of sales	$5,811	$5,992	$(181)
Operating income	$685	$1,186	$(501)
Net earnings	$396	$839	$(443)
Basic and diluted earnings per share	$0.54	$1.15	$(0.61)

COMPARING 2024 WITH 2023

Net Sales

Net sales decreased $550 million — 7 percent — primarily due to a $436 million decrease in Wood Products net sales attributable to decreased sales realizations and sales volumes across most product lines, as well as a $142 million decrease in Timberlands net sales to unaffiliated customers attributable to decreased log sales realizations and sales volumes in the Western and Southern regions.

Costs of Sales

Costs of sales decreased $181 million — 3 percent — primarily due to decreased sales volumes across most product lines in Wood Products, as well as decreased sales volumes in our Timberlands segment, partially offset by an increase in acres sold in our Real Estate, Energy and Natural Resources segment.

Operating Income

Operating income decreased $501 million — 42 percent — primarily due to a $369 million decrease in consolidated gross margin (see discussion of components above), as well as an $84 million decrease in gain on sale of timberlands (refer to Note 4: Timberland Acquisitions and Divestitures).

Net Earnings

Net earnings decreased $443 million — 53 percent — primarily due to the $501 million decrease in operating income discussed above. This decrease was partially offset by a $67 million decrease in income tax expense (refer to Income Taxes).

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 47

TIMBERLANDS

HOW WE DID

We report sales volumes and fee harvest volumes for our Timberlands segment in Our Business/What We Do/Timberlands.

Net Sales and Net Contribution to Earnings for Timberlands

DOLLAR AMOUNTS IN MILLIONS
		AMOUNT OF CHANGE
			2024
			vs.
	2024	2023	2023
Net sales to unaffiliated customers:
Delivered logs:
West	$693	$794	$(101)
South	603	643	(40)
North	46	48	(2)
Total	1,342	1,485	(143)
Stumpage and pay-as-cut timber	51	56	(5)
Recreational and other lease revenue	77	74	3
Other products(1)	42	39	3
Subtotal net sales to unaffiliated customers	1,512	1,654	(142)
Intersegment net sales	554	572	(18)
Total segment net sales	$2,066	$2,226	$(160)
Costs of sales	$1,686	$1,746	$(60)
Operating income	$279	$488	$(209)
Interest income and other	1	—	1
Net contribution to earnings	$280	$488	$(208)

(1)
Other products include sales of seeds and seedlings from our nursery operations and wood chips.

COMPARING 2024 WITH 2023

Net Sales — Unaffiliated Customers

Net sales to unaffiliated customers decreased $142 million — 9 percent — primarily due to a $101 million decrease in Western log sales attributable to a 7 percent decrease in sales realizations and a 6 percent decrease in sales volumes, as well as a $40 million decrease in Southern log sales primarily attributable to a 5 percent decrease in sales volumes.

Intersegment Sales

Intersegment sales decreased $18 million — 3 percent — primarily due to a 6 percent decrease in sales realizations, partially offset by a 3 percent increase in sales volumes.

Costs of Sales

Costs of sales decreased $60 million — 3 percent — primarily due to decreased Western and Southern sales volumes.

Net Contribution to Earnings

Net contribution to earnings decreased $208 million — 43 percent — primarily due to the change in the components of gross margin, as discussed above, as well as an $84 million decrease in gain on sale of timberlands (refer to Note 4: Timberland Acquisitions and Divestitures).

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 48

REAL ESTATE, ENERGY AND NATURAL RESOURCES

HOW WE DID

We report acres sold and average price per acre for our Real Estate, Energy and Natural Resources (Real Estate & ENR) segment in Our Business/What We Do/Real Estate, Energy and Natural Resources.

Net Sales and Net Contribution to Earnings for Real Estate, Energy and Natural Resources

DOLLAR AMOUNTS IN MILLIONS
		AMOUNT OF CHANGE
			2024
			vs.
	2024	2023	2023
Net sales to unaffiliated buyers:
Real estate	$280	$237	$43
Energy and natural resources	111	126	(15)
Total segment net sales	$391	$363	$28
Costs of sales	$152	$126	$26
Operating income and Net contribution to earnings	$216	$211	$5

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

COMPARING 2024 WITH 2023

Net Sales

Net sales increased $28 million — 8 percent — primarily due to an increase in acres sold, partially offset by a decrease in average price per acre sold and a decrease in royalty income from our Energy and Natural Resources business.

Costs of Sales

Costs of sales increased $26 million — 21 percent — primarily due to an increase in acres sold.

Operating Income and Net Contribution to Earnings

Operating income and net contribution to earnings increased $5 million — 2 percent — primarily due to the change in the components of gross margin, as discussed above.

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 49

WOOD PRODUCTS

HOW WE DID

We report sales volumes and annual production data for our Wood Products segment in Our Business/What We Do/Wood Products.

Net Sales and Net Contribution to Earnings for Wood Products

DOLLAR AMOUNTS IN MILLIONS
		AMOUNT OF CHANGE
			2024
			vs.
	2024	2023	2023
Net sales:
Structural lumber	$1,906	$2,123	$(217)
Oriented strand board	979	944	35
Engineered solid section	708	783	(75)
Engineered I-joists	390	447	(57)
Softwood plywood	158	166	(8)
Medium density fiberboard	159	155	4
Complementary building products	615	704	(89)
Other products produced (1)	306	335	(29)
Total segment net sales	$5,221	$5,657	$(436)
Costs of sales	$4,516	$4,699	$(183)
Operating income and Net contribution to earnings	$457	$709	$(252)

(1)
Other products produced sales include wood chips, other byproducts and third-party residual log sales from our Canadian Forestlands operations.

COMPARING 2024 WITH 2023

Net Sales

Net sales decreased $436 million — 8 percent — primarily due to:

•	a $217 million decrease in structural lumber sales attributable to a 7 percent decrease in sales realizations, as well as a 3 percent decrease in sales volumes;
•	an $89 million decrease in complementary building products sales attributable to decreased sales volumes across most products;
•	a $75 million decrease in engineered solid section sales attributable to a 10 percent decrease in sales realizations;
•	a $57 million decrease in engineered I-joists sales attributable to a 10 percent decrease in sales realizations, as well as a 3 percent decrease in sales volumes;
•	a $29 million decrease in other products produced primarily attributable to decreased sales realizations for wood chips and
•	an $8 million decrease in softwood plywood sales attributable to a 5 percent decrease in sales realizations.

These decreases were partially offset by a $35 million increase in oriented strand board sales attributable to a 6 percent increase in sales realizations, partially offset by a 2 percent decrease in sales volumes.

Costs of Sales

Costs of sales decreased $183 million — 4 percent — primarily due to decreased sales volumes across most product lines.

Operating Income and Net Contribution to Earnings

Operating income and net contribution to earnings decreased $252 million — 36 percent — primarily due to the change in the components of gross margin, as discussed above.

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 50

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

Net Charge to Earnings for Unallocated Items

DOLLAR AMOUNTS IN MILLIONS
		AMOUNT OF CHANGE
			2024
			vs.
	2024	2023	2023
Unallocated corporate function and variable compensation expense	$(154)	$(127)	$(27)
Liability classified share-based compensation	2	(2)	4
Foreign exchange gain	1	1	—
Elimination of intersegment profit in inventory and LIFO	4	11	(7)
Other	(120)	(105)	(15)
Operating loss	(267)	(222)	(45)
Non-operating pension and other post-employment benefit costs	(42)	(45)	3
Interest income and other	52	76	(24)
Net charge to earnings	$(257)	$(191)	$(66)

Net charge to earnings increased by $66 million — 35 percent — primarily due to:

•	a $27 million increase in unallocated corporate function and variable compensation expense;
•	a $24 million decrease in interest income and other, primarily attributable to a decrease in our cash and short-term investment accounts and
•	a $7 million decrease in elimination of intersegment profit in inventory and LIFO.

INTEREST EXPENSE

Our net interest expense incurred for the last two years was:

•	$269 million in 2024 and
•	$280 million in 2023.

Interest expense decreased by $11 million compared to 2023 primarily due to a series of debt issuances and retirements during 2023 that decreased our average outstanding debt.

Refer to Note 11: Long-Term Debt, Net for further information.

INCOME TAXES

As a REIT, we generally are not subject to federal corporate level income taxes on REIT taxable income that is distributed to shareholders. Historical distributions to shareholders, including amounts and tax characteristics, are summarized in the table below.

AMOUNTS PER SHARE
	2024	2023
Common - capital gain distribution	$0.94	$1.66

We are required to pay corporate income taxes on earnings of our TRSs, which include our Wood Products segment and portions of our Timberlands and Real Estate & ENR segments' earnings. Our provision for income taxes is primarily driven by earnings generated by our TRSs.

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 51

Our provision for income taxes the last two years was:

•	$31 million in 2024 and
•	$98 million in 2023.

Income tax expense decreased by $67 million compared to 2023 primarily due to decreases in our pretax earnings and effective income tax rate.

Refer to Note 18: Income Taxes for further information.

LIQUIDITY AND CAPITAL RESOURCES

We are committed to maintaining an appropriate capital structure that provides financial flexibility and enables us to protect the interests of our shareholders and meet our obligations to our lenders, while also maintaining access to all major financial markets. As of December 31, 2024, we had $684 million in cash and cash equivalents and $1.5 billion of availability on our line of credit, which expires in March 2028. We believe we have sufficient liquidity to meet our cash requirements for the foreseeable future.

CASH FROM OPERATIONS

Consolidated net cash from operations was:

•	$1,008 million in 2024 and
•	$1,433 million in 2023.

COMPARING 2024 WITH 2023

Net cash from operations decreased by $425 million, primarily due to decreased cash inflows from our business operations.

Pension Contributions and Benefit Payments Made and Expected

During 2024, we contributed a total of $18 million to our pension and post-employment benefit plans, compared to a total of $20 million during 2023.

For 2025, we expect to contribute approximately $20 million to our pension and post-employment benefit plans. Refer to Note 8: Pension and Other Post-Employment Benefit Plans for further information.

INVESTING IN OUR BUSINESS

Cash from investing activities includes items such as:

•	capital expenditures for property, equipment and reforestation,
•	acquisitions of timberlands,
•	proceeds from sales of assets and operations and
•	purchases and maturities of short-term investments.

Consolidated net cash from investing activities was:

•	$(636) million in 2024 and
•	$(508) million in 2023.

COMPARING 2024 WITH 2023

Net cash from investing activities decreased by $128 million, primarily due to:

•	a $166 million decrease in proceeds from the sale of timberlands and
•	an $18 million increase in cash spent on the acquisition of timberlands.

These changes were partially offset by a $26 million decrease in capital expenditures for property and equipment.

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 52

Summary of Capital Spending by Business Segment

DOLLAR AMOUNTS IN MILLIONS
	2024	2023
Timberlands	$105	$111
Wood Products	294	323
Unallocated Items	17	13
Total	$416	$447

During fourth quarter 2024, we announced our plan to invest approximately $500 million to build a new TimberStrand® facility in Monticello, Arkansas. This capital outlay may be sourced from cash on hand or through future financing, as deemed appropriate. Construction is expected to start in 2025, with the goal of starting operations in 2027. Once completed, the new facility will increase our engineered wood products capacity by approximately 10 million cubic feet.

We expect our capital expenditures for 2025 to be approximately $440 million, excluding the investment in our Monticello engineered wood products facility. We plan to exclude the investment for purposes of calculating our annual Adjusted Funds Available for Distribution (Adjusted FAD), as used in our flexible cash return framework. The amount we spend on capital expenditures could change due to:

•	future economic conditions,
•	environmental regulations,
•	changes in the composition of our business,
•	weather,
•	timing of equipment purchases and
•	capital needs related to other business opportunities.

FINANCING

Cash from financing activities includes items such as:

•	issuances and payments of debt and
•	payments for cash dividends and repurchasing stock.

Consolidated net cash from financing activities was:

•	$(852) million in 2024 and
•	$(1,342) million in 2023.

COMPARING 2024 WITH 2023

Net cash from financing activities increased by $490 million, primarily due to:

•	a $978 million decrease in payments on long-term debt and
•	a $532 million decrease in cash paid for dividends.

These changes were partially offset by a $992 million decrease in net proceeds from issuance of long-term debt and a $23 million increase in cash used for repurchases of common stock.

LONG-TERM DEBT

Our consolidated long-term debt (including current portion) was:

•	$5,076 million as of December 31, 2024 and
•	$5,069 million as of December 31, 2023.

The $7 million increase in our long-term debt during 2024 is attributable to amortization of debt discounts and capitalized debt expenses.

The weighted average interest rate and the weighted average maturity on our long-term debt as of December 31, 2024 were 5.30 percent and 6.6 years, respectively.

In January 2025, we repaid our $139 million 8.50 percent debentures at maturity. We have $71 million of 7.95 percent debentures scheduled to mature in first quarter 2025.

See Note 11: Long-Term Debt, Net for more information.

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 53

LINE OF CREDIT

We had no outstanding borrowings on our $1.5 billion five-year senior unsecured revolving credit facility as of December 31, 2024 or December 31, 2023. This credit facility expires in March 2028.

Refer to Note 10: Line of Credit for further information.

Our Covenants

Our key covenants include the requirement to maintain:

•	a minimum total adjusted shareholders' equity of $3.0 billion and
•	a defined debt-to-total-capital ratio of 65 percent or less.

Our total adjusted shareholders' equity is comprised of:

•	total shareholders’ equity,
•	excluding accumulated other comprehensive loss,
•	minus our investment in our unrestricted subsidiaries.

Our capitalization is comprised of:

•	total debt,
•	plus total adjusted shareholders' equity.

As of December 31, 2024, we had:

•	total adjusted shareholders' equity of $10.1 billion and
•	a defined debt-to-total-capital ratio of 33.4 percent.

When calculating compliance in accordance with financial debt covenants as of December 31, 2024 and December 31, 2023, we excluded the full amount of accumulated other comprehensive loss of $402 million and $293 million, respectively. See Note 14: Shareholders’ Interest for further information on accumulated other comprehensive loss.

There are no other significant financial debt covenants related to our third-party debt.

CREDIT RATINGS

As of December 31, 2024, our long-term issuer credit rating was BBB and Baa2 from S&P and Moody’s, respectively.

DIVIDENDS

We paid cash dividends on common shares of:

•	$684 million in 2024 and
•	$1,216 million in 2023.

The decrease in dividends paid is primarily due to a supplemental dividend of $0.14 per share based on 2023 financial results for a total of $102 million paid in first quarter 2024 in comparison to a supplemental dividend of $0.90 per share based on 2022 financial results for a total of $660 million paid in first quarter 2023.

Under our cash return framework, we plan to supplement our base dividend with an additional return of variable cash, as appropriate, in the form of a supplemental cash dividend and/or share repurchase to achieve our targeted total return to shareholders of 75 to 80 percent of annual Adjusted Funds Available for Distribution (Adjusted FAD). For further information on Adjusted FAD see Performance and Liquidity Measures.

SHARE REPURCHASES

We repurchased 4.9 million common shares for approximately $153 million (including transaction fees) during the year ended December 31, 2024. We repurchased 4.1 million common shares for approximately $125 million (including transaction fees) in 2023. As of December 31, 2024, we had remaining authorization of $99 million for future share repurchases. For further information on share repurchases see Note 14: Shareholders’ Interest.

OUR CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

More details about our contractual obligations and commercial commitments are in Note 8: Pension and Other Post-Employment Benefit Plans, Note 10: Line of Credit, Note 11: Long-Term Debt, Net, Note 13: Legal Proceedings, Commitments and Contingencies, Note 16: Leases and Note 18: Income Taxes.

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 54

Significant Contractual Obligations as of December 31, 2024

Significant contractual obligations as of December 31, 2024 include our long-term debt obligations and lease obligations. Refer to Note 11: Long-Term Debt, Net and Note 16: Leases, respectively, for further information. Additional significant contractual obligations are included below.

DOLLAR AMOUNTS IN MILLIONS
			PAYMENTS DUE BY PERIOD
		LESS THAN	1–3	3–5	MORE THAN
	TOTAL	1 YEAR	YEARS	YEARS	5 YEARS
Interest(1)	$1,703	$264	$431	$337	$671
Purchase obligations(2)	$624	$219	$272	$70	$63
Employee-related obligations(3)	$263	$114	$20	$17	$40

(1)
Amounts presented for interest payments assume that all long-term debt obligations outstanding as of December 31, 2024 will remain outstanding until maturity.
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
(3)
The timing of certain payments within this category will be triggered by retirements or other events. These payments can include workers compensation, deferred compensation and banked vacation, among other obligations. When the timing of payment is uncertain, the amounts are included in the total column only. Minimum pension funding is required by established funding standards and estimates are not made for 2026 onward. Estimated payments of contractually obligated post-employment benefits are not included due to the uncertainty of payment timing.

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

Our discount rates as of December 31, 2024 are:

•	5.7 percent for our U.S. pension plans — compared with 5.2 percent at December 31, 2023;
•	5.5 percent for our U.S. post-employment benefit plans — compared with 5.1 percent at December 31, 2023;
•	4.7 percent for our Canadian pension plans — compared with 4.7 percent at December 31, 2023 and
•	4.5 percent for our Canadian post-employment benefit plans — compared with 4.6 percent at December 31, 2023.

Pension expenses for 2025 will be based on the 5.7 percent and 4.7 percent assumed discount rates for the U.S. pension plans and the Canadian pension plans, respectively, and the 5.5 percent and 4.5 percent assumed discount rates for the U.S. and Canadian post-employment benefit plans, respectively.

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 55

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

Adjusted EBITDA by Segment

DOLLAR AMOUNTS IN MILLIONS
	2024	2023
Timberlands	$539	$646
Real Estate & ENR	349	320
Wood Products	661	905
Unallocated Items	(257)	(177)
Total	$1,292	$1,694

We reconcile Adjusted EBITDA to net earnings for the consolidated company and to operating income (loss) for the business segments, as those are the most directly comparable U.S. GAAP measures for each.

The table below reconciles Adjusted EBITDA by segment to net earnings for the year ended December 31, 2024:

DOLLAR AMOUNTS IN MILLIONS
		REAL ESTATE	WOOD	UNALLOCATED
	TIMBERLANDS	& ENR	PRODUCTS	ITEMS	TOTAL
Net earnings					$396
Interest expense, net of capitalized interest					269
Income taxes					31
Net contribution (charge) to earnings	$280	$216	$457	$(257)	$696
Non-operating pension and other post-employment benefit costs	—	—	—	42	42
Interest income and other	(1)	—	—	(52)	(53)
Operating income (loss)	279	216	457	(267)	685
Depreciation, depletion and amortization	260	13	219	10	502
Basis of real estate sold	—	120	—	—	120
Special items included in operating income (loss)(1)	—	—	(15)	—	(15)
Adjusted EBITDA	$539	$349	$661	$(257)	$1,292

(1)
Operating income (loss) for Wood Products includes pretax special items consisting of a $25 million product remediation recovery and a $10 million noncash impairment charge related to the indefinite curtailment of our New Bern lumber mill.

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 56

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

The table below reconciles net earnings before special items to net earnings:

DOLLAR AMOUNTS IN MILLIONS
	2024	2023
Net earnings	$396	$839
Environmental remediation charge	—	8
Gain on sale of timberlands	—	(83)
Insurance recovery	—	(10)
Legal benefit	—	(25)
Legal expense	—	20
Product remediation recovery	(19)	—
Restructuring, impairments and other charges	7	—
Net earnings before special items	$384	$749

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 57

The table below reconciles net earnings per diluted share before special items to net earnings per diluted share:

AMOUNTS PER SHARE
	2024	2023
Net earnings per diluted share	$0.54	$1.15
Environmental remediation charge	—	0.01
Gain on sale of timberlands	—	(0.12)
Insurance recovery	—	(0.01)
Legal benefit	—	(0.03)
Legal expense	—	0.02
Product remediation recovery	(0.02)	—
Restructuring, impairments and other charges	0.01	—
Net earnings per diluted share before special items	$0.53	$1.02
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

The table below reconciles Adjusted FAD to net cash from operations:

DOLLAR AMOUNTS IN MILLIONS
	2024	2023
Net cash from operations	$1,008	$1,433
Capital expenditures	(416)	(447)
FAD	$592	$986
Cash from product remediation recovery	(25)	—
Adjusted FAD	$567	$986
Net cash from investing activities	$(636)	$(508)
Net cash from financing activities	$(852)	$(1,342)

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 58

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

SUMMARY OF LONG-TERM DEBT OBLIGATIONS AS OF DECEMBER 31, 2024

DOLLAR AMOUNTS IN MILLIONS
	2025	2026	2027	2028	2029	THEREAFTER	TOTAL(1)	FAIR VALUE
Fixed-rate debt	$210	$1,022	$300	$—	$750	$2,583	$4,865	$4,757
Average interest rate	8.31%	5.52%	6.95%	—%	4.00%	5.06%	5.25%	N/A
Variable-rate debt(2)	$—	$—	$—	$250	$—	$—	$250	$250

(1)
Excludes $39 million of unamortized discounts and capitalized debt expense.
(2)
As of December 31, 2024, the interest rate for our variable-rate debt was 6.31%, excluding estimated patronage refunds.

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 59

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Weyerhaeuser Company:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Weyerhaeuser Company and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 14, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Projected benefit obligations for pensions

As discussed in Notes 1 and 8 to the consolidated financial statements, the Company's projected benefit obligations for pension plans were $2,234 million as of December 31, 2024, which included the projected benefit obligation for the U.S. qualified pension plans. The Company estimates the liability related to their pension plans using actuarial models that include assumptions about the Company’s discount rates.

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

Seattle, Washington

February 14, 2025

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 60

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2024

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES
	2024	2023	2022
Net sales (Note 3)	$7,124	$7,674	$10,184
Costs of sales	5,811	5,992	6,564
Gross margin	1,313	1,682	3,620
Selling expenses	88	87	93
General and administrative expenses	480	431	398
Gain on sale of timberlands (Note 4)	—	(84)	—
Other operating costs, net (Note 17)	60	62	49
Operating income	685	1,186	3,080
Non-operating pension and other post-employment benefit costs (Note 8)	(42)	(45)	(254)
Interest income and other	53	76	25
Interest expense, net of capitalized interest	(269)	(280)	(270)
Loss on debt extinguishment (Note 11)	—	—	(276)
Earnings before income taxes	427	937	2,305
Income taxes (Note 18)	(31)	(98)	(425)
Net earnings	$396	$839	$1,880
Basic and diluted earnings per share (Note 5):	$0.54	$1.15	$2.53
Weighted average shares outstanding (in thousands) (Note 5):
Basic	728,398	731,654	741,904
Diluted	728,957	732,222	742,953

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 61

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2024

DOLLAR AMOUNTS IN MILLIONS
	2024	2023	2022
Comprehensive income:
Net earnings	$396	$839	$1,880
Other comprehensive (loss) income:
Foreign currency translation adjustments	(40)	7	(52)
Changes in unamortized actuarial loss, net of tax benefit (expense) of $20 in 2024, $17 in 2023 and $(95) in 2022	(69)	(51)	284
Changes in unamortized net prior service credit, net of tax (expense) benefit of $(1) in 2024, $2 in 2023 and $(2) in 2022	—	(2)	—
Total comprehensive income	$287	$793	$2,112

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 62

CONSOLIDATED BALANCE SHEET

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PAR VALUE
	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$684	$1,164
Receivables, net	306	354
Receivables for taxes	9	10
Inventories (Note 6)	607	566
Prepaid expenses and other current assets	142	219
Total current assets	1,748	2,313
Property and equipment, net (Note 7)	2,329	2,269
Construction in progress	287	270
Timber and timberlands at cost, less depletion	11,551	11,528
Minerals and mineral rights, less depletion	189	200
Deferred tax assets (Note 18)	24	15
Other assets	408	388
Total assets	$16,536	$16,983
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt (Notes 11 and 12)	$210	$—
Accounts payable	255	287
Accrued liabilities (Note 9)	512	501
Total current liabilities	977	788
Long-term debt, net (Notes 11 and 12)	4,866	5,069
Deferred tax liabilities (Note 18)	26	81
Deferred pension and other post-employment benefits (Note 8)	596	461
Other liabilities	350	348
Total liabilities	6,815	6,747
Commitments and contingencies (Note 13)
Equity:
Weyerhaeuser shareholders’ interest (Notes 14 and 15):
Common shares: $1.25 par value; authorized 1,360 million shares; issued and outstanding: 725,845 thousand shares at December 31, 2024 and 729,753 thousand shares at December 31, 2023	908	912
Other capital	7,500	7,608
Retained earnings	1,715	2,009
Accumulated other comprehensive loss (Note 14)	(402)	(293)
Total equity	9,721	10,236
Total liabilities and equity	$16,536	$16,983

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 63

c

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2024

DOLLAR AMOUNTS IN MILLIONS
	2024	2023	2022
Cash flows from operations:
Net earnings	$396	$839	$1,880
Noncash charges (credits) to earnings:
Depreciation, depletion and amortization	502	500	480
Basis of real estate sold	120	93	84
Deferred income taxes, net (Note 18)	(40)	(4)	(30)
Pension and other post-employment benefits (Note 8)	63	68	290
Share-based compensation expense (Note 15)	43	36	33
Net gains on sale of timberlands (Note 4)	—	(84)	—
Loss on debt extinguishment (Note 11)	—	—	276
Other	2	(2)	—
Change in:
Receivables, net	45	4	149
Receivables and payables for taxes	14	41	(101)
Inventories	(55)	(13)	(37)
Prepaid expenses and other current assets	19	(13)	(12)
Accounts payable and accrued liabilities	(38)	35	(111)
Pension and post-employment benefit contributions and payments	(18)	(20)	(24)
Other	(45)	(47)	(45)
Net cash from operations	1,008	1,433	2,832
Cash flows from investing activities:
Capital expenditures for property and equipment	(364)	(390)	(415)
Capital expenditures for timberlands reforestation	(52)	(57)	(53)
Acquisition of timberlands (Note 4)	(251)	(233)	(295)
Proceeds from sale of timberlands (Note 4)	—	166	—
Purchase of short-term investments	—	(664)	—
Maturities of short-term investments	—	664	—
Other	31	6	4
Net cash from investing activities	(636)	(508)	(759)
Cash flows from financing activities:
Cash dividends on common shares	(684)	(1,216)	(1,617)
Net proceeds from issuance of long-term debt (Note 11)	—	992	881
Payments on long-term debt (Note 11)	—	(978)	(1,203)
Repurchases of common shares (Note 14)	(154)	(131)	(543)
Other	(14)	(9)	(9)
Net cash from financing activities	(852)	(1,342)	(2,491)
Net change in cash, cash equivalents and restricted cash	$(480)	$(417)	$(418)
Cash, cash equivalents and restricted cash at beginning of year	$1,164	$1,581	$1,999
Cash, cash equivalents and restricted cash at end of year	$684	$1,164	$1,581
Cash paid during the year for:
Interest, net of amounts capitalized of $10 in 2024, $7 in 2023 and $6 in 2022	$259	$283	$283
Income taxes, net of refunds	$60	$63	$566

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 64

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2024

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES
	2024	2023	2022
Common shares:
Balance at beginning of year	$912	$916	$934
Issued for exercise of stock options and vested units	2	1	2
Repurchases of common shares (Note 14)	(6)	(5)	(20)
Balance at end of year	908	912	916
Other capital:
Balance at beginning of year	7,608	7,691	8,181
Issued for exercise of stock options	4	7	15
Repurchases of common shares (Note 14)	(147)	(120)	(530)
Share-based compensation	43	36	33
Other transactions, net	(8)	(6)	(8)
Balance at end of year	7,500	7,608	7,691
Retained earnings:
Balance at beginning of year	2,009	2,389	2,131
Net earnings	396	839	1,880
Dividends on common shares	(690)	(1,219)	(1,622)
Balance at end of year	1,715	2,009	2,389
Accumulated other comprehensive loss:
Balance at beginning of year	(293)	(247)	(479)
Other comprehensive (loss) income	(109)	(46)	232
Balance at end of year	(402)	(293)	(247)
Total equity:
Balance at end of year	$9,721	$10,236	$10,749
Dividends paid per common share	$0.94	$1.66	$2.17

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 65

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 66

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies describe:

•
our election to be taxed as a real estate investment trust,
•
how we report our results,
•
changes in how we report our results and
•
how we account for certain key items.

REAL ESTATE INVESTMENT TRUST (REIT)

We are organized as a REIT. Our holding company and two subsidiaries, which collectively hold most of the timberland assets related to our Timberlands segment, each operate as a REIT for federal income tax purposes. We also own Taxable REIT Subsidiaries (TRSs), which collectively hold the assets relating to our Wood Products segment and portions of our Timberlands and Real Estate, Energy and Natural Resources (Real Estate & ENR) segments. REIT income can be distributed to shareholders without first paying corporate level tax, which substantially eliminates the double taxation of income. We expect to derive most of our REIT income from investments in timberlands, including the sale of standing timber through pay-as-cut sales contracts and lump sum timber deeds. We continue to be required to pay federal corporate income taxes on earnings of our TRSs.

HOW WE REPORT OUR RESULTS

Our report includes:

•
consolidated financial statements,
•
our business segments,
•
estimates,
•
fair value measurements and
•
foreign currency translation.

Consolidated Financial Statements

Our consolidated financial statements provide an overall view of our results and financial condition. They include our accounts and the accounts of entities that we control, including majority-owned domestic and foreign subsidiaries.

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

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 67

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

Reclassifications

We have reclassified certain balances and results from prior years to be consistent with our 2024 reporting. This makes balances comparable from year to year. Our reclassifications had no effect on consolidated net earnings or equity.

HOW WE ACCOUNT FOR CERTAIN KEY ITEMS

This section provides information about how we account for certain key items related to:

•
capital investments,
•
financing our business and
•
our operations.

ITEMS RELATED TO CAPITAL INVESTMENTS

Key items related to accounting for capital investments pertain to property and equipment, timber and timberlands and impairment of long-lived assets.

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 68

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

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 69

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

Concentration of Risk

We disclose customers that represent a concentration of risk. As of December 31, 2024, and December 31, 2023, no customer accounted for 10 percent or more of our net sales.

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

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 70

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

Pension plans. We have defined benefit pension plans covering approximately 35 percent of our employees. Determination of benefits differs for salaried, hourly and union employees as follows:

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

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 71

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

NEW ACCOUNTING PRONOUNCEMENTS

Segment Reporting

In 2024, we adopted the FASB Accounting Standards Update (ASU) 2023-07,"Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The adoption of this standard did not impact our Consolidated Statement of Operations, Consolidated Balance Sheet or Consolidated Statement of Cash Flows. The expanded segment disclosures are incorporated in Note 2: Business Segments.

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

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses", which expands annual and interim disclosure requirements for certain income statement expenses. The new guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The adoption of the new guidance will not impact our Consolidated Statement of Operations, Consolidated Balance Sheet or Consolidated Statement of Cash Flows. We plan to incorporate these expanded disclosures beginning in fourth quarter 2027.

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 72

NOTE 2: BUSINESS SEGMENTS

Our business segments and how we account for those segments are discussed in Note 1: Summary of Significant Accounting Policies. This note provides key financial data by business segment and information about our chief operating decision maker.

KEY FINANCIAL DATA BY BUSINESS SEGMENT

Sales, Significant Segment Expenses and Net Contribution (Charge) to Earnings

DOLLAR AMOUNTS IN MILLIONS
				UNALLOCATED
		REAL		ITEMS AND
		ESTATE	WOOD	INTERSEGMENT
	TIMBERLANDS	& ENR	PRODUCTS	ELIMINATIONS	CONSOLIDATED
2024
Net sales to unaffiliated customers	$1,512	$391	$5,221	$—	$7,124
Intersegment sales	554	—	—	(554)	—
Total	2,066	391	5,221	(554)	7,124
Costs of sales	1,686	152	4,516	(543)	5,811
Gross margin	380	239	705	(11)	1,313
Selling expenses	1	—	85	2	88
General and administrative expenses	100	26	155	199	480
Other segment items(1)	(1)	(3)	8	45	49
Net contribution (charge) to earnings	$280	$216	$457	$(257)	$696
2023
Net sales to unaffiliated customers	$1,654	$363	$5,657	$—	$7,674
Intersegment sales	572	—	—	(572)	—
Total	2,226	363	5,657	(572)	7,674
Costs of sales	1,746	126	4,699	(579)	5,992
Gross margin	480	237	958	7	1,682
Selling expenses	1	—	84	2	87
General and administrative expenses	100	26	149	156	431
Other segment items(1)	(109)	—	16	40	(53)
Net contribution (charge) to earnings	$488	$211	$709	$(191)	$1,217
2022
Net sales to unaffiliated customers	$1,858	$368	$7,958	$—	$10,184
Intersegment sales	561	—	—	(561)	—
Total	2,419	368	7,958	(561)	10,184
Costs of sales	1,796	113	5,166	(511)	6,564
Gross margin	623	255	2,792	(50)	3,620
Selling expenses	1	—	86	6	93
General and administrative expenses	98	27	142	131	398
Other segment items(1)	(4)	10	28	244	278
Net contribution (charge) to earnings	$528	$218	$2,536	$(431)	$2,851
(1)
Other segment items for each reportable segment includes recurring and non-recurring income and expense items. For our Timberlands segment, this includes gains on timberland sales and legal benefits. For our Real Estate & ENR segment, this includes restructuring, impairments and other charges. For our Wood Products segment, this includes product remediation recoveries, insurance recoveries and restructuring, impairments and other charges. For Unallocated Items, this includes environmental remediation charges, litigation expense, non-operating pension and other post-employment benefit costs and interest income and other.
WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 73

The chief operating decision maker, our president and chief executive officer, evaluates segment performance and allocates capital based on the net contribution (charge) to earnings of the respective segments. This measure is used to monitor budget versus actual results and to benchmark performance against competitors, as well as to evaluate segment performance for capital allocation decisions. An analysis and reconciliation of our business segment information to the consolidated financial statements are included below:

Reconciliation of Net Contribution to Earnings to Net Earnings

DOLLAR AMOUNTS IN MILLIONS
	2024	2023	2022
Net contribution to earnings	$696	$1,217	$2,851
Interest expense, net of capitalized interest	(269)	(280)	(270)
Loss on debt extinguishment (Note 11)	—	—	(276)
Income before income taxes	427	937	2,305
Income taxes	(31)	(98)	(425)
Net earnings	$396	$839	$1,880

Additional Financial Information

DOLLAR AMOUNTS IN MILLIONS
		REAL ESTATE	WOOD	UNALLOCATED
	TIMBERLANDS	& ENR	PRODUCTS	ITEMS	CONSOLIDATED
Depreciation, depletion and amortization
2024	$260	$13	$219	$10	$502
2023	$267	$16	$210	$7	$500
2022	$256	$17	$201	$6	$480
Capital expenditures
2024	$105	$—	$294	$17	$416
2023	$111	$—	$323	$13	$447
2022	$113	$—	$347	$8	$468

Total Assets

DOLLAR AMOUNTS IN MILLIONS
	TIMBERLANDS AND	WOOD	UNALLOCATED
	REAL ESTATE & ENR	PRODUCTS	ITEMS	CONSOLIDATED
Total assets(1)
2024	$12,545	$3,116	$875	$16,536
2023	$12,596	$3,073	$1,314	$16,983

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

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 74

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

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 75

MAJOR PRODUCTS

A Reconciliation of Revenue Recognized by our Major Products:

DOLLAR AMOUNTS IN MILLIONS
	2024	2023	2022
Net sales to unaffiliated customers:
Timberlands segment
Delivered logs:
West
Domestic sales	$350	$377	$414
Export grade sales	343	417	590
Subtotal West	693	794	1,004
South	603	643	645
North	46	48	56
Subtotal delivered logs sales	1,342	1,485	1,705
Stumpage and pay-as-cut timber	51	56	46
Recreational and other lease revenue	77	74	68
Other(1)	42	39	39
Net sales attributable to Timberlands segment	1,512	1,654	1,858
Real Estate & ENR segment
Real estate	280	237	235
Energy and natural resources	111	126	133
Net sales attributable to Real Estate & ENR segment	391	363	368
Wood Products segment
Structural lumber	1,906	2,123	3,374
Oriented strand board	979	944	1,578
Engineered solid section	708	783	862
Engineered I-joists	390	447	573
Softwood plywood	158	166	193
Medium density fiberboard	159	155	192
Complementary building products	615	704	840
Other(2)	306	335	346
Net sales attributable to Wood Products segment	5,221	5,657	7,958
Total	$7,124	$7,674	$10,184

(1)
Other Timberlands sales includes sales of seeds and seedlings from our nursery operations as well as wood chips.
(2)
Other Wood Products sales include wood chips, other byproducts and third-party residual log sales from our Canadian Forestlands operations.

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 76

NOTE 4: TIMBERLAND ACQUISITIONS AND DIVESTITURES

ALABAMA ACQUISITIONS

On July 25, 2024, we announced acquisitions totaling 84 thousand acres of Alabama timberlands for $244 million. The first transaction was completed on May 30, 2024 and was comprised of 13 thousand acres for $48 million. We recorded $47 million of timberland assets in "Timber and timberlands at cost, less depletion" and $1 million of related assets in "Property and equipment, net" on our Consolidated Balance Sheet. The second transaction was completed on August 28, 2024 and was comprised of 32 thousand acres for $82 million. We recorded $81 million of timberland assets in "Timber and timberlands at cost, less depletion" and $1 million of related assets in "Property and equipment, net" on our Consolidated Balance Sheet. The third transaction was completed on October 9, 2024 and was comprised of 39 thousand acres for $114 million. We recorded $113 million of timberland assets in "Timber and timberlands at cost, less depletion" and $1 million of related assets in "Property and equipment, net" on our Consolidated Balance Sheet.

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

NOTE 5: NET EARNINGS PER SHARE

Our basic and diluted earnings per share for the last three years were:

•	$0.54 in 2024,
•	$1.15 in 2023 and
•	$2.53 in 2022.

HOW WE CALCULATE BASIC AND DILUTED NET EARNINGS PER SHARE

Basic earnings per share is net earnings available to common shareholders divided by the weighted average number of our outstanding common shares, including stock equivalent units where there is no circumstance under which those shares would not be issued.

Diluted earnings per share is net earnings available to common shareholders divided by the sum of the:

•	weighted average number of our outstanding common shares and
•	the effect of our outstanding dilutive potential common shares.

Dilutive potential common shares may include:

•	outstanding stock options,
•	restricted stock units and
•	performance share units.

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 77

Calculation of Weighted Average Number of Outstanding Common Shares – Dilutive

SHARES IN THOUSANDS
	2024	2023	2022
Weighted average number of outstanding shares — basic	728,398	731,654	741,904
Dilutive potential common shares:
Stock options	109	132	253
Restricted stock units	294	201	423
Performance share units	156	235	373
Total effect of outstanding dilutive potential common shares	559	568	1,049
Weighted average number of outstanding common shares — dilutive	728,957	732,222	742,953

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

Potential Shares Not Included in the Computation of Diluted Earnings per Share

SHARES IN THOUSANDS
	2024	2023	2022
Stock options	607	609	610
Performance share units	947	706	623

NOTE 6: INVENTORIES

Inventories include raw materials, work-in-process and finished goods as well as materials and supplies, as shown below:

DOLLAR AMOUNTS IN MILLIONS
	December 31, 2024	December 31, 2023
LIFO inventories:
Logs	$23	$29
Lumber, plywood, oriented strand board and fiberboard	82	77
Other products	14	12
Moving average cost or FIFO inventories:
Logs	55	49
Lumber, plywood, oriented strand board, fiberboard and engineered wood products	130	115
Other products	147	134
Materials and supplies	156	150
Total	$607	$566

If we used FIFO for all LIFO inventories, our stated inventories would have been higher by $115 million as of December 31, 2024 and $115 million as of December 31, 2023.

HOW WE ACCOUNT FOR OUR INVENTORIES

The Inventories section of Note 1: Summary of Significant Accounting Policies provides details about how we account for our inventories.

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 78

NOTE 7: PROPERTY AND EQUIPMENT, NET

Property and equipment includes land, buildings and improvements, machinery and equipment, roads and other items.

Carrying Value of Property and Equipment and Estimated Service Lives

DOLLAR AMOUNTS IN MILLIONS
		DECEMBER 31,	DECEMBER 31,
	RANGE OF LIVES	2024	2023
Property and equipment, at cost:
Land	N/A	$83	$83
Buildings and improvements	15-40	1,253	1,222
Machinery and equipment	5-25	4,120	4,005
Roads	10-35	783	760
Other	3-10	70	100
Total cost		6,309	6,170
Accumulated depreciation and amortization		(3,980)	(3,901)
Property and equipment, net		$2,329	$2,269

SERVICE LIVES AND DEPRECIATION

In general, additions are classified into components, each with its own estimated useful life as determined at the time of purchase.

Depreciation and amortization expense for property and equipment was:

•
$273 million in 2024,
•
$261 million in 2023 and
•
$249 million in 2022.

NOTE 8: PENSION AND OTHER POST-EMPLOYMENT BENEFIT PLANS

This note provides details about defined benefit and defined contribution plans we sponsor for our employees. The Pension and Other Post-Employment Benefit Plans section of Note 1: Summary of Significant Accounting Policies provides information about how we account for pension and other post-employment plans and benefits.

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

We sponsor various defined contribution plans for our U.S. and Canadian salaried and hourly employees. Our contributions to these plans were $37 million, $35 million and $31 million in 2024, 2023 and 2022, respectively.

Actions to Reduce Pension Plan Obligations

As part of our continued efforts to reduce pension plan obligations, we transferred approximately $420 million of Canadian registered assets and liabilities to an insurance company through the purchase of a group annuity contract in December 2022 (2022 Retiree Annuity Purchase). In connection with this transaction, we recorded a noncash pretax settlement charge of $205 million during 2022. This settlement charge accelerated the recognition of previously unrecognized losses in "Accumulated Other Comprehensive Loss," that would have been recognized in subsequent periods. Given the timing of the 2022 Retiree Annuity Purchase, the plan remeasurement triggered as a result of the transaction was conducted as part of our annual valuation process.

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 79

FUNDED STATUS OF PLANS

The funded status of the plans we sponsor is determined by comparing the projected benefit obligation with the fair value of plan assets at the end of the year. The following table demonstrates how our plans' funded status is reflected on our Consolidated Balance Sheet.

DOLLAR AMOUNTS IN MILLIONS
	PENSION		OPEB
	2024	2023	2024	2023
Projected benefit obligation at beginning of year	$2,347	$2,278	$89	$95
Service cost	21	23	—	—
Interest cost	117	118	4	5
Actuarial (gain) loss(1)	(102)	63	(3)	(2)
Plan participants’ contributions	—	—	2	2
Benefits paid, including lump sum and annuity transfers	(130)	(146)	(11)	(12)
Foreign currency translation and other	(19)	11	(2)	1
Projected benefit obligation at end of year	$2,234	$2,347	$79	$89
Fair value of plan assets at beginning of year (estimated)	$2,000	$2,053	$5	$8
Actual return on plan assets	(118)	71	—	—
Employer contributions and benefit payments	12	14	6	6
Plan participants’ contributions	—	—	2	2
Benefits paid, including lump sum and annuity transfers	(130)	(146)	(11)	(12)
Other, including foreign currency translation	(21)	8	1	1
Fair value of plan assets at end of year (estimated)	$1,743	$2,000	$3	$5
Presentation on our Consolidated Balance Sheet:(2)
Noncurrent assets	$47	$49	$—	$—
Current liabilities	(11)	(11)	(7)	(8)
Noncurrent liabilities	(527)	(385)	(69)	(76)
Funded status(3)	$(491)	$(347)	$(76)	$(84)
Accumulated benefit obligation at end of year	$2,179	$2,289	N/A	N/A
Actuarial Assumptions Used in Estimating Our Pension and OPEB Benefit Obligations:
Discount rate(4)	4.70 - 5.70%	4.70 - 5.20%	4.50 - 5.50%	4.60 - 5.10%
Rate of compensation increase(5)	1.00 - 13.00%	1.00 - 13.00%	N/A	N/A
Lump sum distributions election(6)	70.00%	70.00%	N/A	N/A
Healthcare cost trend rate:
Assumed for next year(7)	N/A	N/A	5.06 - 7.00%	5.13 - 7.25%
Ultimate(7)	N/A	N/A	4.00 - 4.50%	4.00 - 4.50%
Year when rate will reach ultimate(7)	N/A	N/A	2035 - 2040	2035 - 2040

(1)
Actuarial (gain) loss is primarily due to year-over-year changes in discount rates.
(2)
Assets and liabilities on our Consolidated Balance Sheet are different from the cumulative income or expense that we have recorded associated with the plans. The differences are actuarial (gain) loss and prior service (cost) credit that are deferred and amortized into periodic benefit costs in future periods. Unamortized amounts are recorded in "Accumulated Other Comprehensive Loss", which is a component of total equity on our Consolidated Balance Sheet. The Accumulated Other Comprehensive Loss section of Note 14: Shareholders' Interest details changes in these amounts by component.
(3)
For pension plans with a projected benefit obligation exceeding plan assets, the projected benefit obligation and fair value of plan assets were $2.0 billion and $1.5 billion at December 31, 2024, respectively, and $2.1 billion and $1.7 billion at December 31, 2023, respectively. For pension plans with an accumulated benefit obligation exceeding plan assets, the accumulated benefit obligation and fair value of plan assets were $2.0 billion and $1.5 billion at December 31, 2024, respectively, and $2.1 billion and $1.7 billion at December 31, 2023, respectively.
(4)
For the U.S. defined benefit plans, the discount rate assumption was 5.7% and 5.2% for 2024 and 2023, respectively. For the Canadian defined benefit plans, the discount rate assumption was 4.7% for both 2024 and 2023. For U.S. OPEB plans, the discount rate assumption was 5.5% and 5.1% for 2024 and 2023, respectively. For Canadian OPEB plans, the discount rate assumption was 4.5% and 4.6% for 2024 and 2023, respectively. For lump sum distributions (for U.S. qualified salaried and nonqualified plans only), the interest and mortality assumptions are the same as those mandated by the Pension Protection Act of 2006 for benefits commencing in the current year.

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 80

(5)
For the U.S. defined benefit plans, the rate of compensation increase assumption for both 2024 and 2023 was between 2.00% - 13.00% for salaried participants and was decreasing with participant age. For the Canadian defined benefit plans, the rate of compensation increase assumption was 1.00% - 2.75% and 2.00% - 2.75% for salaried and hourly participants, respectively, for both 2024 and 2023.
(6)
U.S. qualified salaried and nonqualified plans only.
(7)
For U.S. OPEB plans, the healthcare cost trend rate assumption for the next year for Pre-Medicare was 7.00% and 7.25% for 2024 and 2023, respectively. The ultimate healthcare cost trend rate was 4.50% for both 2024 and 2023 and the assumption for the year the ultimate healthcare cost trend rate is reached was 2035 for both 2024 and 2023. For Canadian OPEB plans, the healthcare cost trend rate assumption for the next year was 5.06% and 5.13% for 2024 and 2023, respectively. The ultimate healthcare cost trend rate was 4.00% and the assumption for the year the ultimate healthcare cost trend rate is reached was 2040 for both 2024 and 2023.

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

Our investment strategy targets a percentage allocation to growth assets and a percentage allocation to liability hedging assets based on each plan’s funded status. We expect to increase the allocation to liability hedging assets over time as the funded status of the pension plans improves. Growth assets may include investments in global public equities, hedge funds (which are in redemption), private equity assets (which are in run-off mode), fixed income and real estate. Liability hedging assets may include corporate credit and government issued fixed income securities as well as treasury futures selected to align with the plan liabilities.

Assets within our U.S. and Canadian pension trusts were invested as follows:

	DECEMBER 31, 2024	DECEMBER 31, 2023
Cash and short-term investments(1)	4.0%	4.1%
Public equity investments(2)	14.4	0.9
Fixed income investments:(3)
Corporate	32.4	45.6
Government	21.1	16.9
Repurchase agreements	—	(1.3)
Hedge funds and related investments(4)(5)	3.1	3.4
Private equity and related investments(5)(6)	25.5	30.5
Derivative instruments, net(7)	(0.1)	0.1
Accrued liabilities	(0.4)	(0.2)
Total	100.0%	100.0%

(1)
Cash and short-term investments are valued at cost, which approximates market.
(2)
Public equity investments are valued at exit prices quoted in active markets.
(3)
Fixed income investments include publicly traded corporate and government issued debt. These bonds have varying maturities, credit quality and sector exposure and are selected to align with the duration of our plan liabilities. Additionally, at December 31, 2023 our fixed income portfolio included repurchase agreements, which represent short-term borrowings to hedge against interest rate risk. We have an obligation to return the cash related to these borrowings in accordance with the agreements, which are collateralized by our government bonds. Fixed income investments are valued at exit prices quoted in active or non-active markets or based on observable inputs.
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

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 81

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
(6)
Private equity and related investments include both investments in private equity and investments in mezzanine, distressed, co-investments and other structures. Private equity funds generally participate in buyout and venture capital strategies through unlisted equity and debt instruments. These funds may also borrow at the underlying entity level. Mezzanine and distressed funds generally invest in the debt of public or private companies with additional participation through warrants or other equity options.
(7)
Derivative instruments include risk-mitigating futures and are valued based upon valuation statements received from each counterparty.

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

Investments for which fair value is measured using the NAV per share as a practical expedient are not categorized within the fair value hierarchy.

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 82

The net pension plan assets, when categorized in accordance with this fair value hierarchy, are as follows:

DOLLAR AMOUNTS IN MILLIONS	2024				2023
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Pension trust investments:
Cash and short-term investments	$69	$—	$—	$69	$82	$—	$—	$82
Public equity investments	249	—	—	249	17	—	—	17
Fixed income investments:
Corporate	—	562	—	562	—	907	—	907
Government	—	366	—	366	—	337	—	337
Repurchase agreements	—	—	—	—	—	(25)	—	(25)
Hedge funds and related investments(1)	—	—	16	16	—	—	21	21
Private equity and related investments(1)	—	—	2	2	—	—	26	26
Derivative instruments(2)	—	(1)	—	(1)	—	1	—	1
Total pension trust investments measured at fair value(1)	$318	$927	$18	$1,263	$99	$1,220	$47	$1,366
Canadian nonregistered plan assets:
Cash and short-term investments	4	—	—	4	5	—	—	5
Public equity investments	4	—	—	4	4	—	—	4
Total Canadian nonregistered plan assets measured at fair value	$8	$—	$—	$8	$9	$—	$—	$9
Total plan assets measured at fair value(1)				$1,271				$1,375

(1)
December 31, 2024 and 2023 exclude $479 million and $628 million, respectively, of hedge fund and private equity investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient, which are not required to be classified in the fair value hierarchy. Additionally, December 31, 2024 and 2023 exclude $7 million and $3 million of accrued liabilities, respectively.
(2)
Derivative instruments include futures contracts. The fair value and aggregate notional value of these contracts were $(1) million and $664 million at December 31, 2024, respectively, and $1 million and $393 million at December 31, 2023, respectively.

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 83

ACTIVITY OF PLANS

Net Periodic Benefit Cost

Our net periodic benefit cost and the assumptions used to estimate it are shown in the following table.

DOLLAR AMOUNTS IN MILLIONS
	PENSION			OPEB
	2024	2023	2022	2024	2023	2022
Net periodic benefit cost:
Service cost	$21	$23	$36	$—	$—	$—
Interest cost	117	118	106	4	5	3
Expected return on plan assets	(123)	(119)	(160)	—	—	—
Amortization of actuarial loss	42	40	93	1	1	5
Amortization of prior service cost (credit)	2	1	3	(1)	(1)	(1)
Settlement charges	—	—	205	—	—	—
Net periodic benefit cost	$59	$63	$283	$4	$5	$7
Actuarial Assumptions Used in Estimating Our Pension and OPEB Net Periodic Benefit Cost:
Discount rate(1)	4.70 - 5.20%	5.30 - 5.40%	2.90 - 3.10%	4.60 - 5.10%	5.30 - 5.40%	2.60 - 3.00%
Expected return on assets(2)	7.00%	6.50%	5.00%	N/A	N/A	N/A
Rate of compensation increase(3)	1.00 - 13.00%	1.00 - 13.00%	2.00 - 13.00%	N/A	N/A	N/A
Lump sum distributions election(4)	70.00%	70.00%	60.00%	N/A	N/A	N/A
Weighted healthcare cost trend rate(5)	N/A	N/A	N/A	5.13 - 7.25%	4.50 - 5.70%	4.50 - 6.20%

(1)
For the U.S. defined benefit plans, the discount rate assumption was 5.20%, 5.40% and 2.90% for 2024, 2023 and 2022, respectively. For the Canadian defined benefit plans, the discount rate assumption was 4.70%, 5.30% and 3.10% for 2024, 2023 and 2022, respectively. For U.S. OPEB plans, the discount rate assumption was 5.10%, 5.40% and 2.60%, for 2024, 2023 and 2022, respectively. For Canadian OPEB plans, the discount rate assumption was 4.60%, 5.30% and 3.00% for 2024, 2023 and 2022, respectively. For lump sum distributions (for U.S. qualified salaried and nonqualified plans only), the interest and mortality assumptions are the same as those mandated by the Pension Protection Act of 2006 for benefits commencing in the current year.
(2)
Determining our expected return requires a high degree of judgment. We consider actual pension fund asset performance over multiple years and current and expected valuation levels in the global equity and credit markets. Historical fund returns are used as a base and we place added weight on more recent pension plan asset performance.
(3)
For the U.S. defined benefit plans, the rate of compensation increase assumption for 2024, 2023 and 2022 was between 2.00% - 13.00% for salaried participants and was decreasing with participant age. For the Canadian defined benefit plans, the rate of compensation increase assumption for salaried participants was 1.00% - 2.75% for 2024 and 2023 and 3.25% for 2022. The rate of compensation increase assumption for hourly participants was 2.00% - 2.75% for 2024 and 2023 and 3.00% for 2022.
(4)
U.S. qualified salaried and nonqualified plans only.
(5)
For OPEB plans during 2024, the assumed weighted healthcare cost trend rate was 7.25% and 5.13% for U.S. Pre-Medicare participants and Canadian OPEB plans, respectively.

Pension Plan Contributions and Benefit Payments

Established funding standards govern the funding requirements for our qualified and registered pension plans. We fund the benefit payments of our nonqualified and nonregistered plans as benefit payments come due.

During 2024, we made contributions and/or benefit payments of $10 million for our U.S. nonqualified pension plans, $2 million for our Canadian nonregistered pension plans and less than $1 million for our Canadian registered plans.

During 2025, based on estimated year-end asset values and projections of plan liabilities, we expect to make contributions and/or benefit payments of approximately:

•	$9 million for our U.S. nonqualified pension plans,
•	$2 million for our Canadian non-registered plans and
•	less than $1 million for our Canadian registered plan (required contribution).

We do not anticipate contributions being required for our U.S. qualified pension plan for 2025.
WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 84

OPEB Benefit Payments

During 2024, we contributed $5 million and $1 million to our U.S. and Canadian OPEB plans, respectively. In 2025, we expect to make contributions of $7 million in total for our U.S. and Canadian OPEB plans, including $3 million expected to be required to cover benefit payments under collectively bargained contractual obligations.

Estimated Projected Benefit Payments for the Next 10 Years

DOLLAR AMOUNTS IN MILLIONS
	PENSION	OPEB
2025	$153	$10
2026	$156	$9
2027	$156	$9
2028	$158	$8
2029	$160	$7
2030 - 2034	$810	$30

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

NOTE 9: ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2024	DECEMBER 31, 2023
Compensation and employee benefit costs	$171	$173
Current portion of lease liabilities (Note 16)	29	19
Customer rebates, volume discounts and deferred income	129	124
Interest	62	63
Taxes payable	47	31
Other	74	91
Total	$512	$501

NOTE 10: LINE OF CREDIT

OUR LINE OF CREDIT

In March 2023, we refinanced and extended our $1.5 billion five-year senior unsecured revolving credit facility, which expires in March 2028. Borrowings will bear interest at a floating rate based on either the adjusted term Secured Overnight Financing Rate (SOFR) plus a spread or a mutually agreed upon base rate plus a spread. As of December 31, 2024 and 2023, we had no outstanding borrowings on the revolving credit facility and had our full $1.5 billion available. We were in compliance with the revolving credit facility covenants as of December 31, 2024 and December 31, 2023.

LETTERS OF CREDIT AND SURETY BONDS

The amounts of letters of credit and surety bonds we have entered into as of the end of the last two years are included in the following table:

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2024	DECEMBER 31, 2023
Letters of credit	$33	$34
Surety bonds	$128	$129

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 85

Our compensating balance requirement for our letters of credit was $3 million as of December 31, 2024 and December 31, 2023.

NOTE 11: LONG-TERM DEBT, NET

This note provides details about:

•	debt issued and extinguished and
•	long-term debt and related maturities.

Our long-term debt includes notes, debentures and other borrowings.

DEBT ISSUED AND EXTINGUISHED

In January 2025, we repaid our $139 million 8.50 percent debentures at maturity.

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

In July 2023, we repaid our $118 million 7.125 percent notes at maturity.

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

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 86

LONG-TERM DEBT AND RELATED MATURITIES

The following table lists our long-term debt by types and interest rates at the end of our last two years and includes the current portion.

Long-Term Debt by Types and Interest Rates (Includes Current Portion)

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2024	DECEMBER 31, 2023
8.50% debentures due 2025	$139	$139
7.95% debentures due 2025	71	71
7.70% debentures due 2026	150	150
7.35% debentures due 2026	62	62
7.85% debentures due 2026	60	60
4.75% notes due 2026	750	750
6.95% debentures due 2027	300	300
Variable-rate term loan matures 2028	250	250
4.00% notes due 2029	750	750
4.00% notes due 2030	750	750
7.375% debentures due 2032	657	657
6.875% debentures due 2033	275	275
3.375% debentures due 2033	450	450
4.00% debentures due 2052	450	450
Other	1	1
Total principal long-term debt	5,115	5,115
Less: unamortized discounts	(32)	(37)
Less: unamortized debt expense	(7)	(9)
Total	$5,076	$5,069
Principal due within one year	$210	$—

Amounts of Long-Term Debt Due Annually for the Next Five Years and Thereafter

DOLLAR AMOUNTS IN MILLIONS (1)
2025	$210
2026	$1,022
2027	$300
2028	$250
2029	$750
Thereafter	$2,583

(1)
Excludes $39 million of unamortized discounts and capitalized debt expense.

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 87

NOTE 12: FAIR VALUE OF FINANCIAL INSTRUMENTS

FAIR VALUE OF DEBT

The estimated carrying value and fair value of our long-term debt consisted of the following:

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2024		DECEMBER 31, 2023
	CARRYING VALUE	FAIR VALUE (LEVEL 2)	CARRYING VALUE	FAIR VALUE (LEVEL 2)
Long-term debt (including current maturities) and line of credit:
Fixed rate	$4,827	$4,757	$4,820	$4,853
Variable rate	249	250	249	250
Total Debt	$5,076	$5,007	$5,069	$5,103

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

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 88

In 2022, the Sixth Circuit Court of Appeals reversed the District Court opinion, finding that Georgia-Pacific’s claims for cost contributions were time barred by the statute of limitations. Georgia-Pacific filed a petition for writ of certiorari with the U.S. Supreme Court, which was denied during fourth quarter 2023 and redirected to the district court for further proceedings. As a result, the company was found not responsible for prior costs incurred by Georgia-Pacific. Appeals related to future costs remain ongoing.

We have established accruals for estimated remediation costs on the active Superfund sites and other sites for which we are a potentially responsible party. These accruals are recorded in "Accrued liabilities" and "Other liabilities" on our Consolidated Balance Sheet.

Changes in the Accrual for Environmental Remediation

DOLLAR AMOUNTS IN MILLIONS
Accrual balance as of December 31, 2023	$75
Charges and adjustments, net	11
Payments	(5)
Accrual balance as of December 31, 2024	$81

We change our accrual to reflect:

•	new information on any site concerning implementation of remediation alternatives,
•	updates on prior cost estimates and new sites and
•	costs incurred to remediate sites.

Estimates. We believe it is reasonably possible, based on currently available information and analysis, that remediation costs for all identified sites may exceed our existing accruals by up to $212 million. This estimate, in which those additional costs may be incurred over several years, is the upper end of the range of reasonably possible additional costs. The estimate:

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

Asset Retirement Obligations

We have obligations associated with the retirement of tangible long-lived assets consisting primarily of reforestation obligations related to forest management licenses in Canada and obligations to close and cap landfills. Some of our sites have asbestos containing materials. We have met our current legal obligation to identify and manage these materials. In situations where we cannot reasonably determine when asbestos containing materials might be removed from the sites, we have not recorded an accrual because the fair value of the obligation cannot be reasonably estimated. As of December 31, 2024 and December 31, 2023, we had an asset retirement obligation of $34 million and $36 million, respectively. These obligations are recorded in "Accrued liabilities" and "Other liabilities" on our Consolidated Balance Sheet.

COMMITMENTS AND OTHER CONTINGENCIES

Product Remediation Contingency and Recovery

In July 2017, we announced we were implementing a solution to address concerns regarding our TJI® Joists coated with our former Flak Jacket® Protection product. This issue was isolated to Flak Jacket product manufactured after December 1, 2016 and did not affect any of our other products.

During the year ended December 31, 2024, we received a product remediation recovery of $25 million related to our prior remediation efforts for Flak Jacket. The recovery is attributable to our Wood Products segment and was recorded within “Other operating costs, net” in our Consolidated Statement of Operations. There were no product remediation recoveries recorded during the years ended December 31, 2023 and 2022.

NOTE 14: SHAREHOLDERS’ INTEREST

This note provides details about:

•	preferred and preference shares,
•	common shares,
•	share repurchase programs and
•	accumulated other comprehensive loss.

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 89

PREFERRED AND PREFERENCE SHARES

We had no preferred shares or preference shares outstanding as of December 31, 2024 or December 31, 2023. We have authorization to issue 7 million preferred shares with a par value of $1.00 per share and 40 million preference shares with a par value of $1.00 per share.

COMMON SHARES

The number of common shares we have outstanding changes when:

•	new shares are issued,
•	stock options are exercised,
•	restricted stock units or performance share units vest,
•	stock equivalent units are settled in common shares,
•	shares are tendered,
•	shares are repurchased or
•	shares are canceled.

Reconciliation of Our Common Share Activity

SHARES IN THOUSANDS
	2024	2023	2022
Outstanding at beginning of year	729,753	732,794	747,301
Stock options exercised	174	233	509
Issued for vested restricted stock units	577	609	676
Issued for vested performance share units	229	172	291
Repurchased	(4,888)	(4,055)	(15,983)
Outstanding at end of year	725,845	729,753	732,794

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

We repurchased 4,887,821 common shares for approximately $153 million (including transaction fees) under the 2021 Repurchase Program during 2024. As of December 31, 2024, we had remaining authorization of $99 million for future share repurchases.

During 2023, we repurchased 4,054,952 common shares for approximately $125 million (including transaction fees) under the 2021 Repurchase Program.

During 2022, we repurchased 15,983,097 common shares for approximately $550 million (including transaction fees) under the 2021 Repurchase Program.

All common stock repurchases under the 2021 Repurchase Program were made in open-market transactions. We record share repurchases upon trade date as opposed to the settlement date when cash is disbursed. We record a liability for repurchases that have not yet been settled as of period end. There were 12,436 unsettled shares (less than $1 million) as of December 31, 2024. There were 13,866 unsettled shares (approximately $1 million) as of December 31, 2023 and 223,548 unsettled shares (approximately $7 million) as of December 31, 2022.

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 90

ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in amounts included in our accumulated other comprehensive loss by component are:

DOLLAR AMOUNTS IN MILLIONS
	2024	2023	2022
Pension(1)
Balance at beginning of period	$(515)	$(458)	$(720)
Other comprehensive (loss) income before reclassifications	(102)	(89)	38
Amounts reclassified from accumulated other comprehensive loss to earnings(2)(3)	34	32	224
Total other comprehensive (loss) income	(68)	(57)	262
Balance at end of period	(583)	(515)	(458)
Other post-employment benefits(1)
Balance at beginning of period	24	20	(2)
Other comprehensive (loss) income before reclassifications	(1)	3	19
Amounts reclassified from accumulated other comprehensive loss to earnings(2)	—	1	3
Total other comprehensive (loss) income	(1)	4	22
Balance at end of period	23	24	20
Translation adjustments and other
Balance at beginning of period	198	191	243
Translation adjustments	(40)	7	(52)
Total other comprehensive (loss) income	(40)	7	(52)
Balance at end of period	158	198	191
Accumulated other comprehensive loss, end of period	$(402)	$(293)	$(247)

(1)
Amounts are presented net of tax.
(2)
Amounts of actuarial loss and prior service (cost) credit are components of net periodic benefit cost. See Note 8: Pension and Other Post-Employment Benefit Plans.
(3)
Amounts include settlement charges totaling $205 million related to our pension plans for the year ended December 31, 2022. There were no settlement charges related to our pension plans for the years ended December 31, 2024 and December 31, 2023. See Note 8: Pension and Other Post-Employment Benefit Plans for further detail.

NOTE 15: SHARE-BASED COMPENSATION

This note provides details about:

•	our Long-Term Incentive Compensation Plan (2022 Plan),
•	how we account for share-based awards,
•	tax benefits of share-based awards,
•	types of share-based compensation,
•	unrecognized share-based compensation and
•	deferred compensation stock equivalent units.

Share-based compensation expense was:

•	$43 million in 2024,
•	$36 million in 2023 and
•	$33 million in 2022.

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 91

OUR LONG-TERM INCENTIVE COMPENSATION PLAN

Our long-term incentive plan provides for share-based awards that include:

•	restricted stock,
•	restricted stock units (RSUs),
•	performance shares and
•	performance share units (PSUs).

We may issue future grants of up to 20 million shares under the 2022 Plan. We also have the right to reissue forfeited and expired grants. The Compensation Committee of our board of directors annually establishes an overall pool of stock awards available for grants based on performance.

For stock-settled awards, we issue new stock into the marketplace and generally do not repurchase shares in connection with issuance of new awards.

Our common shares would increase by approximately 24 million shares if all share-based awards were exercised or vested. These include:

•	all outstanding share-based awards at December 31, 2024 and
•	all remaining RSUs and PSUs that could be granted under the 2022 Plan.

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

TAX BENEFITS OF SHARE-BASED AWARDS

Our total income tax benefit from share-based awards recognized in our Consolidated Statement of Operations for the last three years was:

•	$6 million in 2024,
•	$5 million in 2023 and
•	$5 million in 2022.

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

Our RSUs granted in 2024, 2023 and 2022 generally:

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

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 92

We generally record share-based compensation expense for RSUs over the four-year vesting period. Generally, for RSUs that continue to vest following the termination of employment, we record the share-based compensation expense over a required service period that is less than the stated vesting period.

Activity

The following table shows our RSU activity for 2024:

	RESTRICTED	WEIGHTED AVERAGE
	STOCK UNITS	GRANT-DATE
	(IN THOUSANDS)	FAIR VALUE
Nonvested at December 31, 2023	1,701	$35.34
Granted	915	$32.92
Vested	(692)	$34.30
Forfeited	(58)	$34.45
Nonvested at December 31, 2024(1)	1,866	$34.55

(1)
As of December 31, 2024, there were approximately 178 thousand RSUs that had met the requisite service period and will be released as identified in the grant terms.

The weighted average grant-date fair value for RSUs was:

•	$32.92 for 2024 grants,
•	$33.81 for 2023 grants and
•	$42.02 for 2022 grants.

The total grant-date fair value of RSUs vested was:

•	$24 million in 2024,
•	$22 million in 2023 and
•	$22 million in 2022.

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

The Details

The final number of shares granted in 2024, 2023 and 2022 will vest between a range of 0 percent to 150 percent of each grant’s target, depending upon actual company total shareholder return (TSR) compared against the TSR of an industry peer group. TSR assumes full reinvestment of dividends.

The vesting provisions for PSUs granted in 2024, 2023 and 2022 were generally as follows:

•	awards vest on March 1st following the end of the performance period, in each case as long as the individual remains employed by the company;
•	in the event of death or disability while employed, awards continue to be earned and settled based on actual company performance;
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

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 93

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

Weighted Average Assumptions Used in Estimating the Value of PSUs

	2024 GRANTS	2023 GRANTS	2022 GRANTS
Performance period	2/09/2024 - 12/31/2026	2/09/2023 - 12/31/2025	2/10/2022 - 12/31/2024
Risk-free rate	4.19% - 4.27%	4.21% - 4.66%	0.34% - 1.84%
Volatility	21.50% - 27.60%	29.26% - 40.19%	26.27% - 41.01%
Valuation date closing stock price	$33.28	$33.96	$42.16

Activity

The following table shows our PSU activity for 2024:

	PERFORMANCE SHARE UNITS	WEIGHTED AVERAGE GRANT-DATE
	(IN THOUSANDS)	FAIR VALUE
Nonvested at December 31, 2023	984	$41.35
Granted at target	412	$37.90
Vested	(317)	$38.50
Forfeited	—	$—
Performance adjustment	3	$38.50
Nonvested at December 31, 2024(1)	1,082	$40.86

(1)
As of December 31, 2024, there were approximately 65 thousand PSUs that had met the requisite service period and will be released as identified in the grant terms.

The weighted average grant-date fair value for PSUs was:

•	$37.90 for 2024 grants,
•	$37.58 for 2023 grants and
•	$49.77 for 2022 grants.

The total grant-date fair value of PSUs vested was:

•	$12 million in 2024,
•	$8 million in 2023 and
•	$12 million in 2022.

Nonvested PSUs accrue dividends that are paid out when PSUs vest. Any PSUs forfeited will not receive dividends.

As PSUs vest, a portion of the shares awarded is withheld to cover participant taxes. As a result, the number of share units vested and the number of common shares issued will differ.

UNRECOGNIZED SHARE-BASED COMPENSATION

As of December 31, 2024, our unrecognized share-based compensation cost for all types of share-based awards included $53 million related to non-vested equity-classified share-based compensation arrangements. These are expected to be recognized over a weighted average period of approximately 2.2 years.

DEFERRED COMPENSATION STOCK EQUIVALENT UNITS

Certain employees and our board of directors may defer compensation into stock equivalent units.

The Details

Eligible employees:

•	may choose to defer all or part of their bonus into stock equivalent units and
•	receive a 15 percent premium if the deferral is for at least five years.

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 94

Our directors:

•	receive a portion of their annual retainer fee in the form of RSUs, which vest over one year and may be deferred into stock equivalent units;
•	may choose to defer some or all of the remainder of their annual retainer fee into stock equivalent units and
•	do not receive a premium for their deferrals.

Employees and directors also choose when the deferrals will be paid out, although no deferrals may be paid until after the separation from service of the employee or director.

Our Accounting

We settle all deferred compensation accounts in cash for our employees. Our directors receive shares of common stock as payment for stock equivalent units, except that any directors who are subject to federal or provincial taxation in Canada have the choice to receive a cash amount equal to the fair market value of the company’s common stock on the date of payment. In addition, we credit all stock equivalent accounts with dividend equivalents. The number of common shares to be issued in the future to directors is 490 thousand as of December 31, 2024.

Stock equivalent units are liability-classified awards and remeasured to fair value at every reporting date.

The fair value of a stock equivalent unit is equal to the market price of our stock.

Activity

The number of stock equivalent units outstanding in our deferred compensation accounts was:

•	506 thousand as of December 31, 2024,
•	530 thousand as of December 31, 2023 and
•	595 thousand as of December 31, 2022.

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

Lease Expense

DOLLAR AMOUNTS IN MILLIONS
	2024	2023	2022
Operating lease costs	$24	$22	$21
Financing lease costs	4	5	7
Total lease costs	$28	$27	$28

Supplemental Cash Flow Information

DOLLAR AMOUNTS IN MILLIONS
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$22	$22	$21
Financing cash flows for financing leases(1)	$5	$6	$8
ROU assets obtained in exchange for new (modified) lease liabilities:
Operating leases	$53	$14	$18
Financing leases	$6	$6	$3

(1)
Interest expense related to financing leases was immaterial during 2024, 2023 and 2022.

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 95

Supplemental Balance Sheet Information Related to Leases

DOLLAR AMOUNTS IN MILLIONS
		DECEMBER 31, 2024	DECEMBER 31, 2023
LEASES	BALANCE SHEET CLASSIFICATION
Assets
Operating lease ROU assets	Other assets	$138	$105
Financing lease ROU assets	Property and equipment, net	12	11
Total leased assets		$150	$116
Liabilities
Current:
Operating lease liabilities	Accrued liabilities	$25	$15
Financing lease liabilities	Accrued liabilities	4	4
Noncurrent:
Operating lease liabilities	Other liabilities	121	96
Financing lease liabilities	Other liabilities	8	7
Total lease liabilities		$158	$122

Weighted Average Remaining Lease Term

	DECEMBER 31, 2024	DECEMBER 31, 2023
Operating leases	10 years	7 years
Financing leases	3 years	4 years

Weighted Average Discount Rate

	DECEMBER 31, 2024	DECEMBER 31, 2023
Operating leases	4.8%	4.2%
Financing leases	5.9%	4.8%

Maturities of Lease Liabilities as of December 31, 2024

DOLLAR AMOUNTS IN MILLIONS
	OPERATING LEASES	FINANCING LEASES
2025	$30	$4
2026	23	4
2027	20	3
2028	18	2
2029	17	—
Thereafter	78	—
Total lease payments	186	13
Less: interest	(40)	(1)
Total present value of lease liabilities	$146	$12

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 96

NOTE 17: OTHER OPERATING COSTS, NET

Other operating costs, net:

•	includes both recurring and non-recurring income and expense items and
•	can fluctuate from year to year.

Income and Expense Items Included in Other Operating Costs, Net

DOLLAR AMOUNTS IN MILLIONS
	2024	2023	2022
Environmental remediation charges	$12	$17	$4
Foreign exchange gains, net(1)	(1)	(1)	(10)
Insurance recovery	—	(14)	—
Litigation expense, net	42	23	14
Product remediation recovery	(25)	—	—
Research and development expenses	7	7	6
Restructuring, impairments and other charges	10	—	11
Other, net	15	30	24
Total other operating costs, net	$60	$62	$49

(1)
Foreign exchange gains and losses result from changes in exchange rates primarily related to our U.S. dollar denominated cash and debt balances that are held by our Canadian subsidiary.

ASSET IMPAIRMENT

During third quarter 2024, we recorded a $10 million noncash impairment charge related to the indefinite curtailment of our New Bern lumber mill. The loss was attributable to our Wood Products segment and was recorded within "Other operating costs, net" in our Consolidated Statement of Operations.

During fourth quarter 2022, we recorded a $10 million noncash impairment charge related to the divestiture of legacy coal assets. The loss was attributable to our Real Estate & ENR segment and was recorded within "Other operating costs, net” in our Consolidated Statement of Operations.

ENVIRONMENTAL REMEDIATION

During second quarter 2023, we recorded an $11 million noncash environmental remediation charge. This charge was attributable to our Unallocated segment and recorded within "Other operating costs, net" in our Consolidated Statement of Operations.

INSURANCE RECOVERY

During fourth quarter 2023, we received a $14 million insurance recovery related to property damage and business interruption for certain of our mills in the southern U.S. as a result of severe winter storm damage in first quarter 2021. This recovery is attributable to our Wood Products segment and is recorded within “Other operating costs, net” in our Consolidated Statement of Operations.

PRODUCT REMEDIATION RECOVERY

Refer to Note 13: Legal Proceedings, Commitments and Contingencies for further information.

NOTE 18: INCOME TAXES

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

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 97

EARNINGS BEFORE INCOME TAXES

Domestic and Foreign Earnings Before Income Taxes

DOLLAR AMOUNTS IN MILLIONS
	2024	2023	2022
Domestic earnings	$192	$737	$1,982
Foreign earnings	235	200	323
Total earnings before income taxes	$427	$937	$2,305

PROVISION FOR INCOME TAXES

DOLLAR AMOUNTS IN MILLIONS
	2024	2023	2022
Current:
Federal	$1	$37	$252
State	2	8	45
Foreign	68	57	158
Total current	71	102	455
Deferred:
Federal	(32)	1	28
State	(5)	(3)	6
Foreign	(3)	(2)	(64)
Total deferred	(40)	(4)	(30)
Total income tax provision	$31	$98	$425

EFFECTIVE INCOME TAX RATE

DOLLAR AMOUNTS IN MILLIONS
	2024	2023	2022
U.S. federal statutory income tax	$90	$197	$484
State income taxes, net of federal tax benefit	(1)	3	41
REIT income not subject to federal income tax	(60)	(114)	(125)
Foreign taxes	16	14	27
Intra-entity transfers	(15)	(2)	(1)
Other, net	1	—	(1)
Total income tax provision	$31	$98	$425
Effective income tax rate	7.4%	10.5%	18.4%

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
WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 98

Balance Sheet Classification of Deferred Income Tax Assets (Liabilities)

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2024	DECEMBER 31, 2023
Net noncurrent deferred tax asset	$24	$15
Net noncurrent deferred tax liability	(26)	(81)
Net deferred tax liability	$(2)	$(66)

Items Included in Our Deferred Income Tax Assets (Liabilities)

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2024	DECEMBER 31, 2023
Deferred tax assets:
Pension and post-employment benefits	$134	$102
State tax credits	45	43
Depletion	13	13
Environmental reserves	17	16
Intra-entity transfers	32	18
Workers compensation	12	13
Net operating loss carryforwards	38	—
Other	83	99
Gross deferred tax assets	374	304
Valuation allowance	(68)	(57)
Net deferred tax assets	306	247
Deferred tax liabilities:
Property, plant and equipment	(290)	(294)
Other	(18)	(19)
Net deferred tax liabilities	(308)	(313)
Net deferred tax liability	$(2)	$(66)

Net Operating Loss and Credit Carryforwards

Our gross federal, state and foreign net operating loss carryforwards as of December 31, 2024 totaled $982 million as follows:

•	Federal — U.S. REITs — $535 million, $185 million of the total will begin to expire in 2034; U.S. TRSs — $79 million that do not expire;
•	State — $368 million, $317 million of the total will begin to expire in 2028 and
•	Foreign — none currently recorded.

Our gross state credit carryforwards as of December 31, 2024 totaled $56 million, which includes $7 million that expire from 2025 through 2037. Our U.S. TRSs have $8 million in foreign tax credit carryforwards that expire from 2027 through 2031.

Valuation Allowances

With the exception of the valuation allowance discussed below, we believe it is more likely than not that we will have sufficient future taxable income to realize our deferred tax assets.

Our valuation allowance on our deferred tax assets was $68 million as of December 31, 2024, which related to state credits, state net operating losses and foreign tax credits.

UNRECOGNIZED TAX BENEFITS

Unrecognized tax benefits represent potential future obligations to taxing authorities if uncertain tax positions we have taken on previously filed tax returns are not sustained. In accordance with our accounting policy, we accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense (see Note 1: Summary of Significant Accounting Policies). The total gross amount of unrecognized tax benefits as of December 31, 2024 and 2023, as well as the activity during those years, were immaterial.

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 99

As of December 31, 2024, none of our U.S. federal income tax returns or foreign jurisdiction income tax returns are under examination. Our U.S. federal income tax returns are open to examination for years 2021 forward and foreign jurisdiction income tax returns are open to examination for years 2017 forward. We are undergoing examinations in state jurisdictions for tax years 2020 through 2022, with tax years 2009 forward open to examination. We do not expect that the outcome of any examination will have a material effect on our consolidated financial statements; however, audit outcomes and the timing of audit settlements are subject to significant uncertainty.

NOTE 19: GEOGRAPHIC AREAS

This note provides selected key financial data according to the geographical locations of our customers.

SALES

Our sales to unaffiliated customers outside the U.S. are primarily to customers in Canada, Japan, China and Korea. Our export sales from the U.S. are comprised primarily of logs, lumber and wood chips to customers in those same countries.

Sales by Geographic Area

DOLLAR AMOUNTS IN MILLIONS
	2024	2023	2022
Sales to unaffiliated customers:
U.S.	$6,150	$6,602	$8,709
Canada	551	578	773
Japan	258	302	524
China	92	114	82
Korea	24	30	45
Other foreign countries	49	48	51
Total	$7,124	$7,674	$10,184
Export sales from the U.S.:
Japan	$234	$281	$471
Canada	122	134	143
China	88	109	80
Korea	22	28	40
Other foreign countries	34	35	36
Total	$500	$587	$770

LONG-LIVED ASSETS

Our long-lived assets used in the generation of revenues in different geographical areas are nearly all in the U.S. and Canada. Our long-lived assets primarily include:

•	property and equipment, including construction in progress,
•	timber and timberlands and
•	minerals and mineral rights.

Long-Lived Assets by Geographic Area

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2024	DECEMBER 31, 2023
U.S.	$14,126	$14,020
Canada	271	288
Total	$14,397	$14,308

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 100

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

CHANGES IN INTERNAL CONTROL

No changes occurred in the company's internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as is defined in the Securities Exchange Act of 1934 rules. Management, under our supervision, conducted an evaluation of the effectiveness of the company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), management concluded that the company’s internal control over financial reporting was effective as of December 31, 2024. The effectiveness of the company’s internal control over financial reporting as of December 31, 2024, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 101

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Weyerhaeuser Company:

Opinion on Internal Control Over Financial Reporting

We have audited Weyerhaeuser Company and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 14, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Seattle, Washington

February 14, 2025

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 102

OTHER INFORMATION

INSIDER TRADING ARRANGEMENTS

During fourth quarter 2024, one of the company's "officers" (as that term is defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

Devin W. Stockfish, president and chief executive officer, adopted a plan on November 22, 2024 to initiate the cashless exercise of 90,902 stock options which expire on February 9, 2026, and thereby sell on the open market 90,902 shares of common stock underlying the stock options at a designated strike price. Mr. Stockfish’s plan expires when all of the stock options are exercised and all of the underlying shares are sold or on February 9, 2026, whichever occurs first.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our executive officers and their biographical information can be found in Part I of this report in the Our Business — Information About Our Executive Officers section. Information required by this item to Form 10-K will be set forth under the headings "Item 1. Election of Directors,” “Corporate Governance,” “Stock Information” and "Executive Compensation" in our Notice of the 2025 Annual Meeting and Proxy Statement for the company’s Annual Meeting of Shareholders to be held May 9, 2025 and will be filed not later than 120 days after December 31, 2024 (2025 Proxy Statement), and in each case such required information is incorporated herein by reference.

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

EXECUTIVE AND DIRECTOR COMPENSATION

Information required by this item to Form 10-K will be set forth in the 2025 Proxy Statement under the headings “Director Compensation," “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation,” and in each case, such required information is incorporated herein by reference.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item to Form 10-K will be set forth in the 2025 Proxy Statement under the heading “Stock Information,” and such required information is incorporated herein by reference.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item to Form 10-K will be set forth in the 2025 Proxy Statement under the heading “Corporate Governance,” and such required information is incorporated herein by reference.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, Seattle, WA, Auditor Firm ID: 185.

Information required by this item to Form 10-K will be set forth in the 2025 Proxy Statement under the heading “Item 3. Ratify Appointment of Independent Auditors,” and such required information is incorporated herein by reference.

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 103

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

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 104

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

First Supplemental Indenture dated as of February 15, 1991 between Weyerhaeuser Company and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank and Chemical Bank), a national banking association, as Trustee (incorporated by reference from the Registration Statement on Form S-3, Registration No. 33-52982)**

(c)

Second Supplemental Indenture dated as of February 1, 1993 between Weyerhaeuser Company and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank and Chemical Bank), a national banking association, as Trustee (incorporated by reference from the Registration Statement on Form S-3, Registration No. 33-59974)**

(d)

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

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 105

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

(j)	Weyerhaeuser Company 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 13, 2022 – Commission File Number 1-4825)*
(k)

Form of Weyerhaeuser Company 2022 Long-Term Incentive Plan Performance Share Unit Award Terms and Conditions for Plan Year 2022 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 13, 2022 – Commission File Number 1-4825)*

(l)

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

Form of Weyerhaeuser Company 2022 Long-Term Incentive Plan Performance Share Unit Award Terms and Conditions for Plan Year 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 28, 2025 – Commission File Number 1-4825)*

(r)

Form of Weyerhaeuser Company 2022 Long-Term Incentive Plan Restricted Stock Unit Award Terms and Conditions for Plan Year 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 28, 2025 – Commission File Number 1-4825)*

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

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 106

(bb)

Revolving Credit Facility Agreement dated as of March 13, 2023 among Weyerhaeuser Company, as Borrower, the lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 15, 2023 – Commission File Number 1-4825)

19	—	Weyerhaeuser Company Insider Trading Policy
21	—	Subsidiaries of the Registrant
23	—	Consent of Independent Registered Public Accounting Firm
31(a)	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31(b)	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32	—	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)
97	—	Weyerhaeuser Compensation Recovery Policy (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K for the annual period ended December 31, 2023 – Commission File Number 1-4825)*
101.INS	—	Inline XBRL Instance Document
101.SCH	—	Inline XBRL Taxonomy Extension Schema Document
101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	—	The cover page from Weyerhaeuser Company’s Annual Report on Form 10-K for the year ended December 31, 2024 has been formatted in Inline XBRL.

* Denotes a management contract or compensatory plan or arrangement.

** Filed in paper - hyperlink not required pursuant to Rule 105 of Regulation S-T

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 107

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized February 14, 2025.

WEYERHAEUSER COMPANY

/s/ DEVIN W. STOCKFISH
Devin W. Stockfish President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated February 14, 2025.

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

/s/ JAMES C. O’ROURKE
James C. O’Rourke Director

WEYERHAEUSER COMPANY > 2024 ANNUAL REPORT AND FORM 10-K 108