Form 10-Q
period 2025-03-31
WEYERHAEUSER CO
filed 2025-04-25
CIK 106535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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

As of April 21, 2025, 725,273 thousand shares of the registrant’s common stock ($1.25 par value) were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	MARCH 2025	MARCH 2024
Net sales (Note 3)	$1,763	$1,796
Costs of sales	1,428	1,441
Gross margin	335	355
Selling expenses	23	22
General and administrative expenses	119	120
Other operating costs, net (Note 13)	14	17
Operating income	179	196
Non-operating pension and other post-employment benefit costs (Note 6)	(19)	(11)
Interest income and other	5	16
Interest expense, net of capitalized interest	(66)	(67)
Earnings before income taxes	99	134
Income taxes (Note 14)	(16)	(20)
Net earnings	$83	$114

Earnings per share, basic and diluted (Note 4)	$0.11	$0.16
Weighted average shares outstanding (in thousands) (Note 4):
Basic	726,143	730,043
Diluted	726,566	730,558

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2025	MARCH 2024
Net earnings	$83	$114
Other comprehensive income (loss):
Foreign currency translation adjustments	2	(9)
Changes in unamortized actuarial loss, net of tax expense of $3 and $4	10	8
Changes in unamortized net prior service cost, net of tax benefit of $0 and $0	(1)	—
Unrealized gain on cash flow hedges (Note 9)	2	—
Total other comprehensive income (loss)	13	(1)
Total comprehensive income	$96	$113

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PAR VALUE	MARCH 31, 2025	DECEMBER 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$560	$684
Receivables, net	382	306
Receivables for taxes	13	9
Inventories (Note 5)	675	607
Prepaid expenses and other current assets	141	142
Total current assets	1,771	1,748
Property and equipment, less accumulated depreciation of $4,044 and $3,980	2,333	2,329
Construction in progress	291	287
Timber and timberlands at cost, less depletion	11,506	11,551
Minerals and mineral rights, less depletion	187	189
Deferred tax assets	23	24
Other assets	409	408
Total assets	$16,520	$16,536
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt (Note 8)	$150	$210
Accounts payable	288	255
Accrued liabilities (Note 7)	430	512
Total current liabilities	868	977
Long-term debt, net (Note 8)	5,017	4,866
Deferred tax liabilities	32	26
Deferred pension and other post-employment benefits (Note 6)	602	596
Other liabilities	356	350
Total liabilities	6,875	6,815
Commitments and contingencies (Note 10)
Equity:
Common shares: $1.25 par value; authorized 1,360 million shares; issued and outstanding: 725,671 thousand shares at March 31, 2025 and 725,845 thousand shares at December 31, 2024	908	908
Other capital	7,483	7,500
Retained earnings	1,643	1,715
Accumulated other comprehensive loss (Note 11)	(389)	(402)
Total equity	9,645	9,721
Total liabilities and equity	$16,520	$16,536

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2025	MARCH 2024
Cash flows from operations:
Net earnings	$83	$114
Noncash charges (credits) to earnings:
Depreciation, depletion and amortization	125	125
Basis of real estate sold	24	31
Deferred income taxes, net	4	—
Pension and other post-employment benefits (Note 6)	23	16
Share-based compensation expense (Note 12)	11	10
Other	—	1
Change in:
Receivables, net	(76)	(53)
Receivables and payables for taxes	(22)	(3)
Inventories	(68)	(68)
Prepaid expenses and other current assets	5	17
Accounts payable and accrued liabilities	(25)	(51)
Pension and post-employment benefit contributions and payments	(3)	(4)
Other	(11)	(11)
Net cash from operations	70	124
Cash flows from investing activities:
Capital expenditures for property and equipment	(71)	(57)
Capital expenditures for timberlands reforestation	(22)	(22)
Acquisitions of timberlands	(4)	—
Other	—	2
Net cash from investing activities	(97)	(77)
Cash flows from financing activities:
Cash dividends on common shares	(152)	(248)
Net proceeds from issuance of long-term debt (Note 8)	299	—
Payments on long-term debt (Note 8)	(210)	—
Repurchases of common shares (Note 4)	(25)	(50)
Other	(9)	(10)
Net cash from financing activities	(97)	(308)
Net change in cash, cash equivalents and restricted cash	(124)	(261)
Cash, cash equivalents and restricted cash at beginning of period	684	1,164
Cash, cash equivalents and restricted cash at end of period	$560	$903
Cash paid during the period for:
Interest, net of amount capitalized of $3 and $2	$58	$57
Income taxes, net of refunds	$34	$23

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(UNAUDITED)

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	MARCH 2025	MARCH 2024
Common shares:
Balance at beginning of period	$908	$912
Issued for exercise of stock options and vested units	1	2
Repurchases of common shares (Note 4)	(1)	(2)
Balance at end of period	908	912
Other capital:
Balance at beginning of period	7,500	7,608
Issued for exercise of stock options	1	2
Repurchases of common shares (Note 4)	(24)	(47)
Share-based compensation	11	10
Other transactions, net	(5)	(7)
Balance at end of period	7,483	7,566
Retained earnings:
Balance at beginning of period	1,715	2,009
Net earnings	83	114
Dividends on common shares	(155)	(253)
Balance at end of period	1,643	1,870
Accumulated other comprehensive loss:
Balance at beginning of period	(402)	(293)
Other comprehensive income (loss)	13	(1)
Balance at end of period (Note 11)	(389)	(294)
Total equity:
Balance at end of period	$9,645	$10,054

Dividends paid per common share	$0.21	$0.34

See accompanying Notes to Consolidated Financial Statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE QUARTERS ENDED MARCH 31, 2025 AND 2024

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

The accompanying unaudited Consolidated Financial Statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Except as otherwise disclosed in these Notes to Consolidated Financial Statements, such adjustments are of a normal, recurring nature. The Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements. Certain information and footnote disclosures normally included in our annual Consolidated Financial Statements have been condensed or omitted. These quarterly Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024. Results of operations for interim periods should not necessarily be regarded as indicative of the results that may be expected for the full year.

Summary of Significant Accounting Policies

The following updates the policies disclosed in Note 1: Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2024.

Derivative Instruments

At times, we may manage exposure to certain risks by entering into derivative instruments. We do not enter into derivative instruments for speculative purposes.

We record all derivative instruments on our Consolidated Balance Sheet at fair value. We are allowed to net settle transactions with respective counterparties for certain derivative instruments; however, we have not offset derivative asset and liability balances on our Consolidated Balance Sheet.

For derivative instruments that are designated as hedging instruments in a qualifying cash flow hedge, the hedging instrument’s income or loss is reported as a component of other comprehensive income (loss) and recorded in accumulated other comprehensive loss on our Consolidated Balance Sheet. The income or loss is subsequently reclassified into net earnings when the hedged transaction affects net earnings in the same line item as the underlying hedged transaction in our Consolidated Statement of Operations. The initial value of hedged components excluded from the assessment of effectiveness are amortized over the life of the hedging instrument, using a systematic and rational method, and recognized in the same line item as the hedged transaction.

Cash flows from derivative instruments designated as hedging instruments are classified in the same category as the cash flows from the respective hedged transaction.

See Note 9: Fair Value of Financial Instruments.

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
●
Wood Products – Structural lumber, oriented strand board, engineered wood products and building materials distribution.

A reconciliation of our business segment information to the respective information in the Consolidated Statement of Operations is as follows:

DOLLAR AMOUNTS IN MILLIONS	TIMBERLANDS	REAL ESTATE & ENR	WOOD PRODUCTS	UNALLOCATED ITEMS AND INTERSEGMENT ELIMINATIONS	CONSOLIDATED
QUARTER ENDED MARCH 2025
Net sales to unaffiliated customers	$382	$94	$1,287	$—	$1,763
Intersegment sales	152	—	—	(152)	—
Total	534	94	1,287	(152)	1,763
Costs of sales	409	32	1,114	(127)	1,428
Gross margin	125	62	173	(25)	335
Selling expenses	—	—	22	1	23
General and administrative expenses	24	7	39	49	119
Other segment items(1)	(1)	(1)	6	24	28
Net contribution (charge) to earnings	$102	$56	$106	$(99)	$165

QUARTER ENDED MARCH 2024
Net sales to unaffiliated customers	$387	$107	$1,302	$—	$1,796
Intersegment sales	134	—	—	(134)	—
Total	521	107	1,302	(134)	1,796
Costs of sales	415	41	1,107	(122)	1,441
Gross margin	106	66	195	(12)	355
Selling expenses	—	—	21	1	22
General and administrative expenses	25	6	40	49	120
Other segment items(1)	1	—	6	5	12
Net contribution (charge) to earnings	$80	$60	$128	$(67)	$201
(1)
Other segment items for each reportable segment includes recurring and non-recurring income and expense items. For Unallocated Items, this includes non-operating pension and other post-employment benefit costs and interest income and other.

Reconciliation of Net Contribution to Earnings to Net Earnings

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2025	MARCH 2024
Net contribution to earnings	$165	$201
Interest expense, net of capitalized interest	(66)	(67)
Earnings before income taxes	99	134
Income taxes	(16)	(20)
Net earnings	$83	$114

Additional Financial Information

DOLLAR AMOUNTS IN MILLIONS	TIMBERLANDS	REAL ESTATE & ENR	WOOD PRODUCTS	UNALLOCATED ITEMS AND INTERSEGMENT ELIMINATIONS	CONSOLIDATED
QUARTER ENDED MARCH 2025
Depreciation, depletion and amortization	$65	$2	$55	$3	$125
Capital expenditures	$26	$—	$67	$—	$93

QUARTER ENDED MARCH 2024
Depreciation, depletion and amortization	$64	$3	$56	$2	$125
Capital expenditures	$31	$—	$42	$6	$79

Total Assets

DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2025	DECEMBER 31, 2024
Timberlands and Real Estate & ENR(1)	$12,507	$12,545
Wood Products	3,288	3,116
Unallocated items	725	875
Consolidated	$16,520	$16,536
(1)
Assets attributable to the Real Estate & ENR segment are combined with total assets for the Timberlands segment as we do not produce separate balance sheets internally.

NOTE 3: REVENUE RECOGNITION

A reconciliation of revenue recognized by our major products:

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2025	MARCH 2024
Net sales to unaffiliated customers:
Timberlands segment
Delivered logs:
West
Domestic sales	$98	$94
Export grade sales	71	82
Subtotal West	169	176
South	152	151
North	14	13
Subtotal delivered logs sales	335	340
Stumpage and pay-as-cut timber	10	11
Recreational and other lease revenue	19	19
Other(1)	18	17
Net sales attributable to Timberlands segment	382	387
Real Estate & ENR segment
Real estate	69	83
Energy and natural resources	25	24
Net sales attributable to Real Estate & ENR segment	94	107
Wood Products segment
Structural lumber	527	464
Oriented strand board	228	255
Engineered solid section	161	177
Engineered I-joists	88	99
Softwood plywood	40	41
Medium density fiberboard	32	39
Complementary building products	125	141
Other(2)	86	86
Net sales attributable to Wood Products segment	1,287	1,302
Total net sales	$1,763	$1,796
(1)
Other Timberlands sales include sales of seeds and seedlings from our nursery operations as well as wood chips.
(2)
Other Wood Products sales include wood chips, other byproducts and third-party residual log sales from our Canadian Forestlands operations.

NOTE 4: NET EARNINGS PER SHARE AND SHARE REPURCHASES

Our basic and diluted earnings per share were:

●
$0.11 during first quarter 2025 and
●
$0.16 during first quarter 2024.

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

	QUARTER ENDED
SHARES IN THOUSANDS	MARCH 2025	MARCH 2024
Weighted average common shares outstanding – basic	726,143	730,043
Dilutive potential common shares:
Stock options	74	144
Restricted stock units	43	122
Performance share units	306	249
Total effect of outstanding dilutive potential common shares	423	515
Weighted average common shares outstanding – dilutive	726,566	730,558

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

	QUARTER ENDED
SHARES IN THOUSANDS	MARCH 2025	MARCH 2024
Stock options	—	609
Performance share units	905	814

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

We repurchased 845,049 common shares for approximately $25 million (including transaction fees) under the 2021 Repurchase Program during first quarter 2025. During first quarter 2024, we repurchased 1,472,369 common shares for approximately $49 million (including transaction fees) under the 2021 Repurchase Program. As of March 31, 2025, we had remaining authorization of $74 million for future share repurchases.

All common stock repurchases under the 2021 Repurchase Program were made in open-market transactions. We record share repurchases upon trade date as opposed to the settlement date when cash is disbursed. We record a liability for repurchases that have not yet been settled as of period end. There were no unsettled shares as of March 31, 2025 and 12,436 unsettled shares (less than $1 million) as of December 31, 2024.

NOTE 5: INVENTORIES

Inventories include raw materials, work-in-process and finished goods, as well as materials and supplies.

DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2025	DECEMBER 31, 2024
LIFO inventories:
Logs	$21	$23
Lumber, plywood, oriented strand board and fiberboard	95	82
Other products	14	14
Moving average cost or FIFO inventories:
Logs	71	55
Lumber, plywood, oriented strand board, fiberboard and engineered wood products	146	130
Other products	164	147
Materials and supplies	164	156
Total	$675	$607

LIFO – the last-in, first-out method – applies to major inventory products held at our U.S. locations. The moving average cost method or FIFO – the first-in, first-out method – applies to the balance of our U.S. raw material and product inventories, all material and supply inventories and all foreign inventories.

NOTE 6: PENSION AND OTHER POST-EMPLOYMENT BENEFIT PLANS

The components of net periodic benefit cost are:

	PENSION
	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2025	MARCH 2024
Service cost	$4	$5
Interest cost	30	29
Expected return on plan assets	(26)	(31)
Amortization of actuarial loss	14	11
Total net periodic benefit cost – pension	$22	$14

	OTHER POST-EMPLOYMENT BENEFITS
	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2025	MARCH 2024
Interest cost	$1	$1
Amortization of actuarial loss	—	1
Total net periodic benefit cost – other post-employment benefits	$1	$2

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

NOTE 7: ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2025	DECEMBER 31, 2024
Compensation and employee benefit costs	$159	$171
Current portion of lease liabilities	22	29
Customer rebates, volume discounts and deferred income	83	129
Interest	63	62
Taxes payable	30	47
Other	73	74
Total	$430	$512

NOTE 8: LONG-TERM DEBT AND LINE OF CREDIT

Long-term Debt

During first quarter 2025, we repaid our $139 million 8.50 percent debentures and our $71 million 7.95 percent debentures at maturity. We also entered into a $300 million senior unsecured term loan that will mature in March 2030. Net proceeds after fees were $299 million. Borrowings will bear interest at a floating rate based on either the adjusted term Secured Overnight Financing Rate (SOFR) plus a spread or a mutually agreed upon base rate plus a spread.

Line of Credit

In March 2023, we refinanced and extended our $1.5 billion five-year senior unsecured revolving credit facility, which expires in March 2028. Borrowings will bear interest at a floating rate based on either the adjusted term SOFR plus a spread or a mutually agreed upon base rate plus a spread. We had no outstanding borrowings on our credit facility as of March 31, 2025 and December 31, 2024.

NOTE 9: FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value and carrying value of our long-term debt consisted of the following:

	MARCH 31, 2025		DECEMBER 31, 2024
DOLLAR AMOUNTS IN MILLIONS	CARRYING VALUE	FAIR VALUE (LEVEL 2)	CARRYING VALUE	FAIR VALUE (LEVEL 2)
Long-term debt (including current maturities) and line of credit:
Fixed rate	$4,619	$4,581	$4,827	$4,757
Variable rate	548	550	249	250
Total debt	$5,167	$5,131	$5,076	$5,007

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

Fair Value of Derivative Instruments Designated as Cash Flow Hedges

During first quarter 2025, we entered into forward contracts with the risk management objective of reducing foreign exchange risk associated with the variability in cash flows from the settlement of forecasted foreign currency-denominated purchases of equipment. Our forward contracts provide the right to buy specified quantities of euros during predetermined future periods at predetermined future rates. As of March 31, 2025, all forward contracts with an aggregate notional amount of $50 million were designated as cash flow hedging instruments of hedged forecasted foreign-currency denominated purchases of equipment. No comparable activity was present as of and for the year ended December 31, 2024.

For the quarter ended March 31, 2025, an unrealized gain on forward contracts designated as cash flow hedging instruments of $2 million was recognized in “Other comprehensive income (loss)” in our Consolidated Statement of Comprehensive Income and is recorded in “Accumulated other comprehensive loss” on our Consolidated Balance Sheet as of March 31, 2025.

As of March 31, 2025, the current and noncurrent fair value of forward contracts designated as cash flow hedging instruments in an asset position of $1 million and less than $1 million are recorded in "Prepaid expenses and other current assets" and "Other assets" on our Consolidated Balance Sheet, respectively.

The Derivative Instruments section of Note 1: Basis of Presentation provides information about how we account for derivative instruments as cash flow hedges.

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

As of March 31, 2025, our total accrual for future estimated remediation costs on active Superfund sites and other sites for which we are potentially responsible was approximately $82 million. These amounts are recorded in "Accrued liabilities" and "Other liabilities" on our Consolidated Balance Sheet.

NOTE 11: ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in amounts included in our accumulated other comprehensive loss by component are:

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2025	MARCH 2024
Pension(1)
Balance at beginning of period	$(583)	$(515)
Other comprehensive income before reclassifications	—	1
Amounts reclassified from accumulated other comprehensive loss to earnings(2)	10	8
Total other comprehensive income	10	9
Balance at end of period	$(573)	$(506)
Other post-employment benefits(1)
Balance at beginning of period	$23	$24
Other comprehensive loss before reclassifications	(1)	(2)
Amounts reclassified from accumulated other comprehensive loss to earnings(2)	—	1
Total other comprehensive loss	(1)	(1)
Balance at end of period	$22	$23
Translation adjustments and other
Balance at beginning of period	$158	$198
Translation adjustments	2	(9)
Unrealized gain on cash flow hedges(1)	2	—
Total other comprehensive income (loss)	4	(9)
Balance at end of period	162	189
Accumulated other comprehensive loss, end of period	$(389)	$(294)
(1)
Amounts presented are net of tax.
(2)
Amounts of actuarial loss and prior service cost are components of net periodic benefit cost. See Note 6: Pension and Other Post-Employment Benefit Plans.

NOTE 12: SHARE-BASED COMPENSATION

Share-based compensation activity during first quarter 2025 included the following:

SHARES IN THOUSANDS	GRANTED	VESTED
Restricted stock units (RSUs)	981	666
Performance share units (PSUs)	479	139

A total of 588 thousand shares of common stock were issued as a result of RSU and PSU vestings.

Restricted Stock Units

The weighted average fair value of the RSUs granted in 2025, calculated as an average of the high and low prices on grant date, was $29.92. The vesting provisions for RSUs granted in 2025 were consistent with prior year grants.

Performance Share Units

The weighted average grant date fair value of PSUs granted in 2025 was $32.50. The final number of shares granted in 2025 will vest between a range of 0 percent to 150 percent of each grant's target, depending upon actual company total shareholder return (TSR) compared against the TSR of an industry peer group. TSR assumes full reinvestment of dividends. PSUs granted in 2025 will vest at a maximum of 100 percent of target value in the event of negative absolute company TSR.

Weighted Average Assumptions Used in Estimating the Value of Performance Share Units Granted in 2025

PERFORMANCE SHARE UNITS
Performance period	2/14/2025 – 12/31/2027
Valuation date closing stock price	$29.61
Risk-free rate	4.17% – 4.26%
Expected volatility	22.20% – 25.70%

NOTE 13: OTHER OPERATING COSTS, NET

Other operating costs, net were comprised of the following:

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2025	MARCH 2024
Environmental remediation charges	$4	$2
Litigation expense, net	2	6
Research and development expenses	1	1
Other, net	7	8
Total other operating costs, net	$14	$17

NOTE 14: INCOME TAXES

As a real estate investment trust (REIT), we generally are not subject to federal corporate income taxes on REIT taxable income that is distributed to shareholders. We are required to pay corporate income taxes on earnings of our Taxable REIT Subsidiaries (TRSs), which include our Wood Products segment and a portion of our Timberlands and Real Estate & ENR segments.

The quarterly provision for income taxes is based on our current estimate of the annual effective tax rate and is adjusted for discrete taxable events that have occurred during the year. Our 2025 estimated annual effective tax rate, excluding discrete items, differs from the U.S. federal statutory tax rate of 21 percent primarily due to state and foreign income taxes and tax benefits associated with our nontaxable REIT earnings.

NOTE 15: RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on our Consolidated Balance Sheet that sum to the total of the amounts shown in the Consolidated Statement of Cash Flows:

DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2025	MARCH 31, 2024
Cash and cash equivalents	$560	$871
Restricted cash included in other assets(1)	—	32
Total cash, cash equivalents and restricted cash	$560	$903
(1)
Amounts included in restricted cash as of March 31, 2024 are comprised of proceeds held by a qualified intermediary that were subsequently reinvested in timber and timberlands through a like-kind exchange transaction.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This report contains statements concerning our future results and performance that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include, without limitation, statements relating to: our expected future financial and operating performance; our plans, strategies, intentions and expectations; our capital structure and the sufficiency of our liquidity position to meet future cash requirements; our cash dividend framework, including our target percentage return to shareholders of Adjusted Funds Available for Distribution, including expected supplemental cash dividends and/or future share repurchases; compliance with covenants in our debt agreements; our expectations concerning our contingent liabilities and the sufficiency of related reserves and accruals including, but not limited to, cost estimates of future litigation and environmental remediation; our provision for income taxes; expected capital expenditures; estimated returns on pension plan assets; expected market and general economic conditions, including related influencing factors such as the trajectory of U.S. housing construction activity, repair and remodel activity, inflation trends and interest rates; our expectations about our future opportunities in emerging carbon credit and carbon capture and storage markets; assumptions used in valuing incentive compensation and related expense and the expected effects of U.S. international trade policy.

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
●
U.S. trade policy and resulting restrictions on international trade and tariffs imposed on imports or exports;
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

●
changes in accounting principles and
●
other risks and uncertainties described in this report under Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and in our 2024 Annual Report on Form 10-K, as well as those set forth from time to time in our other public statements, reports, registration statements, prospectuses, information statements and other filings with the SEC.

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

ECONOMIC AND MARKET CONDITIONS AFFECTING OUR OPERATIONS

Our market conditions and the strength of the broader U.S. economy are, and will continue to be, influenced by the trajectory of activity in the U.S. housing and repair and remodel segments, inflation trends and interest rates. The demand for sawlogs within our Timberlands segment is directly affected by domestic production of wood-based building products. The strength of the U.S. housing market, particularly new residential construction, strongly affects demand in our Wood Products segment, as does repair and remodeling activity. Seasonal weather patterns impact the level of construction activity in the U.S., which in turn affects demand for our logs and wood products. Our Timberlands segment, particularly the Western region, is also affected by export demand and trade policy. Japanese housing starts are a key driver of export log demand in Japan. The demand for pulpwood from our Timberlands segment is directly affected by the production of pulp, paper and oriented strand board (OSB), as well as the demand for biofuels, such as wood-burning pellets made from pulpwood. Our Timberlands segment is also influenced by the availability of harvestable timber. In general, Western log markets are highly tensioned by available supply, while Southern log markets have more available supply. However, additional mill capacity being added in the U.S. South has led to tightening of markets in certain geographies. Our Real Estate, Energy and Natural Resources segment is affected by a variety of factors, including the general state of the economy, local real estate market conditions, the level of construction activity in the U.S. and evolution of emerging renewable energy and carbon-related markets.

Recently announced and ongoing U.S. trade policy actions have resulted in elevated macroeconomic uncertainty and a decrease in consumer confidence. These policies, along with potential countermeasures by other countries, and the outcome of certain executive orders and trade investigations relating to our businesses, have the potential to affect supply and demand trends, import and export dynamics, and pricing for our products.

Home sales and building activity have continued at a moderated pace in response to elevated mortgage interest rates, reduced affordability and lower consumer confidence. New single-family home construction remained generally resilient in the first quarter, as existing homeowners continued to be constrained by the lock-in effect of lower mortgage rates compared to current rates, keeping inventories of existing homes relatively low. Multi-family construction remains more muted given the elevated supply of recently completed projects in conjunction with higher interest rates and other factors constraining the underwriting of proposed projects. On a seasonally adjusted annual basis, as reported by the U.S. Census Bureau, housing starts for first quarter 2025 averaged 1.4 million units, a 0.1 percent increase from fourth quarter 2024. Single-family starts averaged 1.0 million units in first quarter 2025, a 0.5 percent decrease from fourth quarter 2024. Multi-family starts averaged 381 thousand units in first quarter 2025, a 1.8 percent increase from fourth quarter 2024. Single-family construction is the primary driver for our business as compared to multi-family due to the amount of wood products used. Sales of newly built, single-family homes averaged a seasonally adjusted annual rate of 684 thousand units for first quarter 2025, an increase of 1.6 percent from fourth quarter 2024, supported by a moderate decrease in mortgage rates in March. Notwithstanding current macroeconomic uncertainty and potential impacts to housing demand, we expect a favorable U.S. housing construction market over the medium to long-term, supported by strong demographics in the key home buying age cohorts, a decade of under building and historically low housing inventory.

Repair and remodeling expenditures decreased by 1.6 percent from fourth quarter 2024 to first quarter 2025 according to the Census Bureau Advance Retail Spending report. While there continues to be steady demand due to growing home equity and the previously mentioned lock-in effect, many homeowners have been more cautious in discretionary spending on large projects. This softness has been reflected in both the do-it-yourself (DIY) and professionally built segments. Over the longer term, we expect this sector to return to historical growth trends driven by recent deferrals in repair and remodel spending, elevated home equity and an aging U.S. housing stock, with a median age of 45 years.

In U.S. wood product markets, pricing for lumber increased during first quarter 2025, driven by more constrained market supply from previously announced mill curtailments and closures and speculation around tariffs on imported supply. In contrast, OSB prices decreased in response to cautious buyer sentiment given tariff-related uncertainty and a softer than expected start to the spring building season. In first quarter 2025, the Random Lengths Framing Lumber Composite price averaged $455/MBF and the OSB Composite averaged $376/MSF. Over the course of first quarter 2025, composite prices for lumber increased from $433/MBF to $488/MBF and composite prices for OSB decreased from $418/MSF to $358/MSF.

In Western log markets, Douglas-fir sawlog prices increased 13.3 percent in first quarter 2025 compared with fourth quarter 2024, as reported by Fastmarkets RISI Log Lines based on Weyerhaeuser’s sales mix. This was primarily driven by strengthening lumber prices and seasonal reductions in log supply. In the South, delivered sawlog prices decreased 0.1 percent in first quarter 2025 compared to fourth quarter 2024 and declined 3.1 percent from first quarter 2024, as reported by TimberMart-South. In general, Southern log supply remains ample and mills continue to align capacity with end-market demand.

Currency exchange rates, available supply from other countries and trade policy affect our export businesses. During first quarter 2025, end use demand in export markets moderated. In Japan, total housing starts decreased 1.1 percent year to date through February compared to the same period in 2024, while the key Post and Beam segment saw a 2.1 percent decrease. The slowing demand was partially offset by a decrease in lumber imports to Japan from Europe and reduced inventories of European lumber in the Japanese market. In China, log demand moderated in the quarter in response to reduced consumption during the Lunar New Year holiday. In early March, Chinese regulators announced an immediate suspension of log imports from the U.S.

Interest rates affect our business primarily through their impact on mortgage rates and housing affordability, their general impact on the economy and their influence on our capital management activities. Actions by the U.S. Federal Reserve, the overall condition of the economy and fluctuations in financial markets are all factors that influence long-term interest rates. 30-year mortgage rates, which are correlated with long-term interest rates, decreased from 6.9 percent in fourth quarter 2024 to 6.7 percent in first quarter 2025, according to economic data from Freddie Mac. Many builders have been able to offset higher mortgage rates through discounts, mortgage rate buydowns and modifying product offerings such as home sizes and finishes. Higher rates have also locked-in many existing homeowners from selling, thereby reducing inventories of existing homes for sale which has led to demand for available new homes.

Increased inflation affects the cost of our operations across each of our business segments, including costs for raw materials, transportation, energy and labor. The Consumer Price Index increased at an annual rate of 2.4 percent as of March 2025 compared to 2.9 percent in December 2024. This rate is markedly down from its peak of over 9.0 percent in June 2022. While we can offset some of the impacts of inflation through our sales activities, operational excellence initiatives and procurement practices, not all costs associated with inflation can be fully mitigated or passed on to the customer.

The condition of the labor market affects all of our businesses as it relates to our ability to attract and retain employees and contractors. The unemployment rate increased slightly from 4.1 percent in fourth quarter 2024 to 4.2 percent in first quarter 2025.

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

CONSOLIDATED RESULTS

How We Did First Quarter 2025

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	MARCH 2025	MARCH 2024	2025 VS. 2024
Net sales	$1,763	$1,796	$(33)
Costs of sales	$1,428	$1,441	$(13)
Operating income	$179	$196	$(17)
Net earnings	$83	$114	$(31)
Earnings per share, basic and diluted	$0.11	$0.16	$(0.05)

Comparing First Quarter 2025 with First Quarter 2024

Net sales

Net sales decreased $33 million – 2 percent – primarily due to a $15 million decrease in Wood Products net sales attributable to decreased sales realizations across most product lines, partially offset by increased structural lumber sales, as well as a $13 million decrease in Real Estate & ENR net sales attributable to a decrease in acres sold.

Costs of sales

Costs of sales decreased $13 million – 1 percent – primarily due to a decrease in acres sold in our Real Estate & ENR segment, as well as decreased Western sales volumes and export log freight costs in our Timberlands segment, partially offset by increased structural lumber sales volumes in our Wood Products segment.

Operating income

Operating income decreased $17 million – 9 percent – primarily due to a $20 million decrease in consolidated gross income (see discussion of components above).

Net earnings

Net earnings decreased $31 million – 27 percent – primarily due to the $17 million decrease in operating income discussed above, as well as an $11 million decrease in interest income and other and an $8 million increase in non-operating pension and other post-employment benefit costs. These changes were partially offset by a $4 million decrease in income tax expense.

TIMBERLANDS

How We Did First Quarter 2025

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2025	MARCH 2024	2025 VS. 2024
Net sales to unaffiliated customers:
Delivered logs:
West	$169	$176	$(7)
South	152	151	1
North	14	13	1
Subtotal delivered logs sales	335	340	(5)
Stumpage and pay-as-cut timber	10	11	(1)
Recreational and other lease revenue	19	19	—
Other(1)	18	17	1
Subtotal net sales to unaffiliated customers	382	387	(5)
Intersegment sales	152	134	18
Total sales	$534	$521	$13
Costs of sales	$409	$415	$(6)
Operating income and Net contribution to earnings	$102	$80	$22
(1)
Other Timberlands sales include sales of seeds and seedlings from our nursery operations as well as wood chips.

Comparing First Quarter 2025 with First Quarter 2024

Net sales to unaffiliated customers

Net sales to unaffiliated customers decreased $5 million – 1 percent – primarily due to a $7 million decrease in Western log sales attributable to a 2 percent decrease in sales volumes and sales realizations. This decrease was partially offset by a $1 million increase in Northern log sales attributable to a 10 percent increase in sales volumes, partially offset by a 3 percent decrease in sales realizations.

Intersegment sales

Intersegment sales increased $18 million – 13 percent – primarily due to a 13 percent increase in sales volumes.

Costs of sales

Costs of sales decreased $6 million – 1 percent – primarily due to decreased Western sales volumes and export log freight costs.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings increased $22 million – 28 percent – primarily due to the change in the components of gross margin, as discussed above.

Third-Party Log Sales Volumes and Fee Harvest Volumes

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	MARCH 2025	MARCH 2024	2025 VS. 2024
Third-party log sales – tons:
West(1)	1,428	1,452	(24)
South	4,106	4,089	17
North	192	175	17
Total	5,726	5,716	10
Fee harvest volumes – tons:
West(1)	2,229	2,214	15
South	6,133	5,990	143
North	272	239	33
Total	8,634	8,443	191
(1)
Western logs are primarily transacted in thousand board feet (MBF) but are converted to ton equivalents for external reporting purposes.

REAL ESTATE, ENERGY AND NATURAL RESOURCES

How We Did First Quarter 2025

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2025	MARCH 2024	2025 VS. 2024
Net sales:
Real estate	$69	$83	$(14)
Energy and natural resources	25	24	1
Total	$94	$107	$(13)
Costs of sales	$32	$41	$(9)
Operating income and Net contribution to earnings	$56	$60	$(4)

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

Comparing First Quarter 2025 with First Quarter 2024

Net sales

Net sales decreased $13 million – 12 percent – primarily due to a decrease in acres sold, partially offset by an increase in average price per acre sold.

Costs of sales

Costs of sales decreased $9 million – 22 percent – primarily due to a decrease in acres sold.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings decreased $4 million – 7 percent – primarily due to the change in the components of gross margin, as discussed above.

REAL ESTATE SALES STATISTICS

	QUARTER ENDED		AMOUNT OF CHANGE
	MARCH 2025	MARCH 2024	2025 VS. 2024
Acres sold	16,654	19,774	(3,120)
Average price per acre	$3,812	$3,629	$183

WOOD PRODUCTS

How We Did First Quarter 2025

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2025	MARCH 2024	2025 VS. 2024
Net sales:
Structural lumber	$527	$464	$63
Oriented strand board	228	255	(27)
Engineered solid section	161	177	(16)
Engineered I-joists	88	99	(11)
Softwood plywood	40	41	(1)
Medium density fiberboard	32	39	(7)
Complementary building products	125	141	(16)
Other products produced(1)	86	86	—
Total	$1,287	$1,302	$(15)
Costs of sales	$1,114	$1,107	$7
Operating income and Net contribution to earnings	$106	$128	$(22)
(1)
Other products produced sales include wood chips, other byproducts and third-party residual log sales from our Canadian Forestlands operations.

Comparing First Quarter 2025 with First Quarter 2024

Net sales

Net sales decreased $15 million – 1 percent – primarily due to:

•
a $27 million decrease in oriented strand board sales attributable to a 12 percent decrease in sales realizations, partially offset by a 1 percent increase in sales volumes;
•
a $16 million decrease in engineered solid section sales attributable to a 6 percent decrease in sales realizations, as well as a 2 percent decrease in sales volumes;
•
a $16 million decrease in complementary building products sales attributable to decreased sales volumes across most products;
•
an $11 million decrease in engineered I-joist sales attributable to a 5 percent decrease in sales volumes and sales realizations and
•
a $7 million decrease in medium density fiberboard sales attributable to an 18 percent decrease in sales volumes, as well as a 2 percent decrease in sales realizations.

These decreases were partially offset by a $63 million increase in structural lumber sales attributable to an 8 percent increase in sales realizations and a 5 percent increase in sales volumes.

Costs of sales

Costs of sales increased $7 million – 1 percent – primarily due to increased sales volumes for structural lumber and oriented strand board.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings decreased $22 million – 17 percent – primarily due to the change in the components of gross margin, as discussed above.

Third-Party Sales Volumes

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS(1)	MARCH 2025	MARCH 2024	2025 VS. 2024
Structural lumber – board feet	1,138	1,080	58
Oriented strand board – square feet (3/8”)	719	710	9
Engineered solid section – cubic feet	5.3	5.4	(0.1)
Engineered I-joists – lineal feet	35	37	(2)
Softwood plywood – square feet (3/8”)	88	81	7
Medium density fiberboard – square feet (3/4”)	27	33	(6)
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

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS	MARCH 2025	MARCH 2024	2025 VS. 2024
Structural lumber – board feet:
Production	1,163	1,085	78
Outside purchase	36	33	3
Total	1,199	1,118	81
Oriented strand board – square feet (3/8”):
Production	743	735	8
Outside purchase	18	20	(2)
Total	761	755	6
Engineered solid section – cubic feet:
Production	5.7	5.7	—
Outside purchase	2.1	2.8	(0.7)
Total	7.8	8.5	(0.7)
Engineered I-joists – lineal feet:
Production	35	43	(8)
Outside purchase	1	1	—
Total	36	44	(8)
Softwood plywood – square feet (3/8”):
Production	80	72	8
Outside purchase	10	9	1
Total	90	81	9
Medium density fiberboard – square feet (3/4"):
Production	22	34	(12)
Total	22	34	(12)

UNALLOCATED ITEMS

Unallocated items are gains or charges not related to, or allocated to, an individual operating segment. They include all or a portion of items such as share-based compensation, pension and post-employment costs, elimination of intersegment profit in inventory and LIFO, foreign exchange transaction gains and losses, interest income and other.

Net Charge to Earnings – Unallocated Items

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2025	MARCH 2024	2025 VS. 2024
Unallocated corporate function and variable compensation expense	$(42)	$(38)	$(4)
Liability classified share-based compensation	(1)	(1)	—
Foreign exchange loss	—	(1)	1
Elimination of intersegment profit in inventory and LIFO	(18)	(6)	(12)
Other	(24)	(26)	2
Operating loss	(85)	(72)	(13)
Non-operating pension and other post-employment benefit costs	(19)	(11)	(8)
Interest income and other	5	16	(11)
Net charge to earnings	$(99)	$(67)	$(32)

Comparing First Quarter 2025 with First Quarter 2024

Net charge to earnings increased $32 million – 48 percent – primarily due to:

•
a $12 million increase in the charge for elimination of intersegment profit in inventory and LIFO;
•
an $11 million decrease in interest income and other, primarily attributable to a decrease in cash and cash equivalents and
•
an $8 million increase in non-operating pension and other post-employment benefit costs.

INTEREST EXPENSE

Our interest expense, net of capitalized interest, was:

●
$66 million for first quarter 2025 and
●
$67 million for first quarter 2024.

Interest expense decreased by $1 million compared to first quarter 2024 primarily due to debt retirements and a debt issuance in first quarter 2025 that slightly decreased our average outstanding debt and weighted average interest rate.

INCOME TAXES

Our provision for income taxes was:

●
a $16 million expense for first quarter 2025 and
●
a $20 million expense for first quarter 2024.

Our provision for income taxes is primarily driven by earnings generated by our TRSs. Income tax expense decreased by $4 million compared to first quarter 2024 primarily due to a decrease in our overall earnings in first quarter 2025.

Refer to Note 14: Income Taxes for further information.

LIQUIDITY AND CAPITAL RESOURCES

We are committed to maintaining an appropriate capital structure that provides financial flexibility and enables us to protect the interests of our shareholders and meet our obligations to our lenders, while also maintaining access to all major financial markets. As of March 31, 2025, we had $560 million in cash and cash equivalents and $1.5 billion of availability on our line of credit, which expires in March 2028. We believe we have sufficient liquidity to meet our cash requirements for the foreseeable future.

CASH FROM OPERATIONS

Consolidated net cash from operations was:

●
$70 million for first quarter 2025 and
●
$124 million for first quarter 2024.

Net cash from operations decreased $54 million primarily due to decreased cash inflows from our business operations, as well as an $11 million increase in cash paid for income taxes.

CASH FROM INVESTING ACTIVITIES

Consolidated net cash from investing activities was:

●
$(97) million for first quarter 2025 and
●
$(77) million for first quarter 2024.

Net cash from investing activities decreased $20 million primarily due to a $14 million increase in cash paid for capital expenditures.

Summary of Capital Spending by Business Segment

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2025	MARCH 2024
Timberlands	$26	$31
Wood Products	67	42
Unallocated Items	—	6
Total	$93	$79

During fourth quarter 2024, we announced our plan to invest approximately $500 million to build a new TimberStrand® facility in Monticello, Arkansas. This capital outlay may be sourced from cash on hand or through future financing, as deemed appropriate. Construction began in 2025, with the goal of starting operations in 2027. Once completed, the new facility will increase our engineered wood products capacity by approximately 10 million cubic feet.

We anticipate our capital expenditures for 2025 to be approximately $440 million, excluding the investment in our Monticello engineered wood products facility. The amount we spend on capital expenditures could change.

CASH FROM FINANCING ACTIVITIES

Consolidated net cash from financing activities was:

●
$(97) million for first quarter 2025 and
●
$(308) million for first quarter 2024.

Net cash from financing activities increased $211 million primarily due to:

•
a $299 million increase in net proceeds from issuance of long-term debt,
•
a $96 million decrease in cash paid for dividends and
•
a $25 million decrease in cash used for repurchases of common stock.

These changes were partially offset by a $210 million increase in payments on long-term debt.

Line of Credit

We had no outstanding borrowings on our $1.5 billion five-year senior unsecured revolving credit facility as of March 31, 2025 or December 31, 2024. This credit facility expires in March 2028.

Refer to Note 8: Long-Term Debt and Line of Credit for further information.

Long-Term Debt

During first quarter 2025, we repaid our $139 million 8.50 percent debentures and our $71 million 7.95 percent debentures at maturity. We also entered into a $300 million senior unsecured term loan that will mature in March 2030. Net proceeds after fees were $299 million. Borrowings will bear interest at a floating rate based on either the adjusted term SOFR plus a spread or a mutually agreed upon base rate plus a spread.

Refer to Note 8: Long-Term Debt and Line of Credit for further information.

Debt Covenants

As of March 31, 2025, Weyerhaeuser Company was in compliance with its debt covenants. There have been no significant changes to the debt covenants presented in our 2024 Annual Report on Form 10-K for our long-term debt instruments, and we expect to remain in compliance with our debt covenants for the foreseeable future.

Dividend Payments

We paid cash dividends on common shares of:

●
$152 million for first quarter 2025 and
●
$248 million for first quarter 2024.

The decrease in dividends paid is primarily due to a supplemental dividend of $0.14 per share based on 2023 financial results for a total of $102 million paid in first quarter 2024.

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

Share Repurchases

We repurchased 845,049 common shares for approximately $25 million (including transaction fees) during first quarter 2025 under the 2021 Repurchase Program. During first quarter 2024, we repurchased 1,472,369 common shares for approximately $49 million (including transaction fees) under the 2021 Repurchase Program. There were no unsettled shares as of March 31, 2025 and 12,436 unsettled shares (less than $1 million) as of December 31, 2024. Refer to Note 4: Net Earnings Per Share and Share Repurchases for further information.

PERFORMANCE AND LIQUIDITY MEASURES

Adjusted EBITDA by Segment

We use Adjusted EBITDA as a key performance measure to evaluate the performance of the consolidated company and our business segments. This measure should not be considered in isolation from, and is not intended to represent an alternative to, our results reported in accordance with U.S. generally accepted accounting principles (U.S. GAAP). However, we believe Adjusted EBITDA provides meaningful supplemental information for investors about our operating performance, better facilitates period to period comparisons and is widely used by analysts, lenders, rating agencies and other interested parties. Our definition of Adjusted EBITDA may be different from similarly titled measures reported by other companies, including those in our industry. Adjusted EBITDA, as we define it, is operating income adjusted for depreciation, depletion, amortization, basis of real estate sold and special items.

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2025	MARCH 2024	2025 VS. 2024
Adjusted EBITDA by Segment:
Timberlands	$167	$144	$23
Real Estate & ENR	82	94	(12)
Wood Products	161	184	(23)
	410	422	(12)
Unallocated Items	(82)	(70)	(12)
Adjusted EBITDA	$328	$352	$(24)

We reconcile Adjusted EBITDA to net earnings for the consolidated company and to operating income (loss) for the business segments, as those are the most directly comparable U.S. GAAP measures for each.

The table below reconciles Adjusted EBITDA for the quarter ended March 31, 2025:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$83
Interest expense, net of capitalized interest					66
Income taxes					16
Net contribution (charge) to earnings	$102	$56	$106	$(99)	$165
Non-operating pension and other post-employment benefit costs	—	—	—	19	19
Interest income and other	—	—	—	(5)	(5)
Operating income (loss)	102	56	106	(85)	179
Depreciation, depletion and amortization	65	2	55	3	125
Basis of real estate sold	—	24	—	—	24
Adjusted EBITDA	$167	$82	$161	$(82)	$328

The table below reconciles Adjusted EBITDA for the quarter ended March 31, 2024:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$114
Interest expense, net of capitalized interest					67
Income taxes					20
Net contribution (charge) to earnings	$80	$60	$128	$(67)	$201
Non-operating pension and other post-employment benefit costs	—	—	—	11	11
Interest income and other	—	—	—	(16)	(16)
Operating income (loss)	80	60	128	(72)	196
Depreciation, depletion and amortization	64	3	56	2	125
Basis of real estate sold	—	31	—	—	31
Adjusted EBITDA	$144	$94	$184	$(70)	$352

Adjusted FAD

We use Adjusted Funds Available for Distribution (Adjusted FAD) to evaluate the company’s liquidity and measure cash generated during the period (net of capital expenditures and significant non-recurring items) that is available for dividends, repurchases of common shares, debt reduction, acquisitions and other discretionary and nondiscretionary capital allocation activities. Adjusted FAD should not be considered in isolation from, and is not intended to represent an alternative to, our results reported in accordance with U.S. GAAP. However, we believe the measure provides meaningful supplemental information for investors about our liquidity. Adjusted FAD, as we define it, is net cash from operations adjusted for capital expenditures and significant non-recurring items. Our definition of Adjusted FAD may be different from similarly titled measures reported by other companies, including those in our industry. We reconcile Adjusted FAD to net cash from operations, as that is the most directly comparable U.S. GAAP measure.

The table below reconciles Adjusted FAD to net cash from operations:

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2025	MARCH 2024
Net cash from operations	$70	$124
Capital expenditures	(93)	(79)
FAD	(23)	45
Monticello engineered wood products facility capital expenditures	16	—
Adjusted FAD	$(7)	$45
Net cash from investing activities	$(97)	$(77)
Net cash from financing activities	$(97)	$(308)

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes during first quarter 2025 to the critical accounting estimates presented in our 2024 Annual Report on Form 10-K.

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

Summary of Long-Term Debt Obligations as of March 31, 2025

DOLLAR AMOUNTS IN MILLIONS	2025	2026	2027	2028	2029	THEREAFTER	TOTAL(1)	FAIR VALUE
Fixed-rate debt	$—	$1,022	$300	$—	$750	$2,583	$4,655	$4,581
Average interest rate	—%	5.52%	6.95%	—%	4.00%	5.06%	5.11%	N/A
Variable-rate debt(2)	$—	$—	$—	$250	$—	$300	$550	$550
(1)
Excludes $38 million of unamortized discounts and capitalized debt expense.
(2)
As of March 31, 2025, the weighted average interest rate for our variable-rate debt was 6.27 percent, excluding estimated patronage refunds.

Item 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The company’s principal executive officer and principal financial officer have concluded that the company’s disclosure controls and procedures were effective as of March 31, 2025, based on an evaluation of the company’s disclosure controls and procedures as of that date.

CHANGES IN INTERNAL CONTROLS

No changes occurred in the company’s internal control over financial reporting during first quarter 2025 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

Item 1A. RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our 2024 Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases of common stock made by the company during first quarter 2025:

COMMON SHARE REPURCHASES DURING FIRST QUARTER 2025	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS
January 1 – January 31	237,127	$29.39	237,127	$91,783,781
February 1 – February 28	428,630	$29.89	428,630	$78,972,348
March 1 – March 31	179,292	$29.56	179,292	$73,672,394
Total	845,049	$29.68	845,049

On September 22, 2021, we announced that our board had approved a new share repurchase program (the 2021 Repurchase Program) under which we are authorized to repurchase up to $1 billion of outstanding shares. Concurrently, the board terminated the remaining repurchase authorization under the 2019 Repurchase Program.

During first quarter 2025, we repurchased 845,049 shares for approximately $25 million (including transaction fees) under the 2021 Repurchase Program in open-market transactions. Transaction fees incurred for repurchases are not counted as use of funds authorized for repurchases under the 2021 Repurchase Program. As of March 31, 2025, we had remaining authorization of $74 million for future stock repurchases.

Item 5. OTHER INFORMATION

Insider Trading Arrangements

During first quarter 2025, no director or "officer" (as defined in Rule 16a-1(f) of the Exchange Act) of the company adopted, modified or terminated trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or non-Rule 10b5-1 trading arrangements.

Item 6. EXHIBITS

10.1

Form of Weyerhaeuser Company 2022 Long-Term Incentive Plan Performance Share Unit Award Terms and Conditions for Plan Year 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 28, 2025 – Commission File Number 1-4825)

10.2

Form of Weyerhaeuser Company 2022 Long-Term Incentive Plan Restricted Stock Unit Award Terms and Conditions for Plan Year 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 28, 2025 – Commission File Number 1-4825)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYERHAEUSER COMPANY
(Registrant)

Date: April 25, 2025	By:	/s/ Alex G. Whitney
Alex G. Whitney
Vice President and Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)