Form 10-Q
period 2025-06-30
WEYERHAEUSER CO
filed 2025-07-25
CIK 106535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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

As of July 21, 2025, 721,511 thousand shares of the registrant’s common stock ($1.25 par value) were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	JUNE 2025	JUNE 2024	JUNE 2025	JUNE 2024
Net sales (Note 3)	$1,884	$1,939	$3,647	$3,735
Costs of sales	1,559	1,535	2,987	2,976
Gross margin	325	404	660	759
Selling expenses	23	22	46	44
General and administrative expenses	114	116	233	236
Other operating costs (income), net (Note 13)	10	(4)	24	13
Operating income	178	270	357	466
Non-operating pension and other post-employment benefit costs (Note 6)	(19)	(10)	(38)	(21)
Interest income and other	6	13	11	29
Interest expense, net of capitalized interest	(66)	(67)	(132)	(134)
Earnings before income taxes	99	206	198	340
Income taxes (Note 14)	(12)	(33)	(28)	(53)
Net earnings	$87	$173	$170	$287

Earnings per share, basic and diluted (Note 4)	$0.12	$0.24	$0.23	$0.39
Weighted average shares outstanding (in thousands) (Note 4):
Basic	723,682	729,026	724,906	729,534
Diluted	723,927	729,341	725,239	729,950

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2025	JUNE 2024	JUNE 2025	JUNE 2024
Net earnings	$87	$173	$170	$287
Other comprehensive income (loss):
Foreign currency translation adjustments	19	(5)	21	(14)
Changes in unamortized actuarial loss, net of tax expense of $2, $2, $5 and $6	9	7	19	15
Changes in unamortized net prior service credit, net of tax benefit of $0, $0, $0 and $0	1	—	—	—
Unrealized gain on cash flow hedges (Note 9)	4	—	6	—
Total other comprehensive income	33	2	46	1
Total comprehensive income	$120	$175	$216	$288

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PAR VALUE	JUNE 30, 2025	DECEMBER 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$592	$684
Receivables, net	369	306
Receivables for taxes	9	9
Inventories (Note 5)	610	607
Prepaid expenses and other current assets (Note 16)	178	142
Total current assets	1,758	1,748
Property and equipment, less accumulated depreciation of $4,137 and $3,980	2,321	2,329
Construction in progress	316	287
Timber and timberlands at cost, less depletion	11,452	11,551
Minerals and mineral rights, less depletion	184	189
Deferred tax assets	23	24
Other assets	424	408
Total assets	$16,478	$16,536
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt (Note 8)	$900	$210
Accounts payable	283	255
Accrued liabilities (Note 7)	511	512
Total current liabilities	1,694	977
Long-term debt, net (Note 8)	4,268	4,866
Deferred tax liabilities	37	26
Deferred pension and other post-employment benefits (Note 6)	609	596
Other liabilities	346	350
Total liabilities	6,954	6,815
Commitments and contingencies (Note 10)
Equity:
Common shares: $1.25 par value; authorized 1,360 million shares; issued and outstanding: 721,835 thousand shares at June 30, 2025 and 725,845 thousand shares at December 31, 2024	903	908
Other capital	7,401	7,500
Retained earnings	1,576	1,715
Accumulated other comprehensive loss (Note 11)	(356)	(402)
Total equity	9,524	9,721
Total liabilities and equity	$16,478	$16,536

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2025	JUNE 2024
Cash flows from operations:
Net earnings	$170	$287
Noncash charges (credits) to earnings:
Depreciation, depletion and amortization	250	251
Basis of real estate sold	57	70
Pension and other post-employment benefits (Note 6)	47	31
Share-based compensation expense (Note 12)	23	22
Other	4	4
Change in:
Receivables, net	(66)	(57)
Receivables and payables for taxes	(16)	13
Inventories	(13)	(53)
Prepaid expenses and other current assets	17	33
Accounts payable and accrued liabilities	39	(14)
Pension and post-employment benefit contributions and payments	(6)	(9)
Other	(40)	(22)
Net cash from operations	466	556
Cash flows from investing activities:
Capital expenditures for property and equipment	(170)	(139)
Capital expenditures for timberlands reforestation	(30)	(31)
Acquisitions of timberlands (Note 15)	(5)	(53)
Other	(3)	3
Net cash from investing activities	(208)	(220)
Cash flows from financing activities:
Cash dividends on common shares	(304)	(394)
Net proceeds from issuance of long-term debt (Note 8)	299	—
Payments on long-term debt (Note 8)	(210)	—
Repurchases of common shares (Note 4)	(125)	(99)
Other	(10)	(10)
Net cash from financing activities	(350)	(503)
Net change in cash, cash equivalents and restricted cash	(92)	(167)
Cash, cash equivalents and restricted cash at beginning of period	684	1,164
Cash, cash equivalents and restricted cash at end of period	$592	$997
Cash paid during the period for:
Interest, net of amount capitalized of $6 and $5	$132	$126
Income taxes, net of refunds	$40	$38

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	JUNE 2025	JUNE 2024	JUNE 2025	JUNE 2024
Common shares:
Balance at beginning of period	$908	$912	$908	$912
Issued for exercise of stock options and vested units	—	—	1	2
Repurchases of common shares (Note 4)	(5)	(2)	(6)	(4)
Balance at end of period	903	910	903	910
Other capital:
Balance at beginning of period	7,483	7,566	7,500	7,608
Issued for exercise of stock options	—	1	1	3
Repurchases of common shares (Note 4)	(95)	(48)	(119)	(95)
Share-based compensation	12	12	23	22
Other transactions, net	1	(1)	(4)	(8)
Balance at end of period	7,401	7,530	7,401	7,530
Retained earnings:
Balance at beginning of period	1,643	1,870	1,715	2,009
Net earnings	87	173	170	287
Dividends on common shares	(154)	(146)	(309)	(399)
Balance at end of period	1,576	1,897	1,576	1,897
Accumulated other comprehensive loss:
Balance at beginning of period	(389)	(294)	(402)	(293)
Other comprehensive income	33	2	46	1
Balance at end of period (Note 11)	(356)	(292)	(356)	(292)
Total equity:
Balance at end of period	$9,524	$10,045	$9,524	$10,045

Dividends paid per common share	$0.21	$0.20	$0.42	$0.54

See accompanying Notes to Consolidated Financial Statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE QUARTERS AND YEAR-TO-DATE PERIODS ENDED JUNE 30, 2025 AND 2024

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
●
Wood Products – Structural lumber, oriented strand board, engineered wood products and building materials distribution.

A reconciliation of our business segment information to the respective information in the Consolidated Statement of Operations is as follows:

DOLLAR AMOUNTS IN MILLIONS	TIMBERLANDS	REAL ESTATE & ENR	WOOD PRODUCTS	UNALLOCATED ITEMS AND INTERSEGMENT ELIMINATIONS	CONSOLIDATED
QUARTER ENDED JUNE 2025
Net sales to unaffiliated customers	$373	$154	$1,357	$—	$1,884
Intersegment sales	156	—	—	(156)	—
Total	529	154	1,357	(156)	1,884
Costs of sales	416	44	1,243	(144)	1,559
Gross margin	113	110	114	(12)	325
Selling expenses	1	—	22	—	23
General and administrative expenses	24	6	40	44	114
Other segment items(1)	—	(2)	6	19	23
Net contribution (charge) to earnings	$88	$106	$46	$(75)	$165

QUARTER ENDED JUNE 2024
Net sales to unaffiliated customers	$409	$109	$1,421	$—	$1,939
Intersegment sales	146	—	—	(146)	—
Total	555	109	1,421	(146)	1,939
Costs of sales	450	46	1,185	(146)	1,535
Gross margin	105	63	236	—	404
Selling expenses	—	—	22	—	22
General and administrative expenses	25	8	37	46	116
Other segment items(1)	(1)	(4)	(19)	17	(7)
Net contribution (charge) to earnings	$81	$59	$196	$(63)	$273

YEAR-TO-DATE ENDED JUNE 2025
Net sales to unaffiliated customers	$755	$248	$2,644	$—	$3,647
Intersegment sales	308	—	—	(308)	—
Total	1,063	248	2,644	(308)	3,647
Costs of sales	825	76	2,357	(271)	2,987
Gross margin	238	172	287	(37)	660
Selling expenses	1	—	44	1	46
General and administrative expenses	48	13	79	93	233
Other segment items(1)	(1)	(3)	12	43	51
Net contribution (charge) to earnings	$190	$162	$152	$(174)	$330

YEAR-TO-DATE ENDED JUNE 2024
Net sales to unaffiliated customers	$796	$216	$2,723	$—	$3,735
Intersegment sales	280	—	—	(280)	—
Total	1,076	216	2,723	(280)	3,735
Costs of sales	865	87	2,292	(268)	2,976
Gross margin	211	129	431	(12)	759
Selling expenses	—	—	43	1	44
General and administrative expenses	50	14	77	95	236
Other segment items(1)	—	(4)	(13)	22	5
Net contribution (charge) to earnings	$161	$119	$324	$(130)	$474
(1)
Other segment items for each reportable segment includes recurring and non-recurring income and expense items. For our Wood Products segment, this includes product remediation recoveries. For Unallocated Items, this includes non-operating pension and other post-employment benefit costs and interest income and other.

Reconciliation of Net Contribution to Earnings to Net Earnings

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2025	JUNE 2024	JUNE 2025	JUNE 2024
Net contribution to earnings	$165	$273	$330	$474
Interest expense, net of capitalized interest	(66)	(67)	(132)	(134)
Earnings before income taxes	99	206	198	340
Income taxes	(12)	(33)	(28)	(53)
Net earnings	$87	$173	$170	$287

Additional Financial Information

DOLLAR AMOUNTS IN MILLIONS	TIMBERLANDS	REAL ESTATE & ENR	WOOD PRODUCTS	UNALLOCATED ITEMS AND INTERSEGMENT ELIMINATIONS	CONSOLIDATED
QUARTER ENDED JUNE 2025
Depreciation, depletion and amortization	$64	$4	$55	$2	$125
Capital expenditures	$19	$—	$88	$—	$107

QUARTER ENDED JUNE 2024
Depreciation, depletion and amortization	$67	$4	$54	$1	$126
Capital expenditures	$21	$—	$63	$7	$91

YEAR-TO-DATE ENDED JUNE 2025
Depreciation, depletion and amortization	$129	$6	$110	$5	$250
Capital expenditures	$45	$—	$155	$—	$200

YEAR-TO-DATE ENDED JUNE 2024
Depreciation, depletion and amortization	$131	$7	$110	$3	$251
Capital expenditures	$52	$—	$105	$13	$170

Total Assets

DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2025	DECEMBER 31, 2024
Timberlands and Real Estate & ENR(1)	$12,455	$12,545
Wood Products	3,278	3,116
Unallocated items	745	875
Consolidated	$16,478	$16,536
(1)
Assets attributable to the Real Estate & ENR segment are combined with total assets for the Timberlands segment as we do not produce separate balance sheets internally.

NOTE 3: REVENUE RECOGNITION

A reconciliation of revenue recognized by our major products:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2025	JUNE 2024	JUNE 2025	JUNE 2024
Net sales to unaffiliated customers:
Timberlands segment
Delivered logs:
West
Domestic sales	$102	$97	$200	$191
Export grade sales	67	108	138	190
Subtotal West	169	205	338	381
South	154	153	306	304
North	8	9	22	22
Subtotal delivered logs sales	331	367	666	707
Stumpage and pay-as-cut timber	13	13	23	24
Recreational and other lease revenue	19	19	38	38
Other(1)	10	10	28	27
Net sales attributable to Timberlands segment	373	409	755	796
Real Estate & ENR segment
Real estate	123	78	192	161
Energy and natural resources	31	31	56	55
Net sales attributable to Real Estate & ENR segment	154	109	248	216
Wood Products segment
Structural lumber	581	499	1,108	963
Oriented strand board	205	288	433	543
Engineered solid section	169	191	330	368
Engineered I-joists	95	107	183	206
Softwood plywood	41	42	81	83
Medium density fiberboard	36	42	68	81
Complementary building products	155	176	280	317
Other(2)	75	76	161	162
Net sales attributable to Wood Products segment	1,357	1,421	2,644	2,723
Total net sales	$1,884	$1,939	$3,647	$3,735
(1)
Other Timberlands sales include sales of seeds and seedlings from our nursery operations as well as wood chips.
(2)
Other Wood Products sales include wood chips, other byproducts and third-party residual log sales from our Canadian Forestlands operations.

NOTE 4: NET EARNINGS PER SHARE AND SHARE REPURCHASES

Our basic and diluted earnings per share were:

●
$0.12 during second quarter 2025 and $0.23 during year-to-date 2025;
●
$0.24 during second quarter 2024 and $0.39 during year-to-date 2024.

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

	QUARTER ENDED		YEAR-TO-DATE ENDED
SHARES IN THOUSANDS	JUNE 2025	JUNE 2024	JUNE 2025	JUNE 2024
Weighted average common shares outstanding – basic	723,682	729,026	724,906	729,534
Dilutive potential common shares:
Stock options	35	106	54	125
Restricted stock units	43	158	43	140
Performance share units	167	51	236	151
Total effect of outstanding dilutive potential common shares	245	315	333	416
Weighted average common shares outstanding – dilutive	723,927	729,341	725,239	729,950

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

	QUARTER ENDED		YEAR-TO-DATE ENDED
SHARES IN THOUSANDS	JUNE 2025	JUNE 2024	JUNE 2025	JUNE 2024
Stock options	—	607	—	607
Performance share units	815	946	815	946

Share Repurchase Program

During second quarter 2025, we completed the $1 billion purchase authorization under the share repurchase program approved by the board in September 2021 (the 2021 Repurchase Program). On May 8, 2025, we announced the board approved a new share repurchase program (the 2025 Repurchase Program) under which we are authorized to repurchase up to $1 billion of outstanding shares. Concurrently, the board of directors terminated the completed purchase authorization under the 2021 Repurchase Program.

We repurchased 3,888,932 common shares for approximately $100 million (including transaction fees) under the share repurchase programs during second quarter 2025 and 4,733,981 common shares for approximately $125 million (including transaction fees) under the share repurchase programs during year-to-date 2025. As of June 30, 2025, we had remaining authorization of $974 million for future share repurchases under the 2025 Repurchase Program. During year-to-date 2024, we repurchased 3,141,514 common shares for approximately $99 million (including transaction fees) under the 2021 Repurchase Program.

All common stock repurchases under the share repurchase programs were made in open-market transactions. We record share repurchases upon trade date as opposed to the settlement date when cash is disbursed. We record a liability for repurchases that have not yet been settled as of period end. There were no unsettled shares as of June 30, 2025 and 12,436 unsettled shares (less than $1 million) as of December 31, 2024.

NOTE 5: INVENTORIES

Inventories include raw materials, work-in-process and finished goods, as well as materials and supplies.

DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2025	DECEMBER 31, 2024
LIFO inventories:
Logs	$16	$23
Lumber, plywood, oriented strand board and fiberboard	90	82
Other products	13	14
Moving average cost or FIFO inventories:
Logs	35	55
Lumber, plywood, oriented strand board, fiberboard and engineered wood products	139	130
Other products	152	147
Materials and supplies	165	156
Total	$610	$607

LIFO – the last-in, first-out method – applies to major inventory products held at our U.S. locations. The moving average cost method or FIFO – the first-in, first-out method – applies to the balance of our U.S. raw material and product inventories, all material and supply inventories and all foreign inventories.

NOTE 6: PENSION AND OTHER POST-EMPLOYMENT BENEFIT PLANS

The components of net periodic benefit cost are:

	PENSION
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2025	JUNE 2024	JUNE 2025	JUNE 2024
Service cost	$5	$5	$9	$10
Interest cost	30	29	60	58
Expected return on plan assets	(26)	(30)	(52)	(61)
Amortization of actuarial loss	14	9	28	20
Amortization of prior service cost	1	1	1	1
Total net periodic benefit cost – pension	$24	$14	$46	$28

	OTHER POST-EMPLOYMENT BENEFITS
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2025	JUNE 2024	JUNE 2025	JUNE 2024
Interest cost	$1	$1	$2	$2
Amortization of actuarial loss	—	—	—	1
Amortization of prior service credit	(1)	—	(1)	—
Total net periodic benefit cost – other post-employment benefits	$—	$1	$1	$3

For the periods presented, service cost is included in “Costs of sales,” “Selling expenses,” and “General and administrative expenses” with the remaining components included in “Non-operating pension and other post-employment benefit costs” in the Consolidated Statement of Operations.

Fair Value of Pension Plan Assets and Obligations

In our year-end reporting process, we estimate the fair value of pension plan assets based upon the information available at that time. For certain assets, primarily private equity funds, the information available consists of net asset values as of an interim date, cash flows between the interim date and the end of the year and market events. We evaluate the year-end estimated fair value of pension plan assets in the second quarter of each year to incorporate final net asset values reflected in financial statements received after we have filed our Annual Report on Form 10-K. No adjustments to the fair value of assets or projected benefit obligations were necessary during second quarter 2025.

NOTE 7: ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2025	DECEMBER 31, 2024
Compensation and employee benefit costs	$162	$171
Current portion of lease liabilities	23	29
Customer rebates, volume discounts and deferred income	153	129
Interest	54	62
Taxes payable	39	47
Other	80	74
Total	$511	$512

NOTE 8: LONG-TERM DEBT AND LINE OF CREDIT

Long-term Debt

During first quarter 2025, we repaid our $139 million 8.50 percent debentures and our $71 million 7.95 percent debentures at maturity. We also entered into a $300 million senior unsecured term loan that will mature in April 2030. Net proceeds after fees were $299 million. Borrowings will bear interest at a floating rate based on either the adjusted term Secured Overnight Financing Rate (SOFR) plus a spread or a mutually agreed upon base rate plus a spread.

Line of Credit

In June 2025, we amended and restated our senior unsecured revolving credit facility to extend the expiration date to June 2030, while increasing borrowing capacity from $1.5 billion to $1.75 billion. Borrowings will bear interest at a floating rate based on either the adjusted term SOFR plus a spread or a mutually agreed upon base rate plus a spread. We had no outstanding borrowings on our revolving credit facility as of June 30, 2025 or December 31, 2024.

NOTE 9: FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value and carrying value of our long-term debt consisted of the following:

	JUNE 30, 2025		DECEMBER 31, 2024
DOLLAR AMOUNTS IN MILLIONS	CARRYING VALUE	FAIR VALUE (LEVEL 2)	CARRYING VALUE	FAIR VALUE (LEVEL 2)
Long-term debt (including current maturities) and line of credit:
Fixed rate	$4,620	$4,606	$4,827	$4,757
Variable rate	548	550	249	250
Total debt	$5,168	$5,156	$5,076	$5,007

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

Fair Value of Derivative Instruments Designated as Cash Flow Hedges

During first quarter 2025, we entered into forward contracts with the risk management objective of reducing foreign exchange risk associated with the variability in cash flows from the settlement of forecasted foreign currency-denominated purchases of equipment. Our forward contracts provide the right to buy specified quantities of euros during predetermined future periods at predetermined future rates. As of June 30, 2025, all forward contracts with an aggregate notional amount of $40 million were designated as cash flow hedging instruments of hedged forecasted foreign-currency denominated purchases of equipment. No comparable activity was present as of and for the year ended December 31, 2024.

Unrealized gains on forward contracts designated as cash flow hedging instruments of $4 million and $6 million were recognized in “Other comprehensive income” in our Consolidated Statement of Comprehensive Income for the quarter and year-to-date period ended June 30, 2025, respectively. The unrealized gain for the year-to-date period of $6 million was recorded in “Accumulated other comprehensive loss” on our Consolidated Balance Sheet as of June 30, 2025.

As of June 30, 2025, the current and noncurrent fair value of forward contracts designated as cash flow hedging instruments in an asset position of $3 million and $1 million are recorded in "Prepaid expenses and other current assets" and "Other assets" on our Consolidated Balance Sheet, respectively.

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

As of June 30, 2025, our total accrual for future estimated remediation costs on active Superfund sites and other sites for which we are potentially responsible was approximately $80 million. These amounts are recorded in "Accrued liabilities" and "Other liabilities" on our Consolidated Balance Sheet.

NOTE 11: ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in amounts included in our accumulated other comprehensive loss by component are:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2025	JUNE 2024	JUNE 2025	JUNE 2024
Pension(1)
Balance at beginning of period	$(573)	$(506)	$(583)	$(515)
Other comprehensive (loss) income before reclassifications	(3)	—	(3)	1
Amounts reclassified from accumulated other comprehensive loss to earnings(2)	12	8	22	16
Total other comprehensive income	9	8	19	17
Balance at end of period	$(564)	$(498)	$(564)	$(498)
Other post-employment benefits(1)
Balance at beginning of period	$22	$23	$23	$24
Other comprehensive income (loss) before reclassifications	2	(1)	1	(3)
Amounts reclassified from accumulated other comprehensive loss to earnings(2)	(1)	—	(1)	1
Total other comprehensive income (loss)	1	(1)	—	(2)
Balance at end of period	$23	$22	$23	$22
Translation adjustments and other
Balance at beginning of period	$162	$189	$158	$198
Translation adjustments	19	(5)	21	(14)
Unrealized gain on cash flow hedges(1)	4	—	6	—
Total other comprehensive income (loss)	23	(5)	27	(14)
Balance at end of period	185	184	185	184
Accumulated other comprehensive loss, end of period	$(356)	$(292)	$(356)	$(292)
(1)
Amounts presented are net of tax.
(2)
Amounts of actuarial loss and prior service cost are components of net periodic benefit cost. See Note 6: Pension and Other Post-Employment Benefit Plans.

NOTE 12: SHARE-BASED COMPENSATION

Share-based compensation activity during year-to-date 2025 included the following:

SHARES IN THOUSANDS	GRANTED	VESTED
Restricted stock units (RSUs)	1,022	711
Performance share units (PSUs)	479	145

A total of 633 thousand shares of common stock were issued as a result of RSU and PSU vestings, net of tax.

Restricted Stock Units

The weighted average fair value of the RSUs granted in 2025, calculated as an average of the high and low prices on grant date, was $29.77. The vesting provisions for RSUs granted in 2025 were consistent with prior year grants.

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

Weighted Average Assumptions Used in Estimating the Value of Performance Share Units Granted in 2025

PERFORMANCE SHARE UNITS
Performance period	2/14/2025 – 12/31/2027
Valuation date closing stock price	$29.61
Risk-free rate	4.17% – 4.26%
Expected volatility	22.20% – 25.70%

NOTE 13: OTHER OPERATING COSTS (INCOME), NET

Other operating costs (income), net were comprised of the following:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2025	JUNE 2024	JUNE 2025	JUNE 2024
Environmental remediation charges	$3	$4	$7	$6
Foreign exchange (gains) losses, net	(2)	1	(2)	1
Litigation expense, net	3	12	5	18
Product remediation recovery	—	(25)	—	(25)
Research and development expenses	1	3	2	4
Other, net	5	1	12	9
Total other operating costs (income), net	$10	$(4)	$24	$13

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

Tax Legislation

On July 4, 2025, H.R. 1, commonly known as the One Big, Beautiful Bill Act (the OBBBA), was enacted. The OBBBA contains significant changes to corporate taxation, including accelerated deductions for capital spending, expensing of research and development costs and increased deductibility of interest expense. Additionally, effective for taxable years beginning after December 31, 2025, the value of TRS securities that a REIT may hold will increase from 20 percent to 25 percent of the value of the REIT’s total assets. We do not expect a material impact to our financial statements due to the enactment of the OBBBA.

NOTE 15: TIMBERLAND ACQUISITIONS

On May 22, 2025, we announced the acquisition of 117 thousand acres of North Carolina and Virginia timberlands for approximately $375 million. The acquisition is subject to customary closing conditions and is expected to close in third quarter 2025.

On May 30, 2024, we acquired 13 thousand acres of Alabama timberlands for approximately $48 million. As a result of this acquisition, we recorded $47 million of timberland assets in "Timber and timberlands at cost, less depletion" and $1 million of related assets in "Property and equipment, net" on our Consolidated Balance Sheet.

NOTE 16: PRINCETON LUMBER MILL DIVESTITURE

On May 21, 2025, we announced an agreement to sell our Princeton lumber mill for approximately $85 million, which includes the mill assets, all associated timber licenses in British Columbia and the value of working capital, subject to customary purchase price adjustments at closing. The transaction is subject to customary closing conditions, including regulatory review, with the sale of the mill expected to be completed in third quarter 2025, and the timber licenses to follow over the ensuing months.

The sale of our Princeton lumber mill is not considered a strategic shift that has, or will have, a major effect on our operations or financial results, and therefore does not meet the requirements for presentation as discontinued operations. However, the related assets and liabilities have met the relevant criteria to be classified as held for sale on our current period Consolidated Balance Sheet. As of June 30, 2025, assets held for sale of $65 million within our Wood Products segment were included in "Prepaid expenses and other current assets" on our Consolidated Balance Sheet.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This report contains statements concerning our future results and performance that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include, without limitation, statements relating to: our expected future financial and operating performance; our plans, strategies, intentions and expectations; our capital structure and the sufficiency of our liquidity position to meet future cash requirements; our cash dividend framework, including our target percentage return to shareholders of Adjusted Funds Available for Distribution, including expected supplemental cash dividends and/or future share repurchases; future compliance with covenants in our debt agreements; our expectations concerning our contingent liabilities and the sufficiency of related reserves and accruals including, but not limited to, cost estimates of future litigation and environmental remediation; our provision for income taxes; expected capital expenditures; estimated returns on pension plan assets; expected market and general economic conditions, including related influencing factors such as the trajectory of U.S. housing construction activity, repair and remodel activity, inflation trends and interest rates and the potential impacts of U.S. trade policy; our expectations about our future opportunities in emerging carbon credit and carbon capture and storage markets; assumptions used in valuing incentive compensation and related expense; the expected effects of U.S. international trade policy and the occurrence and timing of the closing of an announced timberland acquisition transaction and the occurrence and timing of the closing of an announced wood products manufacturing facility sale transaction.

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

Home sales and building activity has eased in response to elevated mortgage interest rates, reduced affordability and lower consumer confidence. Despite areas in the U.S. South and Southwest seeing an uptick in new offerings, overall housing inventory remains historically low across many markets. On a seasonally adjusted annual basis, as reported by the U.S. Census Bureau, housing starts for second quarter 2025 averaged 1.3 million units, a 5.3 percent decrease from first quarter 2025. Single-family starts averaged 919 thousand units in second quarter 2025, a 9.5 percent decrease from first quarter 2025. Multi-family starts averaged 408 thousand units in second quarter 2025, a 5.9 percent increase from first quarter 2025. Single-family construction is the primary driver for our business as compared to multi-family due to the amount of wood products used. Sales of newly built, single-family homes averaged a seasonally adjusted annual rate of 652 thousand units for second quarter 2025, a 0.5 percent decrease from first quarter 2025. Notwithstanding current macroeconomic uncertainty and potential impacts to housing demand, we expect a favorable U.S. housing construction market over the medium to long-term, supported by strong demographics in the key home buying age cohorts and a decade of under building.

Repair and remodeling expenditures increased by 0.3 percent from first quarter 2025 to second quarter 2025 according to the Census Bureau Advance Retail Spending report. While there continues to be steady demand due to growing home equity and the lock-in effect of lower mortgage rates compared to current rates, many homeowners have been more cautious in discretionary spending on large projects. Slower sales of existing homes has also contributed to more subdued activity. This softness has been reflected in both the do-it-yourself (DIY) and professionally built segments, largely driven by lower consumer confidence, higher interest rates and general uncertainty around the trajectory of the economy. Over the longer term, we expect this sector to return to historical growth trends driven by recent deferrals in repair and remodel spending, higher levels of home equity and an aging U.S. housing stock, with a median age of 45 years.

In U.S. wood product markets, after a steady increase in the first quarter, the Random Lengths Framing Lumber Composite peaked in early April and trended lower through late June. This was driven by cautious buyer sentiment in response to elevated macroeconomic uncertainty and a softer than expected spring building season. OSB prices decreased significantly in the second quarter in response to softening demand from home construction activity and ample supply. In second quarter 2025, the Random Lengths Framing Lumber Composite price averaged $453/MBF and the OSB Composite averaged $304/MSF. Over the course of second quarter 2025, composite prices for lumber decreased from $488/MBF to $422/MBF and composite prices for OSB decreased from $358/MSF to $262/MSF.

In Western log markets, Douglas-fir sawlog prices decreased 0.9 percent in second quarter 2025 compared with first quarter 2025, as reported by Fastmarkets RISI Log Lines based on Weyerhaeuser’s sales mix. Prices in the first quarter had been elevated given seasonally lower log supply and steady takeaway of lumber, but decreased in the second quarter in response to a softening lumber market and elevated log inventories. In the South, delivered sawlog prices decreased 0.4 percent in second quarter 2025 compared to first quarter 2025 and declined 2.5 percent from second quarter 2024, as reported by TimberMart-South. In general, Southern log supply remains ample and mills continue to align production with end-market demand.

Currency exchange rates, available supply from other countries and trade policy affect our export businesses. During second quarter 2025, end-use demand in export markets moderated. In Japan, total housing starts decreased 6.0 percent year-to-date through May compared to the same period in 2024, while the key Post and Beam segment saw a 2.2 percent decrease, in part due to more stringent building permit requirements, effective April 1,

2025. The slowing demand was partially offset by a decrease in lumber imports to Japan from Europe and reduced inventories of European lumber in the Japanese market. In March, Chinese regulators announced a suspension of log imports from the U.S.

Interest rates affect our business primarily through their impact on mortgage rates and housing affordability, their general impact on the economy and their influence on our capital management activities. Actions by the U.S. Federal Reserve, the overall condition of the economy and fluctuations in financial markets are all factors that influence long-term interest rates. 30-year mortgage rates, which are generally correlated with long-term interest rates, increased from 6.7 percent in first quarter 2025 to 6.8 percent in second quarter 2025, according to economic data from Freddie Mac. Many builders have been able to offset higher mortgage rates through discounts, mortgage rate buydowns and modifying product offerings such as home sizes and finishes. Higher rates have also locked-in many existing homeowners from selling, thereby reducing inventories of existing homes for sale which has led to incremental demand for available new homes.

Increased inflation affects the cost of our operations across each of our business segments, including costs for raw materials, transportation, energy and labor. The Consumer Price Index increased at an annual rate of 2.7 percent as of June 2025 compared to 2.4 percent in March 2025. This rate is markedly down from prior periods of elevated inflation, with limited tariff-related pressures largely offset by easing costs in other goods and services. While we can offset some of our costs that are affected by inflation through our sales activities, operational excellence initiatives and procurement practices, not all costs associated with inflation can be fully mitigated or passed on to the customer.

The condition of the labor market affects all of our businesses as it relates to our ability to attract and retain employees and contractors. The unemployment rate decreased slightly from 4.2 percent in first quarter 2025 to 4.1 percent in second quarter 2025.

Governments and businesses across the globe have publicly expressed that climate change is a compelling issue requiring considerable responsive action; many have made significant commitments toward decarbonizing activities and operations and reducing greenhouse gas emissions. Achieving these commitments will require significant efforts, including modifying operations, investing in low-carbon technologies or purchasing credits to reduce environmental impacts. Although political and broader sentiment for climate change mitigation activities and related investments can fluctuate, we expect that over the long-term, climate change will continue to be a significant social concern and priority. With that in mind, we believe we are uniquely positioned to help others achieve climate change mitigation goals through natural climate solutions, including forest carbon, renewable energy and carbon capture and storage activities.

CONSOLIDATED RESULTS

How We Did Second Quarter 2025 and Year-to-Date 2025

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	JUNE 2025	JUNE 2024	2025 VS. 2024	JUNE 2025	JUNE 2024	2025 VS. 2024
Net sales	$1,884	$1,939	$(55)	$3,647	$3,735	$(88)
Costs of sales	$1,559	$1,535	$24	$2,987	$2,976	$11
Operating income	$178	$270	$(92)	$357	$466	$(109)
Net earnings	$87	$173	$(86)	$170	$287	$(117)
Earnings per share, basic and diluted	$0.12	$0.24	$(0.12)	$0.23	$0.39	$(0.16)

Comparing Second Quarter 2025 with Second Quarter 2024

Net sales

Net sales decreased $55 million – 3 percent – primarily due to a $64 million decrease in Wood Products net sales attributable to decreased sales realizations across most product lines, partially offset by increased structural lumber sales, as well as a $36 million decrease in Timberlands net sales to unaffiliated customers attributable to decreased log sales realizations, partially attributable to a lower mix of export sales, and sales volumes in the Western region. These changes were partially offset by a $45 million increase in Real Estate & ENR net sales attributable to an increase in average price per acre sold, partially offset by a decrease in acres sold.

Costs of sales

Costs of sales increased $24 million – 2 percent – primarily due to increased sales volumes for structural lumber and oriented strand board in our Wood Products segment, partially offset by decreased Western sales volumes in our Timberlands segment.

Operating income

Operating income decreased $92 million – 34 percent – primarily due to a $79 million decrease in consolidated gross income (see discussion of components above), as well as a $25 million product remediation recovery recorded in second quarter 2024 (refer to Note 13: Other Operating Costs (Income), Net).

Net earnings

Net earnings decreased $86 million – 50 percent – primarily due to the $92 million decrease in operating income discussed above and a $9 million increase in non-operating pension and other post-employment benefit costs, partially offset by a $21 million decrease in income tax expense.

Comparing Year-to-Date 2025 with Year-to-Date 2024

Net sales

Net sales decreased $88 million – 2 percent – primarily due to a $79 million decrease in Wood Products net sales attributable to decreased sales realizations across most product lines, partially offset by increased structural lumber sales, as well as a $41 million decrease in Timberlands net sales to unaffiliated customers attributable to decreased log sales realizations, partially attributable to a lower mix of export sales, and sales volumes in the Western region. These changes were partially offset by a $32 million increase in Real Estate & ENR net sales attributable to an increase in average price per acre sold, partially offset by a decrease in acres sold.

Costs of sales

Costs of sales increased $11 million – less than 1 percent – primarily due to increased sales volumes for structural lumber and oriented strand board in our Wood Products segment, partially offset by decreased Western sales volumes in our Timberlands segment.

Operating income

Operating income decreased $109 million – 23 percent – primarily due to a $99 million decrease in consolidated gross income (see discussion of components above), as well as a $25 million product remediation recovery recorded in second quarter 2024 (refer to Note 13: Other Operating Costs (Income), Net).

Net earnings

Net earnings decreased $117 million – 41 percent – primarily due to the $109 million decrease in operating income discussed above, as well as an $18 million decrease in interest income and other and a $17 million increase in non-operating pension and other post-employment benefit costs. These changes were partially offset by a $25 million decrease in income tax expense.

TIMBERLANDS

How We Did Second Quarter 2025 and Year-to-Date 2025

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2025	JUNE 2024	2025 VS. 2024	JUNE 2025	JUNE 2024	2025 VS. 2024
Net sales to unaffiliated customers:
Delivered logs:
West	$169	$205	$(36)	$338	$381	$(43)
South	154	153	1	306	304	2
North	8	9	(1)	22	22	—
Subtotal delivered logs sales	331	367	(36)	666	707	(41)
Stumpage and pay-as-cut timber	13	13	—	23	24	(1)
Recreational and other lease revenue	19	19	—	38	38	—
Other(1)	10	10	—	28	27	1
Subtotal net sales to unaffiliated customers	373	409	(36)	755	796	(41)
Intersegment sales	156	146	10	308	280	28
Total sales	$529	$555	$(26)	$1,063	$1,076	$(13)
Costs of sales	$416	$450	$(34)	$825	$865	$(40)
Operating income	$88	$80	$8	$190	$160	$30
Interest income and other	—	1	(1)	—	1	(1)
Net contribution to earnings	$88	$81	$7	$190	$161	$29
(1)
Other Timberlands sales include sales of seeds and seedlings from our nursery operations as well as wood chips.

Comparing Second Quarter 2025 with Second Quarter 2024

Net sales to unaffiliated customers

Net sales to unaffiliated customers decreased $36 million – 9 percent – primarily due to a $36 million decrease in Western log sales attributable to a 14 percent decrease in sales volumes and a 4 percent decrease in sales realizations, partially attributable to a lower mix of export sales.

Intersegment sales

Intersegment sales increased $10 million – 7 percent – primarily due to a 6 percent increase in sales realizations.

Costs of sales

Costs of sales decreased $34 million – 8 percent – primarily due to decreased Western sales volumes.

Net contribution to earnings

Net contribution to earnings increased $7 million – 9 percent – primarily due to the change in the components of gross margin, as discussed above.

Comparing Year-to-Date 2025 with Year-to-Date 2024

Net sales to unaffiliated customers

Net sales to unaffiliated customers decreased $41 million – 5 percent – primarily due to a $43 million decrease in Western log sales attributable to an 8 percent decrease in sales volumes and a 3 percent decrease in sales realizations, partially attributable to a lower mix of export sales.

Intersegment sales

Intersegment sales increased $28 million – 10 percent – primarily due to a 7 percent increase in sales volumes, as well as a 3 percent increase in sales realizations.

Costs of sales

Costs of sales decreased $40 million – 5 percent – primarily due to decreased Western sales volumes.

Net contribution to earnings

Net contribution to earnings increased $29 million – 18 percent – primarily due to the change in the components of gross margin, as discussed above.

Third-Party Log Sales Volumes and Fee Harvest Volumes

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	JUNE 2025	JUNE 2024	2025 VS. 2024	JUNE 2025	JUNE 2024	2025 VS. 2024
Third-party log sales – tons:
West(1)	1,430	1,668	(238)	2,858	3,120	(262)
South	4,074	4,154	(80)	8,180	8,243	(63)
North	105	118	(13)	297	293	4
Total	5,609	5,940	(331)	11,335	11,656	(321)
Fee harvest volumes – tons:
West(1)	2,238	2,355	(117)	4,467	4,569	(102)
South	6,220	6,293	(73)	12,353	12,283	70
North	180	190	(10)	452	429	23
Total	8,638	8,838	(200)	17,272	17,281	(9)
(1)
Western logs are primarily transacted in thousand board feet (MBF) but are converted to ton equivalents for external reporting purposes.

REAL ESTATE, ENERGY AND NATURAL RESOURCES

How We Did Second Quarter 2025 and Year-to-Date 2025

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2025	JUNE 2024	2025 VS. 2024	JUNE 2025	JUNE 2024	2025 VS. 2024
Net sales:
Real estate	$123	$78	$45	$192	$161	$31
Energy and natural resources	31	31	—	56	55	1
Total	$154	$109	$45	$248	$216	$32
Costs of sales	$44	$46	$(2)	$76	$87	$(11)
Operating income and Net contribution to earnings	$106	$59	$47	$162	$119	$43

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

Comparing Second Quarter 2025 with Second Quarter 2024

Net sales

Net sales increased $45 million – 41 percent – primarily due to an increase in average price per acre sold, partially offset by a decrease in acres sold.

Costs of sales

Costs of sales decreased $2 million – 4 percent – primarily due to a decrease in acres sold.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings increased $47 million – 80 percent – primarily due to the change in the components of gross margin, as discussed above.

Comparing Year-to-Date 2025 with Year-to-Date 2024

Net sales

Net sales increased $32 million – 15 percent – primarily due to an increase in average price per acre sold, partially offset by a decrease in acres sold.

Costs of sales

Costs of sales decreased $11 million – 13 percent – primarily due to a decrease in acres sold.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings increased $43 million – 36 percent – primarily due to the change in the components of gross margin, as discussed above.

REAL ESTATE SALES STATISTICS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
	JUNE 2025	JUNE 2024	2025 VS. 2024	JUNE 2025	JUNE 2024	2025 VS. 2024
Acres sold	24,103	37,665	(13,562)	40,757	57,439	(16,682)
Average price per acre	$4,757	$2,062	$2,695	$4,371	$2,601	$1,770

WOOD PRODUCTS

How We Did Second Quarter 2025 and Year-to-Date 2025

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2025	JUNE 2024	2025 VS. 2024	JUNE 2025	JUNE 2024	2025 VS. 2024
Net sales:
Structural lumber	$581	$499	$82	$1,108	$963	$145
Oriented strand board	205	288	(83)	433	543	(110)
Engineered solid section	169	191	(22)	330	368	(38)
Engineered I-joists	95	107	(12)	183	206	(23)
Softwood plywood	41	42	(1)	81	83	(2)
Medium density fiberboard	36	42	(6)	68	81	(13)
Complementary building products	155	176	(21)	280	317	(37)
Other products produced(1)	75	76	(1)	161	162	(1)
Total	$1,357	$1,421	$(64)	$2,644	$2,723	$(79)
Costs of sales	$1,243	$1,185	$58	$2,357	$2,292	$65
Operating income and Net contribution to earnings	$46	$196	$(150)	$152	$324	$(172)
(1)
Other products produced sales include wood chips, other byproducts and third-party residual log sales from our Canadian Forestlands operations.

Comparing Second Quarter 2025 with Second Quarter 2024

Net sales

Net sales decreased $64 million – 5 percent – primarily due to:

●
an $83 million decrease in oriented strand board sales attributable to a 31 percent decrease in sales realizations, partially offset by a 3 percent increase in sales volumes;
●
a $22 million decrease in engineered solid section sales attributable to a 10 percent decrease in sales realizations, as well as a 3 percent decrease in sales volumes;
●
a $21 million decrease in complementary building products sales attributable to decreased sales volumes across most products;
●
a $12 million decrease in engineered I-joist sales attributable to a 9 percent decrease in sales realizations, as well as a 2 percent decrease in sales volumes and
●
a $6 million decrease in medium density fiberboard sales attributable to a 14 percent decrease in sales volumes, partially offset by a 1 percent increase in sales realizations.

These decreases were partially offset by an $82 million increase in structural lumber sales attributable to an 8 percent increase in sales realizations and a 7 percent increase in sales volumes.

Costs of sales

Costs of sales increased $58 million – 5 percent – primarily due to increased sales volumes for structural lumber and oriented strand board.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings decreased $150 million – 77 percent – primarily due to the change in the components of gross margin, as discussed above, as well as a $25 million product remediation recovery recorded in second quarter 2024 (refer to Note 13: Other Operating Costs (Income), Net).

Comparing Year-to-Date 2025 with Year-to-Date 2024

Net sales

Net sales decreased $79 million – 3 percent – primarily due to:

●
a $110 million decrease in oriented strand board sales attributable to a 22 percent decrease in sales realizations, partially offset by a 2 percent increase in sales volumes;
●
a $38 million decrease in engineered solid section sales attributable to an 8 percent decrease in sales realizations, as well as a 3 percent decrease in sales volumes;
●
a $37 million decrease in complementary building products sales attributable to decreased sales volumes across most products;

●
a $23 million decrease in engineered I-joist sales attributable to a 7 percent decrease in sales realizations, as well as a 4 percent decrease in sales volumes and
●
a $13 million decrease in medium density fiberboard sales attributable to a 16 percent decrease in sales volumes.

These decreases were partially offset by a $145 million increase in structural lumber sales attributable to an 8 percent increase in sales realizations and a 6 percent increase in sales volumes.

Costs of sales

Costs of sales increased $65 million – 3 percent – primarily due to increased sales volumes for structural lumber and oriented strand board.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings decreased $172 million – 53 percent – primarily due to the change in the components of gross margin, as discussed above, as well as a $25 million product remediation recovery recorded in second quarter 2024 (refer to Note 13: Other Operating Costs (Income), Net).

Third-Party Sales Volumes

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS(1)	JUNE 2025	JUNE 2024	2025 VS. 2024	JUNE 2025	JUNE 2024	2025 VS. 2024
Structural lumber – board feet	1,277	1,190	87	2,415	2,270	145
Oriented strand board – square feet (3/8”)	731	708	23	1,450	1,418	32
Engineered solid section – cubic feet	5.8	6.0	(0.2)	11.1	11.4	(0.3)
Engineered I-joists – lineal feet	40	41	(1)	75	78	(3)
Softwood plywood – square feet (3/8”)	92	90	2	180	171	9
Medium density fiberboard – square feet (3/4”)	31	36	(5)	58	69	(11)
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

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS	JUNE 2025	JUNE 2024	2025 VS. 2024	JUNE 2025	JUNE 2024	2025 VS. 2024
Structural lumber – board feet:
Production	1,208	1,163	45	2,371	2,248	123
Outside purchase	38	39	(1)	74	72	2
Total	1,246	1,202	44	2,445	2,320	125
Oriented strand board – square feet (3/8”):
Production	737	744	(7)	1,480	1,479	1
Outside purchase	17	18	(1)	35	38	(3)
Total	754	762	(8)	1,515	1,517	(2)
Engineered solid section – cubic feet:
Production	6.0	6.1	(0.1)	11.7	11.8	(0.1)
Outside purchase	2.4	3.5	(1.1)	4.5	6.3	(1.8)
Total	8.4	9.6	(1.2)	16.2	18.1	(1.9)
Engineered I-joists – lineal feet:
Production	40	41	(1)	75	84	(9)
Outside purchase	1	1	—	2	2	—
Total	41	42	(1)	77	86	(9)
Softwood plywood – square feet (3/8”):
Production	82	82	—	162	154	8
Outside purchase	12	8	4	22	17	5
Total	94	90	4	184	171	13
Medium density fiberboard – square feet (3/4"):
Production	37	34	3	59	68	(9)
Total	37	34	3	59	68	(9)

UNALLOCATED ITEMS

Unallocated items are gains or charges not related to, or allocated to, an individual operating segment. They include all or a portion of items such as share-based compensation, pension and post-employment costs, elimination of intersegment profit in inventory and LIFO, foreign exchange transaction gains and losses, interest income and other.

Net Charge to Earnings – Unallocated Items

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2025	JUNE 2024	2025 VS. 2024	JUNE 2025	JUNE 2024	2025 VS. 2024
Unallocated corporate function and variable compensation expense	$(41)	$(37)	$(4)	$(83)	$(75)	$(8)
Liability classified share-based compensation	1	3	(2)	—	2	(2)
Foreign exchange gain (loss)	2	—	2	2	(1)	3
Elimination of intersegment profit in inventory and LIFO	(4)	6	(10)	(22)	—	(22)
Other	(20)	(37)	17	(44)	(63)	19
Operating loss	(62)	(65)	3	(147)	(137)	(10)
Non-operating pension and other post-employment benefit costs	(19)	(10)	(9)	(38)	(21)	(17)
Interest income and other	6	12	(6)	11	28	(17)
Net charge to earnings	$(75)	$(63)	$(12)	$(174)	$(130)	$(44)

Comparing Second Quarter 2025 with Second Quarter 2024

Net charge to earnings increased $12 million – 19 percent – primarily due to a $10 million increase in the charge for elimination of intersegment profit in inventory and LIFO.

Comparing Year-to-Date 2025 with Year-to-Date 2024

Net charge to earnings increased $44 million – 34 percent – primarily due to a $22 million increase in the charge for elimination of intersegment profit in inventory and LIFO and a $17 million decrease in interest income and other, primarily attributable to a decrease in cash and cash equivalents.

INTEREST EXPENSE

Our interest expense, net of capitalized interest, was:

●
$66 million for second quarter 2025 and $132 million year-to-date 2025;
●
$67 million for second quarter 2024 and $134 million year-to-date 2024.

Interest expense decreased by $1 million compared to second quarter 2024 and decreased $2 million compared to year-to-date 2024 primarily due to debt retirements and a debt issuance in first quarter 2025 that decreased our weighted average interest rate.

INCOME TAXES

Our provision for income taxes was:

●
a $12 million expense for second quarter 2025 and $28 million year-to-date 2025;
●
a $33 million expense for second quarter 2024 and $53 million year-to-date 2024.

Our provision for income taxes is primarily driven by earnings generated by our TRSs. Income tax expense decreased by $25 million compared to year-to-date 2024 primarily due to a decrease in our pretax earnings in 2025.

Refer to Note 14: Income Taxes for further information.

LIQUIDITY AND CAPITAL RESOURCES

We are committed to maintaining an appropriate capital structure that provides financial flexibility and enables us to protect the interests of our shareholders and meet our obligations to our lenders, while also maintaining access to all major financial markets. As of June 30, 2025, we had $592 million in cash and cash equivalents and $1.75 billion of availability on our line of credit, which expires in June 2030. We believe we have sufficient liquidity to meet our cash requirements for the foreseeable future.

CASH FROM OPERATIONS

Consolidated net cash from operations was:

●
$466 million for year-to-date 2025 and
●
$556 million for year-to-date 2024.

Net cash from operations decreased $90 million primarily due to decreased cash inflows from our operations.

CASH FROM INVESTING ACTIVITIES

Consolidated net cash from investing activities was:

●
$(208) million for year-to-date 2025 and
●
$(220) million for year-to-date 2024.

Net cash from investing activities increased $12 million primarily due to a $48 million decrease in cash paid for acquisitions of timberlands, partially offset by a $30 million increase in cash paid for capital expenditures.

Summary of Capital Spending by Business Segment

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2025	JUNE 2024
Timberlands	$45	$52
Wood Products	155	105
Unallocated Items	—	13
Total	$200	$170

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

We anticipate our capital expenditures for 2025 to be approximately $400 million, excluding approximately $130 million of investment in our Monticello engineered wood products facility. The amount we spend on capital expenditures could change.

CASH FROM FINANCING ACTIVITIES

Consolidated net cash from financing activities was:

●
$(350) million for year-to-date 2025 and
●
$(503) million for year-to-date 2024.

Net cash from financing activities increased $153 million primarily due to a $299 million increase in net proceeds from issuance of long-term debt, as well as a $90 million decrease in cash paid for dividends. These changes were partially offset by a $210 million increase in payments on long-term debt and a $26 million increase in cash used for repurchases of common stock.

Line of Credit

In June 2025, we amended and restated our senior unsecured revolving credit facility to extend the expiration date to June 2030, while increasing borrowing capacity from $1.5 billion to $1.75 billion. Borrowings will bear interest at a floating rate based on either the adjusted term SOFR plus a spread or a mutually agreed upon base rate plus a spread. We had no outstanding borrowings on our revolving credit facility as of June 30, 2025 or December 31, 2024.

Refer to Note 8: Long-Term Debt and Line of Credit for further information.

Long-Term Debt

During first quarter 2025, we repaid our $139 million 8.50 percent debentures and our $71 million 7.95 percent debentures at maturity. We also entered into a $300 million senior unsecured term loan that will mature in April 2030. Net proceeds after fees were $299 million. Borrowings will bear interest at a floating rate based on either the adjusted term SOFR plus a spread or a mutually agreed upon base rate plus a spread.

Refer to Note 8: Long-Term Debt and Line of Credit for further information.

Debt Covenants

As of June 30, 2025, Weyerhaeuser Company was in compliance with its debt covenants. There have been no significant changes to the debt covenants presented in our 2024 Annual Report on Form 10-K for our long-term debt instruments, and we expect to remain in compliance with our debt covenants for the foreseeable future.

Dividend Payments

We paid cash dividends on common shares of:

●
$304 million for year-to-date 2025 and
●
$394 million for year-to-date 2024.

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

Share Repurchases

During second quarter 2025, we completed the $1 billion purchase authorization under the share repurchase program approved by the board in September 2021 (the 2021 Repurchase Program). On May 8, 2025, we announced the board approved a new share repurchase program (the 2025 Repurchase Program) under which we are authorized to repurchase up to $1 billion of outstanding shares. Concurrently, the board of directors terminated the completed purchase authorization under the 2021 Repurchase Program.

We repurchased 3,888,932 common shares for approximately $100 million (including transaction fees) during second quarter 2025 and 4,733,981 common shares for approximately $125 million (including transaction fees) during year-to-date 2025 under the share repurchase programs. During second quarter 2024, we repurchased 1,669,145 common shares for approximately $50 million (including transaction fees) and 3,141,514 common shares for approximately $99 million (including transaction fees) during year-to-date 2024 under the share repurchase programs. There were no unsettled shares as of June 30, 2025 and 12,436 unsettled shares (less than $1 million) as of December 31, 2024. Refer to Note 4: Net Earnings Per Share and Share Repurchases for further information.

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

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2025	JUNE 2024	2025 VS. 2024	JUNE 2025	JUNE 2024	2025 VS. 2024
Adjusted EBITDA by Segment:
Timberlands	$152	$147	$5	$319	$291	$28
Real Estate & ENR	143	102	41	225	196	29
Wood Products	101	225	(124)	262	409	(147)
	396	474	(78)	806	896	(90)
Unallocated Items	(60)	(64)	4	(142)	(134)	(8)
Adjusted EBITDA	$336	$410	$(74)	$664	$762	$(98)

We reconcile Adjusted EBITDA to net earnings for the consolidated company and to operating income (loss) for the business segments, as those are the most directly comparable U.S. GAAP measures for each.

The table below reconciles Adjusted EBITDA for the quarter ended June 30, 2025:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$87
Interest expense, net of capitalized interest					66
Income taxes					12
Net contribution (charge) to earnings	$88	$106	$46	$(75)	$165
Non-operating pension and other post-employment benefit costs	—	—	—	19	19
Interest income and other	—	—	—	(6)	(6)
Operating income (loss)	88	106	46	(62)	178
Depreciation, depletion and amortization	64	4	55	2	125
Basis of real estate sold	—	33	—	—	33
Adjusted EBITDA	$152	$143	$101	$(60)	$336

The table below reconciles Adjusted EBITDA for the quarter ended June 30, 2024:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$173
Interest expense, net of capitalized interest					67
Income taxes					33
Net contribution (charge) to earnings	$81	$59	$196	$(63)	$273
Non-operating pension and other post-employment benefit costs	—	—	—	10	10
Interest income and other	(1)	—	—	(12)	(13)
Operating income (loss)	80	59	196	(65)	270
Depreciation, depletion and amortization	67	4	54	1	126
Basis of real estate sold	—	39	—	—	39
Special items included in operating income (loss)(1)	—	—	(25)	—	(25)
Adjusted EBITDA	$147	$102	$225	$(64)	$410
(1)
Operating income (loss) for Wood Products includes a pretax special item consisting of a $25 million product remediation recovery.

The table below reconciles Adjusted EBITDA for the year-to-date period ended June 30, 2025:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$170
Interest expense, net of capitalized interest					132
Income taxes					28
Net contribution (charge) to earnings	$190	$162	$152	$(174)	$330
Non-operating pension and other post-employment benefit costs	—	—	—	38	38
Interest income and other	—	—	—	(11)	(11)
Operating income (loss)	190	162	152	(147)	357
Depreciation, depletion and amortization	129	6	110	5	250
Basis of real estate sold	—	57	—	—	57
Adjusted EBITDA	$319	$225	$262	$(142)	$664

The table below reconciles Adjusted EBITDA for the year-to-date period ended June 30, 2024:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$287
Interest expense, net of capitalized interest					134
Income taxes					53
Net contribution (charge) to earnings	$161	$119	$324	$(130)	$474
Non-operating pension and other post-employment benefit costs	—	—	—	21	21
Interest income and other	(1)	—	—	(28)	(29)
Operating income (loss)	160	119	324	(137)	466
Depreciation, depletion and amortization	131	7	110	3	251
Basis of real estate sold	—	70	—	—	70
Special items included in operating income (loss)(1)	—	—	(25)	—	(25)
Adjusted EBITDA	$291	$196	$409	$(134)	$762
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

The table below reconciles Adjusted FAD to net cash from operations:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2025	JUNE 2024	JUNE 2025	JUNE 2024
Net cash from operations	$396	$432	$466	$556
Capital expenditures	(107)	(91)	(200)	(170)
FAD	289	341	266	386
Cash from product remediation recovery	—	(25)	—	(25)
Monticello engineered wood products facility capital expenditures	22	—	38	—
Adjusted FAD	$311	$316	$304	$361
Net cash from investing activities	$(111)	$(143)	$(208)	$(220)
Net cash from financing activities	$(253)	$(195)	$(350)	$(503)

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

Net Earnings Before Special Items

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2025	JUNE 2024	JUNE 2025	JUNE 2024
Net earnings	$87	$173	$170	$287
Product remediation recovery	—	(19)	—	(19)
Net earnings before special items	$87	$154	$170	$268

Net Earnings per Diluted Share Before Special Items

	QUARTER ENDED		YEAR-TO-DATE ENDED
	JUNE 2025	JUNE 2024	JUNE 2025	JUNE 2024
Net earnings per diluted share	$0.12	$0.24	$0.23	$0.39
Product remediation recovery	—	(0.03)	—	(0.02)
Net earnings per diluted share before special items	$0.12	$0.21	$0.23	$0.37

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes during year-to-date 2025 to the critical accounting estimates presented in our 2024 Annual Report on Form 10-K.

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

Summary of Long-Term Debt Obligations as of June 30, 2025

DOLLAR AMOUNTS IN MILLIONS	2025	2026	2027	2028	2029	THEREAFTER	TOTAL(1)	FAIR VALUE
Fixed-rate debt	$—	$1,022	$300	$—	$750	$2,583	$4,655	$4,606
Average interest rate	—%	5.52%	6.95%	—%	4.00%	5.06%	5.11%	N/A
Variable-rate debt(2)	$—	$—	$—	$250	$—	$300	$550	$550
(1)
Excludes $37 million of unamortized discounts and capitalized debt expense.
(2)
As of June 30, 2025, the weighted average interest rate for our variable-rate debt was 6.28 percent, excluding estimated patronage refunds.

Item 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The company’s principal executive officer and principal financial officer have concluded that the company’s disclosure controls and procedures were effective as of June 30, 2025, based on an evaluation of the company’s disclosure controls and procedures as of that date.

CHANGES IN INTERNAL CONTROLS

No changes occurred in the company’s internal control over financial reporting during second quarter 2025 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases of common stock made by the company during second quarter 2025:

COMMON SHARE REPURCHASES DURING SECOND QUARTER 2025	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS
April 1 – April 30	2,671,016	$25.64	2,671,016	$5,183,889
May 1 – May 31	944,400	$25.90	944,400	$980,725,932
June 1 – June 30	273,516	$26.13	273,516	$973,580,318
Total	3,888,932	$25.74	3,888,932

During second quarter 2025, we completed the $1 billion purchase authorization under the share repurchase program approved by the board in September 2021 (the 2021 Repurchase Program). On May 8, 2025, we announced the board approved a new share repurchase program (the 2025 Repurchase Program) under which we are authorized to repurchase up to $1 billion of outstanding shares. Concurrently, the board of directors terminated the completed purchase authorization under the 2021 Repurchase Program.

During second quarter 2025, we repurchased 3,888,932 shares for approximately $100 million (including transaction fees) under the share repurchase programs in open-market transactions. Transaction fees incurred for repurchases are not counted as use of funds authorized for repurchases under the share repurchase programs. As of June 30, 2025, we had remaining authorization of $974 million for future stock repurchases under the 2025 Repurchase Program.

Item 5. OTHER INFORMATION

Insider Trading Arrangements

During second quarter 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the company adopted, modified or terminated a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or a non-Rule 10b5-1 trading arrangement.

Item 6. EXHIBITS

10.1

Amended and Restated Revolving Credit Facility Agreement dated as of June 30, 2025, among Weyerhaeuser Company, as Borrower, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Current report on Form 8-K filed on July 3, 2025 – Commission File Number 1-4825)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYERHAEUSER COMPANY
(Registrant)

Date: July 25, 2025	By:	/s/ Alex G. Whitney
Alex G. Whitney
Vice President and Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)