Form 10-Q
period 2025-09-30
WEYERHAEUSER CO
filed 2025-10-31
CIK 106535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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

As of October 27, 2025, 720,861 thousand shares of the registrant’s common stock ($1.25 par value) were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	SEPTEMBER 2025	SEPTEMBER 2024	SEPTEMBER 2025	SEPTEMBER 2024
Net sales (Note 3)	$1,717	$1,681	$5,364	$5,416
Costs of sales	1,513	1,431	4,500	4,407
Gross margin	204	250	864	1,009
Selling expenses	23	22	69	66
General and administrative expenses	107	122	340	358
Other operating (income) costs, net (Note 13)	(49)	28	(25)	41
Operating income	123	78	480	544
Non-operating pension and other post-employment benefit costs (Note 6)	(19)	(10)	(57)	(31)
Interest income and other	6	14	17	43
Interest expense, net of capitalized interest	(71)	(69)	(203)	(203)
Earnings before income taxes	39	13	237	353
Income taxes (Note 14)	41	15	13	(38)
Net earnings	$80	$28	$250	$315

Earnings per share, basic and diluted (Note 4)	$0.11	$0.04	$0.35	$0.43
Weighted average shares outstanding (in thousands) (Note 4):
Basic	721,598	727,621	723,791	728,892
Diluted	722,012	728,180	724,151	729,355

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2025	SEPTEMBER 2024	SEPTEMBER 2025	SEPTEMBER 2024
Net earnings	$80	$28	$250	$315
Other comprehensive income (loss):
Foreign currency translation adjustments	(8)	6	13	(8)
Changes in unamortized actuarial loss, net of tax expense of $4, $3, $9 and $9	12	6	31	21
Changes in unamortized net prior service credit, net of tax benefit of $0, $0, $0 and $0	(1)	1	(1)	1
Unrealized (loss) gain on cash flow hedges (Note 9)	(2)	—	4	—
Total other comprehensive income	1	13	47	14
Total comprehensive income	$81	$41	$297	$329

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PAR VALUE	SEPTEMBER 30, 2025	DECEMBER 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$401	$684
Receivables, net	353	306
Receivables for taxes	8	9
Inventories (Note 5)	588	607
Assets held for sale (Note 15)	141	—
Prepaid expenses and other current assets	121	142
Total current assets	1,612	1,748
Property and equipment, less accumulated depreciation of $4,108 and $3,980	2,332	2,329
Construction in progress	360	287
Timber and timberlands at cost, less depletion	11,709	11,551
Minerals and mineral rights, less depletion	180	189
Deferred tax assets	62	24
Other assets	413	408
Total assets	$16,668	$16,536
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt (Note 8)	$522	$210
Accounts payable	280	255
Accrued liabilities (Note 7)	512	512
Total current liabilities	1,314	977
Long-term debt, net (Note 8)	4,948	4,866
Deferred tax liabilities	14	26
Deferred pension and other post-employment benefits (Note 6)	613	596
Other liabilities	341	350
Total liabilities	7,230	6,815
Commitments and contingencies (Note 10)
Equity:
Common shares: $1.25 par value; authorized 1,360 million shares; issued and outstanding: 720,861 thousand shares at September 30, 2025 and 725,845 thousand shares at December 31, 2024	902	908
Other capital	7,385	7,500
Retained earnings	1,506	1,715
Accumulated other comprehensive loss (Note 11)	(355)	(402)
Total equity	9,438	9,721
Total liabilities and equity	$16,668	$16,536

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2025	SEPTEMBER 2024
Cash flows from operations:
Net earnings	$250	$315
Noncash charges (credits) to earnings:
Depreciation, depletion and amortization	380	376
Basis of real estate sold	76	93
Deferred income taxes, net	(61)	(9)
Pension and other post-employment benefits (Note 6)	71	46
Share-based compensation expense (Note 12)	32	32
Gain on lumber mill sale (Note 16)	(29)	—
Other	3	6
Change in:
Receivables, net	(37)	(21)
Receivables and payables for taxes	(12)	(3)
Inventories	4	(31)
Prepaid expenses and other current assets	9	20
Accounts payable and accrued liabilities	41	(1)
Pension and post-employment benefit contributions and payments	(13)	(12)
Other	(38)	(21)
Net cash from operations	676	790
Cash flows from investing activities:
Capital expenditures for property and equipment	(288)	(228)
Capital expenditures for timberlands reforestation	(37)	(39)
Acquisitions of timberlands (Note 15)	(466)	(135)
Proceeds from lumber mill sale (Note 16)	61	—
Other	1	21
Net cash from investing activities	(729)	(381)
Cash flows from financing activities:
Cash dividends on common shares	(454)	(539)
Net proceeds from issuance of long-term debt (Note 8)	1,098	—
Payments on long-term debt (Note 8)	(712)	—
Repurchases of common shares (Note 4)	(150)	(126)
Other	(12)	(9)
Net cash from financing activities	(230)	(674)
Net change in cash, cash equivalents and restricted cash	(283)	(265)
Cash, cash equivalents and restricted cash at beginning of period	684	1,164
Cash, cash equivalents and restricted cash at end of period	$401	$899
Cash paid during the period for:
Interest, net of amount capitalized of $8 and $7	$201	$189
Income taxes, net of refunds	$61	$51

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	SEPTEMBER 2025	SEPTEMBER 2024	SEPTEMBER 2025	SEPTEMBER 2024
Common shares:
Balance at beginning of period	$903	$910	$908	$912
Issued for exercise of stock options and vested units	—	—	1	2
Repurchases of common shares (Note 4)	(1)	(1)	(7)	(5)
Balance at end of period	902	909	902	909
Other capital:
Balance at beginning of period	7,401	7,530	7,500	7,608
Issued for exercise of stock options	—	1	1	4
Repurchases of common shares (Note 4)	(24)	(25)	(143)	(120)
Share-based compensation	9	10	32	32
Other transactions, net	(1)	1	(5)	(7)
Balance at end of period	7,385	7,517	7,385	7,517
Retained earnings:
Balance at beginning of period	1,576	1,897	1,715	2,009
Net earnings	80	28	250	315
Dividends on common shares	(150)	(145)	(459)	(544)
Balance at end of period	1,506	1,780	1,506	1,780
Accumulated other comprehensive loss:
Balance at beginning of period	(356)	(292)	(402)	(293)
Other comprehensive income	1	13	47	14
Balance at end of period (Note 11)	(355)	(279)	(355)	(279)
Total equity:
Balance at end of period	$9,438	$9,927	$9,438	$9,927

Dividends paid per common share	$0.21	$0.20	$0.63	$0.74

See accompanying Notes to Consolidated Financial Statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE QUARTERS AND YEAR-TO-DATE PERIODS ENDED SEPTEMBER 30, 2025 AND 2024

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

For derivative instruments that are designated as hedging instruments in a qualifying cash flow hedge, the hedging instrument’s income or loss is reported as a component of other comprehensive income (loss) and recorded in accumulated other comprehensive loss on our Consolidated Balance Sheet. The income or loss is subsequently reclassified into net earnings when the hedged transaction affects net earnings in the same line item as the underlying hedged transaction in our Consolidated Statement of Operations. Where applicable, the initial value of hedged components excluded from the assessment of effectiveness are amortized over the life of the hedging instrument, using a systematic and rational method, and recognized in the same line item as the hedged transaction.

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
●
Wood Products – Structural lumber, oriented strand board, engineered wood products and building materials distribution.

A reconciliation of our business segment information to the respective information in the Consolidated Statement of Operations is as follows:

DOLLAR AMOUNTS IN MILLIONS	TIMBERLANDS	REAL ESTATE & ENR	WOOD PRODUCTS	UNALLOCATED ITEMS AND INTERSEGMENT ELIMINATIONS	CONSOLIDATED
QUARTER ENDED SEPTEMBER 2025
Net sales to unaffiliated customers	$386	$103	$1,228	$—	$1,717
Intersegment sales	150	—	—	(150)	—
Total	536	103	1,228	(150)	1,717
Costs of sales	429	28	1,218	(162)	1,513
Gross margin	107	75	10	12	204
Selling expenses	—	—	23	—	23
General and administrative expenses	25	7	39	36	107
Other segment items(1)	2	(1)	(33)	(4)	(36)
Net contribution (charge) to earnings	$80	$69	$(19)	$(20)	$110

QUARTER ENDED SEPTEMBER 2024
Net sales to unaffiliated customers	$357	$89	$1,235	$—	$1,681
Intersegment sales	136	—	—	(136)	—
Total	493	89	1,235	(136)	1,681
Costs of sales	410	31	1,132	(142)	1,431
Gross margin	83	58	103	6	250
Selling expenses	1	—	21	—	22
General and administrative expenses	24	6	41	51	122
Other segment items(1)	1	1	14	8	24
Net contribution (charge) to earnings	$57	$51	$27	$(53)	$82

YEAR-TO-DATE ENDED SEPTEMBER 2025
Net sales to unaffiliated customers	$1,141	$351	$3,872	$—	$5,364
Intersegment sales	458	—	—	(458)	—
Total	1,599	351	3,872	(458)	5,364
Costs of sales	1,254	104	3,575	(433)	4,500
Gross margin	345	247	297	(25)	864
Selling expenses	1	—	67	1	69
General and administrative expenses	73	20	118	129	340
Other segment items(1)	1	(4)	(21)	39	15
Net contribution (charge) to earnings	$270	$231	$133	$(194)	$440

YEAR-TO-DATE ENDED SEPTEMBER 2024
Net sales to unaffiliated customers	$1,153	$305	$3,958	$—	$5,416
Intersegment sales	416	—	—	(416)	—
Total	1,569	305	3,958	(416)	5,416
Costs of sales	1,275	118	3,424	(410)	4,407
Gross margin	294	187	534	(6)	1,009
Selling expenses	1	—	64	1	66
General and administrative expenses	74	20	118	146	358
Other segment items(1)	1	(3)	1	30	29
Net contribution (charge) to earnings	$218	$170	$351	$(183)	$556
(1)
Other segment items for each reportable segment includes recurring and non-recurring income and expense items. For our Wood Products segment, this includes an impairment charge related to the indefinite curtailment of our New Bern lumber mill for the quarter and year-to-date period ended September 30, 2024, product remediation recoveries for the year-to-date period ended September 30, 2024, and a gain on the sale of our Princeton lumber mill for the quarter and year-to-date period ended September 30, 2025. For Unallocated Items, this includes non-operating pension and other post-employment benefit costs, interest income and other and insurance recoveries for all periods presented. Refer to Note 13: Other Operating (Income) Costs, Net for additional information.

Reconciliation of Net Contribution to Earnings to Net Earnings

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2025	SEPTEMBER 2024	SEPTEMBER 2025	SEPTEMBER 2024
Net contribution to earnings	$110	$82	$440	$556
Interest expense, net of capitalized interest	(71)	(69)	(203)	(203)
Earnings before income taxes	39	13	237	353
Income taxes	41	15	13	(38)
Net earnings	$80	$28	$250	$315

Additional Financial Information

DOLLAR AMOUNTS IN MILLIONS	TIMBERLANDS	REAL ESTATE & ENR	WOOD PRODUCTS	UNALLOCATED ITEMS AND INTERSEGMENT ELIMINATIONS	CONSOLIDATED
QUARTER ENDED SEPTEMBER 2025
Depreciation, depletion and amortization	$68	$3	$56	$3	$130
Capital expenditures	$37	$—	$88	$—	$125

QUARTER ENDED SEPTEMBER 2024
Depreciation, depletion and amortization	$65	$3	$54	$3	$125
Capital expenditures	$22	$—	$72	$3	$97

YEAR-TO-DATE ENDED SEPTEMBER 2025
Depreciation, depletion and amortization	$197	$9	$166	$8	$380
Capital expenditures	$82	$—	$243	$—	$325

YEAR-TO-DATE ENDED SEPTEMBER 2024
Depreciation, depletion and amortization	$196	$10	$164	$6	$376
Capital expenditures	$74	$—	$177	$16	$267

Total Assets

DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2025	DECEMBER 31, 2024
Timberlands and Real Estate & ENR(1)	$12,857	$12,545
Wood Products	3,200	3,116
Unallocated items	611	875
Consolidated	$16,668	$16,536
(1)
Assets attributable to the Real Estate & ENR segment are combined with total assets for the Timberlands segment as we do not produce separate balance sheets internally.

NOTE 3: REVENUE RECOGNITION

A reconciliation of revenue recognized by our major products:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2025	SEPTEMBER 2024	SEPTEMBER 2025	SEPTEMBER 2024
Net sales to unaffiliated customers:
Timberlands segment
Delivered logs:
West
Domestic sales	$100	$78	$300	$269
Export grade sales	69	80	207	270
Subtotal West	169	158	507	539
South	154	149	460	453
North	13	11	35	33
Subtotal delivered logs sales	336	318	1,002	1,025
Stumpage and pay-as-cut timber	22	14	45	38
Recreational and other lease revenue	21	19	59	57
Other(1)	7	6	35	33
Net sales attributable to Timberlands segment	386	357	1,141	1,153
Real Estate & ENR segment
Real estate	65	59	257	220
Energy and natural resources	38	30	94	85
Net sales attributable to Real Estate & ENR segment	103	89	351	305
Wood Products segment
Structural lumber	509	451	1,617	1,414
Oriented strand board	167	206	600	749
Engineered solid section	162	175	492	543
Engineered I-joists	85	95	268	301
Softwood plywood	38	38	119	121
Medium density fiberboard	39	42	107	123
Complementary building products	149	158	429	475
Other(2)	79	70	240	232
Net sales attributable to Wood Products segment	1,228	1,235	3,872	3,958
Total net sales	$1,717	$1,681	$5,364	$5,416
(1)
Other Timberlands sales include sales of seeds and seedlings from our nursery operations as well as wood chips.
(2)
Other Wood Products sales include wood chips, other byproducts and third-party residual log sales from our Canadian Forestlands operations.

NOTE 4: NET EARNINGS PER SHARE AND SHARE REPURCHASES

Our basic and diluted earnings per share were:

●
$0.11 during third quarter 2025 and $0.35 during year-to-date 2025;
●
$0.04 during third quarter 2024 and $0.43 during year-to-date 2024.

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

	QUARTER ENDED		YEAR-TO-DATE ENDED
SHARES IN THOUSANDS	SEPTEMBER 2025	SEPTEMBER 2024	SEPTEMBER 2025	SEPTEMBER 2024
Weighted average common shares outstanding – basic	721,598	727,621	723,791	728,892
Dilutive potential common shares:
Stock options	28	95	46	115
Restricted stock units	231	329	105	203
Performance share units	155	135	209	145
Total effect of outstanding dilutive potential common shares	414	559	360	463
Weighted average common shares outstanding – dilutive	722,012	728,180	724,151	729,355

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

	QUARTER ENDED		YEAR-TO-DATE ENDED
SHARES IN THOUSANDS	SEPTEMBER 2025	SEPTEMBER 2024	SEPTEMBER 2025	SEPTEMBER 2024
Stock options	—	607	—	607
Performance share units	1,028	892	1,028	892

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

We repurchased 980,114 common shares for approximately $25 million (including transaction fees) under the 2025 Repurchase Program during third quarter 2025 and 5,714,095 common shares for approximately $150 million (including transaction fees) under the share repurchase programs during year-to-date 2025. As of September 30, 2025, we had remaining authorization of $948 million for future share repurchases under the 2025 Repurchase Program. During third quarter 2024, we repurchased 820,706 common shares for approximately $26 million (including transaction fees) and 3,962,220 common shares for approximately $125 million (including transaction fees) during year-to-date 2024 under the 2021 Repurchase Program.

All common stock repurchases under the share repurchase programs were made in open-market transactions. We record share repurchases upon trade date as opposed to the settlement date when cash is disbursed. We record a liability for repurchases that have not yet been settled as of period end. There were no unsettled shares as of September 30, 2025 and 12,436 unsettled shares (less than $1 million) as of December 31, 2024.

NOTE 5: INVENTORIES

Inventories include raw materials, work-in-process and finished goods, as well as materials and supplies.

DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2025	DECEMBER 31, 2024
LIFO inventories:
Logs	$23	$23
Lumber, plywood, oriented strand board and fiberboard	81	82
Other products	10	14
Moving average cost or FIFO inventories:
Logs	29	55
Lumber, plywood, oriented strand board, fiberboard and engineered wood products	120	130
Other products	160	147
Materials and supplies	165	156
Total	$588	$607

LIFO – the last-in, first-out method – applies to major inventory products held at our U.S. locations. The moving average cost method or FIFO – the first-in, first-out method – applies to the balance of our U.S. raw material and product inventories, all material and supply inventories and all foreign inventories.

NOTE 6: PENSION AND OTHER POST-EMPLOYMENT BENEFIT PLANS

The components of net periodic benefit cost are:

	PENSION
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2025	SEPTEMBER 2024	SEPTEMBER 2025	SEPTEMBER 2024
Service cost	$5	$5	$14	$15
Interest cost	30	29	90	87
Expected return on plan assets	(26)	(31)	(78)	(92)
Amortization of actuarial loss	14	12	42	32
Amortization of prior service cost	—	—	1	1
Total net periodic benefit cost – pension	$23	$15	$69	$43

	OTHER POST-EMPLOYMENT BENEFITS
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2025	SEPTEMBER 2024	SEPTEMBER 2025	SEPTEMBER 2024
Interest cost	$1	$1	$3	$3
Amortization of actuarial loss	—	—	—	1
Amortization of prior service credit	—	(1)	(1)	(1)
Total net periodic benefit cost – other post-employment benefits	$1	$—	$2	$3

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

NOTE 7: ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2025	DECEMBER 31, 2024
Compensation and employee benefit costs	$182	$171
Current portion of lease liabilities	24	29
Customer rebates, volume discounts and deferred income	134	129
Interest	54	62
Taxes payable	52	47
Other	66	74
Total	$512	$512

NOTE 8: LONG-TERM DEBT AND LINE OF CREDIT

Long-term Debt

During third quarter 2025, we entered into an $800 million senior unsecured term loan agreement that will mature in August 2028. Net proceeds after fees were $799 million. Borrowings will bear interest at a floating rate based on either the adjusted term Secured Overnight Financing Rate (SOFR) plus a spread or a mutually agreed-upon base rate plus a spread. Additionally, we utilized approximately $500 million of the net proceeds of the term loan to partially redeem our $750 million 4.75 percent senior unsecured notes due in May 2026.

During first quarter 2025, we repaid our $139 million 8.50 percent debentures and our $71 million 7.95 percent debentures at maturity. We also entered into a $300 million senior unsecured term loan that will mature in April 2030. Net proceeds after fees were $299 million. Borrowings will bear interest at a floating rate based on either the adjusted term SOFR plus a spread or a mutually agreed-upon base rate plus a spread.

Line of Credit

In June 2025, we amended and restated our senior unsecured revolving credit facility to extend the expiration date to June 2030, while increasing borrowing capacity from $1.5 billion to $1.75 billion. Borrowings will bear interest at a floating rate based on either the adjusted term SOFR plus a spread or a mutually agreed-upon base rate plus a spread. We had no outstanding borrowings on our revolving credit facility as of September 30, 2025 or December 31, 2024.

NOTE 9: FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value and carrying value of our long-term debt consisted of the following:

	SEPTEMBER 30, 2025		DECEMBER 31, 2024
DOLLAR AMOUNTS IN MILLIONS	CARRYING VALUE	FAIR VALUE (LEVEL 2)	CARRYING VALUE	FAIR VALUE (LEVEL 2)
Long-term debt (including current maturities) and line of credit:
Fixed rate	$4,123	$4,151	$4,827	$4,757
Variable rate	1,347	1,350	249	250
Total debt	$5,470	$5,501	$5,076	$5,007

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

Interest Rate Swap Hedging Relationship

During third quarter 2025, we entered into interest rate swaps with the risk management objective of managing exposure to interest rate volatility by converting variable rate debt obligations associated with our new $800 million term loan into fixed rate payments. The interest rate swaps provide the right to make fixed rate payments to the counterparty in exchange for variable, SOFR-based payments on a monthly settlement schedule. As of September 30, 2025, our interest rate swap agreements with an aggregate notional amount of $800 million were designated as cash flow hedging instruments of variable, SOFR-based interest payments on our $800 million term loan. No comparable activity was present as of and for the year ended December 31, 2024.

An unrealized loss on interest rate swaps designated as cash flow hedging instruments of $2 million was recognized in "Other comprehensive income" in our Consolidated Statement of Comprehensive Income for the quarter and year-to-date period ended September 30, 2025. The unrealized loss for the year-to-date period of $2 million was recorded in "Accumulated other comprehensive loss" on our Consolidated Balance Sheet as of September 30, 2025.

As of September 30, 2025, the current and noncurrent fair value of interest rate swaps designated as cash flow hedging instruments in a liability position of less than $1 million and $2 million are recorded in "Accrued Liabilities" and "Other Liabilities" on our Consolidated Balance Sheet, respectively.

Foreign Currency Hedging Relationship

During first quarter 2025, we entered into forward contracts with the risk management objective of reducing foreign exchange risk associated with the variability in cash flows from the settlement of forecasted foreign currency-denominated purchases of equipment. Our forward contracts provide the right to buy specified quantities of euros during predetermined future periods at predetermined future rates. As of September 30, 2025, all forward contracts with an aggregate notional amount of $36 million were designated as cash flow hedging instruments of hedged forecasted foreign-currency denominated purchases of equipment. No comparable activity was present as of and for the year ended December 31, 2024.

An unrealized loss on forward contracts designated as cash flow hedging instruments of less than $1 million and an unrealized gain of $6 million were recognized in “Other comprehensive income” in our Consolidated Statement of Comprehensive Income for the quarter and year-to-date period ended September 30, 2025, respectively. The unrealized gain for the year-to-date period of $6 million was recorded in “Accumulated other comprehensive loss” on our Consolidated Balance Sheet as of September 30, 2025.

As of September 30, 2025, the current and noncurrent fair value of forward contracts designated as cash flow hedging instruments in an asset position of $2 million and $1 million are recorded in "Prepaid expenses and other current assets" and "Other assets" on our Consolidated Balance Sheet, respectively.

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

As of September 30, 2025, our total accrual for future estimated remediation costs on active Superfund sites and other sites for which we are potentially responsible was approximately $78 million. These amounts are recorded in "Accrued liabilities" and "Other liabilities" on our Consolidated Balance Sheet.

NOTE 11: ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in amounts included in our accumulated other comprehensive loss by component are:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2025	SEPTEMBER 2024	SEPTEMBER 2025	SEPTEMBER 2024
Pension(1)
Balance at beginning of period	$(564)	$(498)	$(583)	$(515)
Other comprehensive loss before reclassifications	—	(1)	(3)	—
Amounts reclassified from accumulated other comprehensive loss to earnings(2)	12	9	34	25
Total other comprehensive income	12	8	31	25
Balance at end of period	$(552)	$(490)	$(552)	$(490)
Other post-employment benefits(1)
Balance at beginning of period	$23	$22	$23	$24
Other comprehensive loss before reclassifications	(1)	—	—	(3)
Amounts reclassified from accumulated other comprehensive loss to earnings(2)	—	(1)	(1)	—
Total other comprehensive loss	(1)	(1)	(1)	(3)
Balance at end of period	$22	$21	$22	$21
Translation adjustments and other
Balance at beginning of period	$185	$184	$158	$198
Translation adjustments	(8)	6	13	(8)
Unrealized (loss) gain on cash flow hedges(1)	(2)	—	4	—
Total other comprehensive (loss) income	(10)	6	17	(8)
Balance at end of period	175	190	175	190
Accumulated other comprehensive loss, end of period	$(355)	$(279)	$(355)	$(279)
(1)
Amounts presented are net of tax.
(2)
Amounts of actuarial loss and prior service cost are components of net periodic benefit cost. See Note 6: Pension and Other Post-Employment Benefit Plans.

NOTE 12: SHARE-BASED COMPENSATION

Share-based compensation activity during year-to-date 2025 included the following:

SHARES IN THOUSANDS	GRANTED	VESTED
Restricted stock units (RSUs)	1,022	715
Performance share units (PSUs)	479	145

A total of 635 thousand shares of common stock were issued as a result of RSU and PSU vestings, net of tax.

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

Weighted Average Assumptions Used in Estimating the Value of Performance Share Units Granted in 2025

PERFORMANCE SHARE UNITS
Performance period	2/14/2025 – 12/31/2027
Valuation date closing stock price	$29.61
Risk-free rate	4.17% – 4.26%
Expected volatility	22.20% – 25.70%

NOTE 13: OTHER OPERATING (INCOME) COSTS, NET

Other operating (income) costs, net were comprised of the following:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2025	SEPTEMBER 2024	SEPTEMBER 2025	SEPTEMBER 2024
Environmental remediation charges	$1	$2	$8	$8
Gain on lumber mill sale	(29)	—	(29)	—
Insurance recoveries	(34)	(1)	(39)	(4)
Litigation expense, net	8	13	18	34
Product remediation recovery	—	—	—	(25)
Research and development expenses	2	1	4	5
Restructuring, impairments and other charges	—	10	—	10
Other, net	3	3	13	13
Total other operating (income) costs, net	$(49)	$28	$(25)	$41

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

NOTE 15: TIMBERLAND ACQUISITIONS AND DIVESTITURES

Divestitures

On October 30, 2025, we announced an agreement to sell 86 thousand acres of Georgia and Alabama timberlands for approximately $220 million. The sale is subject to customary closing conditions and is expected to close in fourth quarter 2025. This sale is not considered a strategic shift that had, or will have, a major effect on our operations or financial results and therefore does not meet the requirements for presentation as discontinued operations. However, the related assets have met the relevant criteria to be classified as held for sale on our current period Consolidated Balance Sheet. As of September 30, 2025, assets held for sale of $101 million within our Timberlands segment were included in "Assets held for sale" on our Consolidated Balance Sheet.

On October 1, 2025, we completed the sale of 28 thousand acres of Oregon timberlands for approximately $190 million. This sale is not considered a strategic shift that had, or will have, a major effect on our operations or financial results and therefore does not meet the requirements for presentation as discontinued operations. However, the related assets have met the relevant criteria to be classified as held for sale on our current period Consolidated Balance Sheet. As of September 30, 2025, assets held for sale of $40 million within our Timberlands segment were included in "Assets held for sale" on our Consolidated Balance Sheet.

Acquisitions

On August 27, 2025, we completed the purchase of 117 thousand acres of North Carolina and Virginia timberlands for $364 million. We recorded $361 million of timberland assets in "Timber and timberlands at cost, less depletion" and $3 million of related assets in "Property and equipment, net" on our Consolidated Balance Sheet.

On August 13, 2025, we completed the purchase of approximately 10 thousand acres of Washington timberlands for $95 million. We recorded $94 million of timberland assets in "Timber and timberlands at cost, less depletion" and $1 million of related assets in "Property and equipment, net" on our Consolidated Balance Sheet.

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

NOTE 16: PRINCETON LUMBER MILL DIVESTITURE

On September 2, 2025, we completed the sale of our Princeton lumber mill for approximately $85 million. The total purchase price is inclusive of mill assets, the associated timber licenses in British Columbia and the value of working capital as of the closing date. Pursuant to the transaction closing, a gain on the sale of $29 million was recognized within our Wood Products segment in "Other operating (income) costs, net" in our Consolidated Statement of Operations. The transfer of all associated timber licenses in British Columbia remains subject to regulatory approval as of third quarter 2025, which we expect will follow in the ensuing months. A portion of the total purchase price is held in escrow as of the date of the sale and will be released in conjunction with the transfer of the associated timber licenses. We recorded this portion within "Receivables, net" and "Other assets, net" on our Consolidated Balance Sheet.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This report contains statements concerning our future results and performance that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include, without limitation, statements relating to: our expected future financial and operating performance; our plans, strategies, intentions and expectations; our capital structure and the sufficiency of our liquidity position to meet future cash requirements; our cash dividend framework, including our target percentage return to shareholders of Adjusted Funds Available for Distribution, including expected supplemental cash dividends and/or future share repurchases; future compliance with covenants in our debt agreements; our expectations concerning our contingent liabilities and the sufficiency of related reserves and accruals including, but not limited to, cost estimates of future litigation and environmental remediation; our provision for income taxes; expected capital expenditures; the expected cost and timing of the completion of a new wood products manufacturing facility; estimated returns on pension plan assets; expected market and general economic conditions, including related influencing factors such as the trajectory of U.S. housing construction activity, repair and remodel activity, inflation trends and interest rates and the potential impacts of U.S. trade policy; our expectations about our future opportunities in emerging carbon credit and carbon capture and storage markets; assumptions used in valuing incentive compensation and related expense and the occurrence and timing of the closing of an announced timberland divestiture transaction.

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

Ongoing U.S. trade policy changes have resulted in continued macroeconomic uncertainty and increased cautiousness by consumers. These policies, along with potential countermeasures by other countries, and the effects of certain executive orders and trade investigations relating to our businesses, have the potential to affect supply and demand trends, import and export dynamics, and pricing for our products. Trade and tariff policies are generally separate from the annual establishment and collection of anti-dumping and countervailing duties (AD/CVD) placed on certain products and countries, such as for Canadian softwood lumber.

The discussion below includes a number of publicly available data points, many of which are obtained from U.S. federal government institutions. Due to the ongoing federal government shutdown, availability of these data points is limited to August 2025. All other data points are updated through third quarter 2025.

Home sales and building activity continues to moderate in response to elevated mortgage interest rates, reduced affordability and lower consumer confidence. While overall housing inventory remains historically low across many markets, there has been some increase in unsold new and existing single-family units. On a seasonally adjusted annual basis, as reported by the U.S. Census Bureau, housing starts as of the end of August 2025 averaged 1.4 million units, a 1.0 percent increase from second quarter 2025. Single-family starts averaged 924 thousand units as of the end of August 2025, a 1.8 percent decrease from second quarter 2025. Multi-family starts averaged 445 thousand units as of the end of August 2025, a 7.5 percent increase from second quarter 2025. Single-family construction is the primary driver for our business as compared to multi-family due to the amount of wood products used. Sales of newly built single-family homes averaged a seasonally adjusted annual rate of 732 thousand units through August 2025, a 9.3 percent increase from second quarter 2025, driven by builder incentives and moderate relief in mortgage rates. Notwithstanding current macroeconomic uncertainty and potential impacts to housing demand, we expect a favorable U.S. housing construction market over the medium to long-term, supported by strong demographics in the key home buying age cohorts and a decade of under building.

Repair and remodeling expenditures decreased 0.9 percent from second quarter 2025 to the end of August 2025, according to the Census Bureau Advance Retail Spending report. While there continues to be steady demand due to growing home equity and the lock-in effect of lower mortgage rates compared to current rates, many homeowners have been more cautious in discretionary spending on large projects. Recent softness has been reflected in both the do-it-yourself (DIY) and professionally built segments, largely driven by lower consumer confidence, higher interest rates and general uncertainty around the trajectory of the economy. Slower sales of existing homes have also contributed to more subdued activity. Over the longer term, we expect this sector to return to historical growth trends driven by recent deferrals in repair and remodel spending, higher levels of home equity and an aging U.S. housing stock, with a median age of 45 years.

In U.S. wood product markets, softer end use demand and steady supply have led to significant price weakness in commodity products. In third quarter 2025, the Random Lengths Framing Lumber Composite price averaged $411/MBF and the OSB Composite averaged $245/MSF. Over the course of third quarter 2025, composite prices for lumber decreased from $422/MBF to $367/MBF and composite prices for OSB decreased from $262/MSF to $237/MSF, both near multi-decade lows on an inflation-adjusted basis. The Framing Lumber Composite began third quarter 2025 on a slight upward trajectory, largely supported by improving Canadian spruce-pine-fir (SPF) pricing and broader concerns around increases in AD/CVD on softwood lumber from Canada, which moved significantly higher in August. As the quarter progressed, demand softened seasonally, and buyer sentiment turned more cautious. In addition, the persistent supply-demand imbalance in the U.S. worsened in response to elevated shipments of Canadian supply ahead of the increasing duties. Collectively, these dynamics drove composite pricing significantly lower through the balance of the quarter. In October 2025, a 10 percent tariff on U.S. imports of softwood lumber went into effect, which was the result of a Section 232 investigation by the U.S. Department of Commerce. For OSB, soft product pricing in third quarter 2025 was largely driven by lower demand from new home construction activity. In September, Weyerhaeuser made a slight reduction to its lumber production levels due to challenging market conditions. The company has maintained a similar operating posture at the outset of the fourth quarter and will continue to assess its operating rates in light of current market conditions on a go-forward basis.

In Western log markets, Douglas-fir sawlog prices decreased 9.1 percent in third quarter 2025 compared with second quarter 2025, as reported by Fastmarkets RISI Log Lines based on Weyerhaeuser’s sales mix. Log prices in the domestic market faced downward pressure as supply remained ample, and mills continued to carry elevated log inventories while navigating a challenging lumber market. In the South, delivered sawlog prices increased 0.6 percent in third quarter 2025 compared to second quarter 2025 and declined 3.0 percent from third quarter 2024, as reported by TimberMart-South. Delivered pine pulpwood prices decreased 0.4 percent in third quarter 2025 compared to second quarter 2025 and declined 1.9 percent from third quarter 2024 as reported by TimberMart-South. In general, Southern log supply remains ample and wood product and fiber mills continue to align production with end-market demand. Pulpwood prices have been more challenged in several localized regions following recent mill closures.

Currency exchange rates, available supply from other countries and trade policy affect our export businesses. In Japan, total housing starts decreased 8.2 percent year-to-date through August compared to the same period in 2024, while the key Post and Beam segment saw a 5.0 percent decrease, in part due to more stringent building permit requirements which went into effect on April 1, 2025. The slowing demand has been partially offset by a decrease in lumber imports to Japan from Europe and reduced inventories of European lumber in the Japanese market. In March 2025, Chinese regulators announced a suspension of log imports from the U.S, which continued through the third quarter.

Interest rates affect our business primarily through their impact on mortgage rates and housing affordability, their general impact on the economy and their influence on our capital management activities. Actions by the U.S. Federal Reserve, the overall condition of the economy and fluctuations in financial markets are all factors that influence long-term interest rates. 30-year mortgage rates, which are generally correlated with long-term interest rates, decreased from 6.8 percent in second quarter 2025 to 6.3 percent in third quarter 2025, according to economic data from Freddie Mac. Many builders have been able to offset higher mortgage rates through discounts, mortgage rate buydowns and modifying product offerings such as home sizes and finishes. Higher rates have also locked in many existing homeowners from selling, thereby reducing inventories of existing homes for sale which has led to incremental demand for available new homes.

Increased inflation affects the cost of our operations across each of our business segments, including costs for raw materials, transportation, energy and labor. The Consumer Price Index increased at an annual rate of 3.0 percent as of September 2025 compared to 2.7 percent in June 2025. This rate is markedly down from prior periods of elevated inflation. While we can offset some of our costs that are affected by inflation through our sales activities, operational excellence initiatives and procurement practices, not all costs associated with inflation can be fully mitigated or passed on to the customer.

The condition of the labor market affects all of our businesses as it relates to our ability to attract and retain employees and contractors. The unemployment rate increased slightly from 4.1 percent in second quarter 2025 to 4.3 percent as of the end of August 2025.

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

CONSOLIDATED RESULTS

How We Did Third Quarter 2025 and Year-to-Date 2025

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	SEPTEMBER 2025	SEPTEMBER 2024	2025 VS. 2024	SEPTEMBER 2025	SEPTEMBER 2024	2025 VS. 2024
Net sales	$1,717	$1,681	$36	$5,364	$5,416	$(52)
Costs of sales	$1,513	$1,431	$82	$4,500	$4,407	$93
Operating income	$123	$78	$45	$480	$544	$(64)
Net earnings	$80	$28	$52	$250	$315	$(65)
Earnings per share, basic and diluted	$0.11	$0.04	$0.07	$0.35	$0.43	$(0.08)

Comparing Third Quarter 2025 with Third Quarter 2024

Net sales

Net sales increased $36 million – 2 percent – primarily due to a $29 million increase in Timberlands net sales to unaffiliated customers attributable to increased log sales volumes and increased stumpage and pay-as-cut timber sales realizations and sales volumes, as well as a $14 million increase in Real Estate & ENR net sales attributable to an increase in average price per acre sold and an increase in right of way easements and royalty income. These increases were partially offset by a $7 million decrease in Wood Products net sales attributable to decreased sales realizations across most product lines.

Costs of sales

Costs of sales increased $82 million – 6 percent – primarily due to increased sales volumes for structural lumber and oriented strand board in our Wood Products segment, as well as increased log sales volumes and increased stumpage and pay-as-cut timber sales in our Timberlands segment.

Operating income

Operating income increased $45 million – 58 percent – primarily due to:

●
a $33 million increase in insurance recoveries;
●
a $29 million gain related to the sale of our Princeton lumber mill recorded in third quarter 2025;
●
a $15 million decrease in general and administrative expenses and
●
a $10 million impairment charge related to the indefinite curtailment of our New Bern lumber mill recorded in third quarter 2024.

These changes were partially offset by a $46 million decrease in consolidated gross margin (see discussion of components above).

Net earnings

Net earnings increased $52 million – 186 percent – primarily due to the $45 million increase in operating income discussed above and a $26 million increase in income tax benefit, partially offset by a $9 million increase in non-operating pension and other post-employment benefit costs and an $8 million decrease in interest income and other.

Comparing Year-to-Date 2025 with Year-to-Date 2024

Net sales

Net sales decreased $52 million – 1 percent – primarily due to an $86 million decrease in Wood Products net sales attributable to decreased sales realizations across most product lines, as well as a $12 million decrease in Timberlands net sales to unaffiliated customers attributable to decreased Western log sales. These decreases were partially offset by a $46 million increase in Real Estate & ENR net sales attributable to an increase in average price per acre sold and an increase in right of way easements and royalty income.

Costs of sales

Costs of sales increased $93 million – 2 percent – primarily due to increased sales volumes for structural lumber, oriented strand board and softwood plywood in our Wood Products segment, partially offset by decreased Western sales volumes in our Timberlands segment and decreased acres sold in our Real Estate & ENR segment.

Operating income

Operating income decreased $64 million – 12 percent – primarily due to a $145 million decrease in consolidated gross margin (see discussion of components above), as well as a $25 million product remediation recovery recorded in second quarter 2024.

These changes were partially offset by:

●
a $35 million increase in insurance recoveries;
●
a $29 million gain related to the sale of our Princeton lumber mill recorded in third quarter 2025;
●
an $18 million decrease in general and administrative expenses and
●
a $10 million impairment charge related to the indefinite curtailment of our New Bern lumber mill recorded in third quarter 2024.

Net earnings

Net earnings decreased $65 million – 21 percent – primarily due to the $64 million decrease in operating income discussed above, a $26 million increase in non-operating pension and other post-employment benefit costs and a $26 million decrease in interest income and other. These changes were partially offset by a $51 million increase in income tax benefit.

TIMBERLANDS

How We Did Third Quarter 2025 and Year-to-Date 2025

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2025	SEPTEMBER 2024	2025 VS. 2024	SEPTEMBER 2025	SEPTEMBER 2024	2025 VS. 2024
Net sales to unaffiliated customers:
Delivered logs:
West	$169	$158	$11	$507	$539	$(32)
South	154	149	5	460	453	7
North	13	11	2	35	33	2
Subtotal delivered logs sales	336	318	18	1,002	1,025	(23)
Stumpage and pay-as-cut timber	22	14	8	45	38	7
Recreational and other lease revenue	21	19	2	59	57	2
Other(1)	7	6	1	35	33	2
Subtotal net sales to unaffiliated customers	386	357	29	1,141	1,153	(12)
Intersegment sales	150	136	14	458	416	42
Total sales	$536	$493	$43	$1,599	$1,569	$30
Costs of sales	$429	$410	$19	$1,254	$1,275	$(21)
Operating income	$80	$57	$23	$270	$217	$53
Interest income and other	—	—	—	—	1	(1)
Net contribution to earnings	$80	$57	$23	$270	$218	$52
(1)
Other Timberlands sales include sales of seeds and seedlings from our nursery operations as well as wood chips.

Comparing Third Quarter 2025 with Third Quarter 2024

Net sales to unaffiliated customers

Net sales to unaffiliated customers increased $29 million – 8 percent – primarily due to an $11 million increase in Western log sales attributable to an 11 percent increase in sales volumes, partially offset by a 3 percent decrease in sales realizations, as well as an $8 million increase in stumpage and pay-as-cut timber sales attributable to increased sales realizations and sales volumes.

Intersegment sales

Intersegment sales increased $14 million – 10 percent – primarily due to a 6 percent increase in sales volumes, as well as a 4 percent increase in sales realizations.

Costs of sales

Costs of sales increased $19 million – 5 percent – primarily due to increased sales volumes across all regions.

Net contribution to earnings

Net contribution to earnings increased $23 million – 40 percent – primarily due to the change in the components of gross margin, as discussed above.

Comparing Year-to-Date 2025 with Year-to-Date 2024

Net sales to unaffiliated customers

Net sales to unaffiliated customers decreased $12 million – 1 percent – primarily due to a $32 million decrease in Western log sales attributable to a 3 percent decrease in sales realizations and a 2 percent decrease in sales volumes, partially due to a lower mix of export sales. This decrease was partially offset by a $7 million increase in Southern log sales attributable to increased sales volumes, as well as a $7 million increase in stumpage and pay-as-cut timber sales attributable to increased sales realizations and sales volumes.

Intersegment sales

Intersegment sales increased $42 million – 10 percent – primarily due to a 6 percent increase in sales volumes, as well as a 3 percent increase in sales realizations.

Costs of sales

Costs of sales decreased $21 million – 2 percent – primarily due to decreased Western sales volumes.

Net contribution to earnings

Net contribution to earnings increased $52 million – 24 percent – primarily due to the change in the components of gross margin, as discussed above.

Third-Party Log Sales Volumes and Fee Harvest Volumes

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	SEPTEMBER 2025	SEPTEMBER 2024	2025 VS. 2024	SEPTEMBER 2025	SEPTEMBER 2024	2025 VS. 2024
Third-party log sales – tons:
West(1)	1,529	1,379	150	4,387	4,499	(112)
South	4,217	4,062	155	12,397	12,305	92
North	183	160	23	480	453	27
Total	5,929	5,601	328	17,264	17,257	7
Fee harvest volumes – tons:
West(1)	2,394	2,184	210	6,861	6,753	108
South	6,431	6,070	361	18,784	18,353	431
North	262	247	15	714	676	38
Total	9,087	8,501	586	26,359	25,782	577
(1)
Western logs are primarily transacted in thousand board feet (MBF) but are converted to ton equivalents for external reporting purposes.

REAL ESTATE, ENERGY AND NATURAL RESOURCES

How We Did Third Quarter 2025 and Year-to-Date 2025

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2025	SEPTEMBER 2024	2025 VS. 2024	SEPTEMBER 2025	SEPTEMBER 2024	2025 VS. 2024
Net sales:
Real estate	$65	$59	$6	$257	$220	$37
Energy and natural resources	38	30	8	94	85	9
Total	$103	$89	$14	$351	$305	$46
Costs of sales	$28	$31	$(3)	$104	$118	$(14)
Operating income and Net contribution to earnings	$69	$51	$18	$231	$170	$61

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

Comparing Third Quarter 2025 with Third Quarter 2024

Net sales

Net sales increased $14 million – 16 percent – primarily due to an increase in average price per acre sold and an increase in right of way easements and royalty income from our Energy and Natural Resources business, partially offset by a decrease in acres sold.

Costs of sales

Costs of sales decreased $3 million – 10 percent – primarily due to a decrease in acres sold.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings increased $18 million – 35 percent – primarily due to the change in the components of gross margin, as discussed above.

Comparing Year-to-Date 2025 with Year-to-Date 2024

Net sales

Net sales increased $46 million – 15 percent – primarily due to an increase in average price per acre sold and an increase in right of way easements and royalty income from our Energy and Natural Resources business, partially offset by a decrease in acres sold.

Costs of sales

Costs of sales decreased $14 million – 12 percent – primarily due to a decrease in acres sold.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings increased $61 million – 36 percent – primarily due to the change in the components of gross margin, as discussed above.

REAL ESTATE SALES STATISTICS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
	SEPTEMBER 2025	SEPTEMBER 2024	2025 VS. 2024	SEPTEMBER 2025	SEPTEMBER 2024	2025 VS. 2024
Acres sold	11,982	17,441	(5,459)	52,739	74,880	(22,141)
Average price per acre	$5,128	$2,808	$2,320	$4,543	$2,650	$1,893

WOOD PRODUCTS

How We Did Third Quarter 2025 and Year-to-Date 2025

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2025	SEPTEMBER 2024	2025 VS. 2024	SEPTEMBER 2025	SEPTEMBER 2024	2025 VS. 2024
Net sales:
Structural lumber	$509	$451	$58	$1,617	$1,414	$203
Oriented strand board	167	206	(39)	600	749	(149)
Engineered solid section	162	175	(13)	492	543	(51)
Engineered I-joists	85	95	(10)	268	301	(33)
Softwood plywood	38	38	—	119	121	(2)
Medium density fiberboard	39	42	(3)	107	123	(16)
Complementary building products	149	158	(9)	429	475	(46)
Other products produced(1)	79	70	9	240	232	8
Total	$1,228	$1,235	$(7)	$3,872	$3,958	$(86)
Costs of sales	$1,218	$1,132	$86	$3,575	$3,424	$151
Operating (loss) income and Net (charge) contribution to earnings	$(19)	$27	$(46)	$133	$351	$(218)
(1)
Other products produced sales include wood chips, other byproducts and third-party residual log sales from our Canadian Forestlands operations.

Comparing Third Quarter 2025 with Third Quarter 2024

Net sales

Net sales decreased $7 million – 1 percent – primarily due to:

●
a $39 million decrease in oriented strand board sales attributable to a 24 percent decrease in sales realizations, partially offset by an 8 percent increase in sales volumes;
●
a $13 million decrease in engineered solid section sales attributable to a 10 percent decrease in sales realizations, partially offset by a 2 percent increase in sales volumes;
●
a $10 million decrease in engineered I-joist sales attributable to an 8 percent decrease in sales realizations and a 3 percent decrease in sales volumes;
●
a $9 million decrease in complementary building products sales attributable to a decrease in sales volumes across all products and
●
a $3 million decrease in medium density fiberboard sales attributable to a 6 percent decrease in sales volumes and a 1 percent decrease in sales realizations.

These decreases were mostly offset by a $58 million increase in structural lumber sales attributable to a 13 percent increase in sales volumes, as well as a $9 million increase in other products produced sales attributable to an increase in wood chip sales volumes.

Costs of sales

Costs of sales increased $86 million – 8 percent – primarily due to increased sales volumes for structural lumber and oriented strand board.

Operating (loss) income and Net (charge) contribution to earnings

Operating (loss) income and net (charge) contribution to earnings decreased $46 million – 170 percent – primarily due to the change in the components of gross margin, as discussed above, partially offset by a $29 million gain related to the sale of our Princeton lumber mill recorded in third quarter 2025 and a $10 million noncash impairment charge related to the indefinite curtailment of our New Bern lumber mill recorded in third quarter 2024 (refer to the breakout of these items in Note 13: Other Operating (Income) Costs, Net).

Comparing Year-to-Date 2025 with Year-to-Date 2024

Net sales

Net sales decreased $86 million – 2 percent – primarily due to:

●
a $149 million decrease in oriented strand board sales attributable to a 23 percent decrease in sales realizations, partially offset by a 4 percent increase in sales volumes;
●
a $51 million decrease in engineered solid section sales attributable to a 9 percent decrease in sales realizations and a 1 percent decrease in sales volumes;
●
a $46 million decrease in complementary building products sales attributable to a decrease in sales realizations and sales volumes across most products;
●
a $33 million decrease in engineered I-joist sales attributable to an 8 percent decrease in sales realizations and a 4 percent decrease in sales volumes;
●
a $16 million decrease in medium density fiberboard sales attributable to a 13 percent decrease in sales volumes and a 1 percent decrease in sales realizations and
●
a $2 million decrease in softwood plywood sales attributable to a 6 percent decrease in sales realizations, partially offset by a 5 percent increase in sales volumes.

These decreases were partially offset by a $203 million increase in structural lumber sales attributable to a 9 percent increase in sales volumes and a 6 percent increase in sales realizations, as well as an $8 million increase in other products produced sales attributable to an increase in wood chip sales volumes.

Costs of sales

Costs of sales increased $151 million – 4 percent – primarily due to increased sales volumes for structural lumber, oriented strand board and softwood plywood.

Operating (loss) income and Net (charge) contribution to earnings

Operating (loss) income and net (charge) contribution to earnings decreased $218 million – 62 percent – primarily due to the change in the components of gross margin, as discussed above, as well as a $25 million product remediation recovery recorded in second quarter 2024. These changes were partially offset by a $10 million noncash impairment charge related to the indefinite curtailment of our New Bern lumber mill recorded in third quarter 2024 and a $29 million gain related to the sale of our Princeton lumber mill recorded in third quarter 2025 (refer to the breakout of these items in Note 13: Other Operating (Income) Costs, Net).

Third-Party Sales Volumes

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS(1)	SEPTEMBER 2025	SEPTEMBER 2024	2025 VS. 2024	SEPTEMBER 2025	SEPTEMBER 2024	2025 VS. 2024
Structural lumber – board feet	1,259	1,116	143	3,674	3,386	288
Oriented strand board – square feet (3/8”)	727	675	52	2,177	2,093	84
Engineered solid section – cubic feet	5.5	5.4	0.1	16.6	16.8	(0.2)
Engineered I-joists – lineal feet	35	36	(1)	110	114	(4)
Softwood plywood – square feet (3/8”)	91	88	3	271	259	12
Medium density fiberboard – square feet (3/4”)	33	35	(2)	91	104	(13)
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

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS	SEPTEMBER 2025	SEPTEMBER 2024	2025 VS. 2024	SEPTEMBER 2025	SEPTEMBER 2024	2025 VS. 2024
Structural lumber – board feet:
Production	1,167	1,046	121	3,538	3,294	244
Outside purchase	38	25	13	112	97	15
Total	1,205	1,071	134	3,650	3,391	259
Oriented strand board – square feet (3/8”):
Production	750	683	67	2,230	2,162	68
Outside purchase	17	17	—	52	55	(3)
Total	767	700	67	2,282	2,217	65
Engineered solid section – cubic feet:
Production	5.1	5.0	0.1	16.8	16.8	—
Outside purchase	2.1	2.6	(0.5)	6.6	8.9	(2.3)
Total	7.2	7.6	(0.4)	23.4	25.7	(2.3)
Engineered I-joists – lineal feet:
Production	36	31	5	111	115	(4)
Outside purchase	1	1	—	3	3	—
Total	37	32	5	114	118	(4)
Softwood plywood – square feet (3/8”):
Production	82	81	1	244	235	9
Outside purchase	11	7	4	33	24	9
Total	93	88	5	277	259	18
Medium density fiberboard – square feet (3/4"):
Production	35	37	(2)	94	105	(11)
Total	35	37	(2)	94	105	(11)

UNALLOCATED ITEMS

Unallocated items are gains or charges not related to, or allocated to, an individual operating segment. They include all or a portion of items such as share-based compensation, pension and post-employment costs, elimination of intersegment profit in inventory and LIFO, foreign exchange transaction gains and losses, interest income and other.

Net Charge to Earnings – Unallocated Items

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2025	SEPTEMBER 2024	2025 VS. 2024	SEPTEMBER 2025	SEPTEMBER 2024	2025 VS. 2024
Unallocated corporate function and variable compensation expense	$(37)	$(32)	$(5)	$(120)	$(107)	$(13)
Liability classified share-based compensation	1	(2)	3	1	—	1
Foreign exchange gain	—	1	(1)	2	—	2
Elimination of intersegment profit in inventory and LIFO	15	5	10	(7)	5	(12)
Other, net	14	(29)	43	(30)	(92)	62
Operating loss	(7)	(57)	50	(154)	(194)	40
Non-operating pension and other post-employment benefit costs	(19)	(10)	(9)	(57)	(31)	(26)
Interest income and other	6	14	(8)	17	42	(25)
Net charge to earnings	$(20)	$(53)	$33	$(194)	$(183)	$(11)

Comparing Third Quarter 2025 with Third Quarter 2024

Net charge to earnings decreased $33 million – 62 percent – primarily due to a $43 million decrease in other, net, primarily attributable to a $26 million increase in insurance recoveries, as well as a $10 million increase in the benefit from elimination of intersegment profit in inventory and LIFO. These changes were partially offset by a $9 million increase in non-operating pension and other post-employment benefit costs and an $8 million decrease in interest income and other, primarily attributable to a decrease in cash and cash equivalents.

Comparing Year-to-Date 2025 with Year-to-Date 2024

Net charge to earnings increased $11 million – 6 percent – primarily due to:

●
a $26 million increase in non-operating pension and other post-employment benefit costs;
●
a $25 million decrease in interest income and other, primarily attributable to a decrease in cash and cash equivalents;
●
a $13 million increase in unallocated corporate function and variable compensation expense and
●
a $12 million increase in the charge for elimination of intersegment profit in inventory and LIFO.

These changes were partially offset by a $62 million decrease in other, net, primarily attributable to a $28 million increase in insurance recoveries and a $20 million decrease in IT-related project costs.

INTEREST EXPENSE

Our interest expense, net of capitalized interest, was:

●
$71 million for third quarter 2025 and $203 million year-to-date 2025;
●
$69 million for third quarter 2024 and $203 million year-to-date 2024.

Interest expense increased $2 million compared to third quarter 2024 primarily due to $3 million of debt extinguishment costs incurred in conjunction with the partial redemption of our $750 million 4.75 percent senior unsecured notes due in May 2026. There was no similar activity in third quarter 2024. Year-to-date 2025 interest expense was comparable to year-to-date 2024, primarily due to the third quarter 2025 debt extinguishment costs and a series of debt issuances and retirements in 2025 that increased our outstanding debt, offset by a decrease in our weighted average interest rate.

INCOME TAXES

Our provision for income taxes was:

●
a $41 million benefit for third quarter 2025 and $13 million benefit year-to-date 2025;
●
a $15 million benefit for third quarter 2024 and $38 million expense year-to-date 2024.

Our provision for income taxes is primarily driven by the results of our TRSs. Income tax expense decreased $51 million compared to year-to-date 2024, resulting in a net benefit position primarily due to a decrease in our TRS earnings in 2025, as well as a decrease in our estimated effective tax rate.

Refer to Note 14: Income Taxes for further information.

LIQUIDITY AND CAPITAL RESOURCES

We are committed to maintaining an appropriate capital structure that provides financial flexibility and enables us to protect the interests of our shareholders and meet our obligations to our lenders, while also maintaining access to all major financial markets. As of September 30, 2025, we had $401 million in cash and cash equivalents and $1.75 billion of availability on our line of credit, which expires in June 2030. We believe we have sufficient liquidity to meet our cash requirements for the foreseeable future.

CASH FROM OPERATIONS

Consolidated net cash from operations was:

●
$676 million for year-to-date 2025 and
●
$790 million for year-to-date 2024.

Net cash from operations decreased $114 million primarily due to decreased cash flows from our business operations, as well as a $12 million increase in cash paid for interest and a $10 million increase in cash paid for income taxes.

CASH FROM INVESTING ACTIVITIES

Consolidated net cash from investing activities was:

●
$(729) million for year-to-date 2025 and
●
$(381) million for year-to-date 2024.

Net cash from investing activities decreased $348 million primarily due to a $331 million increase in cash paid for acquisitions of timberlands, as well as a $58 million increase in cash paid for capital expenditures. These changes were partially offset by a $61 million increase in proceeds from the sale of our Princeton lumber mill.

Summary of Capital Spending by Business Segment

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2025	SEPTEMBER 2024
Timberlands	$82	$74
Wood Products	243	177
Unallocated Items	—	16
Total	$325	$267

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

We anticipate our capital expenditures for 2025 to be between $380 and $390 million, excluding approximately $130 million of investment in our Monticello engineered wood products facility. The amount we spend on capital expenditures could change.

CASH FROM FINANCING ACTIVITIES

Consolidated net cash from financing activities was:

●
$(230) million for year-to-date 2025 and
●
$(674) million for year-to-date 2024.

Net cash from financing activities increased $444 million primarily due to a $1,098 million increase in net proceeds from issuance of long-term debt, as well as an $85 million decrease in cash paid for dividends. These changes were partially offset by a $712 million increase in payments on long-term debt and a $24 million increase in cash used for repurchases of common stock.

Line of Credit

In June 2025, we amended and restated our senior unsecured revolving credit facility to extend the expiration date to June 2030, while increasing borrowing capacity from $1.5 billion to $1.75 billion. Borrowings will bear interest at a floating rate based on either the adjusted term SOFR plus a spread or a mutually agreed-upon base rate plus a spread. We had no outstanding borrowings on our revolving credit facility as of September 30, 2025 or December 31, 2024.

Refer to Note 8: Long-Term Debt and Line of Credit for further information.

Long-Term Debt

During third quarter 2025, we entered into an $800 million senior unsecured term loan agreement that will mature in August 2028. Net proceeds after fees were $799 million. Borrowings will bear interest at a floating rate based on either the adjusted term SOFR plus a spread or a mutually agreed-upon base rate plus a spread. Additionally, we utilized approximately $500 million of the net proceeds of the term loan to partially redeem our $750 million 4.75 percent senior unsecured notes due in May 2026.

During first quarter 2025, we repaid our $139 million 8.50 percent debentures and our $71 million 7.95 percent debentures at maturity. We also entered into a $300 million senior unsecured term loan that will mature in April 2030. Net proceeds after fees were $299 million. Borrowings will bear interest at a floating rate based on either the adjusted term SOFR plus a spread or a mutually agreed-upon base rate plus a spread.

Refer to Note 8: Long-Term Debt and Line of Credit for further information.

Interest Rate Swap Hedging Relationship

During third quarter 2025, we entered into interest rate swaps with the risk management objective of managing exposure to interest rate volatility by converting variable rate debt obligations associated with our new $800 million term loan into fixed rate payments. The interest rate swaps provide the right to make fixed rate payments to the counterparty in exchange for variable, SOFR-based payments on a monthly settlement schedule. As of September 30, 2025, our interest rate swap agreements with an aggregate notional amount of $800 million were designated as cash flow hedging instruments of variable, SOFR-based interest payments on our $800 million term loan. No comparable activity was present as of and for the year ended December 31, 2024.

Refer to Note 9: Fair Value of Financial Instruments for further information.

Debt Covenants

As of September 30, 2025, Weyerhaeuser Company was in compliance with its debt covenants. There have been no significant changes to the debt covenants presented in our 2024 Annual Report on Form 10-K for our long-term debt instruments, and we expect to remain in compliance with our debt covenants for the foreseeable future.

Dividend Payments

We paid cash dividends on common shares of:

●
$454 million for year-to-date 2025 and
●
$539 million for year-to-date 2024.

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

We repurchased 980,114 common shares for approximately $25 million (including transaction fees) under the 2025 Repurchase Program during third quarter 2025 and 5,714,095 common shares for approximately $150 million (including transaction fees) under the share repurchase programs during year-to-date 2025. During third quarter 2024, we repurchased 820,706 common shares for approximately $26 million (including transaction fees) and 3,962,220 common shares for approximately $125 million (including transaction fees) during year-to-date 2024 under the 2021 Repurchase Program. There were no unsettled shares as of September 30, 2025 and 12,436 unsettled shares (less than $1 million) as of December 31, 2024.

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

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2025	SEPTEMBER 2024	2025 VS. 2024	SEPTEMBER 2025	SEPTEMBER 2024	2025 VS. 2024
Adjusted EBITDA by Segment:
Timberlands	$148	$122	$26	$467	$413	$54
Real Estate & ENR	91	77	14	316	273	43
Wood Products	8	91	(83)	270	500	(230)
	247	290	(43)	1,053	1,186	(133)
Unallocated Items	(30)	(54)	24	(172)	(188)	16
Adjusted EBITDA	$217	$236	$(19)	$881	$998	$(117)

We reconcile Adjusted EBITDA to net earnings for the consolidated company and to operating income (loss) for the business segments, as those are the most directly comparable U.S. GAAP measures for each.

The table below reconciles Adjusted EBITDA for the quarter ended September 30, 2025:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$80
Interest expense, net of capitalized interest					71
Income taxes					(41)
Net contribution (charge) to earnings	$80	$69	$(19)	$(20)	$110
Non-operating pension and other post-employment benefit costs	—	—	—	19	19
Interest income and other	—	—	—	(6)	(6)
Operating income (loss)	80	69	(19)	(7)	123
Depreciation, depletion and amortization	68	3	56	3	130
Basis of real estate sold	—	19	—	—	19
Special items included in operating income (loss)(1)(2)	—	—	(29)	(26)	(55)
Adjusted EBITDA	$148	$91	$8	$(30)	$217
(1)
Operating income (loss) for Wood Products includes a pretax special item consisting of a $29 million gain on the sale of our Princeton lumber mill.
(2)
Operating income (loss) for Unallocated Items includes a pretax special item consisting of a $26 million insurance recovery.

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

The table below reconciles Adjusted EBITDA for the year-to-date period ended September 30, 2025:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Real Estate & ENR	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$250
Interest expense, net of capitalized interest					203
Income taxes					(13)
Net contribution (charge) to earnings	$270	$231	$133	$(194)	$440
Non-operating pension and other post-employment benefit costs	—	—	—	57	57
Interest income and other	—	—	—	(17)	(17)
Operating income (loss)	270	231	133	(154)	480
Depreciation, depletion and amortization	197	9	166	8	380
Basis of real estate sold	—	76	—	—	76
Special items included in operating income (loss)(1)(2)	—	—	(29)	(26)	(55)
Adjusted EBITDA	$467	$316	$270	$(172)	$881
(1)
Operating income (loss) for Wood Products includes a pretax special item consisting of a $29 million gain on the sale of our Princeton lumber mill.
(2)
Operating income (loss) for Unallocated Items includes a pretax special item consisting of a $26 million insurance recovery.

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

The table below reconciles Adjusted FAD to net cash from operations:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2025	SEPTEMBER 2024	SEPTEMBER 2025	SEPTEMBER 2024
Net cash from operations	$210	$234	$676	$790
Capital expenditures	(125)	(97)	(325)	(267)
FAD	85	137	351	523
Cash from product remediation recovery	—	—	—	(25)
Monticello engineered wood products facility capital expenditures	32	—	70	—
Adjusted FAD	$117	$137	$421	$498
Net cash from investing activities	$(521)	$(161)	$(729)	$(381)
Net cash from financing activities	$120	$(171)	$(230)	$(674)

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

Net Earnings Before Special Items

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2025	SEPTEMBER 2024	SEPTEMBER 2025	SEPTEMBER 2024
Net earnings	$80	$28	$250	$315
Gain on lumber mill sale	(21)	—	(21)	—
Insurance recovery	(19)	—	(19)	—
Product remediation recovery	—	—	—	(19)
Restructuring, impairments and other charges	—	7	—	7
Net earnings before special items	$40	$35	$210	$303

Net Earnings per Diluted Share Before Special Items

	QUARTER ENDED		YEAR-TO-DATE ENDED
	SEPTEMBER 2025	SEPTEMBER 2024	SEPTEMBER 2025	SEPTEMBER 2024
Net earnings per diluted share	$0.11	$0.04	$0.35	$0.43
Gain on lumber mill sale	(0.03)	—	(0.03)	—
Insurance recovery	(0.02)	—	(0.03)	—
Product remediation recovery	—	—	—	(0.02)
Restructuring, impairments and other charges	—	0.01	—	0.01
Net earnings per diluted share before special items	$0.06	$0.05	$0.29	$0.42

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

Summary of Long-Term Debt Obligations as of September 30, 2025

DOLLAR AMOUNTS IN MILLIONS	2025	2026	2027	2028	2029	THEREAFTER	TOTAL(1)	FAIR VALUE
Fixed-rate debt	$—	$522	$300	$—	$750	$2,583	$4,155	$4,151
Average interest rate	—%	6.26%	6.95%	—%	4.00%	5.06%	5.15%	N/A
Variable-rate debt(2)	$—	$—	$—	$1,050	$—	$300	$1,350	$1,350
(1)
Excludes $35 million of unamortized discounts and capitalized debt expense.
(2)
As of September 30, 2025, the weighted average interest rate for our variable-rate debt was 5.49 percent, excluding estimated patronage refunds.

During third quarter 2025, we entered into interest rate swaps with the risk management objective of managing exposure to interest rate volatility by converting variable rate debt obligations associated with our new $800 million term loan into fixed rate payments. The interest rate swaps provide the right to make fixed rate payments at the rate of 3.414% to the counterparty in exchange for variable payments based on the 1-month SOFR plus a spread, on a monthly settlement schedule. As of September 30, 2025, our interest rate swap agreements with an aggregate notional amount of $800 million were designated as cash flow hedging instruments of variable, SOFR-based interest payments on our $800 million term loan. There have been no material changes in swap terms or risk management strategy since inception. No comparable activity was present as of and for the year ended December 31, 2024.

Item 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The company’s principal executive officer and principal financial officer have concluded that the company’s disclosure controls and procedures were effective as of September 30, 2025, based on an evaluation of the company’s disclosure controls and procedures as of that date.

CHANGES IN INTERNAL CONTROLS

No changes occurred in the company’s internal control over financial reporting during third quarter 2025 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases of common stock made by the company during third quarter 2025:

COMMON SHARE REPURCHASES DURING THIRD QUARTER 2025	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS
July 1 – July 31	742,844	$25.81	742,844	$954,405,058
August 1 – August 31	237,270	$25.29	237,270	$948,405,098
September 1 – September 30	—	$—	—	$948,405,098
Total	980,114	$25.69	980,114

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

During third quarter 2025, we repurchased 980,114 shares for approximately $25 million (including transaction fees) under the 2025 Repurchase Program in open-market transactions. Transaction fees incurred for repurchases are not counted as use of funds authorized for repurchases under the 2025 Repurchase Program. As of September 30, 2025, we had remaining authorization of $948 million for future stock repurchases.

Item 5. OTHER INFORMATION

Insider Trading Arrangements

During third quarter 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the company adopted, modified or terminated a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or a non-Rule 10b5-1 trading arrangement.

Item 6. EXHIBITS

10.1

Term Loan Agreement dated as of August 25, 2025 among Weyerhaeuser Company, as Parent, Weyerhaeuser NR Company, a subsidiary of Weyerhaeuser Company, as Borrower, the lenders party thereto, and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 28, 2025 – Commission File Number 1-4825)

10.2

Guarantee Agreement dated as of August 25, 2025 between Weyerhaeuser Company, as Guarantor, and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 28, 2025 – Commission File Number 1-4825)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYERHAEUSER COMPANY
(Registrant)

Date: October 31, 2025	By:	/s/ Alex G. Whitney
Alex G. Whitney
Vice President and Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)