Form 10-K
period 2025-12-31
WEYERHAEUSER CO
filed 2026-02-13
CIK 106535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based on the closing sale price as of the last business day of the most recently completed second fiscal quarter ended on June 30, 2025, as reported on the New York Stock Exchange Composite Price Transactions, was approximately $18.5 billion.

As of February 3, 2026, 720,665 thousand shares of the registrant’s common stock ($1.25 par value) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Notice of the 2026 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held May 15, 2026, are incorporated by reference into Part III.

OUR BUSINESS

Weyerhaeuser Company is one of the world's largest private owners of timberlands. We own or control more than 10 million acres of timberlands in the U.S. and manage long-term licenses covering more than 14 million acres in Canada. We manage these timberlands on a sustainable basis in compliance with internationally recognized forestry standards. Our objective is to maximize the long-term value of timberlands we own. We analyze each timberland acre comprehensively to understand its highest-value use. We realize this value in many ways, most notably through growing and harvesting the trees, but also by selling properties when we can create incremental value. In addition, we focus on opportunities to realize value through lease and royalty agreements for the surface and subsurface rights that exist in our ownership, including through our Climate Solutions business.

We are also one of the largest manufacturers of wood products in North America. We manufacture and distribute high-quality wood products, including structural lumber, oriented strand board, engineered wood products and other specialty products. These products are primarily supplied to the residential, multi-family, repair and remodel, industrial and light commercial markets. We operate 33 manufacturing facilities in the United States and Canada.

Sustainability and citizenship are part of our core values. In addition to practicing sustainable forestry, we focus on energy and resource efficiency, reducing greenhouse gas emissions, conserving natural resources and offering sustainable products that meet our customers' needs. Our sustainably managed forests and our wood products play a critical role in mitigating climate change, and we remove substantially more carbon than we emit each year. We outperform national industry safety rates, actively support the communities in which we operate and communicate transparently with our investors and other stakeholders. We are recognized for our leading performance in the areas of ethics, citizenship and gender equality.

This portion of our Annual Report on Form 10-K provides detailed information about who we are and what we do. Unless otherwise specified, current information reported in this Form 10-K is as of or for the fiscal year ended December 31, 2025. Throughout this Form 10-K, unless specified otherwise, references to “we,” “our,” “us” and “the company” refer to the consolidated company. We break out financial information such as revenues, earnings and assets by the business segments that comprise our company. We also discuss the geographic areas where we do business.

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

REAL ESTATE INVESTMENT TRUST (REIT)

Weyerhaeuser Company qualifies as a REIT under the Internal Revenue Code of 1986, as amended (IRC), and REIT income can be distributed to shareholders without first paying corporate level tax, which substantially eliminates the double taxation of income. We own a substantial amount of our timberland assets through two subsidiaries: Weyerhaeuser Timber Holdings, Inc., which holds our western timberland assets and began qualifying as a REIT beginning in the tax year 2022; and Weyerhaeuser Forest Holdings, Inc., which holds our southern timberland assets and began qualifying as a REIT beginning in the tax year 2025. We expect to derive most of our REIT income from our timberlands, including gains from the sales of our standing timber and rent from recreational leases. We are required to pay federal corporate income taxes on earnings of our Taxable REIT Subsidiaries (TRSs), which include our Wood Products segment and a portion of our Timberlands and Real Estate, Energy and Natural Resources segments.

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 1

OUR BUSINESS SEGMENTS

In our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) section you will find discussion of our overall performance results for our business segments, which are as follows:

•	Timberlands;
•	Real Estate, Energy and Natural Resources (Real Estate & ENR) and
•	Wood Products.

Detailed financial information about our business segments and our geographic locations is provided in Note 2: Business Segments and Note 19: Geographic Areas. Beginning in the first quarter of 2026, the Real Estate, Energy and Natural Resources (Real Estate & ENR) segment will be renamed Strategic Land Solutions. The segment will include the following businesses: Real Estate, Natural Resources and Climate Solutions.

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
•

Real Estate & ENR — Deliver premiums to timberland value by identifying and monetizing higher and better use lands and capturing the full value of surface and subsurface assets, including through our Climate Solutions business.

•

Wood Products — Manufacture high-quality structural lumber, oriented strand board and engineered wood products, as well as deliver complementary building products for residential, multi-family, industrial and light commercial applications at competitive costs.

INNOVATION AND OPERATIONAL EXCELLENCE

We are committed to driving innovation and operational excellence across all facets of our company. By leveraging cutting-edge technologies and fostering a culture of continuous improvement, Weyerhaeuser consistently improves reliability and safety, enhances its operational efficiency, mitigates disruption from external challenges and seizes new market opportunities. The company’s relentless focus on innovation is evident in its strategic initiatives aimed at optimizing resource utilization, reducing costs and delivering superior value to our customers.

ENVIRONMENTAL, SOCIAL AND GOVERNANCE (ESG) PRACTICES

Sustainability has been one of the core values of our company for more than 100 years. We have spent decades building a solid foundation characterized by excellence in environmental stewardship, social responsibility and corporate governance. Maintaining a strong ESG foundation is a key component of our ability to drive long-term shareholder value, and these principles guide us in how we conduct our business every day.

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

PRACTICING SUSTAINABLE FORESTRY

As one of the world’s oldest and largest private timberland owners, we’ve been growing, harvesting and regrowing forests for more than a century. We advocated for legislation in 1925 to encourage reforestation after harvest, which was an uncommon practice at the time. In 1937, we began research into sustainable yield forestry, which ensures harvesting does not diminish a forest’s ability to provide the same volume in the future. In 1938, we were one of the first companies to plant tree seedlings, and in 1941, we established the first certified tree farm in the U.S. We

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 2

harvest, on average, only 2 percent of our forests each year, and 100 percent of our timberlands are reforested after harvesting. We plant more than 100 million tree seedlings per year, about 190 trees per minute throughout the year.

GREENHOUSE GAS INVENTORY

We remove substantially more carbon from the atmosphere than we emit each year.

In 2024, our scope 1 carbon emissions were 0.4 million metric tons of carbon dioxide equivalent (mtCO2e), primarily attributable to fuel usage within our wood products mills and fertilizer application in our timberlands. Also in 2024, our location- and market-based scope 2 emissions were 0.4 million and 0.4 million mtCO2e, respectively, which are emissions from the energy we purchase. Our scope 1 and scope 2 emissions are calculated in accordance with the Greenhouse Gas Protocol's Corporate Accounting and Reporting Standard. We obtained limited assurance of our 2024 scope 1 and scope 2 emissions from a third-party attestation provider.

In 2024, our scope 3 emissions totaled 9.0 million mtCO2e, primarily generated by customers who purchase our wood fiber and the end-of-life emissions of the products we sell. Our scope 3 emissions are calculated in accordance with the Greenhouse Gas Protocol's Corporate Value Chain (Scope 3) Accounting and Reporting Standard.

Our sustainably managed forests play a critical role in helping to mitigate climate change. As our millions of acres of forests grow, they absorb carbon dioxide from the atmosphere and store it in their trunks, limbs and roots, as well as in the soil. In 2024, our direct carbon removals totaled 10 million mtCO2e (the increase in above-ground carbon in our U.S. timberlands attributable to forest growth and management practices after we account for harvest and mortality). Also in 2024, the indirect carbon removals across our value chain were 27 million mtCO2e (primarily carbon stored in our own long-lived wood products and products our customers make from our logs).

In 2024, our forests contained between 2.3 billion and 3.6 billion mtCO2e. Approximately 1.0 billion mtCO2e was stored in our trees and roots, and an additional 1.3 billion to 2.6 billion mtCO2e was stored in soil and other biomass. After our trees are harvested, much of their carbon remains stored in the long-lived wood products made from them for the life of those products. After harvest, we plant millions of new trees, which then begin absorbing more CO2 from the atmosphere, and the next round of wood products store more carbon yet again. Our managed forests also provide other climate benefits. They mature more quickly and are able to bank more carbon through faster, continuous rotations, all while maintaining the vast pool of carbon in the forest soil. In addition, using wood for construction requires less energy and results in fewer greenhouse gas (GHG) emissions compared with other building materials, such as steel and concrete.

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

MAKING BETTER ENERGY CHOICES

We are members of the U.S. Department of Energy's (DOE) Better Plants Program, which includes a goal to improve purchased energy efficiency at our manufacturing facilities by 10 percent between 2020 and 2030. This partnership requires us to adopt a companywide goal to improve energy efficiency, annually report our progress to the DOE and develop an energy management plan. We have a comprehensive wood products energy strategy that we are implementing by developing short-term action plans and evaluation tools at all sites. We also fully integrate GHG and energy metrics into capital planning processes and conduct energy audits at manufacturing sites. On average, we meet more than two-thirds of the energy needs in our manufacturing facilities by using by-products such as bark, sawdust, chips and shavings as fuel. This approach allows us to reduce our reliance on nonrenewable fossil fuels and purchased electricity. We also support other renewable energy solutions, such as wind and solar power, through our timberlands. In addition, we also supply other mills, companies and utilities with woody biomass that is used to produce renewable, low-carbon energy.

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

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 3

IMPROVING CONSERVATION OUTCOMES

Ensuring our forests provide habitat features that support at-risk, sensitive or threatened and endangered species is a core component of our environmental stewardship. We pursue several programs to create and preserve critical habitat, including partnering on conservation easements and agreements, formal Habitat Conservation Plans (HCPs) with the U.S. federal government and mitigation banking. Conservation easements and other local agreements can ensure sustainable forest practices and the long-term stewardship and protection of wildlife habitat, biodiversity and recreational access. These partnerships can be made with a variety of groups and organizations, and they allow natural resource management to continue, which helps protect the economic benefits of a working forest. We work with more than 20 different conservation partners across the U.S. to develop programs to expand public access, protect critical habitat and preserve sites of environmental, cultural and historical significance. HCPs are administered under the federal Endangered Species Act and help provide more specific guidance on the protection and enhancement of habitats for threatened and endangered species. We participate in more than 50 conservation agreements and collaborative efforts that address specific habitat needs of at-risk or sensitive species across our timberlands. Authorized through the U.S. Clean Water Act, mitigation banking allows us to set aside certain areas of our timberlands to preserve, enhance or restore a wetland, stream or habitat area to make up for development by another entity in a similar nearby ecosystem. Mitigation banks are regulated and approved by the U.S. Army Corps of Engineers and a consortium of federal, state and local agencies. We currently operate 16 mitigation banks, primarily in the U.S. South. Several other banks and projects are in various stages of evaluation and development, and we are always looking for new opportunities and partnerships to expand our impact.

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

MAKING THE MOST OF EVERY TREE WE HARVEST

We use nearly every part of every tree we harvest, and we always direct harvested logs and fiber to their highest-value use. The primary products we make are structural lumber, wood panels and engineered wood products. Forest and mill by-products such as wood shavings, sawdust, chips and bark are sold or delivered to downstream customers who make other products that are essential to everyday life, including toilet paper, diapers, paper, cartons, boxes, bags, landscaping mulch and wood pellets. We also use many of these by-products as fuel in our own wood products facilities to generate heat for processes such as drying lumber and curing plywood — ensuring that we have a steady supply of renewable energy. This approach means that, on average, 99 percent of our wood by-products are used to create other products or to generate energy.

VERIFYING WITH CERTIFICATION

To prove our forest management and wood fiber procurement practices are sustainable, we participate in independent certification programs for forest management, fiber sourcing and chain of custody. Our entire timberland portfolio is certified to the Sustainable Forestry Initiative® (SFI) Forest Management Standard. That compares with about 11 percent of the world's forests that are certified today (the vast majority of these certified forests are in the Northern Hemisphere). Internationally recognized forest certification standards, such as SFI®, Programme for the Endorsement of Forest Certification (PEFC), the American Tree Farm System®, and the Forest Stewardship Council®, provide customers and stakeholders with an objective, third-party determination of whether companies are implementing sustainable forestry practices and making products that come from legal and well-managed sources. We are vocal supporters of the importance of these standards and the use of independent, third-party audits to verify compliance and promote sustainable forestry around the world. At Weyerhaeuser, we choose to certify our timberlands and operations to SFI’s standards because they are strong, science-based standards that have effectively pushed forestry in a more sustainable direction. These standards are designed specifically for operations in North America, and we value SFI’s approach, especially around logger training and the requirement to invest in and apply research back into our operations. In addition to our forests, we certify all of our manufacturing facilities to the SFI Fiber Sourcing or Certified Sourcing standards, and select sites are certified to the SFI and PEFC Chain of Custody standards.

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

OUR PEOPLE BY THE NUMBERS

In 2025, we employed 9,517 employees, including 8,198 in the United States, 1,310 in Canada and 9 in Japan. Of these employees, 2,322 are members of unions covered by multi-year collective-bargaining agreements.

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 4

Our employees by business segment were as follows:

SEGMENT	NUMBER OF EMPLOYEES
Timberlands	1,321
Real Estate & ENR	76
Wood Products	7,252
Corporate	868
Total	9,517

SAFETY

Safety is a core value at Weyerhaeuser, which means it guides all our decisions and actions. We are deeply committed to eliminating serious injuries and fatalities, and to ultimately achieving an injury-free workplace. Our safety results outperform national safety rates for our industry and are driven by:

•	caring leaders who build our safety culture;
•	engaged employees who look out for each other and
•	a risk-based safety system to prevent incidents by:
o eliminating or reducing our highest risks, o using standard, effective tools and o building and verifying safety skills.

We are committed to continual improvement and do so through annual prevention-based goals, our internal Safety Council, external benchmarking, implementation of new technology, replicating key learnings and enhancing our safety system and process. Our efforts have resulted in a significant and sustained reduction in the number and severity of recordable injuries over time. This includes a drop in our Recordable Incident Rate, which is the number of Occupational Safety and Health Administration-defined recordable injuries and illnesses that occur per 100 workers working in one year, from 3.85 in 2000 to 2.17 in 2025.

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

In 2025, our employees logged more than 40,000 hours of training in our online learning management system, which tracks both virtual and classroom courses delivered.

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

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 5

•	conducting rigorous internal talent assessment and succession planning sessions and
•	monitoring our people development strategies and workforce plans to proactively address any gaps.

In 2025, more than 300 of our leaders participated in our signature development programs.

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

Inclusive Workplace

Inclusion is a core value at Weyerhaeuser because we know our success depends on leveraging many different experiences and points of view to foster innovation, facilitate better decision-making and ultimately create a stronger company. To ensure our workplace is inclusive, we:

•	have “no tolerance” policies regarding discrimination and harassment of employees, suppliers, customers and visitors;
•	conduct recurrent reviews of pay equity and address gaps;
•	ensure hiring decisions are fair, strictly based on qualifications and free of discrimination of any type;
•	offer inclusion-related training to all employees;
•	have nine employee-led resource groups that are open to all employees and
•	conduct companywide surveys to collect feedback on our inclusive culture so we can continuously improve.

In response to feedback surveys conducted for 2025, 86 percent of all employees agreed their work environment is inclusive. We publish our Employment Information Report (EEO-1) summary data in the sustainability section of our website.

We will continue to closely monitor evolving best practices and will make adjustments to our approach as necessary and appropriate.

COMPANY CULTURE AND ENGAGEMENT

We consider our strong company culture to be a competitive advantage. We are intentional in our efforts to preserve the aspects of our workplace environment that make our company a great place to work, as well as continuously improve and evolve our culture. At the heart of our culture is an unwavering commitment to our core values — safety, integrity, citizenship, sustainability and inclusion. These values are cited often by our employees and are visible throughout our organization. We also embrace five key behaviors that shape our culture and guide how we work together — urgency, accountability, courage, simplicity and innovation. To assess the health of our culture, we conduct regular companywide surveys to collect candid feedback from employees and assess overall engagement. In 2025, we conducted an engagement survey of all employees and our response rate was 82 percent. Our overall engagement favorability score was 88 percent and our average favorability score on questions about the strength of our values was 86 percent. Another indicator we monitor to assess the strength of our company culture is voluntary turnover, which was 10 percent in 2025.

SUPPORTING OUR COMMUNITIES

We operate in rural communities across North America, and we are proud to invest our time and money to help ensure they are thriving places to live and work. In 2025, we provided $5.9 million in charitable grants, partnerships, matching gifts, research support and in-kind giving to our communities. We also announced the third community we are supporting through our THRIVE program, which involves a commitment to invest a total of $5 million across five of our operating communities that are most in need of support. Additionally, our employees volunteered over 24,000 hours of their time to causes they care about. Through our companywide employee giving platform, we provide an easy way for all employees to donate to charities using payroll deduction, and we offer company match programs for both employee donations and volunteerism hours.

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

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 6

STRONG GOVERNANCE

Our corporate governance practices and policies promote the long-term interests of our shareholders, strengthen the accountability of our board of directors and management and help build public trust in our company. Our governance framework is built on a foundation of written policies and guidelines, which we monitor and modify on a continuous basis to reflect changing best practices and legal requirements, as well as feedback from our shareholders. The following are summaries of some of our important governance practices.

BOARD COMPOSITION AND INDEPENDENCE

Our corporate governance guidelines and the listing requirements of the New York Stock Exchange (NYSE) require that a majority of the board be comprised of independent directors. Our current board composition far exceeds this requirement, as ten of our eleven directors are independent, with the one exception being our chief executive officer. We have appointed nine new directors to our board since 2015. Four of our directors are women, including one woman of color, and two of our three key board committees are chaired by female directors. Our board chair and our chief executive officer are currently separate. Our board chair is an independent director, but to the extent the board chair were not independent, our Corporate Governance Guidelines require that the board appoint a lead independent director to preside over executive sessions of the independent directors and be responsible for communicating to management regarding any comments or concerns of the directors. We believe these governance structures provide effective monitoring and objective evaluation of the chief executive officer’s performance and support the board’s independent oversight of the company’s performance and governance standards. All of our directors stand for election annually, and we have a majority voting standard in uncontested elections. The board has regular executive sessions of independent directors, and the Audit, Compensation, and Governance and Corporate Responsibility Committees are all composed solely of independent directors in accordance with NYSE and SEC rules.

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

•	limited executive perquisites such as relocation-related benefits, security services on an as needed basis, financial counseling and annual executive health screenings.

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

CODE OF ETHICS

Integrity is a core value at Weyerhaeuser. We have a strong culture of ethics and integrity at every level of our company and have been consistently recognized for our ethical business practices, compliance and high standards since our founding in 1900. Our Code of Ethics applies to all employees and members of our board, and it is an expression of our commitment and shared responsibility to conduct our business affairs ethically with stakeholders, including employees, communities, customers, suppliers, contractors and shareholders. Our employees also participate in regular compliance and ethics training, role-model and promote ethical behavior, and are instructed on how to communicate concerns of unethical behavior.

SHAREHOLDER ENGAGEMENT

We believe that maintaining regular and active dialogue with our shareholders is important for effective corporate governance as well as to our commitment to deliver sustainable, long-term value to our shareholders. We engage with our shareholders on a variety of topics throughout the

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 7

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

TIMBERLANDS

Our Timberlands segment manages more than 10 million acres of private commercial timberlands in the U.S. We own 9.7 million of those acres and control the remaining acres through long-term contracts. In addition, we have renewable, long-term licenses on more than 14 million acres of

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 8

Canadian timberlands. This includes licenses for acreage in British Columbia, which will be transferred to the purchaser of our Princeton lumber mill upon regulatory approval.

WHAT WE DO

Forestry Management

Our Timberlands segment:

•

grows and plants seedlings to reforest harvested areas using the most effective regeneration method for the site and species (natural regeneration is employed and managed in parts of Canada and the northern U.S.);

•	manages our timberlands as the trees grow to maturity;
•	harvests trees to be converted into forest products, such as lumber, oriented strand board, engineered wood products, pellets, pulp and paper;
•	manages the health of our forests to sustainably maximize harvest volumes, minimize risks, and protect unique environmental, cultural, historical and recreational value and
•	offers recreational access.

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

Competitive factors within each of our market areas generally include price, species, grade, quality, proximity to wood-consuming facilities and the ability to consistently meet customer requirements. We compete in the marketplace through our ability to provide customers with a consistent and reliable supply of high-quality logs at scale volumes and competitive prices. Our customers also value our status as an SFI certified supplier.

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

Canadian Forestry Operations

In Canada, we manage timberlands under long-term licenses that serve as the primary source of raw material for our manufacturing facilities in various provinces. When we harvest trees, we pay the provinces at stumpage rates set by the government. We transfer logs to our manufacturing facilities at cost and do not generate any significant profit from the harvest of timber on our licensed acres in Canada.

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

WHERE WE DO IT

As of December 31, 2025, we sustainably managed timberlands in 17 states. This included owned or contracted acres in the following locations:

•
2.5 million acres in the western U.S. (Oregon and Washington);

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 9

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

We also own and operate nurseries and seed orchards in Alabama, Arkansas, Georgia, Louisiana, Mississippi, Oregon, South Carolina and Washington.

Summary of 2025 Standing Timber Inventory

MILLIONS OF TONS AS OF
GEOGRAPHIC AREA	DECEMBER 31, 2025
TOTAL INVENTORY(1)
U.S.:
West
Douglas-fir/Cedar	156
Whitewood	21
Hardwood	12
Total West	189
South
Southern yellow pine	286
Hardwood	75
Total South	361
North
Conifer	16
Hardwood	28
Total North	44
Total Company	594

(1)
Inventory includes all conservation and non-harvestable areas.

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 10

Summary of 2025 Timberland Locations

	THOUSANDS OF ACRES AS OF
GEOGRAPHIC AREA	DECEMBER 31, 2025
	FEE OWNERSHIP	LONG-TERM CONTRACTS	TOTAL ACRES(1)
U.S.:
West
Oregon	1,379	—	1,379
Washington	1,096	—	1,096
Total West	2,475	—	2,475
South
Alabama	472	176	648
Arkansas	1,181	16	1,197
Florida	207	44	251
Georgia	527	22	549
Louisiana	1,002	350	1,352
Mississippi	1,106	35	1,141
North Carolina	731	4	735
Oklahoma	486	—	486
South Carolina	198	—	198
Texas	12	2	14
Virginia	149	—	149
Total South	6,071	649	6,720
North
Maine	833	—	833
New Hampshire	24	—	24
Vermont	86	—	86
West Virginia	251	—	251
Total North	1,194	—	1,194
Total Company	9,740	649	10,389

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

Western United States

Our Western timberlands are well situated to serve the wood products and pulp markets in Oregon and Washington. For the year ended December 31, 2025, we sold 38 percent of our total Western log sales volume internally. Additionally, our location on the West Coast provides access to higher-value export markets for Douglas-fir and whitewood logs to Japan, China and Korea. Our largest export market is Japan, where Douglas-fir is a preferred species for higher-value post and beam homebuilding. The size and quality of our Western timberlands, coupled with their proximity to several deep-water port facilities, competitively position us to meet the needs of Pacific Rim log markets.

Our holdings are composed primarily of Douglas-fir, a species highly valued for its structural strength, stiffness and appearance. All of our lands are located on the west side of the Cascade Mountain Range with soil and rainfall conditions considered favorable for growing this species. Our standing timber inventory is comprised of 83 percent Douglas-fir, 11 percent whitewood and 6 percent hardwood.

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

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 11

2025 Western U.S. Inventory by Species

2025 Western U.S. Inventory by Age / Species

MILLIONS OF TONS
60
50
40
30
20
10
0
AGE (in years)
0-9
10-19
20-29
30-39
40-49
50-59
60-89
90-134
135+
DOUGLAS-FIR/CEDAR
WHITEWOOD
HARDWOOD

Note: Inventory charted includes all conservation and non-harvestable areas.

The average age of timber harvested from our Western timberlands in 2025 was 46 years. In accordance with our sustainable forestry practices, we harvest and replant an average of 2 percent of our Western acreage each year.

Southern United States

Our Southern timberland ownership, covering 11 states, is well situated to serve domestic wood products and pulp markets, including third-party customers and our own mills. For the year ended December 31, 2025, we sold 23 percent of our total Southern log sales volume internally. Additionally, our Atlantic and Gulf coastal locations position us to serve emerging log export markets. Our standing timber inventory is comprised of 79 percent Southern yellow pine and 21 percent hardwood.

Operationally, we focus on efficiently harvesting and hauling logs from our ownership and capitalizing on our scale and supply chain expertise to consistently and reliably supply logs to our internal and external customers year-round.

We lease approximately 98 percent of our owned Southern acreage for recreational purposes.

2025 Southern U.S. Inventory by Species

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 12

2025 Southern U.S. Inventory by Age / Species

MILLIONS OF TONS
90
75
60
45
30
15
0
AGE
(in years)
0-4
5-9
10-14
15-19
20-24
25-29
30+
SOUTHERN YELLOW PINE
HARDWOOD
Note: Inventory charted includes all conservation and non-harvestable areas.

The average age of timber harvested from our Southern timberlands in 2025 was 28 years, excluding mid-rotation thinning. In accordance with our sustainable forestry practices, we harvest and replant an average of 3 percent of our acreage each year in the South.

Northern United States

Our Northern timberlands acres contain a diverse mix of temperate broadleaf hardwoods and mixed conifer species across timberlands located in four states. We grow more than 40 species and market over 300 product grades to a diverse mix of customers.

Our large-diameter cherry, red oak and hard maple sawlogs and veneer logs serve domestic and export furniture markets. Our maple and other appearance woods are used in furniture and high-value decorative applications. In addition to high-value hardwood sawlogs, our log mix includes hardwood fiber logs for pulp and oriented strand board applications. Hardwood pulpwood is a significant market in the Northern region and we have long-term supply agreements, primarily at market rates, for over 90 percent of our hardwood pulp production. Our competitive advantages include a merchandising program to capture the value of premium hardwood logs.

2025 Northern U.S. Inventory by Species

2025 Northern U.S. Inventory by Age / Species

MILLIONS OF TONS
15
10
5
0
AGE
(in years)
0-9
10-19
20-29
30-39
40-49
50-59
60-89
90-134
135+
CONIFER
HARDWOOD

Note: Inventory charted includes all conservation and non-harvestable areas.

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 13

The average age of timber harvested from our Northern timberlands in 2025 was 59 years. Timber harvested in the North is sold predominantly as delivered logs to domestic mills, including our manufacturing facilities. For the year ended December 31, 2025, we sold 8 percent of our total Northern log sales volume internally. In accordance with our sustainable forestry practices, we harvest an average of 1 percent of our acreage each year in the North. Regeneration is predominantly natural, augmented by planting where appropriate.

Canada — Licensed Forestlands

We manage forestlands in Canada under long-term licenses from the provincial governments to secure volume for our manufacturing facilities in various provinces. The provincial governments regulate the volume of timber that may be harvested each year through Annual Allowable Cuts (AAC), which are updated every 10 years. As of December 31, 2025, our AAC by province was:

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

Summary of License Arrangements

THOUSANDS OF
ACRES AS OF
GEOGRAPHIC AREA	DECEMBER 31, 2025
TOTAL ACRES
Province:
Alberta	5,399
British Columbia(1)	1,147
Ontario(2)	2,574
Saskatchewan(2)	4,987
Total Canada	14,107

(1)
All licenses in British Columbia will be transferred to the purchaser of our Princeton lumber mill, pending regulatory approval. See additional discussion at Note 20: Princeton Lumber Mill Divestiture.
(2)
License is managed by partnership.

HOW MUCH WE HARVEST

Our fee harvest volumes are managed sustainably across all regions to ensure the preservation of long-term economic value of the timber and to capture maximum value from the markets in which we operate. This is accomplished by ensuring annual harvest schedules target financially mature timber and reforestation activities align with the growing of timber through its life cycle to financial maturity.

Five-Year Summary of Timberlands Fee Harvest Volumes

FEE HARVEST VOLUMES IN THOUSANDS OF TONS
	2025	2024	2023	2022	2021
West(1)	9,004	8,902	8,753	7,858	8,084
South	24,832	24,514	25,177	24,329	23,304
North	981	940	942	974	1,085
Total	34,817	34,356	34,872	33,161	32,473

(1)
Western logs are primarily transacted in thousand board feet (MBF) but are converted to ton equivalents for external reporting purposes.

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 14

Five-Year Summary of Timberlands Fee Harvest Volumes — Percentage of Grade and Fiber

PERCENTAGE OF GRADE AND FIBER
		2025	2024	2023	2022	2021
West	Grade	90%	92%	91%	89%	92%
	Fiber	10%	8%	9%	11%	8%
South	Grade	48%	46%	47%	45%	49%
	Fiber	52%	54%	53%	55%	51%
North	Grade	39%	35%	35%	37%	51%
	Fiber	61%	65%	65%	63%	49%
Total	Grade	59%	58%	58%	55%	62%
	Fiber	41%	42%	42%	45%	38%

HOW MUCH WE SELL

Our net sales to unaffiliated customers over the last two years were $1.5 billion in 2025 and $1.5 billion in 2024. Our intersegment sales over the last two years were $592 million in 2025 and $554 million in 2024.

Five-Year Summary of Net Sales for Timberlands

NET SALES IN MILLIONS OF DOLLARS
	2025	2024	2023	2022	2021
Net sales to unaffiliated customers:
Delivered logs:
West	$645	$693	$794	$1,004	$869
South	613	603	643	645	589
North	50	46	48	56	52
Total	1,308	1,342	1,485	1,705	1,510
Stumpage and pay-as-cut timber	60	51	56	46	31
Recreational lease revenue	79	77	74	68	65
Other products(1)	47	42	39	39	30
Subtotal net sales to unaffiliated customers	1,494	1,512	1,654	1,858	1,636
Intersegment net sales	592	554	572	561	535
Total	$2,086	$2,066	$2,226	$2,419	$2,171

(1)
Other products include sales of seeds and seedlings from our nursery operations and wood chips.

Five-Year Trend for Total Net Sales in Timberlands

NET SALES IN MILLIONS OF DOLLARS

$2,000
$1,500
$1,000
$500
$0
$1,636
$1,858
$1,654
$1,512
$1,494
$535
$561
$572
$554
$592
2021
2022
2023
2024
2025
INTERSEGMENT SALES
WESTERN LOGS
ALL OTHER PRODUCTS
SOUTHERN LOGS
NORTHERN LOGS

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 15

Percentage of 2025 Sales Dollars to Unaffiliated Customers

Log Sales Volumes

Our sales volumes include fee timber as well as logs purchased in the open market.

Our log sales volumes to unaffiliated customers over the last two years were:

•
22,833 thousand tons in 2025 and
•
22,855 thousand tons in 2024.

We sell three grades of logs — domestic grade, domestic fiber and export. Factors that may affect log sales in each of these categories include:

•
domestic grade log sales — lumber usage, primarily for housing starts and repair and remodel activity, the needs of our own mills and the availability of logs from both outside markets and our own timberlands;
•
domestic fiber log sales — demand for fiber by pulp mills, containerboard mills, pellet mills and oriented strand board mills and
•
export log sales — the level of housing starts in Japan and construction in other international export markets, as well as availability of logs from other countries.

Five-Year Summary of Log Sales Volumes to Unaffiliated Customers

SALES VOLUMES IN THOUSANDS
	2025	2024	2023	2022	2021
Logs – tons:
West(1)	5,663	5,901	6,259	6,296	6,203
South	16,486	16,317	17,173	16,864	16,594
North	684	637	629	707	788
Total	22,833	22,855	24,061	23,867	23,585

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

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 16

Five-Year Summary of Published Domestic Log Prices (#2 Sawlog Bark On — $/MBF)

Five-Year Summary of Export Log Prices (#2 Sawlog Bark On — $/MBF)

Log prices are affected by the supply of and demand for grade and fiber logs. Export log prices are particularly affected by the Japanese housing market, construction activity in other international export markets and the availability of logs from other countries.

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
•
leveraging the integrated nature of our portfolio to drive margin improvement opportunities;
•
leveraging our export and domestic market access, infrastructure, supply chain expertise and strong customer relationships;
•
leveraging our scale, proximity to mills and logistics to broaden end use markets;
•
increasing our recreational lease revenue and
•
continuing to maximize the value of our timberlands portfolio by managing the acres to achieve the highest and best use.

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 17

REAL ESTATE, ENERGY AND NATURAL RESOURCES

Our Real Estate & ENR segment maximizes the value of our timberland ownership through application of our asset value optimization (AVO) process and captures the full value of surface and subsurface assets. In 2021, we launched our Climate Solutions business through which we leverage our resources and expertise to help others meet their goals to reduce carbon emissions or mitigate environmental impacts. This involves an expansion of our established business activities in the areas of conservation, mitigation banking and leasing land for renewable energy projects. Additionally, it involves advancing our participation in other emerging markets focused on the mitigation of carbon emissions, including forest carbon, by which we generate carbon credits through incremental carbon sequestration over a baseline and sell them on voluntary carbon markets, and carbon capture and sequestration, which involves leasing of surface and subsurface ownership to safely and permanently sequester transported carbon emissions from their source. As the largest private owner of timberlands in North America, the scale and geographic diversity of our assets create a unique opportunity for participation in each of these activities, all of which offer natural solutions for reducing carbon emissions and support climate change mitigation efforts.

WHAT WE DO

Real Estate

Properties that exhibit higher use value than commercial timberlands are monetized by our Real Estate business over time. We analyze our existing U.S. timberland holdings using a process we call AVO. We start with understanding the value of a parcel operating as commercial timberlands and then assess the specific real estate attributes of the parcel and its corresponding market. The assessment includes demographics, infrastructure and proximity to amenities and recreation to determine the potential to realize a premium value to commercial timberland. Attributes can evolve over time, and accordingly, the assignment of value and opportunity can change. We continually revisit our AVO assessment across our timberland portfolio. Additionally, we leverage new technology to improve and enhance our ability to identify and capture value from various timber and non-timber attributes, including carbon, renewable energy and other climate solutions opportunities. This technology-enabled approach, referred to as "AVO 2.0", leverages remote sensing, satellite imagery, machine learning and other advanced data analytics, and continues to drive significant improvements in our ability to identify strategic growth opportunities and manage every acre in our portfolio to maximize value across the full suite of attributes and opportunities.

We expect to sell certain properties for recreational, conservation, commercial or residential purposes over time. We will also entitle a small amount of acres for real estate development. Development, outside of entitlement activities, is typically performed by third parties. Mitigation banking consists of setting aside certain areas of our timberlands to preserve, enhance or restore a wetland, stream or habitat area to make up for development by another entity in a similar nearby ecosystem. Activities within the Real Estate business that contribute to climate solutions include conservation sales or easements and mitigation banking. Some of our real estate activities are conducted through our TRSs.

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

Energy and Natural Resources

We focus on maximizing potential opportunities for construction materials, industrial minerals, renewable energy (including wind and solar energy), natural gas, right-of-way easements on our timberland portfolio and retained mineral interests. Activities within the ENR business that contribute to climate solutions include utilizing land for the production of renewable energy like wind and solar, forest carbon and carbon capture and sequestration.

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

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 18

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

The majority of our Energy and Natural Resources revenue sources are located in Arkansas, Oregon, Washington, South Carolina and Georgia (construction material royalties), as well as Louisiana and West Virginia (natural gas royalties).

HOW MUCH WE SELL

Our net sales over the last two years were $454 million in 2025 and $391 million in 2024.

Five-Year Summary of Net Sales for Real Estate, Energy and Natural Resources

NET SALES IN MILLIONS OF DOLLARS
	2025	2024	2023	2022	2021
Net sales:
Real Estate	$330	$280	$237	$235	$246
Energy and Natural Resources	124	111	126	133	98
Total	$454	$391	$363	$368	$344

Five-Year Summary of Real Estate Sales Statistics

REAL ESTATE SALES STATISTICS
	2025	2024	2023	2022	2021
Acres sold	57,095	94,908	62,942	58,791	55,827
Average price per acre	$4,827	$2,682	$3,494	$3,714	$3,725

WHERE WE’RE HEADED

Our competitive strategies include:

•	continuing to leverage our AVO process and technology platform, expertise and scale to identify opportunities to capture a premium to timber value;
•	maintaining a flexible, low-cost execution model by continuing to leverage strategic relationships with outside real estate brokers;
•	expanding our real estate development activities and investment to capture incremental value on portions of our portfolio uniquely positioned in the path of growth;
•	continuing to build out our core Climate Solutions businesses, including forest carbon, carbon capture and sequestration, conservation, renewable energy and mitigation banking;
•	building a biocarbon platform and leveraging our scale and sophistication to pursue additional emerging climate solutions opportunities and
•	delivering the most value from every acre.

WOOD PRODUCTS

We are one of the largest manufacturers and distributors of wood products in North America.

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 19

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

Summary of Wood Products Capacities and Principal Manufacturing Locations as of December 31, 2025

CAPACITIES IN MILLIONS
	PRODUCTION CAPACITY	NUMBER OF FACILITIES	FACILITY LOCATIONS
Structural lumber – board feet(1)	5,236	17	Alabama, Arkansas, Louisiana (2), Mississippi (3), Montana, North Carolina (2), Oklahoma, Oregon (2), Washington (2), Alberta (2)
Oriented strand board – square feet (3/8”)	3,150	6	Louisiana, Michigan, North Carolina, West Virginia, Alberta, Saskatchewan
Engineered solid section – cubic feet(2)	42	6	Alabama, Louisiana, Oregon, West Virginia, British Columbia, Ontario
Softwood plywood – square feet (3/8”)(3)	610	3	Arkansas, Louisiana, Montana
Medium density fiberboard – square feet (3/4”)	265	1	Montana

(1)
In September 2025, we sold our Princeton, B.C. lumber mill. Additionally, this excludes our New Bern, N.C. lumber mill, which was indefinitely curtailed in third quarter 2024.
(2)
This represents total press capacity. Our engineered solid section facilities also may produce engineered I-joists. In 2025, approximately 24 percent of the total press production was converted into 143 million lineal feet of I-joist.
(3)
All of our plywood facilities also produce veneer.

Production capacities listed represent annual production volume under normal operating conditions and producing a normal product mix for each individual facility.

As of December 31, 2025, we also owned or leased 20 distribution centers in the U.S. where our products and complementary building products are sold. In January 2026, we opened an additional distribution center in Billings, Montana.

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 20

Five-Year Summary of Wood Products Production

PRODUCTION IN MILLIONS
	2025	2024	2023	2022	2021
Structural lumber – board feet	4,547	4,404	4,572	4,513	4,815
Oriented strand board – square feet (3/8”)	2,988	2,920	2,933	2,961	2,865
Engineered solid section – cubic feet	22.0	22.3	21.9	23.6	24.0
Engineered I-joists – lineal feet	143	147	147	172	190
Softwood plywood – square feet (3/8”)	322	314	310	259	263
Medium density fiberboard – square feet (3/4”)	118	138	132	161	206

HOW MUCH WE SELL

Revenues of our Wood Products segment come from sales to wood products dealers, do-it-yourself retailers, builders and industrial users. Wood Products net sales were $5.0 billion in 2025 and $5.2 billion in 2024.

Five-Year Summary of Net Sales for Wood Products

NET SALES IN MILLIONS OF DOLLARS
	2025	2024	2023	2022	2021
Structural lumber	$2,037	$1,906	$2,123	$3,374	$3,721
Oriented strand board	762	979	944	1,578	1,840
Engineered solid section	649	708	783	862	679
Engineered I-joists	343	390	447	573	447
Softwood plywood	155	158	166	193	210
Medium density fiberboard	135	159	155	192	186
Other products produced(1)	311	306	335	346	348
Complementary building products	565	615	704	840	790
Total	$4,957	$5,221	$5,657	$7,958	$8,221

(1)
Other products produced sales include wood chips, other byproducts and third-party residual log sales from our Canadian Forestlands operations.

Five-Year Trend for Total Net Sales in Wood Products

NET SALES IN MILLIONS OF DOLLARS
$9,000
$7,500
$6,000
$4,500
$3,000
$1,500
$0
$8,221
$7,958
$5,657
$5,221
$4,957
2021
2022
2023
2024
2025

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 21

Percentage of 2025 Net Sales Dollars in Wood Products

Wood Products Volumes

Five-Year Summary of Sales Volumes for Wood Products

SALES VOLUMES IN MILLIONS(1)
	2025	2024	2023	2022	2021
Structural lumber – board feet	4,740	4,500	4,649	4,658	4,902
Oriented strand board – square feet (3/8”)	2,916	2,810	2,864	2,853	2,726
Engineered solid section – cubic feet	22.0	22.3	22.3	23.0	24.4
Engineered I-joists – lineal feet	141	149	154	171	194
Softwood plywood – square feet (3/8”)	360	342	342	285	308
Medium density fiberboard – square feet (3/4”)	116	135	122	160	205

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

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 22

The following graphs reflect product price trends for the past five years.

Five-Year Summary of Published Lumber Prices — $/MBF

Five-Year Summary of Published Oriented Strand Board Prices — $/MSF

SELECTED PUBLISHED PRODUCT PRICES

$806
$616
$358
$404
$280
2021
2022
2023
2024
2025
OSB (7/16") NORTH CENTRAL PRICE

SOURCE: Random Lengths

WHERE WE’RE HEADED

Our competitive strategies include:

•	delivering industry-leading controllable manufacturing costs and optimizing capacity through operational excellence and disciplined capital execution;
•	aligning closely with fiber supply;
•	expanding our distribution footprint and our lumber and engineered wood products capacity;
•	developing new and innovative products;
•	leveraging our brand and reputation as the preferred provider of quality building products and
•	pursuing disciplined, profitable sales growth in target markets.

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 23

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Brian K. Chaney, 54, has been senior vice president, Wood Products, since June 2024. Previously, he served as vice president, Engineered Wood Products and Innovation from January 2022 to June 2024, vice president, Engineered Wood Products and Distribution from January 2020 to January 2022 and vice president, Wood Products Sales and Marketing from January 2019 to December 2019. Prior to that, he held various operating and leadership roles in the company's Timberlands and Wood Products businesses.

Kristy T. Harlan, 52, has been senior vice president, general counsel and corporate secretary since January 2017. She leads the company's Law department, with responsibility for global legal, compliance, enterprise risk management, procurement and land title functions. Before joining the company, she was a partner at K&L Gates LLP from January 2007 to November 2016. Previously, she worked as an attorney at Preston Gates & Ellis LLP and Akin Gump Strauss Hauer & Feld LLP.

Paul Hossain, 56, has been senior vice president and chief development officer since January 2025. He previously served as vice president of Natural Resources and Climate Solutions from March 2021 to December 2024, and vice president of Energy & Natural Resources from February 2016 to February 2021. Prior to the merger with Weyerhaeuser, Mr. Hossain served in multiple senior leadership roles with Plum Creek Timber Company, Inc., including vice president of Renewable Energy and Supply Chain, and general manager of Energy and Natural Resources.

Travis A. Keatley, 49, has been senior vice president, Timberlands, since September 2021. Previously, he served as vice president, Western Timberlands, from January 2020 to September 2021 and vice president, Southern Timberlands, from January 2018 to December 2019. He also served as Director of Operations, Southern Timberlands, from November 2015 to January 2018. In addition to serving in a variety of additional operations and leadership positions since joining the company in 1997, he led the successful integration of the Longview Timber acquisition in 2013.

Denise M. Merle, 62, has been senior vice president and chief administration officer since February 2018. Previously, she served as senior vice president, Human Resources and Information Technology, from February 2016 to February 2018 and senior vice president, Human Resources and Investor Relations, from February 2014 to February 2016. She was director, Finance and Human Resources, for the Lumber business from 2013 to 2014. Prior to that, she was director, Compliance & Enterprise Planning, from 2009 to 2013, and director, Internal Audit, from 2004 to 2009. She also held various roles in the company's former paper and packaging businesses, including finance, capital planning and analysis, and business development. She is a certified public accountant in the state of Washington.

Devin W. Stockfish, 52, has been president and chief executive officer and a member of the company’s board of directors since January 2019. Previously, he served as senior vice president, Timberlands, from January 2018 to December 2018 and as vice president, Western Timberlands, from January 2017 to December 2017. He also served as senior vice president, general counsel and corporate secretary from July 2014 to December 2016 and as assistant general counsel from March 2013 to July 2014. Before joining the company in March 2013, he was vice president and associate general counsel at Univar Inc. where he focused on mergers and acquisitions, corporate governance and securities law. Previously, he was an attorney in the law department at Starbucks Corporation and practiced corporate law at K&L Gates LLP. Before he began practicing law, Mr. Stockfish was an engineer with the Boeing Company.

David M. Wold, 44, has been senior vice president and chief financial officer since May 2022. He joined Weyerhaeuser in November 2013 and has held a series of accounting and finance leadership roles with increasing responsibility, including serving as corporate controller from March 2018 to May 2019 and vice president and chief accounting officer from May 2019 to May 2022. Prior to joining the company, he served as vice president, finance of Verdiem Corporation, a privately held technology company, from September 2011 to November 2013. Mr. Wold was previously a senior manager at the accounting firm of KPMG LLP. He is a certified public accountant in the state of Washington.

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 24

NATURAL RESOURCE AND ENVIRONMENTAL MATTERS

We are subject to a multitude of statutes and regulations (collectively, "laws") in the operation of our businesses. We also participate in voluntary certification of our timberlands to ensure that we sustain their overall quality, including the protection of wildlife and water quality. Changes in these laws or certification standards can significantly affect our businesses.

REGULATIONS AFFECTING FORESTRY PRACTICES

In the United States, laws established by federal, state and local government agencies to protect, among other things, water quality, wetlands and other wildlife habitat could affect future harvests and forest management practices on our timberlands. Forest practices laws that affect present or future harvest and forest management activities in certain states include:

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

Such actions could increase our operating costs and affect timber supply and prices in general. To date, we do not believe that these measures have had, and we do not believe that in 2026 they will have, a significant effect on our harvesting operations. We anticipate that likely future actions will not disproportionately affect Weyerhaeuser as compared with comparable operations of U.S. competitors.

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 25

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

The identification and protection of habitat and the implementation of range plans and land use action plans may, over time, result in additional restrictions on timber harvests and other forest management practices that could increase operating costs for operators of timberlands in Canada. To date, we do not believe that these Canadian measures have had, and we do not believe that in 2026 they will have, a significant effect on our harvesting operations. We anticipate that likely future measures will not disproportionately affect Weyerhaeuser as compared with similar operations of Canadian competitors.

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

We believe that these regulations and programs have not had, and in 2026 will not have, a significant effect on our total harvest of timber in the United States or Canada. However, these kinds of programs may have such an effect in the future. We expect we will not be disproportionately affected by these programs as compared with typical owners of comparable timberlands. We also expect that these programs will not significantly disrupt our planned operations over large areas or for extended periods.

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

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 26

Final or interim resolution of claims brought by indigenous groups can be expected to result in:

•	additional restrictions on the sale or harvest of timber,
•	potential increase in operating costs and
•	effect on timber supply and prices in Canada.

We believe that such claims will not have a significant effect on our total harvest of timber or production of forest products in 2026, although they may have such an effect in the future.

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

We spent approximately $20 million in 2025 and expect to spend approximately $7 million in 2026 on environmental remediation of these sites.

It is our policy to accrue for environmental remediation costs when we:

•	determine it is probable that such an obligation exists and
•	can reasonably estimate the amount of the obligation.

Based on currently available information and analysis, we believe it is reasonably possible that our costs to remediate all the identified sites may exceed our current accrual of $90 million by up to $282 million. This estimate of the upper end of the range of reasonably possible additional costs is much less certain than the estimates we currently are using to determine how much to accrue. The estimate of the upper range also relies on assumptions less favorable to us among the range of reasonably possible outcomes.

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 27

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

The EPA has issued several rules relating to MACT standards and GHG emissions from various energy-producing sources. Several court decisions have made the extent of applicability of these rules uncertain. Depending on the final outcomes of these decisions, these regulatory programs could affect our operations by increasing the cost of purchasing electricity or from mandated energy demand reductions that could apply to our mills and other facilities that we operate. The EPA is also expected to issue rules relating to biomass emissions, which is a significant source of energy at our mills. The effect of these existing and future emissions regulations, as well as related court decisions, on our operations remains uncertain. We continue to track and evaluate the litigation and regulatory developments but are not able to predict whether the regulations, when complete and implemented, will have a material effect on our operations. To address concerns about GHG as a pollutant, we closely monitor legislative, regulatory and scientific developments pertaining to climate change. For more information about the substantial progress we have made in reducing our GHG emissions, see our discussion in Greenhouse Gas Inventory in the Environmental, Social and Governance (ESG) Practices – Environmental Stewardship section of this report.

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

We believe these developments have not had, and in 2026 will not have, a significant effect on our operations. Although these measures could have a material adverse effect on our operations in the future, we expect that we will not be disproportionately affected by these measures as compared with owners of comparable operations. We maintain an active forestry research program to track and understand any potential effect from physical climate change related parameters that could affect the forests we own and manage and do not currently anticipate any near-term disruptions to our planned operations.

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

Although these and related regulations and measures have not had, and we do not expect in 2026 that they will have, a material effect on our operations, they could in the future.

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 28

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

Pending and future federal and state rulemaking, and judicial challenges thereto, could make application of the Clean Water Act, as well as comparable state laws, more or less costly to Weyerhaeuser, and we are not able to predict the final resolution of these matters. Although this and related regulations have not had, and we do not expect in 2026 that they will have, a material effect on our operations, they could in the future.

REGULATION OF WATER IN CANADA

In Canada, various levels of government have been working to address water issues including use, quality and management. Recent areas of focus include water allocation, regional watershed protection, protection of drinking water, water pricing and a national water quality index.

Changes to the Canadian Federal Fisheries Act have moved the focus of that legislation from habitat protection to fisheries protection and increased penalties. We expect further changes to these regulations, but we cannot predict the scope or potential effect, if any, on our operations. Although this and related Canadian regulations have not had, and we do not expect in 2026 that they will have, a material effect on our operations, they could in the future.

FORWARD-LOOKING STATEMENTS

This report contains statements concerning our future results and performance that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, those relating to: our expected future financial and operating performance; our plans, strategies, intentions, ambitions, goals and expectations; our operational excellence and other strategic initiatives, including those pertaining to operating costs and efficiencies, as well as other costs, product development and production; our capital structure and the sufficiency of our liquidity position to meet future cash requirements; our future debt payments; our expectations concerning contingent liabilities and the sufficiency of litigation and other contingent liability reserves and accruals, including but not limited to cost estimates of future litigation and environmental remediation; our cash return framework, including our target percentage return to shareholders of our Adjusted Funds Available for Distribution through quarterly and supplemental cash dividends and/or share repurchases; expected capital expenditures; expected economic conditions, including expectations and drivers relating to markets, pricing and demand for our products; and our expectations relating to pension contributions to our pension and post-employment benefit plans, returns on invested pension plan assets and expected future benefit payments.

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often involve use of words such as "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "target," or "will," or similar words or terminology. They may use the positive, negative or another variation of those and similar words. These forward-looking statements are based on our current expectations and assumptions and are not guarantees of future events or performance. The realization of our expectations and the accuracy of our assumptions are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The factors listed below and those described under Risk Factors and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), as well as other factors not described herein because they are not currently known to us or we currently judge them to be immaterial, may cause our actual results to differ significantly from our forward-looking statements.

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

•	changes in currency exchange rates, particularly the relative value of the U.S. dollar to the Japanese yen, the Chinese yuan and the Canadian dollar, and the relative value of the euro to the yen;
•	restrictions on international trade and tariffs imposed on imports or exports;

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 29

•	the availability and cost of shipping and transportation;
•	economic activity in Asia, especially Japan, India and China;
•	performance of our manufacturing operations, including maintenance and capital requirements;
•	potential disruptions in our manufacturing operations;
•	the level of competition from domestic and foreign producers;
•	the successful execution of our internal plans and strategic initiatives, including cost reduction initiatives;
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

In addition to the information presented elsewhere in this report, particularly in Our Business, Forward-Looking Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), you should consider the risk factors in this section, as well as those set forth from time to time in our other public statements, reports, registration statements, prospectuses, information statements and other filings we make from time to time with the SEC, in evaluating us, our business and an investment in our securities.

The risks discussed below are not the only risks we face, and our descriptions of such risks, here and elsewhere, should not be considered exhaustive. Additional risks not currently known to us or that we currently deem immaterial also may adversely affect our business, our financial condition, our results of operations, our cash flows and the price of our common stock.

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 30

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

Our business is particularly dependent upon the health of the U.S. housing market, and specifically on demand for new homes and home repair and remodeling. Demand in these markets is sensitive to changes in economic conditions such as the level of employment, consumer confidence, inflation, consumer income, the availability of financing and interest rate levels. Other factors that could limit or adversely affect demand for new homes and home repair and remodeling, and hence demand for our products, include factors such as changes in consumer preferences, limited wage growth, increases in non-mortgage consumer debt, any weakening in consumer confidence, as well as any increase in foreclosure rates and distress sales of houses.

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

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 31

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

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 32

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

Our real property holdings are primarily timberlands and we may make additional timberlands acquisitions in the future. As the owner and manager of more than 10 million acres of timberlands, we are subject to the risks that are inherent in concentrated real estate investments. A downturn in the real estate industry generally, or the timber or forest products industries specifically, could reduce the value of our properties and adversely affect our financial condition, results of operations and cash flows. Such a downturn could also adversely affect our customers and reduce the demand for our products, as well as our ability to execute upon our strategy of selling nonstrategic timberlands and timberland properties that have higher and better uses at attractive prices. These risks may be more pronounced than if we diversified our investments outside of real property holdings.

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

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 33

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

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 34

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

Our success depends, to a significant extent, upon our ability to attract, retain and develop employees to help run our business, including but not limited to employees needed to staff our operations and key personnel capable of performing at a high level to fill roles in senior corporate and operations management. Our financial condition, results of operations or cash flows could be significantly adversely affected if we were to fail to recruit, retain, and develop such employees, or if there were to occur any significant decrease in the availability of such employees or any significant increase in the cost of providing such employees with competitive total compensation and benefits. For the last few years, we have experienced a competitive and challenging labor market. In addition, most of our operations are located in rural communities where we draw from local labor forces to fill many positions in both our Timberlands and Wood Products operations. These communities are often beset with many challenges ranging from struggling economies to limited community resources and access to educational opportunities, any one or more of which could lead to decreases in location populations and therefore decreases in the availability of an able and qualified workforce. A sustained labor shortage or increased turnover rates within our employee base, whether caused by any singular event such as a global pandemic or as a result of general macroeconomic, demographic or other factors, could disrupt our operations and lead to increased labor costs, such as an increased need for overtime work by current employees to meet demand and increased wage rates to attract and retain employees.

A strike or other work stoppage, or our inability to renew collective bargaining agreements on favorable terms, could adversely affect our financial results.

A significant number of employees in our Western Timberlands and in our Wood Products businesses located in the Pacific Northwest are covered by a collective bargaining agreement, and these employees have in the recent past commenced a work stoppage that was subsequently resolved. We also have collective bargaining agreements with smaller groups of employees in various other parts of our business operations. If our unionized employees were to engage in a protracted work stoppage or if our non-unionized employees were to become unionized and thereafter commence a work stoppage, we could experience a significant disruption of operations. If we are unable to reach or renew collective bargaining agreements with our unionized workers, we could also experience higher ongoing labor costs. Any work stoppage by any one or more of our significant customers, transportation providers or suppliers could also have similar negative effects on us. Depending on scope and duration, any of these labor disruptions could have a material adverse effect on our financial condition, results of operations or cash flows.

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 35

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

Our strategic initiatives are designed to improve our results of operations and drive long-term shareholder value, and our financial plans contemplate a combination of important strategic growth initiatives across segments. These initiatives include, among others, optimizing cash flow through operational excellence and opportunistic acquisitions and divestitures, expanding capacity and distribution for our timber and wood products, reducing costs to achieve industry-leading cost structure, innovating in higher-margin products and pursuing opportunities in new and emerging markets. For example, through our Timberlands business we are pursuing opportunities to expand exports in Asia, Europe, the Middle East and Africa, and through our Real Estate, Energy & Natural Resources business we are pursuing opportunities to participate in new and emerging markets for forest carbon credits, renewable energy, carbon storage and biocarbon. In our Wood Products segment, we are making strategic capital investments in our Lumber business, expanding the footprint of our Distribution business and investing resources in new product development. The success of these endeavors is subject to many known and unknown risks. Known risks include but are not limited to market acceptance or changes in demand for our products and services as these markets evolve over time. Domestic and foreign political and regulatory developments could also make these business opportunities less profitable or even impossible to pursue. We are also investing significant capital resources in constructing a new TimberStrand® manufacturing facility, and our ability to realize our projected financial and other benefits of the project is also subject to many known and unknown risks. These include but are not limited to our ability to timely complete construction of the facility, our ability to procure necessary government licenses, approvals and permits, our receipt of certain tax abatement and related financial incentives from state and local governments and the performance of vendors and contractors. There can be no assurance that we will be able to successfully implement any one or more of our important strategic growth initiatives in accordance with our expectations or that our initiatives, even if implemented, will lead to successful achievement of our objectives. If we are not able to successfully implement our initiatives, our business and financial results could be adversely affected.

We may be unsuccessful in carrying out our acquisition strategy.

We intend to strategically pursue acquisitions in all of our business segments when market conditions warrant. As with any investment, our acquisitions may not perform in accordance with our expectations. In addition, we anticipate financing many of these acquisitions through cash from operations, borrowings under our unsecured credit facilities, proceeds from equity or debt offerings or proceeds from strategic asset dispositions, or any combination thereof. Our inability to finance future acquisitions on favorable terms, or at all, could adversely affect our ability to successfully execute strategic acquisitions and thereby adversely affect our results of operations, financial condition and cash flows.

Our joint ventures may pose unique risks.

We currently participate in joint venture and other business partnering structures, and we may in the future participate in additional such arrangements with the same or other parties and with varying business objectives and investment terms. We may also increase our capital investment or otherwise expand our interests in existing joint venture arrangements and partnering structures. Any of these arrangements involve risks including, but not limited to, the risk that one or more of our partners, none of which we control, fail to abide by our agreed upon terms or otherwise take actions that are contrary to our interests, policies or objectives, which could adversely affect our ability to achieve our goals and thereby adversely affect our results of operations, financial condition and cash flows.

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

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 36

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

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 37

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

We conduct a significant portion of our business activities through one or more TRSs. The use of our TRSs enables us to engage in non-REIT qualifying business activities such as the harvesting and sale of logs, manufacture and sale of wood products, and the development and sale of certain higher and better use (HBU) property. Our TRSs are subject to corporate-level income tax. Under the Code, effective January 1, 2026, no

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 38

more than 25 percent (previously 20 percent) of the value of the gross assets of a REIT may be represented by securities of one or more TRSs. This limitation may affect our ability to increase the size of our TRSs’ operations. While we intend to monitor the value of our investments in the stock and securities of our TRSs to ensure compliance with the 25 percent limitation, we cannot provide assurance that we will always be able to comply with the limitation so as to maintain REIT status. If we were to exceed the 25 percent limitation, we may be forced to sell or otherwise distribute assets of our TRSs in order to remain a qualified REIT. Furthermore, our use of TRSs may cause the market to value our common shares differently than the shares of other REITs, which may not use TRSs at all, or as extensively as we use them.

The failure of either of our two subsidiary REITs to maintain their separate REIT qualification could affect the company’s own REIT qualification.

The vast majority of our timberlands are held in two subsidiaries that we operate to qualify as REITs. Our western timberlands and related assets are held in a subsidiary that began qualifying as a REIT beginning in the tax year 2022 and our southern timberlands and related assets are held in another subsidiary that began qualifying as a REIT beginning in the tax year 2025. While our ownership interests in these subsidiaries are qualifying real estate assets for purposes of the company’s 75 percent asset test described above, any failure of either subsidiary REIT to maintain its own separate REIT status would generally result in the subsidiary being subject to regular U.S. corporate income tax, as described above, and the company’s ownership interest in the subsidiary no longer qualifying as a real estate asset for purposes of the 75 percent asset test. If this were to occur, the company’s own REIT qualification could be adversely affected.

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

U.S. AND INTERNATIONAL TRADE POLICY

Recent and future changes in U.S. foreign trade policy and responses from other countries may substantially increase the cost of our products in our export markets as well as increase the cost of imported products and raw materials that we use in our operations.

Our ability to conduct business can be significantly affected by changes in tariffs, duties, taxes or customs resulting from changes in U.S. and foreign trade policy. For example, we export logs and finished wood products to foreign markets, including Canada and China, and our ability to do so profitably could be affected by trade disputes that result in tariffs being charged on these products.

The U.S. presidential administration has taken multiple actions in 2025 to significantly increase tariffs on foreign imports into the United States, including imports from countries to which we export our products, such as Canada and China. For example, on February 1, 2025, the United States imposed tariffs on imports from Canada, Mexico and China, and on April 2, 2025, the United States announced a universal baseline tariff of 10% on almost all imports, plus additional country-specific tariffs for select trading partners, including China. The rates and effective dates of these tariffs have been adjusted on several occasions since the initial announcements, and certain of these tariffs are subject to legal and other challenges, the outcome of which could further change tariff rates and effective dates. In addition to increasing the cost of the wood products that we export to U.S. markets from our Canadian operations, these policies could result in one or more of our foreign export market jurisdictions adopting retaliatory trade policy that makes it more difficult or costly for us to export our products to those countries including, for example, by increasing tariffs, taxes or duties on our products or by placing significant import restrictions on our products such as onerous and excessive phytosanitary requirements. Several countries, including Canada and China, have imposed retaliatory tariffs, and the imposition of U.S. and foreign tariff regimes is fluid and changing. We could experience reduced revenues and margins in our businesses that are adversely affected by international trade policy or disputes, including the terms of any settlement of such disputes. To the extent such trade policies increase prices, they could also reduce the overall demand for our products in affected markets. Likewise, U.S.-imposed tariffs on imports could also increase our costs for products and raw materials that we use in our operations. We may not be able to pass on those cost increases to our customers, and if

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 39

we do pass on those cost increases to our customers, it could reduce demand for our products. Further, tariff-related disruptions could cause supply chain delays and increase our operational expenses. These changes could have a material adverse effect on our business, financial condition and results of operations, including facility closures or impairments of assets. We cannot predict future U.S. or foreign trade policy or the terms and conditions of any resolutions or settlements of international trade disputes and their effects on our business, and the evolving landscape of global trade policies, including the potential for further tariff escalations or broader economic impacts, could adversely affect our business, financial condition and results of operations.

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

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 40

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

We use IT systems to carry out our operating activities, maintain our business records, and collect and store sensitive data, including but not limited to intellectual property and personally identifiable information. Some of our systems are internally managed and some are maintained by third-party service providers. Although we employ, and we believe our third-party service providers employ, what we deem to be reasonably adequate security measures and controls, there can be no assurance that our efforts will be effective against the risks we face from cyber-attacks, including from: computer hackers, foreign governments and cyber terrorists; malicious code (such as malware, viruses and ransomware); an intentional or unintentional personnel action; a natural disaster; a hardware or software corruption, failure or error; a telecommunications system failure or disruption; a service provider failure or error; or any one or more other causes of a security breach, system failure or disruption. The increased prevalence and sophistication of Artificial Intelligence (AI) tools, such as AI-enabled malware, could increase the risks of cyber-attacks to our systems and to those of our third-party service providers. Implementation of new IT systems, including replacement of legacy systems with new or upgraded versions, could also pose a significant risk to us, as any such implementation could involve system failure, potential loss or corruption of our important data, security or internal control failures, delays, cost overruns and disruption to our operations.

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

We may experience risks, liabilities or other issues relating to the use of Artificial Intelligence (AI) in our business.

We have recently begun using third-party developed AI tools for internal purposes, such as data and inventory management and sales and logistics optimization. Over time, we may explore the use of AI in additional areas.

There can be no assurance that any current or future use of AI or machine learning technologies will achieve desired results, improve efficiency or otherwise benefit our business. AI systems are complex and may not always operate as intended, and could produce inaccurate, incomplete or biased outputs, and ineffective or inadequate AI deployment practices could result in unintended consequences. In addition, our business could be disrupted if any of the AI systems we use become unavailable due to extended outages or interruptions or because they are no longer available on commercially reasonable terms or prices.

Laws, regulations and industry standards applicable to AI are rapidly evolving and may require us or our third-party providers to incur significant costs to modify or enhance our business practices to comply with such requirements, which may vary across jurisdictions.

Furthermore, our competitors or other third parties may adopt AI capabilities more quickly or more effectively than we do, which could adversely affect our ability to compete and affect our business, financial condition and results of operations. In addition, the use of AI, even in limited internal applications, may give rise to new risks or liabilities, including increased governmental or regulatory scrutiny, litigation exposure, compliance requirements, ethical considerations and confidentiality or security risks. These risks could, in turn, adversely affect our reputation, business, financial condition and results of operations.

UNRESOLVED STAFF COMMENTS

There are no unresolved comments that were received from the SEC staff relating to our periodic or current reports under the Securities Exchange Act of 1934.

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 41

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

o
At least annual training for company employees who have access to our information systems.
o
Specialized training for all new hires.
o
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

•	A third-party cybersecurity risk management process for service providers and vendors who access our systems.
•	Engaging external cybersecurity experts in incident response development and management.
•	Business continuity plans and critical recovery backup systems.
•	Requiring employees and third parties who have access to our systems to treat confidential and private information and data with care.
•	Insurance for damage to property caused by a cyberattack.

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

BOARD OVERSIGHT OF CYBERSECURITY RISK

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

Like many companies, we face a number of cybersecurity risks in the day-to-day operation of our business. Although during the three-year period ended December 31, 2025 and to date these risks have not materialized into any incident or series of incidents that have materially affected, or are reasonably likely to materially affect the company, its business strategy, results of operations or financial condition or otherwise caused material harm to the company, we have, on occasion, experienced cybersecurity threats to our data and information systems, including phishing attacks. Over this same time period, certain of our vendors and service providers have notified us of cybersecurity incidents involving their own systems and these cybersecurity incidents, likewise, have not materially affected us, our business strategy, results of operations or financial condition or otherwise caused material harm to the company. To date, we have incurred no expenses for penalties or settlements with a

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 42

third party relating to any cybersecurity incidents. For more information about the cybersecurity risks we face, see the risk factor entitled "Information Systems and Cybersecurity" in Item 1A Risk Factors.

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

As of December 31, 2025, there were 10,555 holders of record of our common shares.

INFORMATION ABOUT COMMON SHARE REPURCHASES

The following table provides information with respect to purchases of common shares made by the company during fourth quarter 2025:

			TOTAL NUMBER	APPROXIMATE
			OF SHARES	DOLLAR VALUE
			PURCHASED AS	OF SHARES THAT
			PART OF	MAY YET BE
			PUBLICLY	PURCHASED
	TOTAL NUMBER	AVERAGE	ANNOUNCED	UNDER THE
COMMON SHARE REPURCHASES DURING FOURTH	OF SHARES	PRICE PAID	PLANS OR	PLANS OR
QUARTER 2025	PURCHASED	PER SHARE	PROGRAMS	PROGRAMS
October 1 - October 31	—	$—	—	$948,405,098
November 1 - November 30	—	$—	—	$948,405,098
December 1 - December 31	427,576	$23.39	427,576	$938,405,144
Total	427,576	$23.39	427,576

During second quarter 2025, we completed the $1 billion purchase authorization under the share repurchase program approved by the board in
September 2021 (the 2021 Repurchase Program). On May 8, 2025, we announced the board approved a new share repurchase program (the 2025 Repurchase Program) under which we are authorized to repurchase up to $1 billion of outstanding shares. Concurrently, the board terminated the completed purchase authorization under the 2021 Repurchase Program.

During fourth quarter 2025, we repurchased 427,576 common shares for approximately $10 million (including transaction fees) under the 2025 Repurchase Program in open-market transactions. Transaction fees incurred for repurchases are not counted as use of funds authorized for repurchase under the 2025 Repurchase Program. As of December 31, 2025, we had remaining authorization of $938 million for future share repurchases.

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 43

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL SHAREHOLDER RETURN

Weyerhaeuser Company, S&P 500 and S&P Global Timber & Forestry Index

PERFORMANCE GRAPH ASSUMPTIONS

•	Assumes $100 invested on December 31, 2020, in Weyerhaeuser common stock, the S&P 500 Index and the S&P Global Timber & Forestry Index.
•	Total return assumes dividends received are reinvested immediately.
•	Measurement dates are the last trading day of the calendar year shown.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

WHAT YOU WILL FIND IN THIS MD&A

Our MD&A includes the following major sections:

•	economic and market conditions affecting our operations;
•	financial performance summary;
•	results of operations;
•	liquidity and capital resources;
•	environmental matters, legal proceedings and other contingencies;
•	accounting matters and
•	performance and liquidity measures.

For Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) related to the year ended December 31, 2023, refer to this same section in our 2024 annual report on Form 10-K as filed with the Securities and Exchange Commission on February 14, 2025.

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

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 44

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

Ongoing U.S. trade policy changes have resulted in macroeconomic uncertainty and increased cautiousness by consumers. These policies, along with potential countermeasures by other countries, have the potential to affect supply and demand trends, import and export dynamics, and pricing for our products. Trade and tariff policies are generally separate from the annual establishment and collection of anti-dumping and countervailing duties (AD/CVD) placed on certain products and countries, such as for Canadian softwood lumber.

The discussion below includes a number of publicly available data points, many of which are obtained from U.S. federal government institutions. Due to the federal government shutdown that ended in November, availability of these data points is limited to October or November 2025. All other data points are updated through fourth quarter 2025.

Home sales and building activity continue to moderate in response to elevated mortgage interest rates, reduced affordability and lower consumer confidence. While overall housing inventory remains historically low across many markets, there has been some increase in unsold new and existing single-family units. On a seasonally adjusted annual basis, as reported by the U.S. Census Bureau, housing starts for October 2025 averaged 1.2 million units, a 7.0 percent decrease from third quarter 2025. Single-family starts averaged 874 thousand units in October 2025, a 1.0 percent decrease from third quarter 2025. Multi-family starts averaged 372 thousand units in October 2025, an 18.4 percent decrease from third quarter 2025. Single-family construction is the primary driver for our business as compared to multi-family due to the amount of wood products used. Sales of newly built single-family homes averaged a seasonally adjusted annual rate of 737 thousand units for October 2025, a 5.9 percent increase from third quarter 2025, driven by builder incentives and moderate relief in mortgage rates. Notwithstanding current macroeconomic uncertainty and potential impacts to housing demand, we expect a favorable U.S. housing construction market over the medium to long-term, supported by strong demographics in the key home buying age cohorts and a decade of under building.

Repair and remodeling expenditures decreased 0.6 percent from third quarter 2025 to the end of November 2025, according to the Census Bureau Advance Retail Spending report. While there continues to be steady demand due to growing home equity and the lock-in effect of lower mortgage rates compared to current rates, many homeowners have been more cautious in discretionary spending on large projects. Recent softness has been reflected in both the do-it-yourself (DIY) and professionally built segments, largely driven by subdued consumer confidence, elevated interest rates and concerns around the trajectory of the economy. Slower sales of existing homes have also contributed to muted activity as there is often an increase in upgrades and repairs before and after the sale of a home. Over the longer term, we expect this sector to return to historical growth trends driven by recent deferrals in repair and remodel spending, higher levels of home equity and an aging U.S. housing stock, with a median age of 46 years.

In U.S. wood product markets, soft end use demand and steady supply have led to continued price weakness in commodity products. In fourth quarter 2025, the Random Lengths Framing Lumber Composite price averaged $378/MBF and the OSB Composite averaged $234/MSF, both near multi-decade lows on an inflation-adjusted basis. Over the course of fourth quarter 2025, composite prices for lumber increased from $367/MBF to $385/MBF and composite prices for OSB decreased from $237/MSF to $230/MSF. The Framing Lumber Composite began the fourth quarter on a slight upward trajectory supported by improving Western SPF pricing and broader concerns around the Section 232 tariff, which took effect in October. As the quarter progressed, ample product supply and seasonally softer demand led to lower composite pricing through early December. By quarter end, product supply decreased and demand improved as buyers replenished lean inventories. This drove price gains across North American lumber markets, with a notable increase in Southern Yellow Pine. For OSB, soft product pricing in fourth quarter 2025 was largely driven by lower demand in response to the seasonal reduction in new home construction activity. In September 2025, Weyerhaeuser elected to moderate production across its lumber mill set in response to the softer demand environment, and maintained a lower operating posture through year end 2025. When combined with the volume impact associated with the sale of the company’s sawmill in Princeton, British Columbia – which was sold in late third quarter 2025 – Weyerhaeuser’s lumber production volumes decreased by 14 percent in fourth quarter 2025 compared to the prior quarter. The company expects to return to a more normalized operating posture in first quarter 2026.

In Western log markets, Douglas-fir sawlog prices decreased 5.6 percent in fourth quarter 2025 compared with third quarter 2025, as reported by Fastmarkets RISI Log Lines based on Weyerhaeuser’s sales mix. Log prices in the domestic market faced downward pressure as supply remained ample, and mills continued to carry elevated log inventories and navigate a challenging lumber market. In the South, delivered sawlog prices decreased 2.3 percent in fourth quarter 2025 compared to third quarter 2025 and declined 2.3 percent from fourth quarter 2024, as reported by TimberMart-South. Delivered pine pulpwood prices decreased 2.1 percent in fourth quarter 2025 compared to third quarter 2025 and declined 4.7 percent from fourth quarter 2024 as reported by TimberMart-South. In general, Southern log supply remains ample and wood product and fiber mills continue to align production with end-market demand. Pulpwood prices have been more challenged in several localized regions following recent mill closures.

Currency exchange rates, available supply from other countries and trade policy affect our export businesses. In Japan, total housing starts decreased 7.4 percent year-to-date through December compared to the same period in 2024, while the key Post and Beam segment saw a 4.0 percent decrease, in part due to more stringent building permit requirements which went into effect on April 1, 2025. The slowing demand has been partially offset by a decrease in lumber imports to Japan from Europe and reduced inventories of European lumber in the Japanese market. In China, during fourth quarter 2025 regulators lifted the March 4, 2025 suspension of log imports from the U.S. As a result, Weyerhaeuser is in the early stages of re-establishing its log export program to strategic customers in China.

Interest rates affect our business primarily through their impact on mortgage rates and housing affordability, their general impact on the economy and their influence on our capital management activities. Actions by the U.S. Federal Reserve, the overall condition of the economy and fluctuations in financial markets are all factors that influence long-term interest rates. 30-year mortgage rates, which are generally correlated with long-term interest rates, decreased from 6.3 percent in third quarter 2025 to 6.2 percent in fourth quarter 2025, according to economic data from Freddie Mac. Many builders have been able to offset higher mortgage rates through discounts, mortgage rate buydowns and modifying product offerings such as home sizes and finishes. Higher rates have also locked in many existing homeowners from selling, thereby reducing inventories of existing homes for sale which has led to incremental demand for available new homes.

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 45

Increased inflation affects the cost of our operations across each of our business segments, including costs for raw materials, transportation, energy and labor. The Consumer Price Index increased at an annual rate of 2.7 percent as of December 2025 compared to 3.0 percent as of September 2025. This rate is markedly down from prior periods of elevated inflation. While we can offset some of our costs that are affected by inflation through our sales activities, operational excellence initiatives and procurement practices, not all costs associated with inflation can be fully mitigated or passed on to the customer.

The condition of the labor market affects all of our businesses as it relates to our ability to attract and retain employees and contractors. The unemployment rate remained level at 4.4 percent in third quarter 2025 and fourth quarter 2025.

Governments and businesses across the globe have publicly expressed that climate change is a compelling issue requiring considerable responsive action; many have made significant commitments toward decarbonizing activities and operations and reducing greenhouse gas emissions. Achieving these commitments will require significant efforts, including modifying operations, investing in low-carbon technologies or purchasing credits to reduce environmental impacts. Although political and broader sentiment for climate change mitigation activities and related investments can fluctuate, we expect that over the long-term, climate change will continue to be a significant social concern and priority. With that in mind, we believe we are uniquely positioned to help others achieve climate change mitigation goals through our Climate Solutions business.

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 46

FINANCIAL PERFORMANCE SUMMARY

Net Sales by Segment

Contribution to Earnings by Segment

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 47

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

CONSOLIDATED RESULTS

HOW WE DID

Summary of Financial Results

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES
		AMOUNT OF CHANGE
			2025
			vs.
	2025	2024	2024
Net sales	$6,905	$7,124	$(219)
Costs of sales	$5,880	$5,811	$69
Operating income	$731	$685	$46
Net earnings	$324	$396	$(72)
Basic and diluted earnings per share	$0.45	$0.54	$(0.09)

COMPARING 2025 WITH 2024

Net Sales

Net sales decreased $219 million — 3 percent — primarily due to a $264 million decrease in Wood Products net sales attributable to decreased sales realizations across most product lines, as well as an $18 million decrease in Timberlands net sales to unaffiliated customers attributable to decreased log sales realizations and volumes in the Western region. These decreases were partially offset by a $63 million increase in Real Estate, Energy and Natural Resources net sales attributable to an increase in average price per acre sold.

Costs of Sales

Costs of sales increased $69 million — 1 percent — primarily due to increased sales volumes for structural lumber, oriented strand board and softwood plywood within our Wood Products segment, partially offset by a decrease in acres sold in our Real Estate, Energy and Natural Resources segment and decreased Western sales volumes in our Timberlands segment.

Operating Income

Operating income increased $46 million — 7 percent — primarily due to:

•	a $266 million increase in gain on sale of timberlands (refer to: Note 4: Timberland Acquisitions and Divestitures);
•	a $43 million increase in insurance recoveries;
•	a $29 million gain on the sale of our Princeton lumber mill in third quarter 2025;
•	a $27 million decrease in general and administrative expenses and
•	a $10 million decrease in noncash impairment charges.

These changes were partially offset by:

•	a $288 million decrease in consolidated gross margin (see discussion of components above);
•	a $25 million decrease in product remediation recoveries received and
•	an $18 million noncash environmental remediation charge recorded in fourth quarter 2025.

Refer to the breakout of these items in Note 17: Other Operating Costs, Net.

Net Earnings

Net earnings decreased $72 million — 18 percent — primarily due to a $178 million increase in non-operating and other post-employment benefit costs, primarily attributable to a $145 million noncash pension settlement charge (refer to: Note 8: Pension and Other Post-Employment Benefit Plans), as well as a $31 million decrease in interest income and other. These changes were partially offset by a $95 million decrease in tax expense (refer to Income Taxes) and the $46 million increase in operating income discussed above.

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 48

TIMBERLANDS

HOW WE DID

We report sales volumes and fee harvest volumes for our Timberlands segment in Our Business/What We Do/Timberlands.

Net Sales and Net Contribution to Earnings for Timberlands

DOLLAR AMOUNTS IN MILLIONS
		AMOUNT OF CHANGE
			2025
			vs.
	2025	2024	2024
Net sales to unaffiliated customers:
Delivered logs:
West	$645	$693	$(48)
South	613	603	10
North	50	46	4
Total	1,308	1,342	(34)
Stumpage and pay-as-cut timber	60	51	9
Recreational and other lease revenue	79	77	2
Other products(1)	47	42	5
Subtotal net sales to unaffiliated customers	1,494	1,512	(18)
Intersegment net sales	592	554	38
Total segment net sales	$2,086	$2,066	$20
Costs of sales	$1,664	$1,686	$(22)
Operating income	$586	$279	$307
Interest income and other	—	1	(1)
Net contribution to earnings	$586	$280	$306

(1)
Other products include sales of seeds and seedlings from our nursery operations and wood chips.

COMPARING 2025 WITH 2024

Net Sales — Unaffiliated Customers

Net sales to unaffiliated customers decreased $18 million — 1 percent — primarily due to a $48 million decrease in Western log sales attributable to a 4 percent decrease in sales volumes and a 3 percent decrease in sales realizations. This decrease was partially offset by a $10 million increase in Southern log sales attributable to a 1 percent increase in sales volumes, as well as a $9 million increase in stumpage and pay-as-cut timber sales attributable to increased sales realizations and sales volumes.

Intersegment Sales

Intersegment sales increased $38 million — 7 percent — primarily due to a 3 percent increase in sales realizations, as well as a 3 percent increase in sales volumes.

Costs of Sales

Costs of sales decreased $22 million — 1 percent — primarily due to decreased Western sales volumes, partially offset by increased Southern sales volumes.

Net Contribution to Earnings

Net contribution to earnings increased $306 million — 109 percent — primarily due to a $266 million increase in gain on sale of timberlands (refer to Note 4: Timberland Acquisitions and Divestitures), as well as the change in the components of gross margin, as discussed above.

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 49

REAL ESTATE, ENERGY AND NATURAL RESOURCES

HOW WE DID

We report acres sold and average price per acre for our Real Estate, Energy and Natural Resources (Real Estate & ENR) segment in Our Business/What We Do/Real Estate, Energy and Natural Resources.

Net Sales and Net Contribution to Earnings for Real Estate, Energy and Natural Resources

DOLLAR AMOUNTS IN MILLIONS
		AMOUNT OF CHANGE
			2025
			vs.
	2025	2024	2024
Net sales to unaffiliated buyers:
Real estate	$330	$280	$50
Energy and natural resources	124	111	13
Total segment net sales	$454	$391	$63
Costs of sales	$117	$152	$(35)
Operating income and Net contribution to earnings	$315	$216	$99

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

COMPARING 2025 WITH 2024

Net Sales

Net sales increased $63 million — 16 percent — primarily due to an increase in average price per acre sold and an increase in right-of-way easements and royalty income from our Energy and Natural Resources business, partially offset by a decrease in acres sold.

Costs of Sales

Costs of sales decreased $35 million — 23 percent — primarily due to a decrease in acres sold.

Operating Income and Net Contribution to Earnings

Operating income and net contribution to earnings increased $99 million — 46 percent — primarily due to the change in the components of gross margin, as discussed above.

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 50

WOOD PRODUCTS

HOW WE DID

We report sales volumes and annual production data for our Wood Products segment in Our Business/What We Do/Wood Products.

Net Sales and Net Contribution to Earnings for Wood Products

DOLLAR AMOUNTS IN MILLIONS
		AMOUNT OF CHANGE
			2025
			vs.
	2025	2024	2024
Net sales:
Structural lumber	$2,037	$1,906	$131
Oriented strand board	762	979	(217)
Engineered solid section	649	708	(59)
Engineered I-joists	343	390	(47)
Softwood plywood	155	158	(3)
Medium density fiberboard	135	159	(24)
Complementary building products	565	615	(50)
Other products produced (1)	311	306	5
Total segment net sales	$4,957	$5,221	$(264)
Costs of sales	$4,674	$4,516	$158
Operating income and Net contribution to earnings	$55	$457	$(402)

(1)
Other products produced sales include wood chips, other byproducts and third-party residual log sales from our Canadian Forestlands operations.

COMPARING 2025 WITH 2024

Net Sales

Net sales decreased $264 million — 5 percent — primarily due to:

•	a $217 million decrease in oriented strand board sales attributable to a 25 percent decrease in sales realizations, partially offset by a 4 percent increase in sales volumes;
•	a $59 million decrease in engineered solid section sales attributable to a 7 percent decrease in sales realizations and a 1 percent decrease in sales volumes;
•	a $50 million decrease in complementary building products sales attributable to a decrease in sales volumes across most products;
•	a $47 million decrease in engineered I-joist sales attributable to a 7 percent decrease in sales realizations and a 5 percent decrease in sales volumes;
•	a $24 million decrease in medium density fiberboard sales attributable to a 14 percent decrease in sales volumes and a 1 percent decrease in sales realizations and
•	a $3 million decrease in softwood plywood sales attributable to a 7 percent decrease in sales realizations, partially offset by a 5 percent increase in sales volumes.

These decreases were partially offset by a $131 million increase in structural lumber sales attributable to a 5 percent increase in sales volumes and a 1 percent increase in sales realizations, as well as a $5 million increase in other products produced sales attributable to an increase in wood chip sales volumes.

Costs of Sales

Costs of sales increased $158 million — 3 percent — primarily due to increased sales volumes for structural lumber, oriented strand board and softwood plywood.

Operating Income and Net Contribution to Earnings

Operating income and net contribution to earnings decreased $402 million — 88 percent — primarily due to the change in the components of gross margin, as discussed above, as well as a $25 million product remediation recovery recorded in second quarter 2024. These changes were partially offset by a $10 million noncash impairment charge related to the indefinite curtailment of our New Bern lumber mill recorded in third quarter 2024 and a $29 million gain related to the sale of our Princeton lumber mill recorded in third quarter 2025 (refer to the breakout of these items in Note 17: Other Operating Costs, Net).

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 51

UNALLOCATED ITEMS

Unallocated items are gains or charges not related to, or allocated to, an individual operating segment. They include all or a portion of items such as:

•	share-based compensation,
•	pension and post-employment costs,
•	elimination of intersegment profit in inventory and LIFO — the last-in, first-out method,
•

foreign exchange transaction gains and losses resulting from changes in exchange rates primarily related to our U.S. dollar denominated cash and debt balances that are held by our Canadian subsidiary, as well as

•	interest income and other.

Net Charge to Earnings for Unallocated Items

DOLLAR AMOUNTS IN MILLIONS
		AMOUNT OF CHANGE
			2025
			vs.
	2025	2024	2024
Unallocated corporate function and variable compensation expense	$(166)	$(154)	$(12)
Liability classified share-based compensation	1	2	(1)
Foreign exchange gain	1	1	—
Elimination of intersegment profit in inventory and LIFO	11	4	7
Other, net	(72)	(120)	48
Operating loss	(225)	(267)	42
Non-operating pension and other post-employment benefit costs	(220)	(42)	(178)
Interest income and other	22	52	(30)
Net charge to earnings	$(423)	$(257)	$(166)

Net charge to earnings increased by $166 million — 65 percent — primarily due to:

•

a $178 million increase in non-operating pension and other post-employment benefit costs, primarily attributable to a $145 million pension settlement charge (refer to Note 8: Pension and Other Post-Employment Benefit Plans);

•	a $30 million decrease in interest income and other, primarily attributable to a decrease in cash and cash equivalents and
•	a $12 million increase in unallocated corporate function and variable compensation expense.

These changes were partially offset by a $48 million decrease in other, net, primarily attributable to a $30 million increase in insurance recoveries, as well as a $7 million increase in the benefit from elimination of intersegment profit in inventory and LIFO.

INTEREST EXPENSE

Our net interest expense incurred for the last two years was:

•	$273 million in 2025 and
•	$269 million in 2024.

Interest expense increased by $4 million compared to 2024 primarily due to $3 million of debt extinguishment costs incurred in conjunction with the partial redemption of our $750 million 4.75 percent senior unsecured notes due in May 2026, as well as a series of debt issuances and retirements in 2025 that increased our outstanding debt, partially offset by a decrease in our weighted average interest rate.

Refer to Note 11: Long-Term Debt, Net for further information.

INCOME TAXES

As a REIT, we generally are not subject to federal corporate level income taxes on REIT taxable income that is distributed to shareholders. Historical distributions to shareholders, including amounts and tax characteristics, are summarized in the table below.

AMOUNTS PER SHARE
	2025	2024
Common - capital gain distribution	$0.84	$0.94

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 52

We are required to pay corporate income taxes on earnings of our TRSs, which include our Wood Products segment and portions of our Timberlands and Real Estate & ENR segments' earnings. Our provision for income taxes is primarily driven by earnings generated by our TRSs.

Our provision for income taxes the last two years was:

•	$64 million benefit in 2025 and
•	$31 million expense in 2024.

Income tax expense decreased by $95 million compared to 2024, resulting in a net benefit position, primarily due to a significant decrease in our TRS earnings in 2025 and the effect of a $34 million tax benefit related to the noncash pretax settlement charge recorded in connection with our U.S. pension plan, as well as a decrease in our effective tax rate.

Refer to Note 8: Pension and Other Post-Employment Benefit Plans and Note 18: Income Taxes for further information.

LIQUIDITY AND CAPITAL RESOURCES

We are committed to maintaining an appropriate capital structure that provides financial flexibility and enables us to protect the interests of our shareholders and meet our obligations to our lenders, while also maintaining access to all major financial markets. As of December 31, 2025, we had $464 million in cash and cash equivalents, $1.75 billion of availability on our line of credit, which expires in June 2030, and $1.75 billion of availability on our commercial paper program. We believe we have sufficient liquidity to meet our cash requirements for the foreseeable future.

CASH FROM OPERATIONS

Consolidated net cash from operations was:

•	$562 million in 2025 and
•	$1,008 million in 2024.

COMPARING 2025 WITH 2024

Net cash from operations decreased by $446 million, primarily due to decreased cash inflows from our business operations, as well as a $201 million increase in pension and post-employment benefit contributions and payments, as discussed below. Refer to Note 8: Pension and Other Post-Employment Benefit Plans for further information.

Pension Contributions and Benefit Payments Made and Expected

During 2025, we contributed a total of $219 million to our pension and post-employment benefit plans, including a $200 million voluntary contribution to our U.S. qualified pension plan, compared to a total of $18 million during 2024.

For 2026, we expect to contribute approximately $20 million to our pension and post-employment benefit plans. Refer to Note 8: Pension and Other Post-Employment Benefit Plans for further information.

INVESTING IN OUR BUSINESS

Cash from investing activities includes items such as:

•	capital expenditures for property, equipment and reforestation,
•	acquisitions and divestitures of timberlands,
•	proceeds from sales of assets and operations and
•	purchases and maturities of short-term investments.

Consolidated net cash from investing activities was:

•	$(475) million in 2025 and
•	$(636) million in 2024.

COMPARING 2025 WITH 2024

Net cash from investing activities increased by $161 million, primarily due to a $405 million increase in proceeds from the sale of timberlands and a $61 million increase in proceeds from the sale of our Princeton lumber mill, partially offset by a $218 million increase in cash spent on the acquisition of timberlands and a $59 million increase in capital expenditures for property and equipment.

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 53

Summary of Capital Spending by Business Segment

DOLLAR AMOUNTS IN MILLIONS
	2025	2024
Timberlands	$120	$105
Wood Products	353	294
Unallocated Items	1	17
Total	$474	$416

During fourth quarter 2024, we announced our plan to invest approximately $500 million to build a new TimberStrand® facility in Monticello, Arkansas. This capital outlay may be sourced from cash on hand or through future financing, as deemed appropriate. Construction began in 2025, with the goal of starting operations in 2027. Once completed, the new facility will increase our engineered wood products capacity by approximately 10 million cubic feet. In 2025, we had $109 million in capital expenditures related to the construction of this facility.

We expect our capital expenditures for 2026 to be approximately $400-$450 million, excluding approximately $300 million of investment in our Monticello engineered wood products facility. We exclude this investment for purposes of calculating our annual Adjusted Funds Available for Distribution (Adjusted FAD), as used in our flexible cash return framework. The amount we spend on capital expenditures could change due to:

•	future economic conditions,
•	environmental regulations,
•	changes in the composition of our business,
•	weather,
•	timing of equipment purchases and
•	capital needs related to other business opportunities.

FINANCING

Cash from financing activities includes items such as:

•	issuances and payments of debt and
•	payments for cash dividends and repurchasing stock.

Consolidated net cash from financing activities was:

•	$(290) million in 2025 and
•	$(852) million in 2024.

COMPARING 2025 WITH 2024

Net cash from financing activities increased by $562 million, primarily due to a $1,199 million increase in net proceeds from issuance of long-term debt and a $78 million decrease in cash paid for dividends, partially offset by a $712 million increase in payments on long-term debt.

LONG-TERM DEBT

Our consolidated long-term debt (including current portion) was:

•	$5,572 million as of December 31, 2025 and
•	$5,076 million as of December 31, 2024.

The $496 million increase in our long-term debt during 2025 is primarily attributable to:

•	the August 2025 issuance of an $800 million senior unsecured term loan;
•	the March 2025 issuance of a $300 million senior unsecured term loan and
•	the November 2025 loan of $102 million related to resource recovery revenue bonds.

These issuances were partially offset by:

•	the August 2025 partial repayment of approximately $500 million of our $750 million 4.75 percent senior unsecured notes;
•	the January 2025 repayment of our $139 million 8.50 percent debentures and
•	the March 2025 repayment of our $71 million 7.95 percent debentures.

The weighted average interest rate and the weighted average maturity on our long-term debt as of December 31, 2025 were 5.11 percent and 6.5 years, respectively.

See Note 11: Long-Term Debt, Net for more information.

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 54

LINE OF CREDIT

In June 2025, we amended and restated our senior unsecured revolving credit facility to extend the expiration date to June 2030, while increasing borrowing capacity from $1.5 billion to $1.75 billion. Borrowings will bear interest at a floating rate based on either the adjusted term Secured Overnight Financing Rate (SOFR) plus a spread or a mutually agreed-upon base rate plus a spread. As of December 31, 2025 and 2024, we had no outstanding borrowings on the revolving credit facility.

Refer to Note 10: Line of Credit and Commercial Paper Program for further information.

COMMERCIAL PAPER PROGRAM

In November 2025, we established a commercial paper program under which we may issue short-term, unsecured commercial paper notes pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Under this program, we may issue notes from time to time in an aggregate amount not to exceed $1.75 billion outstanding at any time. The notes will have maturities of up to 397 days from the date of issue and will not be subject to voluntary prepayment or redemption prior to maturity. We use our revolving credit facility as a liquidity backstop for the repayment of short-term unsecured notes issued under the commercial paper program. There were no notes outstanding under this program as of December 31, 2025.

Refer to Note 10: Line of Credit and Commercial Paper Program for further information.

OUR COVENANTS

Our key covenants include the requirement to maintain:

•	a minimum total adjusted shareholders' equity of $3.0 billion and
•	a defined debt-to-total-capital ratio of 65 percent or less.

Our total adjusted shareholders' equity is comprised of:

•	total shareholders’ equity,
•	excluding accumulated other comprehensive loss,
•	minus our investment in our unrestricted subsidiaries.

Our capitalization is comprised of:

•	total debt,
•	plus total adjusted shareholders' equity.

As of December 31, 2025, we had:

•	total adjusted shareholders' equity of $9.7 billion and
•	a defined debt-to-total-capital ratio of 36.4 percent.

When calculating compliance in accordance with financial debt covenants as of December 31, 2025 and December 31, 2024, we excluded the full amount of accumulated other comprehensive loss of $293 million and $402 million, respectively. See Note 14: Shareholders’ Interest for further information on accumulated other comprehensive loss.

There are no other significant financial debt covenants related to our third-party debt.

INTEREST RATE SWAP HEDGING RELATIONSHIP

During third quarter 2025, we entered into interest rate swaps with the risk management objective of managing exposure to interest rate volatility by converting variable rate debt obligations associated with our new $800 million term loan into fixed rate payments. The interest rate swaps provide the right to make fixed rate payments to the counterparty in exchange for variable, SOFR-based payments on a monthly settlement schedule. As of December 31, 2025, our interest rate swap agreements with an aggregate notional amount of $800 million were designated as cash flow hedging instruments of variable, SOFR-based interest payments on our $800 million term loan. No comparable activity was present for the year ended December 31, 2024.

Refer to Note 12: Fair Value of Financial Instruments for further information.

CREDIT RATINGS

As of December 31, 2025, our long-term issuer credit rating was BBB and Baa2 from S&P and Moody’s, respectively.

DIVIDENDS

We paid cash dividends on common shares of:

•	$606 million in 2025 and
•	$684 million in 2024.

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 55

The decrease in dividends paid is primarily due to a supplemental dividend of $0.14 per share based on 2023 financial results for a total of $102 million paid in first quarter 2024.

Under our cash return framework, we plan to supplement our base dividend with an additional return of variable cash, as appropriate, in the form of share repurchase and/or a supplemental cash dividend to achieve our targeted total return to shareholders of 75 to 80 percent of annual Adjusted Funds Available for Distribution (Adjusted FAD). For further information on Adjusted FAD see Performance and Liquidity Measures.

SHARE REPURCHASES

During second quarter 2025, we completed the $1 billion purchase authorization under the share repurchase program approved by the board in
September 2021 (the 2021 Repurchase Program). On May 8, 2025, we announced the board approved a new share repurchase program (the 2025 Repurchase Program) under which we are authorized to repurchase up to $1 billion of outstanding shares. Concurrently, the board terminated the completed purchase authorization under the 2021 Repurchase Program.

We repurchased 6.1 million common shares for approximately $160 million (including transaction fees) during the year ended December 31, 2025. We repurchased 4.9 million common shares for approximately $153 million (including transaction fees) in 2024. As of December 31, 2025, we had remaining authorization of $938 million for future share repurchases. For further information on share repurchases see Note 14: Shareholders’ Interest.

OUR CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

More details about our contractual obligations and commercial commitments are in Note 8: Pension and Other Post-Employment Benefit Plans, Note 10: Line of Credit and Commercial Paper Program, Note 11: Long-Term Debt, Net, Note 12: Fair Value of Financial Instruments, Note 13: Legal Proceedings, Commitments and Contingencies, Note 16: Leases and Note 18: Income Taxes.

Significant Contractual Obligations as of December 31, 2025

Significant contractual obligations as of December 31, 2025 include our long-term debt obligations and lease obligations. Refer to Note 11: Long-Term Debt, Net, Note 12: Fair Value of Financial Instruments and Note 16: Leases for further information. Additional significant contractual obligations are included below.

DOLLAR AMOUNTS IN MILLIONS
			PAYMENTS DUE BY PERIOD
		LESS THAN	1–3	3–5	MORE THAN
	TOTAL	1 YEAR	YEARS	YEARS	5 YEARS
Interest(1)	$1,751	$274	$474	$309	$694
Purchase obligations(2)	$346	$166	$132	$15	$33
Employee-related obligations(3)	$263	$125	$19	$17	$34

(1)
Amounts presented for interest payments assume that all long-term debt obligations outstanding as of December 31, 2025 will remain outstanding until maturity. Interest payments related to our $800 million term loan due in 2028 are treated as fixed due to the impact of the related interest rate swap.
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
(3)
The timing of certain payments within this category will be triggered by retirements or other events. These payments can include workers compensation, deferred compensation and banked vacation, among other obligations. When the timing of payment is uncertain, the amounts are included in the total column only. Minimum pension funding is required by established funding standards and estimates are not made for 2027 onward. Estimated payments of contractually obligated post-employment benefits are not included due to the uncertainty of payment timing.

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements have not had — and are not reasonably likely to have — a material effect on our current or future financial condition, results of operations or cash flows. Note 10: Line of Credit and Commercial Paper Program contains our disclosures of surety bonds and letters of credit.

ENVIRONMENTAL MATTERS, LEGAL PROCEEDINGS AND OTHER CONTINGENCIES

See Note 13: Legal Proceedings, Commitments and Contingencies.

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 56

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

Our discount rates as of December 31, 2025 are:

•	5.3 percent for our U.S. pension plans — compared with 5.7 percent at December 31, 2024;
•	5.0 percent for our U.S. post-employment benefit plans — compared with 5.5 percent at December 31, 2024;
•	4.9 percent for our Canadian pension plans — compared with 4.7 percent at December 31, 2024 and
•	4.6 percent for our Canadian post-employment benefit plans — compared with 4.5 percent at December 31, 2024.

Pension expenses for 2026 will be based on the 5.3 percent and 4.9 percent assumed discount rates for the U.S. pension plans and the Canadian pension plans, respectively, and the 5.0 percent and 4.6 percent assumed discount rates for the U.S. and Canadian post-employment benefit plans, respectively.

Our discount rates are important in determining the cost of our plans. A 50 basis point decrease in our discount rate would increase expense or reduce a credit by approximately:

•	$8 million for our U.S. qualified pension plans and
•	$2 million for our Canadian registered pension plans.

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

Adjusted EBITDA by Segment

DOLLAR AMOUNTS IN MILLIONS
	2025	2024
Timberlands	$581	$539
Real Estate & ENR	411	349
Wood Products	250	661
Unallocated Items	(221)	(257)
Total	$1,021	$1,292

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 57

We reconcile Adjusted EBITDA to net earnings for the consolidated company and to operating income (loss) for the business segments, as those are the most directly comparable U.S. GAAP measures for each.

The table below reconciles Adjusted EBITDA by segment to net earnings for the year ended December 31, 2025:

DOLLAR AMOUNTS IN MILLIONS
		REAL ESTATE	WOOD	UNALLOCATED
	TIMBERLANDS	& ENR	PRODUCTS	ITEMS	TOTAL
Net earnings					$324
Interest expense, net of capitalized interest					273
Income taxes					(64)
Net contribution (charge) to earnings	$586	$315	$55	$(423)	$533
Non-operating pension and other post-employment benefit costs(1)	—	—	—	220	220
Interest income and other	—	—	—	(22)	(22)
Operating income (loss)	586	315	55	(225)	731
Depreciation, depletion and amortization	261	12	224	12	509
Basis of real estate sold	—	84	—	—	84
Special items included in operating income (loss)(2)(3)(4)	(266)	—	(29)	(8)	(303)
Adjusted EBITDA	$581	$411	$250	$(221)	$1,021

(1)
Non-operating pension and other post-employment benefit costs includes a pretax special item consisting of a $145 million noncash settlement charge related to the transfer of pension plan assets and liabilities to an insurance company through the purchase of a group annuity contract.
(2)
Operating income (loss) for Timberlands includes pretax special items consisting of a $117 million gain on the sale of Georgia and Alabama timberlands and a $149 million gain on the sale of Oregon timberlands.
(3)
Operating income (loss) for Wood Products includes a pretax special item consisting of a $29 million gain on the sale of our Princeton lumber mill.
(4)
Operating income (loss) for Unallocated Items includes pretax special items consisting of an $18 million noncash environmental remediation charge and a $26 million insurance recovery.

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

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 58

The table below reconciles net earnings before special items to net earnings:

DOLLAR AMOUNTS IN MILLIONS
	2025	2024
Net earnings	$324	$396
Environmental remediation charge	14	—
Gain on sale of lumber mill	(21)	—
Gain on sale of timberlands	(266)	—
Insurance recovery	(19)	—
Pension settlement charge	111	—
Product remediation recovery	—	(19)
Restructuring, impairments and other charges	—	7
Net earnings before special items	$143	$384

The table below reconciles net earnings per diluted share before special items to net earnings per diluted share:

AMOUNTS PER SHARE
	2025	2024
Net earnings per diluted share	$0.45	$0.54
Environmental remediation charge	0.02	—
Gain on sale of lumber mill	(0.03)	—
Gain on sale of timberlands	(0.36)	—
Insurance recovery	(0.03)	—
Pension settlement charge	0.15	—
Product remediation recovery	—	(0.02)
Restructuring, impairments and other charges	—	0.01
Net earnings per diluted share before special items	$0.20	$0.53

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 59

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

The table below reconciles Adjusted FAD to net cash from operations:

DOLLAR AMOUNTS IN MILLIONS
	2025	2024
Net cash from operations	$562	$1,008
Capital expenditures	(474)	(416)
FAD	$88	$592
Cash from product remediation recovery	—	(25)
Cash contribution to our U.S. qualified pension plan	200	—
Monticello engineered wood products facility capital expenditures	109	—
Adjusted FAD	$397	$567
Net cash from investing activities	$(475)	$(636)
Net cash from financing activities	$(290)	$(852)

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 60

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

SUMMARY OF LONG-TERM DEBT OBLIGATIONS AS OF DECEMBER 31, 2025

DOLLAR AMOUNTS IN MILLIONS
	2026	2027	2028	2029	2030	THEREAFTER	TOTAL(1)	FAIR VALUE
Fixed-rate debt	$522	$300	$—	$750	$750	$1,935	$4,257	$4,242
Weighted average interest rate	6.26%	6.95%	—%	4.00%	4.00%	5.40%	5.12%	N/A
Variable-rate debt(2)	$—	$—	$1,050	$—	$300	$—	$1,350	$1,350

(1)
Excludes $35 million of unamortized discounts and capitalized debt expense.
(2)
As of December 31, 2025, the weighted average interest rate for our variable-rate debt was 5.05%, excluding estimated patronage refunds and the impact of interest rate swaps.

In 2025, we entered into interest rate swaps with the risk management objective of managing exposure to interest rate volatility by converting variable rate debt obligations associated with our new $800 million term loan into fixed rate payments. The interest rate swaps provide the right to make fixed rate payments to the counterparty in exchange for variable, SOFR-based payments on a monthly settlement schedule. As of December 31, 2025, our interest rate swap agreements with an aggregate notional amount of $800 million were designated as cash flow hedging instruments of variable, SOFR-based interest payments on our $800 million term loan. No comparable activity was present as of and for the year ended December 31, 2024.

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 61

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Weyerhaeuser Company:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Weyerhaeuser Company and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 13, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Projected benefit obligations for pensions

As discussed in Notes 1 and 8 to the consolidated financial statements, the Company's projected benefit obligations for pension plans were $1,881 million as of December 31, 2025, which included the projected benefit obligation for the U.S. qualified pension plans. The Company estimates the liability related to their pension plans using actuarial models that include assumptions about the Company’s discount rates.

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

Seattle, Washington

February 13, 2026

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 62

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2025

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES
	2025	2024	2023
Net sales (Note 3)	$6,905	$7,124	$7,674
Costs of sales	5,880	5,811	5,992
Gross margin	1,025	1,313	1,682
Selling expenses	92	88	87
General and administrative expenses	453	480	431
Gain on sale of timberlands (Note 4)	(266)	—	(84)
Other operating costs, net (Note 17)	15	60	62
Operating income	731	685	1,186
Non-operating pension and other post-employment benefit costs (Note 8)	(220)	(42)	(45)
Interest income and other	22	53	76
Interest expense, net of capitalized interest	(273)	(269)	(280)
Earnings before income taxes	260	427	937
Income taxes (Note 18)	64	(31)	(98)
Net earnings	$324	$396	$839
Basic and diluted earnings per share (Note 5):	$0.45	$0.54	$1.15
Weighted average shares outstanding (in thousands) (Note 5):
Basic	723,162	728,398	731,654
Diluted	723,567	728,957	732,222

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 63

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2025

DOLLAR AMOUNTS IN MILLIONS
	2025	2024	2023
Comprehensive income:
Net earnings	$324	$396	$839
Other comprehensive income (loss):
Foreign currency translation adjustments	21	(40)	7
Changes in unamortized actuarial loss, net of tax (expense) benefit of $(28) in 2025, $20 in 2024 and $17 in 2023	86	(69)	(51)
Changes in unamortized net prior service credit, net of tax benefit (expense) of $1 in 2025, $(1) in 2024 and $2 in 2023	—	—	(2)
Unrealized net gain on cash flow hedges, net of tax expense of $1 in 2025, $0 in 2024 and $0 in 2023 (Note 12)	2	—	—
Total comprehensive income	$433	$287	$793

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 64

CONSOLIDATED BALANCE SHEET

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PAR VALUE
	DECEMBER 31, 2025	DECEMBER 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$464	$684
Receivables, net	303	306
Receivables for taxes	10	9
Inventories (Note 6)	593	607
Assets held for sale (Note 4)	128	—
Prepaid expenses and other current assets	154	142
Total current assets	1,652	1,748
Property and equipment, net (Note 7)	2,420	2,329
Construction in progress	337	287
Timber and timberlands at cost, less depletion	11,533	11,551
Minerals and mineral rights, less depletion	177	189
Deferred tax assets (Note 18)	97	24
Other assets	397	408
Total assets	$16,613	$16,536
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt (Notes 11 and 12)	$522	$210
Accounts payable	278	255
Accrued liabilities (Note 9)	478	512
Total current liabilities	1,278	977
Long-term debt, net (Notes 11 and 12)	5,050	4,866
Deferred tax liabilities (Note 18)	18	26
Deferred pension and other post-employment benefits (Note 8)	485	596
Other liabilities	356	350
Total liabilities	7,187	6,815
Commitments and contingencies (Note 13)
Equity:
Weyerhaeuser shareholders’ interest (Notes 14 and 15):
Common shares: $1.25 par value; authorized 1,360 million shares; issued and outstanding: 720,531 thousand shares at December 31, 2025 and 725,845 thousand shares at December 31, 2024	901	908
Other capital	7,390	7,500
Retained earnings	1,428	1,715
Accumulated other comprehensive loss (Note 14)	(293)	(402)
Total equity	9,426	9,721
Total liabilities and equity	$16,613	$16,536

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 65

c

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2025

DOLLAR AMOUNTS IN MILLIONS
	2025	2024	2023
Cash flows from operations:
Net earnings	$324	$396	$839
Noncash charges (credits) to earnings:
Depreciation, depletion and amortization	509	502	500
Basis of real estate sold	84	120	93
Deferred income taxes, net (Note 18)	(114)	(40)	(4)
Pension and other post-employment benefits (Note 8)	239	63	68
Share-based compensation expense (Note 15)	43	43	36
Gain on lumber mill sale (Note 20)	(29)	—	—
Gain on sale of timberlands (Note 4)	(266)	—	(84)
Other	7	2	(2)
Change in:
Receivables, net	14	45	4
Receivables and payables for taxes	(20)	14	41
Inventories	—	(55)	(13)
Prepaid expenses and other current assets	11	19	(13)
Accounts payable and accrued liabilities	11	(38)	35
Pension and post-employment benefit contributions and payments (Note 8)	(219)	(18)	(20)
Other	(32)	(45)	(47)
Net cash from operations	562	1,008	1,433
Cash flows from investing activities:
Capital expenditures for property and equipment	(423)	(364)	(390)
Capital expenditures for timberlands reforestation	(51)	(52)	(57)
Acquisition of timberlands (Note 4)	(469)	(251)	(233)
Proceeds from lumber mill sale (Note 20)	61	—	—
Proceeds from sale of timberlands (Note 4)	405	—	166
Purchase of short-term investments	—	—	(664)
Maturities of short-term investments	—	—	664
Other	2	31	6
Net cash from investing activities	(475)	(636)	(508)
Cash flows from financing activities:
Cash dividends on common shares	(606)	(684)	(1,216)
Net proceeds from issuance of long-term debt (Note 11)	1,199	—	992
Payments on long-term debt (Note 11)	(712)	—	(978)
Repurchases of common shares (Note 14)	(160)	(154)	(131)
Other	(11)	(14)	(9)
Net cash from financing activities	(290)	(852)	(1,342)
Net change in cash, cash equivalents and restricted cash	$(203)	$(480)	$(417)
Cash, cash equivalents and restricted cash at beginning of year	$684	$1,164	$1,581
Cash, cash equivalents and restricted cash at end of year	$481	$684	$1,164
Cash paid during the year for:
Interest, net of amounts capitalized of $11 in 2025, $10 in 2024 and $7 in 2023	$272	$259	$283
Income taxes, net of refunds	$67	$60	$63

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 66

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2025

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES
	2025	2024	2023
Common shares:
Balance at beginning of year	$908	$912	$916
Issued for exercise of stock options and vested units	1	2	1
Repurchases of common shares (Note 14)	(8)	(6)	(5)
Balance at end of year	901	908	912
Other capital:
Balance at beginning of year	7,500	7,608	7,691
Issued for exercise of stock options	3	4	7
Repurchases of common shares (Note 14)	(152)	(147)	(120)
Share-based compensation	43	43	36
Other transactions, net	(4)	(8)	(6)
Balance at end of year	7,390	7,500	7,608
Retained earnings:
Balance at beginning of year	1,715	2,009	2,389
Net earnings	324	396	839
Dividends on common shares	(611)	(690)	(1,219)
Balance at end of year	1,428	1,715	2,009
Accumulated other comprehensive loss:
Balance at beginning of year	(402)	(293)	(247)
Other comprehensive income (loss)	109	(109)	(46)
Balance at end of year	(293)	(402)	(293)
Total equity:
Balance at end of year	$9,426	$9,721	$10,236
Dividends paid per common share	$0.84	$0.94	$1.66

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 67

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 68

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

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 69

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

Reclassifications

We have reclassified certain balances and results from prior years to be consistent with our 2025 reporting. This makes balances comparable from year to year. Our reclassifications had no effect on consolidated net earnings or equity.

HOW WE ACCOUNT FOR CERTAIN KEY ITEMS

This section provides information about how we account for certain key items related to:

•
capital investments,
•
financing our business and
•
our operations.

ITEMS RELATED TO CAPITAL INVESTMENTS

Key items related to accounting for capital investments pertain to property and equipment, timber and timberlands and impairment of long-lived assets.

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 70

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

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 71

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

Derivative Instruments. At times, we may manage exposure to certain risks by entering into derivative instruments. We do not enter into derivative instruments for speculative purposes.

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

See Note 12: Fair Value of Financial Instruments.

Cash Equivalents

Cash equivalents are investments with maturities of 90 days or less at the date of purchase. We state cash equivalents at cost, which approximates market.

Concentration of Risk

We disclose customers that represent a concentration of risk. As of December 31, 2025 and December 31, 2024, no customer accounted for 10 percent or more of our net sales.

ITEMS RELATED TO OPERATIONS

Key items related to operations include revenue recognition, inventories, shipping and handling costs, income taxes, pension and other post-employment benefit plans and contingent liabilities.

Revenue Recognition

Refer to Note 3: Revenue Recognition for details on how we account for revenue.

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 72

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

Pension plans. We have defined benefit pension plans covering approximately 30 percent of our employees. Determination of benefits differs for salaried, hourly and union employees as follows:

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

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 73

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

NEW ACCOUNTING PRONOUNCEMENTS

Income Taxes

In 2025, we adopted the FASB Accounting Standards Update (ASU) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which expands annual income tax disclosures to disaggregate rate reconciliations and income taxes paid by nature and jurisdiction. The adoption of this standard did not impact our Consolidated Statement of Operations, Consolidated Balance Sheet or Consolidated Statement of Cash Flows. The expanded disclosures are incorporated in Note 18: Income Taxes.
WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 74

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

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 75

NOTE 2: BUSINESS SEGMENTS

Our business segments and how we account for those segments are discussed in Note 1: Summary of Significant Accounting Policies. This note provides key financial data by business segment and information about our chief operating decision maker.

KEY FINANCIAL DATA BY BUSINESS SEGMENT

Sales, Significant Segment Expenses and Net Contribution (Charge) to Earnings

DOLLAR AMOUNTS IN MILLIONS
				UNALLOCATED
		REAL		ITEMS AND
		ESTATE	WOOD	INTERSEGMENT
	TIMBERLANDS	& ENR	PRODUCTS	ELIMINATIONS	CONSOLIDATED
2025
Net sales to unaffiliated customers	$1,494	$454	$4,957	$—	$6,905
Intersegment sales	592	—	—	(592)	—
Total	2,086	454	4,957	(592)	6,905
Costs of sales	1,664	117	4,674	(575)	5,880
Gross margin	422	337	283	(17)	1,025
Selling expenses	1	—	88	3	92
General and administrative expenses	97	27	156	173	453
Other segment items(1)	(262)	(5)	(16)	230	(53)
Net contribution (charge) to earnings	$586	$315	$55	$(423)	$533
2024
Net sales to unaffiliated customers	$1,512	$391	$5,221	$—	$7,124
Intersegment sales	554	—	—	(554)	—
Total	2,066	391	5,221	(554)	7,124
Costs of sales	1,686	152	4,516	(543)	5,811
Gross margin	380	239	705	(11)	1,313
Selling expenses	1	—	85	2	88
General and administrative expenses	100	26	155	199	480
Other segment items(1)	(1)	(3)	8	45	49
Net contribution (charge) to earnings	$280	$216	$457	$(257)	$696
2023
Net sales to unaffiliated customers	$1,654	$363	$5,657	$—	$7,674
Intersegment sales	572	—	—	(572)	—
Total	2,226	363	5,657	(572)	7,674
Costs of sales	1,746	126	4,699	(579)	5,992
Gross margin	480	237	958	7	1,682
Selling expenses	1	—	84	2	87
General and administrative expenses	100	26	149	156	431
Other segment items(1)	(109)	—	16	40	(53)
Net contribution (charge) to earnings	$488	$211	$709	$(191)	$1,217
(1)
Other segment items for each reportable segment includes recurring and non-recurring income and expense items. For our Timberlands segment, this includes a legal benefit in 2023 and gains on the sale of timberlands in 2023 and 2025. For our Wood Products segment, this includes insurance recoveries in 2023, product remediation recoveries and an impairment charge related to the indefinite curtailment of our New Bern lumber mill in 2024, and a gain on the sale of our Princeton lumber mill in 2025. For Unallocated Items, this includes a legal expense in 2023, noncash environmental remediation charges in 2023 and 2025, as well as non-operating pension and other post-employment benefit costs, interest income and other and insurance recoveries for all periods presented. Refer to Note 17: Other Operating Costs, Net for additional information.

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 76

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

Reconciliation of Net Contribution to Earnings to Net Earnings

DOLLAR AMOUNTS IN MILLIONS
	2025	2024	2023
Net contribution to earnings	$533	$696	$1,217
Interest expense, net of capitalized interest	(273)	(269)	(280)
Income before income taxes	260	427	937
Income taxes	64	(31)	(98)
Net earnings	$324	$396	$839

Additional Financial Information

DOLLAR AMOUNTS IN MILLIONS
		REAL ESTATE	WOOD	UNALLOCATED
	TIMBERLANDS	& ENR	PRODUCTS	ITEMS	CONSOLIDATED
Depreciation, depletion and amortization
2025	$261	$12	$224	$12	$509
2024	$260	$13	$219	$10	$502
2023	$267	$16	$210	$7	$500
Capital expenditures
2025	$120	$—	$353	$1	$474
2024	$105	$—	$294	$17	$416
2023	$111	$—	$323	$13	$447

Total Assets

DOLLAR AMOUNTS IN MILLIONS
	TIMBERLANDS AND	WOOD	UNALLOCATED
	REAL ESTATE & ENR	PRODUCTS	ITEMS	CONSOLIDATED
Total assets(1)
2025	$12,687	$3,194	$732	$16,613
2024	$12,545	$3,116	$875	$16,536

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

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 77

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

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 78

MAJOR PRODUCTS

A Reconciliation of Revenue Recognized by our Major Products:

DOLLAR AMOUNTS IN MILLIONS
	2025	2024	2023
Net sales to unaffiliated customers:
Timberlands segment
Delivered logs:
West
Domestic sales	$372	$350	$377
Export grade sales	273	343	417
Subtotal West	645	693	794
South	613	603	643
North	50	46	48
Subtotal delivered logs sales	1,308	1,342	1,485
Stumpage and pay-as-cut timber	60	51	56
Recreational and other lease revenue	79	77	74
Other(1)	47	42	39
Net sales attributable to Timberlands segment	1,494	1,512	1,654
Real Estate & ENR segment
Real estate	330	280	237
Energy and natural resources	124	111	126
Net sales attributable to Real Estate & ENR segment	454	391	363
Wood Products segment
Structural lumber	2,037	1,906	2,123
Oriented strand board	762	979	944
Engineered solid section	649	708	783
Engineered I-joists	343	390	447
Softwood plywood	155	158	166
Medium density fiberboard	135	159	155
Complementary building products	565	615	704
Other(2)	311	306	335
Net sales attributable to Wood Products segment	4,957	5,221	5,657
Total	$6,905	$7,124	$7,674

(1)
Other Timberlands sales includes sales of seeds and seedlings from our nursery operations as well as wood chips.
(2)
Other Wood Products sales include wood chips, other byproducts and third-party residual log sales from our Canadian Forestlands operations.

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 79

NOTE 4: TIMBERLAND ACQUISITIONS AND DIVESTITURES

VIRGINIA DIVESTITURE

In February 2026, we completed the sale of 108 thousand acres of Virginia timberlands for approximately $193 million. This sale was not considered a strategic shift that had, or will have, a major effect on our operations or financial results and therefore did not meet the requirements for presentation as discontinued operations. However, the related assets did meet the relevant criteria to be classified as held for sale on our current period Consolidated Balance Sheet. As of December 31, 2025, assets held for sale of $128 million within our Timberlands segment were included in "Assets held for sale" on our Consolidated Balance Sheet.

GEORGIA AND ALABAMA DIVESTITURE

In December 2025, we completed the sale of 86 thousand acres of Georgia and Alabama timberlands for $216 million, which is net of purchase price adjustments and closing costs. As a result of the sale, we recorded a $117 million gain in the Timberlands segment in our Consolidated Statement of Operations. This sale was not considered a strategic shift that had, or will have, a major effect on our operations or financial results and therefore did not meet the requirements for presentation as discontinued operations.

OREGON DIVESTITURE

In October 2025, we completed the sale of 28 thousand acres of Oregon timberlands for $190 million, which is net of purchase price adjustments and closing costs. As a result of the sale, we recorded a $149 million gain in the Timberlands segment in our Consolidated Statement of Operations. This sale was not considered a strategic shift that had, or will have, a major effect on our operations or financial results and therefore did not meet the requirements for presentation as discontinued operations.

NORTH CAROLINA AND VIRGINIA ACQUISITION

In August 2025, we completed the purchase of 117 thousand acres of North Carolina and Virginia timberlands for $364 million. We recorded $361 million of timberland assets in "Timber and timberlands at cost, less depletion" and $3 million of related assets in "Property and equipment, net" on our Consolidated Balance Sheet.

WASHINGTON ACQUISITION

In August 2025, we completed the purchase of approximately 10 thousand acres of Washington timberlands for $95 million. We recorded $94 million of timberland assets in "Timber and timberlands at cost, less depletion" and $1 million of related assets in "Property and equipment, net" on our Consolidated Balance Sheet.

ALABAMA ACQUISITIONS

In July 2024, we announced acquisitions totaling 84 thousand acres of Alabama timberlands for $244 million. The first transaction was completed in May 2024 and was comprised of 13 thousand acres for $48 million. We recorded $47 million of timberland assets in "Timber and timberlands at cost, less depletion" and $1 million of related assets in "Property and equipment, net" on our Consolidated Balance Sheet. The second transaction was completed in August 2024 and was comprised of 32 thousand acres for $82 million. We recorded $81 million of timberland assets in "Timber and timberlands at cost, less depletion" and $1 million of related assets in "Property and equipment, net" on our Consolidated Balance Sheet. The third transaction was completed in October 2024 and was comprised of 39 thousand acres for $114 million. We recorded $113 million of timberland assets in "Timber and timberlands at cost, less depletion" and $1 million of related assets in "Property and equipment, net" on our Consolidated Balance Sheet.

SOUTHERN TIMBERLANDS ACQUISITION AND DIVESTITURE

In December 2023, we completed the sale of 63 thousand acres of South Carolina timberlands for $166 million, which is net of purchase price adjustments and closing costs. This transaction was structured as a like-kind exchange along with the acquisition discussed below. As a result of the sale, we recorded an $84 million gain in the Timberlands segment in our Consolidated Statement of Operations. This sale was not considered a strategic shift that had, or will have, a major effect on our operations or financial results and therefore did not meet the requirements for presentation as discontinued operations.

In December 2023, we completed the purchase of 61 thousand acres of timberlands across the Carolinas and Mississippi for $159 million, which is net of purchase price adjustments. As a result of the purchase, we recorded $157 million of timberland assets in “Timber and timberlands at cost, less depletion” and $2 million of related assets in “Property and equipment, net” on our Consolidated Balance Sheet.

MISSISSIPPI ACQUISITION

In July 2023, we completed the purchase of 22 thousand acres of Mississippi timberlands for approximately $60 million. We recorded $59 million of timberland assets in "Timber and timberlands at cost, less depletion" and $1 million of related assets in "Property and equipment, net" on our Consolidated Balance Sheet.

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 80

NOTE 5: NET EARNINGS PER SHARE

Our basic and diluted earnings per share for the last three years were:

•	$0.45 in 2025,
•	$0.54 in 2024 and
•	$1.15 in 2023.

HOW WE CALCULATE BASIC AND DILUTED NET EARNINGS PER SHARE

Basic earnings per share is net earnings available to common shareholders divided by the weighted average number of our outstanding common shares, including stock equivalent units where there is no circumstance under which those shares would not be issued.

Diluted earnings per share is net earnings available to common shareholders divided by the sum of the:

•	weighted average number of our outstanding common shares and
•	the effect of our outstanding dilutive potential common shares.

Dilutive potential common shares may include:

•	outstanding stock options,
•	restricted stock units and
•	performance share units.

Calculation of Weighted Average Number of Outstanding Common Shares – Dilutive

SHARES IN THOUSANDS
	2025	2024	2023
Weighted average number of outstanding shares — basic	723,162	728,398	731,654
Dilutive potential common shares:
Stock options	34	109	132
Restricted stock units	150	294	201
Performance share units	221	156	235
Total effect of outstanding dilutive potential common shares	405	559	568
Weighted average number of outstanding common shares — dilutive	723,567	728,957	732,222

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

Potential Shares Not Included in the Computation of Diluted Earnings per Share

SHARES IN THOUSANDS
	2025	2024	2023
Stock options	—	607	609
Performance share units	833	947	706

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 81

NOTE 6: INVENTORIES

Inventories include raw materials, work-in-process and finished goods as well as materials and supplies, as shown below:

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2025	DECEMBER 31, 2024
LIFO inventories:
Logs	$28	$23
Lumber, plywood, oriented strand board and fiberboard	74	82
Other products	9	14
Moving average cost or FIFO inventories:
Logs	39	55
Lumber, plywood, oriented strand board, fiberboard and engineered wood products	107	130
Other products	173	147
Materials and supplies	163	156
Total	$593	$607

If we used FIFO for all LIFO inventories, our stated inventories would have been higher by $121 million as of December 31, 2025 and $115 million as of December 31, 2024.

HOW WE ACCOUNT FOR OUR INVENTORIES

The Inventories section of Note 1: Summary of Significant Accounting Policies provides details about how we account for our inventories.

NOTE 7: PROPERTY AND EQUIPMENT, NET

Property and equipment includes land, buildings and improvements, machinery and equipment, roads and other items.

Carrying Value of Property and Equipment and Estimated Service Lives

DOLLAR AMOUNTS IN MILLIONS
		DECEMBER 31,	DECEMBER 31,
	RANGE OF LIVES	2025	2024
Property and equipment, at cost:
Land	N/A	$86	$83
Buildings and improvements	15-40	1,338	1,253
Machinery and equipment	5-25	4,286	4,120
Roads	10-35	798	783
Other	3-10	70	70
Total cost		6,578	6,309
Accumulated depreciation and amortization		(4,158)	(3,980)
Property and equipment, net		$2,420	$2,329

SERVICE LIVES AND DEPRECIATION

In general, additions are classified into components, each with its own estimated useful life as determined at the time of purchase.

Depreciation and amortization expense for property and equipment was:

•
$282 million in 2025,
•
$273 million in 2024 and
•
$261 million in 2023.

NOTE 8: PENSION AND OTHER POST-EMPLOYMENT BENEFIT PLANS

This note provides details about defined benefit and defined contribution plans we sponsor for our employees. The Pension and Other Post-Employment Benefit Plans section of Note 1: Summary of Significant Accounting Policies provides information about how we account for pension and other post-employment plans and benefits.

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 82

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

We sponsor various defined contribution plans for our U.S. and Canadian salaried and hourly employees. Our contributions to these plans were $38 million, $37 million and $35 million in 2025, 2024 and 2023, respectively.

Actions to Reduce Pension Plan Obligations

As part of our continued efforts to reduce pension plan obligations, we transferred approximately $455 million of U.S. qualified pension plan liabilities to an insurance company through the purchase of a group annuity contract in November 2025 (2025 Retiree Annuity Purchase). The contract purchase was funded from $440 million of U.S. qualified pension plan assets. In connection with this transaction, we recorded a noncash pretax settlement charge of $145 million during 2025. This settlement charge accelerated the recognition of previously unrecognized losses in "Accumulated Other Comprehensive Loss" that would have been recognized in subsequent periods, and is classified as "Non-operating pension and other post-employment benefits costs" in our Consolidated Statement of Operations.

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 83

FUNDED STATUS OF PLANS

The funded status of the plans we sponsor is determined by comparing the projected benefit obligation with the fair value of plan assets at the end of the year. The following table demonstrates how our plans' funded status is reflected on our Consolidated Balance Sheet.

DOLLAR AMOUNTS IN MILLIONS
	PENSION		OPEB
	2025	2024	2025	2024
Projected benefit obligation at beginning of year	$2,234	$2,347	$79	$89
Service cost	19	21	—	—
Interest cost	119	117	4	4
Actuarial loss (gain)(1)	73	(102)	(6)	(3)
Plan participants’ contributions	—	—	2	2
Benefits paid, including lump sum and annuity transfers	(577)	(130)	(10)	(11)
Foreign currency translation and other	13	(19)	—	(2)
Projected benefit obligation at end of year	$1,881	$2,234	$69	$79
Fair value of plan assets at beginning of year (estimated)	$1,743	$2,000	$3	$5
Actual return on plan assets	88	(118)	—	—
Employer contributions and benefit payments	214	12	5	6
Plan participants’ contributions	—	—	2	2
Benefits paid, including lump sum and annuity transfers	(577)	(130)	(10)	(11)
Other, including foreign currency translation	15	(21)	—	1
Fair value of plan assets at end of year (estimated)	$1,483	$1,743	$—	$3
Presentation on our Consolidated Balance Sheet:(2)
Noncurrent assets	$36	$47	$—	$—
Current liabilities	(9)	(11)	(9)	(7)
Noncurrent liabilities	(425)	(527)	(60)	(69)
Funded status(3)	$(398)	$(491)	$(69)	$(76)
Accumulated benefit obligation at end of year	$1,831	$2,179	N/A	N/A
Actuarial Assumptions Used in Estimating Our Pension and OPEB Benefit Obligations:
Discount rate(4)	4.90 - 5.30%	4.70 - 5.70%	4.60 - 5.00%	4.50 - 5.50%
Rate of compensation increase(5)	1.00 - 13.00%	1.00 - 13.00%	N/A	N/A
Lump sum distributions election(6)	70.00%	70.00%	N/A	N/A
Healthcare cost trend rate:
Assumed for next year(7)	N/A	N/A	4.99 - 7.00%	5.06 - 7.00%
Ultimate(7)	N/A	N/A	4.00 - 4.50%	4.00 - 4.50%
Year when rate will reach ultimate(7)	N/A	N/A	2036 - 2040	2035 - 2040

(1)
Actuarial loss (gain) is primarily due to year-over-year changes in discount rates.
(2)
Assets and liabilities on our Consolidated Balance Sheet are different from the cumulative income or expense that we have recorded associated with the plans. The differences are actuarial loss (gain) and prior service (cost) credit that are deferred and amortized into periodic benefit costs in future periods. Unamortized amounts are recorded in "Accumulated Other Comprehensive Loss", which is a component of total equity on our Consolidated Balance Sheet. The Accumulated Other Comprehensive Loss section of Note 14: Shareholders' Interest details changes in these amounts by component.
(3)
For pension plans with a projected benefit obligation exceeding plan assets, the projected benefit obligation and fair value of plan assets were $1.6 billion and $1.2 billion at December 31, 2025, respectively, and $2.0 billion and $1.5 billion at December 31, 2024, respectively. For pension plans with an accumulated benefit obligation exceeding plan assets, the accumulated benefit obligation and fair value of plan assets were $1.6 billion and $1.2 billion at December 31, 2025, respectively, and $2.0 billion and $1.5 billion at December 31, 2024, respectively.
WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 84

(4)
For the U.S. defined benefit plans, the discount rate assumption was 5.3% and 5.7% for 2025 and 2024, respectively. For the Canadian defined benefit plans, the discount rate assumption was 4.9% and 4.7% for 2025 and 2024, respectively. For U.S. OPEB plans, the discount rate assumption was 5.0% and 5.5% for 2025 and 2024, respectively. For Canadian OPEB plans, the discount rate assumption was 4.6% and 4.5% for 2025 and 2024, respectively. For lump sum distributions (for U.S. qualified salaried and nonqualified plans only), the interest and mortality assumptions are the same as those mandated by the Pension Protection Act of 2006 for benefits commencing in the current year.
(5)
For the U.S. defined benefit plans, the rate of compensation increase assumption for both 2025 and 2024 was between 2.00% - 13.00% for salaried participants and was decreasing with participant age. For the Canadian defined benefit plans, the rate of compensation increase assumption was 1.00% - 2.75% and 2.00% - 2.75% for salaried and hourly participants, respectively, for both 2025 and 2024.
(6)
U.S. qualified salaried and nonqualified plans only.
(7)
For U.S. OPEB plans, the healthcare cost trend rate assumption for the next year for Pre-Medicare was 7.00% for both 2025 and 2024. The ultimate healthcare cost trend rate was 4.50% for both 2025 and 2024 and the assumption for the year the ultimate healthcare cost trend rate is reached was 2036 and 2035 in 2025 and 2024, respectively. For Canadian OPEB plans, the healthcare cost trend rate assumption for the next year was 4.99% and 5.06% for 2025 and 2024, respectively. The ultimate healthcare cost trend rate was 4.00% and the assumption for the year the ultimate healthcare cost trend rate is reached was 2040 for both 2025 and 2024.

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

Our investment strategy targets a percentage allocation to growth assets and a percentage allocation to liability hedging assets based on each plan’s funded status. We expect to increase the allocation to liability hedging assets over time as the funded status of the pension plans improves. Growth assets may include investments in global public equities, hedge funds (which are in redemption), private equity assets (which are in run-off mode), fixed income and real estate and infrastructure. Liability hedging assets may include corporate credit and government issued fixed income securities as well as treasury futures selected to align with the plan liabilities.

Assets within our U.S. and Canadian pension trusts were invested as follows:

	DECEMBER 31, 2025	DECEMBER 31, 2024
Cash and short-term investments(1)	3.5%	4.0%
Public equity investments(2)	20.9	14.4
Fixed income investments:(3)
Corporate	20.0	32.4
Government	29.9	21.1
Repurchase agreements	(0.7)	—
Hedge funds and related investments(4)(5)	2.5	3.1
Private equity and related investments(5)(6)	24.3	25.5
Derivative instruments, net(7)	(0.1)	(0.1)
Accrued liabilities	(0.3)	(0.4)
Total	100.0%	100.0%

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

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 85

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

Investments for which fair value is measured using the NAV per share as a practical expedient are not categorized within the fair value hierarchy.

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 86

The net pension plan assets, when categorized in accordance with this fair value hierarchy, are as follows:

DOLLAR AMOUNTS IN MILLIONS	2025				2024
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Pension trust investments:
Cash and short-term investments	$52	$—	$—	$52	$69	$—	$—	$69
Public equity investments	308	—	—	308	249	—	—	249
Fixed income investments:
Corporate	—	295	—	295	—	562	—	562
Government	—	441	—	441	—	366	—	366
Repurchase agreements	—	(11)	—	(11)	—	—	—	—
Hedge funds and related investments(1)	—	—	3	3	—	—	16	16
Private equity and related investments(1)	—	—	—	—	—	—	2	2
Derivative instruments(2)	—	(1)	—	(1)	—	(1)	—	(1)
Total pension trust investments measured at fair value(1)	$360	$724	$3	$1,087	$318	$927	$18	$1,263
Canadian nonregistered plan assets:
Cash and short-term investments	4	—	—	4	4	—	—	4
Public equity investments	5	—	—	5	4	—	—	4
Total Canadian nonregistered plan assets measured at fair value	$9	$—	$—	$9	$8	$—	$—	$8
Total plan assets measured at fair value(1)				$1,096				$1,271

(1)
December 31, 2025 and 2024 exclude $392 million and $479 million, respectively, of hedge fund and private equity investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient, which are not required to be classified in the fair value hierarchy. Additionally, December 31, 2025 and 2024 exclude $5 million and $7 million of accrued liabilities, respectively.
(2)
Derivative instruments include futures contracts. The fair value and aggregate notional value of these contracts were $(1) million and $594 million at December 31, 2025, respectively, and $(1) million and $664 million at December 31, 2024, respectively.

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 87

ACTIVITY OF PLANS

Net Periodic Benefit Cost

Our net periodic benefit cost and the assumptions used to estimate it are shown in the following table.

DOLLAR AMOUNTS IN MILLIONS
	PENSION			OPEB
	2025	2024	2023	2025	2024	2023
Net periodic benefit cost:
Service cost	$19	$21	$23	$—	$—	$—
Interest cost	119	117	118	4	4	5
Expected return on plan assets	(103)	(123)	(119)	—	—	—
Amortization of actuarial loss	56	42	40	—	1	1
Amortization of prior service cost (credit)	1	2	1	(2)	(1)	(1)
Settlement charges	145	—	—	—	—	—
Net periodic benefit cost	$237	$59	$63	$2	$4	$5
Actuarial Assumptions Used in Estimating Our Pension and OPEB Net Periodic Benefit Cost:
Discount rate(1)	4.70 - 5.70%	4.70 - 5.20%	5.30 - 5.40%	4.50 - 5.50%	4.60 - 5.10%	5.30 - 5.40%
Expected return on assets(2)	7.00%	7.00%	6.50%	N/A	N/A	N/A
Rate of compensation increase(3)	1.00 - 13.00%	1.00 - 13.00%	1.00 - 13.00%	N/A	N/A	N/A
Lump sum distributions election(4)	70.00%	70.00%	70.00%	N/A	N/A	N/A
Weighted healthcare cost trend rate(5)	N/A	N/A	N/A	5.06 - 7.00%	5.13 - 7.25%	4.50 - 5.70%

(1)
For the U.S. defined benefit plans, the discount rate assumption was 5.70%, 5.20% and 5.40% for 2025, 2024 and 2023, respectively. For the Canadian defined benefit plans, the discount rate assumption was 4.70% for both 2025 and 2024 and 5.30% for 2023. For U.S. OPEB plans, the discount rate assumption was 5.50%, 5.10% and 5.40%, for 2025, 2024 and 2023, respectively. For Canadian OPEB plans, the discount rate assumption was 4.50%, 4.60% and 5.30% for 2025, 2024 and 2023, respectively. For lump sum distributions (for U.S. qualified salaried and nonqualified plans only), the interest and mortality assumptions are the same as those mandated by the Pension Protection Act of 2006 for benefits commencing in the current year.
(2)
Determining our expected return requires a high degree of judgment. We consider actual pension fund asset performance over multiple years and current and expected valuation levels in the global equity and credit markets. Historical fund returns are used as a base and we place added weight on more recent pension plan asset performance.
(3)
For the U.S. defined benefit plans, the rate of compensation increase assumption for 2025, 2024 and 2023 was between 2.00% - 13.00% for salaried participants and was decreasing with participant age. For the Canadian defined benefit plans, the rate of compensation increase assumption for salaried participants was 1.00% - 2.75% for 2025, 2024 and 2023. The rate of compensation increase assumption for hourly participants was 2.00% - 2.75% for 2025, 2024 and 2023.
(4)
U.S. qualified salaried and nonqualified plans only.
(5)
For OPEB plans during 2025, the assumed weighted healthcare cost trend rate was 7.00% and 5.06% for U.S. Pre-Medicare participants and Canadian OPEB plans, respectively.

Pension Plan Contributions and Benefit Payments

Established funding standards govern the funding requirements for our qualified and registered pension plans. We fund the benefit payments of our nonqualified and nonregistered plans as benefit payments come due.

During 2025, we made a voluntary contribution of $200 million for our U.S. qualified pension plans in conjunction with the 2025 Retiree Annuity Purchase. Additionally, we made contributions and/or benefit payments of $12 million for our U.S. nonqualified pension plans, $2 million for our Canadian nonregistered plans and less than $1 million for our Canadian registered pension plans.

During 2026, based on estimated year-end asset values and projections of plan liabilities, we expect to make contributions and/or benefit payments of approximately:

•	$8 million for our U.S. nonqualified pension plans,
•	$2 million for our Canadian non-registered plans and
•	less than $1 million for our Canadian registered plan (required contribution).

We do not anticipate contributions being required for our U.S. qualified pension plan for 2026.

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 88

OPEB Benefit Payments

During 2025, we contributed $2 million and $3 million to our U.S. and Canadian OPEB plans, respectively. In 2026, we expect to make contributions of $8 million in total for our U.S. and Canadian OPEB plans, including $3 million expected to be required to cover benefit payments under collectively bargained contractual obligations.

Estimated Projected Benefit Payments for the Next 10 Years

DOLLAR AMOUNTS IN MILLIONS
	PENSION	OPEB
2026	$123	$9
2027	$123	$8
2028	$125	$8
2029	$126	$7
2030	$128	$7
2031 - 2035	$654	$26

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

NOTE 9: ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2025	DECEMBER 31, 2024
Compensation and employee benefit costs	$190	$171
Current portion of lease liabilities (Note 16)	25	29
Customer rebates, volume discounts and deferred income	127	129
Interest	53	62
Taxes payable	28	47
Other	55	74
Total	$478	$512

NOTE 10: LINE OF CREDIT AND COMMERCIAL PAPER PROGRAM

OUR LINE OF CREDIT

In June 2025, we amended and restated our senior unsecured revolving credit facility to extend the expiration date to June 2030, while increasing borrowing capacity from $1.5 billion to $1.75 billion. Borrowings will bear interest at a floating rate based on either the adjusted term SOFR plus a spread or a mutually agreed-upon base rate plus a spread. As of December 31, 2025 and 2024, we had no outstanding borrowings on the revolving credit facility. We were in compliance with the revolving credit facility covenants as of December 31, 2025 and December 31, 2024.

OUR COMMERCIAL PAPER PROGRAM

In November 2025, we established a commercial paper program under which we may issue short-term, unsecured commercial paper notes pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Under this program, we may issue notes from time to time in an aggregate amount not to exceed $1.75 billion outstanding at any time. The notes will have maturities of up to 397 days from the date of issue and will not be subject to voluntary prepayment or redemption prior to maturity. We use our revolving credit facility as a liquidity backstop for the repayment of short-term unsecured notes issued under the commercial paper program. There were no notes outstanding under this program as of December 31, 2025.

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 89

LETTERS OF CREDIT AND SURETY BONDS

The amounts of letters of credit and surety bonds we have entered into as of the end of the last two years are included in the following table:

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2025	DECEMBER 31, 2024
Letters of credit	$33	$33
Surety bonds	$142	$128

Our compensating balance requirement for our letters of credit was $3 million as of December 31, 2025 and December 31, 2024.

NOTE 11: LONG-TERM DEBT, NET

This note provides details about:

•	debt issued and extinguished and
•	long-term debt and related maturities.

Our long-term debt includes notes, debentures and other borrowings.

DEBT ISSUED AND EXTINGUISHED

In November 2025, the Arkansas Development Finance Authority issued resource recovery revenue bonds for our benefit in the aggregate principal amount of $102 million. The net proceeds after deducting the discount, underwriting fees and issuance costs were $101 million. The proceeds from the issuance of these bonds were deposited directly into a restricted trust account to be used for the specific purpose for which the money was raised, which is generally to finance capital expenditures for the construction of our TimberStrand® facility in Monticello, Arkansas. We will pay a term interest rate of 3.875 percent until October 2032, at which point the interest rate will reset. We are obligated to repay the principal amount in October 2065. Refer to Note 21: Restricted Cash for details on the portion of the proceeds which remained in the account as of December 31, 2025.

In August 2025, we entered into an $800 million senior unsecured term loan agreement that will mature in August 2028. Net proceeds after fees were $799 million. Borrowings will bear interest at a floating rate based on either the adjusted term SOFR plus a spread or a mutually agreed-upon base rate plus a spread. Additionally, we utilized approximately $500 million of the net proceeds of the term loan to partially redeem our $750 million 4.75 percent senior unsecured notes due in May 2026.

In March 2025, we repaid our $71 million 7.95 percent debentures at maturity. We also entered into a $300 million senior unsecured term loan that will mature in April 2030. Net proceeds after fees were $299 million. Borrowings will bear interest at a floating rate based on either the adjusted term SOFR plus a spread or a mutually agreed-upon base rate plus a spread.

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

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 90

LONG-TERM DEBT AND RELATED MATURITIES

The following table lists our long-term debt by types and interest rates at the end of our last two years and includes the current portion.

Long-Term Debt by Types and Interest Rates (Includes Current Portion)

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2025	DECEMBER 31, 2024
8.50% debentures due 2025	$—	$139
7.95% debentures due 2025	—	71
7.85% debentures due 2026	60	60
7.70% debentures due 2026	150	150
7.35% debentures due 2026	62	62
4.75% notes due 2026	250	750
6.95% debentures due 2027	300	300
Variable-rate term loan matures 2028	800	—
Variable-rate term loan matures 2028	250	250
4.00% notes due 2029	750	750
4.00% notes due 2030	750	750
Variable-rate term loan matures 2030	300	—
7.375% debentures due 2032	657	657
6.875% debentures due 2033	275	275
3.375% debentures due 2033	450	450
4.00% debentures due 2052	450	450
3.875% loan due 2065(1)	102	—
Other	1	1
Total principal long-term debt	5,607	5,115
Less: unamortized discounts	(26)	(32)
Less: unamortized debt expense	(9)	(7)
Total	$5,572	$5,076
Principal due within one year	$522	$210
(1)
This loan has a 3.875% interest rate until October 2032, at which point the interest rate will reset.

Amounts of Long-Term Debt Due Annually for the Next Five Years and Thereafter

DOLLAR AMOUNTS IN MILLIONS (1)
2026	$522
2027	$300
2028	$1,050
2029	$750
2030	$1,050
Thereafter	$1,935

(1)
Excludes $35 million of unamortized discounts and capitalized debt expense.

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 91

NOTE 12: FAIR VALUE OF FINANCIAL INSTRUMENTS

FAIR VALUE OF DEBT

The estimated carrying value and fair value of our long-term debt consisted of the following:

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2025		DECEMBER 31, 2024
	CARRYING VALUE	FAIR VALUE (LEVEL 2)	CARRYING VALUE	FAIR VALUE (LEVEL 2)
Long-term debt (including current maturities) and line of credit:
Fixed rate	$4,225	$4,242	$4,827	$4,757
Variable rate	1,347	1,350	249	250
Total Debt	$5,572	$5,592	$5,076	$5,007

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

FAIR VALUE OF DERIVATIVE INSTRUMENTS DESIGNATED AS CASH FLOW HEDGES

The Derivative Instruments section of Note 1: Summary of Significant Accounting Policies provides information about how we account for derivative instruments as cash flow hedges.

Interest Rate Swap Hedging Relationship

In 2025, we entered into interest rate swaps with the risk management objective of managing exposure to interest rate volatility by converting variable rate debt obligations associated with our new $800 million term loan into fixed rate payments. The interest rate swaps provide the right to make fixed rate payments to the counterparty in exchange for variable, SOFR-based payments on a monthly settlement schedule. As of December 31, 2025, our interest rate swap agreements with an aggregate notional amount of $800 million were designated as cash flow hedging instruments of variable, SOFR-based interest payments on our $800 million term loan. No comparable activity was present as of and for the year ended December 31, 2024.

An unrealized loss on interest rate swaps designated as cash flow hedging instruments of $3 million was recognized in "Other comprehensive income" in our Consolidated Statement of Comprehensive Income for the year ended December 31, 2025. The unrealized loss of $3 million was recorded in "Accumulated other comprehensive loss" on our Consolidated Balance Sheet as of December 31, 2025.

As of December 31, 2025, the current and noncurrent fair value of interest rate swaps designated as cash flow hedging instruments in a liability position of $1 million and $2 million are recorded in "Accrued Liabilities" and "Other Liabilities" on our Consolidated Balance Sheet, respectively.

Foreign Currency Hedging Relationship

In 2025, we entered into forward contracts with the risk management objective of reducing foreign exchange risk associated with the variability in cash flows from the settlement of forecasted foreign currency-denominated purchases of equipment. Our forward contracts provide the right to buy specified quantities of euros during predetermined future periods at predetermined future rates. As of December 31, 2025, all forward contracts with an aggregate notional amount of $32 million were designated as cash flow hedging instruments of hedged forecasted foreign-currency denominated purchases of equipment. No comparable activity was present as of and for the year ended December 31, 2024.

An unrealized gain on forward contracts designated as cash flow hedging instruments of $6 million was recognized in “Other comprehensive income” in our Consolidated Statement of Comprehensive Income for the year ended December 31, 2025. The unrealized gain of $6 million was recorded in “Accumulated other comprehensive loss” on our Consolidated Balance Sheet as of December 31, 2025.

As of December 31, 2025, the current and noncurrent fair value of forward contracts designated as cash flow hedging instruments in an asset position of $2 million and $1 million are recorded in "Prepaid expenses and other current assets" and "Other assets" on our Consolidated Balance Sheet, respectively.

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

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 92

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

Kalamazoo River Site Remediation

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

In 2022, the Sixth Circuit Court of Appeals reversed the District Court opinion, finding that Georgia-Pacific’s claims for cost contributions in the specific area of the site were time barred by the statute of limitations. Georgia-Pacific filed a petition for writ of certiorari with the U.S. Supreme Court, which was denied during fourth quarter 2023 and redirected to the district court for further proceedings. In 2024, the U.S. District Court issued a final judgment dismissing Georgia-Pacific’s claims for past costs but also issued a declaratory judgment finding all three parties (Georgia-Pacific, International Paper and the company) liable to each other for future costs incurred by any party. On appeal, the Sixth Circuit Court of Appeals reversed the declaratory judgment issued by the District Court and the U.S. Supreme Court subsequently denied Georgia-Pacific’s petition for writ of certiorari. As a result, the company was found not responsible for prior costs incurred by Georgia-Pacific.

Port of Everett Site Remediation

In 2008, the Port of Everett (the “Port”) filed a lawsuit in Snohomish County Superior Court in Everett, Washington (“the Court”) against the company seeking contribution and recovery of remedial action costs resulting from alleged environmental contamination at one of the company’s former mill sites. The company owned and operated a mill at the site from 1902 until 1980 and sold the mill to the Port in 1983. The lawsuit was stayed and placed on inactive status during the period between 2015 and 2024.

In 2024, the Port requested the Court to lift the stay on this matter and set a new trial date, which was subsequently granted. Trial in this matter is currently set for May 26, 2026. In November 2024, the Washington State Department of Ecology, which maintains oversight of the cleanup at the site, selected a remedy as part of the Cleanup Action Plan (“CAP”) for the site. The CAP does not establish an allocation of costs among potentially responsible parties, which includes Weyerhaeuser and the Port, and the Court has not issued any judgments as of December 2025 indicating allocation of costs. Accordingly, we may incur costs in connection with future remediation activities that exceed our current estimates. In connection with ongoing developments in this matter, we updated our estimated liability associated with the site and recorded a pretax charge of $18 million during fourth quarter 2025 within “Other operating costs, net” in our Consolidated Statement of Operations.

We have established accruals for estimated remediation costs for these sites and other matters for which we are a potentially responsible party. These accruals are recorded in "Accrued liabilities" and "Other liabilities" on our Consolidated Balance Sheet.

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 93

Changes in the Accrual for Environmental Remediation

DOLLAR AMOUNTS IN MILLIONS
Accrual balance as of December 31, 2024	$81
Charges and adjustments, net	29
Payments	(20)
Accrual balance as of December 31, 2025	$90

We change our accrual to reflect:

•	new information on any site concerning implementation of remediation alternatives,
•	updates on prior cost estimates and new sites and
•	costs incurred to remediate sites.

Estimates. We believe it is reasonably possible, based on currently available information and analysis, that remediation costs for all identified sites may exceed our existing accruals by up to $282 million. This estimate, in which those additional costs may be incurred over several years, is the upper end of the range of reasonably possible additional costs. The estimate:

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

Asset Retirement Obligations

We have obligations associated with the retirement of tangible long-lived assets consisting primarily of reforestation obligations related to forest management licenses in Canada and obligations to close and cap landfills. Some of our sites have asbestos containing materials. We have met our current legal obligation to identify and manage these materials. In situations where we cannot reasonably determine when asbestos containing materials might be removed from the sites, we have not recorded an accrual because the fair value of the obligation cannot be reasonably estimated. As of December 31, 2025 and December 31, 2024, we had an asset retirement obligation of $29 million and $34 million, respectively. These obligations are recorded in "Accrued liabilities" and "Other liabilities" on our Consolidated Balance Sheet.

COMMITMENTS AND OTHER CONTINGENCIES

Product Remediation Contingency and Recovery

In July 2017, we announced we were implementing a solution to address concerns regarding our TJI® Joists coated with our former Flak Jacket® Protection product. This issue was isolated to Flak Jacket product manufactured after December 1, 2016 and did not affect any of our other products.

During the year ended December 31, 2024, we received a product remediation recovery of $25 million related to our prior remediation efforts for Flak Jacket. The recovery is attributable to our Wood Products segment and was recorded within “Other operating costs, net” in our Consolidated Statement of Operations. There were no product remediation recoveries recorded during the years ended December 31, 2025 and 2023.

NOTE 14: SHAREHOLDERS’ INTEREST

This note provides details about:

•	preferred and preference shares,
•	common shares,
•	share repurchase programs and
•	accumulated other comprehensive loss.

PREFERRED AND PREFERENCE SHARES

We had no preferred shares or preference shares outstanding as of December 31, 2025 or December 31, 2024. We have authorization to issue 7 million preferred shares with a par value of $1.00 per share and 40 million preference shares with a par value of $1.00 per share.

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 94

COMMON SHARES

The number of common shares we have outstanding changes when:

•	new shares are issued,
•	stock options are exercised,
•	restricted stock units or performance share units vest,
•	stock equivalent units are settled in common shares,
•	shares are tendered,
•	shares are repurchased or
•	shares are canceled.

Reconciliation of Our Common Share Activity

SHARES IN THOUSANDS
	2025	2024	2023
Outstanding at beginning of year	725,845	729,753	732,794
Stock options exercised	148	174	233
Issued for vested restricted stock units	575	577	609
Issued for vested performance share units	105	229	172
Repurchased	(6,142)	(4,888)	(4,055)
Outstanding at end of year	720,531	725,845	729,753

SHARE REPURCHASE PROGRAMS

During second quarter 2025, we completed the $1 billion purchase authorization under the share repurchase program approved by the board in
September 2021 (the 2021 Repurchase Program). On May 8, 2025, we announced the board approved a new share repurchase program (the 2025 Repurchase Program) under which we are authorized to repurchase up to $1 billion of outstanding shares. Concurrently, the board terminated the completed purchase authorization under the 2021 Repurchase Program.

We repurchased 6,141,671 common shares for approximately $160 million (including transaction fees) under the share repurchase programs during 2025. As of December 31, 2025, we had remaining authorization of $938 million for future share repurchases.

During 2024, we repurchased 4,887,821 common shares for approximately $153 million (including transaction fees) under the 2021 Repurchase Program.

During 2023, we repurchased 4,054,952 common shares for approximately $125 million (including transaction fees) under the 2021 Repurchase Program.

All common stock repurchases under the share repurchase programs were made in open-market transactions. We record share repurchases upon trade date as opposed to the settlement date when cash is disbursed. We record a liability for repurchases that have not yet been settled as of period end. There were no unsettled shares as of December 31, 2025. There were 12,436 unsettled shares (less than $1 million) as of December 31, 2024 and 13,866 unsettled shares (approximately $1 million) as of December 31, 2023.

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 95

ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in amounts included in our accumulated other comprehensive loss by component are:

DOLLAR AMOUNTS IN MILLIONS
	2025	2024	2023
Pension(1)
Balance at beginning of period	$(583)	$(515)	$(458)
Other comprehensive loss before reclassifications	(74)	(102)	(89)
Amounts reclassified from accumulated other comprehensive loss to earnings(2)(3)	155	34	32
Total other comprehensive income (loss)	81	(68)	(57)
Balance at end of period	(502)	(583)	(515)
Other post-employment benefits(1)
Balance at beginning of period	23	24	20
Other comprehensive income (loss) before reclassifications	6	(1)	3
Amounts reclassified from accumulated other comprehensive loss to earnings(2)	(1)	—	1
Total other comprehensive income (loss)	5	(1)	4
Balance at end of period	28	23	24
Translation adjustments and other
Balance at beginning of period	158	198	191
Translation adjustments	21	(40)	7
Unrealized gain on cash flow hedges(1)	2	—	—
Total other comprehensive income (loss)	23	(40)	7
Balance at end of period	181	158	198
Accumulated other comprehensive loss, end of period	$(293)	$(402)	$(293)

(1)
Amounts are presented net of tax.
(2)
Amounts of actuarial loss and prior service (cost) credit are components of net periodic benefit cost. See Note 8: Pension and Other Post-Employment Benefit Plans.
(3)
Amounts include an after-tax settlement charge of $111 million related to our pension plans for the year ended December 31, 2025. There were no settlement charges related to our pension plans for the years ended December 31, 2024 and December 31, 2023. See Note 8: Pension and Other Post-Employment Benefit Plans for further detail.

NOTE 15: SHARE-BASED COMPENSATION

This note provides details about:

•	our Long-Term Incentive Compensation Plan (2022 Plan),
•	how we account for share-based awards,
•	tax benefits of share-based awards,
•	types of share-based compensation,
•	unrecognized share-based compensation and
•	deferred compensation stock equivalent units.

Share-based compensation expense was:

•	$43 million in 2025,
•	$43 million in 2024 and
•	$36 million in 2023.

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 96

OUR LONG-TERM INCENTIVE COMPENSATION PLAN

Our long-term incentive plan provides for share-based awards that include:

•	restricted stock,
•	restricted stock units (RSUs),
•	performance shares and
•	performance share units (PSUs).

We may issue future grants of up to 20 million shares under the 2022 Plan. We also have the right to reissue forfeited and expired grants. The Compensation Committee of our board of directors annually establishes an overall pool of stock awards available for grants based on performance.

For stock-settled awards, we issue new stock into the marketplace and generally do not repurchase shares in connection with issuance of new awards.

Our common shares would increase by approximately 24 million shares if all share-based awards were exercised or vested. These include:

•	all outstanding share-based awards at December 31, 2025 and
•	all remaining RSUs and PSUs that could be granted under the 2022 Plan.

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

TAX BENEFITS OF SHARE-BASED AWARDS

Our total income tax benefit from share-based awards recognized in our Consolidated Statement of Operations for the last three years was:

•	$5 million in 2025,
•	$6 million in 2024 and
•	$5 million in 2023.

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

Our RSUs granted in 2025, 2024 and 2023 generally:

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

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 97

We generally record share-based compensation expense for RSUs over the four-year vesting period. Generally, for RSUs that continue to vest following the termination of employment, we record the share-based compensation expense over a required service period that is less than the stated vesting period.

Activity

The following table shows our RSU activity for 2025:

	RESTRICTED	WEIGHTED AVERAGE
	STOCK UNITS	GRANT-DATE
	(IN THOUSANDS)	FAIR VALUE
Nonvested at December 31, 2024	1,866	$34.55
Granted	1,036	$29.70
Vested	(721)	$35.03
Forfeited	(108)	$33.00
Nonvested at December 31, 2025(1)	2,073	$32.10

(1)
As of December 31, 2025, there were approximately 261 thousand RSUs that had met the requisite service period and will be released as identified in the grant terms.

The weighted average grant-date fair value for RSUs was:

•	$29.70 for 2025 grants,
•	$32.92 for 2024 grants and
•	$33.81 for 2023 grants.

The total grant-date fair value of RSUs vested was:

•	$25 million in 2025,
•	$24 million in 2024 and
•	$22 million in 2023.

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

The Details

The final number of shares granted in 2025, 2024 and 2023 will vest between a range of 0 percent to 150 percent of each grant’s target, depending upon actual company total shareholder return (TSR) compared against the TSR of an industry peer group. TSR assumes full reinvestment of dividends.

The vesting provisions for PSUs granted in 2025, 2024 and 2023 were generally as follows:

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

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 98

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

Weighted Average Assumptions Used in Estimating the Value of PSUs

	2025 GRANTS	2024 GRANTS	2023 GRANTS
Performance period	2/14/2025 - 12/31/2027	2/09/2024 - 12/31/2026	2/09/2023 - 12/31/2025
Risk-free rate	4.17% - 4.26%	4.19% - 4.27%	4.21% - 4.66%
Volatility	22.20% - 25.70%	21.50% - 27.60%	29.26% - 40.19%
Valuation date closing stock price	$29.61	$33.28	$33.96

Activity

The following table shows our PSU activity for 2025:

	PERFORMANCE SHARE UNITS	WEIGHTED AVERAGE GRANT-DATE
	(IN THOUSANDS)	FAIR VALUE
Nonvested at December 31, 2024	1,082	$40.86
Granted at target	479	$32.50
Vested	(145)	$49.77
Forfeited	(86)	$37.33
Performance adjustment	(135)	$49.77
Nonvested at December 31, 2025(1)	1,195	$35.70

(1)
As of December 31, 2025, there were approximately 181 thousand PSUs that had met the requisite service period and will be released as identified in the grant terms.

The weighted average grant-date fair value for PSUs was:

•	$32.50 for 2025 grants,
•	$37.90 for 2024 grants and
•	$37.58 for 2023 grants.

The total grant-date fair value of PSUs vested was:

•	$7 million in 2025,
•	$12 million in 2024 and
•	$8 million in 2023.

Nonvested PSUs accrue dividends that are paid out when PSUs vest. Any PSUs forfeited will not receive dividends.

As PSUs vest, a portion of the shares awarded is withheld to cover participant taxes. As a result, the number of share units vested and the number of common shares issued will differ.

UNRECOGNIZED SHARE-BASED COMPENSATION

As of December 31, 2025, our unrecognized share-based compensation cost for all types of share-based awards included $54 million related to non-vested equity-classified share-based compensation arrangements. These are expected to be recognized over a weighted average period of approximately 2.3 years.

DEFERRED COMPENSATION STOCK EQUIVALENT UNITS

Certain employees and our board of directors may defer compensation into stock equivalent units.

The Details

Eligible employees:

•	may choose to defer all or part of their bonus into stock equivalent units and
•	receive a 15 percent premium if the deferral is for at least five years.

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 99

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

Our Accounting

We settle all deferred compensation accounts in cash for our employees. Our directors receive shares of common stock as payment for stock equivalent units, except that any directors who are subject to federal or provincial taxation in Canada have the choice to receive a cash amount equal to the fair market value of the company’s common stock on the date of payment. In addition, we credit all stock equivalent accounts with dividend equivalents. The number of common shares to be issued in the future to directors is 484 thousand as of December 31, 2025.

Stock equivalent units are liability-classified awards and remeasured to fair value at every reporting date.

The fair value of a stock equivalent unit is equal to the market price of our stock.

Activity

The number of stock equivalent units outstanding in our deferred compensation accounts was:

•	498 thousand as of December 31, 2025,
•	506 thousand as of December 31, 2024 and
•	530 thousand as of December 31, 2023.

NOTE 16: LEASES

The majority of our operating leases are related to our office and warehouse space, and our financing leases are related to vehicles and warehouse space. Our leases have remaining lease terms of approximately 1 year to 25 years. Options to renew, extend or terminate a lease are reflected in our lease terms when we believe it is reasonably certain we will exercise that option. When our leases do not provide an implicit or an explicit interest rate, we use our incremental borrowing rate in determining the present value of lease payments.

Lease Expense

DOLLAR AMOUNTS IN MILLIONS
	2025	2024	2023
Operating lease costs	$25	$24	$22
Financing lease costs	6	4	5
Total lease costs	$31	$28	$27

Supplemental Cash Flow Information

DOLLAR AMOUNTS IN MILLIONS
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$31	$22	$22
Financing cash flows for financing leases(1)	$6	$5	$6
ROU assets obtained in exchange for new (modified) lease liabilities:
Operating leases	$4	$53	$14
Financing leases	$16	$6	$6

(1)
Interest expense related to financing leases was immaterial during 2025, 2024 and 2023.

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 100

Supplemental Balance Sheet Information Related to Leases

DOLLAR AMOUNTS IN MILLIONS
		DECEMBER 31, 2025	DECEMBER 31, 2024
LEASES	BALANCE SHEET CLASSIFICATION
Assets
Operating lease ROU assets	Other assets	$125	$138
Financing lease ROU assets	Property and equipment, net	22	12
Total leased assets		$147	$150
Liabilities
Current:
Operating lease liabilities	Accrued liabilities	$19	$25
Financing lease liabilities	Accrued liabilities	6	4
Noncurrent:
Operating lease liabilities	Other liabilities	108	121
Financing lease liabilities	Other liabilities	14	8
Total lease liabilities		$147	$158

Weighted Average Remaining Lease Term

	DECEMBER 31, 2025	DECEMBER 31, 2024
Operating leases	9 years	10 years
Financing leases	4 years	3 years

Weighted Average Discount Rate

	DECEMBER 31, 2025	DECEMBER 31, 2024
Operating leases	4.9%	4.8%
Financing leases	5.4%	5.9%

Maturities of Lease Liabilities as of December 31, 2025

DOLLAR AMOUNTS IN MILLIONS
	OPERATING LEASES	FINANCING LEASES
2026	$24	$6
2027	21	6
2028	19	5
2029	17	3
2030	17	1
Thereafter	64	—
Total lease payments	162	21
Less: interest	(35)	(1)
Total present value of lease liabilities	$127	$20

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 101

NOTE 17: OTHER OPERATING COSTS, NET

Other operating costs, net:

•	includes both recurring and non-recurring income and expense items and
•	can fluctuate from year to year.

Income and Expense Items Included in Other Operating Costs, Net

DOLLAR AMOUNTS IN MILLIONS
	2025	2024	2023
Environmental remediation charges	$30	$12	$17
Gain on lumber mill sale	(29)	—	—
Insurance recoveries	(47)	(4)	(20)
Litigation expense, net	28	46	29
Product remediation recovery	—	(25)	—
Research and development expenses	5	7	7
Restructuring, impairments and other charges	—	10	—
Other, net	28	14	29
Total other operating costs, net	$15	$60	$62

ASSET IMPAIRMENT

During third quarter 2024, we recorded a $10 million noncash impairment charge related to the indefinite curtailment of our New Bern lumber mill. The loss was attributable to our Wood Products segment and was recorded within "Other operating costs, net" in our Consolidated Statement of Operations.

ENVIRONMENTAL REMEDIATION

During fourth quarter 2025, we recorded an $18 million noncash environmental remediation charge. This charge was attributable to our Unallocated segment and was recorded within "Other operating costs, net" in our Consolidated Statement of Operations.

During second quarter 2023, we recorded an $11 million noncash environmental remediation charge. This charge was attributable to our Unallocated segment and was recorded within "Other operating costs, net" in our Consolidated Statement of Operations.

INSURANCE RECOVERIES

During third quarter 2025, we received a $26 million insurance recovery. This recovery was attributable to our Unallocated segment and was recorded within "Other operating costs, net" in our Consolidated Statement of Operations.

During fourth quarter 2023, we received a $14 million insurance recovery related to property damage and business interruption for certain of our mills in the southern U.S. as a result of severe winter storm damage in first quarter 2021. This recovery was attributable to our Wood Products segment and was recorded within “Other operating costs, net” in our Consolidated Statement of Operations.

GAIN ON LUMBER MILL SALE

During third quarter 2025, we recorded a $29 million gain from the sale of our Princeton lumber mill. The gain was attributable to our Wood Products segment and was recorded within "Other operating costs, net" in our Consolidated Statement of Operations.

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

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 102

EARNINGS BEFORE INCOME TAXES

Domestic and Foreign Earnings Before Income Taxes

DOLLAR AMOUNTS IN MILLIONS
	2025	2024	2023
Domestic earnings	$80	$192	$737
Foreign earnings	180	235	200
Total earnings before income taxes	$260	$427	$937

PROVISION FOR INCOME TAXES

DOLLAR AMOUNTS IN MILLIONS
	2025	2024	2023
Current:
Federal	$—	$1	$37
State	(1)	2	8
Foreign	51	68	57
Total current	50	71	102
Deferred:
Federal	(110)	(32)	1
State	(5)	(5)	(3)
Foreign	1	(3)	(2)
Total deferred	(114)	(40)	(4)
Total income tax (benefit) provision	$(64)	$31	$98

EFFECTIVE INCOME TAX RATE

DOLLAR AMOUNTS IN MILLIONS
	2025		2024		2023
	Dollars	Percent	Dollars	Percent	Dollars	Percent
U.S. federal statutory income tax	$55	21.0%	$90	21.0%	$197	21.0%
Domestic, Federal
REIT income not subject to federal income tax	(136)	(52.1)	(60)	(14.1)	(114)	(12.1)
Nontaxable and nondeductible items
Intra-entity transfers	9	3.6	(13)	(3.0)	(2)	(0.2)
Return to provision adjustment	(3)	(1.1)	—	—	(1)	(0.1)
Other	3	1.1	1	0.3	1	0.1
Domestic state and local income taxes, net of federal effect(1)	(6)	(2.4)	(3)	(0.7)	3	0.3
Foreign tax effects
Canada
Income tax rate differential	(10)	(3.9)	(16)	(3.7)	(11)	(1.2)
Provincial income taxes	19	7.2	24	5.6	23	2.5
Withholding taxes	6	2.2	7	1.7	5	0.6
Other	(1)	(0.2)	1	0.3	(3)	(0.4)
Total income tax (benefit) provision	$(64)	(24.6)%	$31	7.4%	$98	10.5%

(1)
In 2025, state and local income taxes in Mississippi and Louisiana contributed to the majority of domestic state income taxes, net of federal effect. In 2024 and 2023, state and local income taxes in Oregon contributed to the majority of domestic state income taxes, net of federal effect.

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 103

INCOME TAXES PAID

DOLLAR AMOUNTS IN MILLIONS
	2025	2024	2023
U.S. Federal	$—	$—	$21
U.S. State and local	1	3	(4)
Foreign
Canada	66	57	46
Subtotal foreign taxes paid	66	57	46
Total income taxes paid	$67	$60	$63

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

Balance Sheet Classification of Deferred Income Tax Assets (Liabilities)

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2025	DECEMBER 31, 2024
Net noncurrent deferred tax asset	$97	$24
Net noncurrent deferred tax liability	(18)	(26)
Net deferred tax asset (liability)	$79	$(2)

Items Included in Our Deferred Income Tax Assets (Liabilities)

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2025	DECEMBER 31, 2024
Deferred tax assets:
Pension and post-employment benefits	$107	$134
State tax credits	48	45
Environmental reserves	20	17
Intra-entity transfers	23	32
Net operating loss carryforwards	155	38
Other	118	108
Gross deferred tax assets	471	374
Valuation allowance	(81)	(68)
Net deferred tax assets	390	306
Deferred tax liabilities:
Property, plant and equipment	(289)	(290)
Other	(22)	(18)
Net deferred tax liabilities	(311)	(308)
Net deferred tax asset (liability)	$79	$(2)

Net Operating Loss and Credit Carryforwards

Our gross federal, state and foreign net operating loss carryforwards as of December 31, 2025 totaled $1.5 billion as follows:

•	Federal — U.S. REITs — $245 million that do not expire; U.S. TRSs — $561 million that do not expire;

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 104

•	State — $705 million, $552 million of the total will begin to expire in 2028 and
•	Foreign — none currently recorded.

Our gross state credit carryforwards as of December 31, 2025 totaled $60 million, which includes $10 million that expire from 2026 through 2037. Our U.S. TRSs have $8 million in foreign tax credit carryforwards that expire from 2027 through 2031.

Valuation Allowances

With the exception of the valuation allowance discussed below, we believe it is more likely than not that we will have sufficient future taxable income to realize our deferred tax assets.

Our valuation allowance on our deferred tax assets was $81 million as of December 31, 2025, which related to state credits, state net operating losses and foreign tax credits.

UNRECOGNIZED TAX BENEFITS

Unrecognized tax benefits represent potential future obligations to taxing authorities if uncertain tax positions we have taken on previously filed tax returns are not sustained. In accordance with our accounting policy, we accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense (see Note 1: Summary of Significant Accounting Policies). The total gross amount of unrecognized tax benefits as of December 31, 2025 and 2024, as well as the activity during those years, were immaterial.

As of December 31, 2025, none of our U.S. federal income tax returns are under examination, with tax years 2022 forward open to examination. We are undergoing examination in foreign jurisdictions for the 2022 tax year, with tax years 2018 forward open to examination. We are undergoing examinations in state jurisdictions for tax years 2020 through 2024, with tax years 2009 forward open to examination. We do not expect that the outcome of any examination will have a material effect on our consolidated financial statements; however, audit outcomes and the timing of audit settlements are subject to significant uncertainty.

TAX LEGISLATION

On July 4, 2025, H.R. 1, commonly known as the One Big, Beautiful Bill Act (the OBBBA), was enacted. The OBBBA contains significant changes to corporate taxation, including accelerated deductions for capital spending, expensing of research and development costs and increased deductibility of interest expense. Additionally, effective for taxable years beginning after December 31, 2025, the value of TRS securities that a REIT may hold will increase from 20 percent to 25 percent of the value of the REIT’s total assets. The enactment of the OBBBA did not materially impact our 2025 financial statements.

NOTE 19: GEOGRAPHIC AREAS

This note provides selected key financial data according to the geographical locations of our customers.

SALES

Our sales to unaffiliated customers outside the U.S. are primarily to customers in Canada, Japan, China and Korea. Our export sales from the U.S. are comprised primarily of logs, lumber and wood chips to customers in those same countries.

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 105

Sales by Geographic Area

DOLLAR AMOUNTS IN MILLIONS
	2025	2024	2023
Sales to unaffiliated customers:
U.S.	$5,998	$6,150	$6,602
Canada	543	551	578
Japan	271	258	302
China	11	92	114
Korea	21	24	30
Other foreign countries	61	49	48
Total	$6,905	$7,124	$7,674
Export sales from the U.S.:
Japan	$247	$234	$281
Canada	105	122	134
China	8	88	109
Korea	18	22	28
Other foreign countries	45	34	35
Total	$423	$500	$587

LONG-LIVED ASSETS

Our long-lived assets used in the generation of revenues in different geographical areas are nearly all in the U.S. and Canada. Our long-lived assets primarily include:

•	property and equipment, including construction in progress,
•	timber and timberlands and
•	minerals and mineral rights.

Long-Lived Assets by Geographic Area

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2025	DECEMBER 31, 2024
U.S.	$14,268	$14,126
Canada	240	271
Total	$14,508	$14,397

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 106

NOTE 20: PRINCETON LUMBER MILL DIVESTITURE

On September 2, 2025, we completed the sale of our Princeton lumber mill for approximately $85 million. The total purchase price is inclusive of mill assets, the associated timber licenses in British Columbia and the value of working capital as of the closing date. Pursuant to the transaction closing, a gain on the sale of $29 million was recognized within our Wood Products segment in "Other operating costs, net" in our Consolidated Statement of Operations. The transfer of all associated timber licenses in British Columbia remains subject to regulatory approval as of fourth quarter 2025, which we expect will follow in the ensuing months. A portion of the total purchase price is held in escrow as of the date of the sale and will be released in conjunction with the transfer of the associated timber licenses. We recorded this portion within "Receivables, net" and "Other assets, net" on our Consolidated Balance Sheet.

NOTE 21: RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on our Consolidated Balance Sheet that sum to the total of the amounts shown in our Consolidated Statement of Cash Flows:

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2025	DECEMBER 31, 2024
Cash and cash equivalents	$464	$684
Restricted cash included in prepaid expenses and other current assets(1)	17	—
Total cash, cash equivalents and restricted cash	$481	$684
(1)
Amounts included in restricted cash as of December 31, 2025 were comprised of the remaining loaned proceeds from the issuance of 3.875% resource recovery revenue bonds due in October 2065 that were restricted for use to reimburse capital expenditures incurred in the construction of our TimberStrand® facility in Monticello, Arkansas. In first quarter 2026, we satisfied the contractual restrictions for release of these funds.

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 107

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

CHANGES IN INTERNAL CONTROL

No changes occurred in the company's internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as is defined in the Securities Exchange Act of 1934 rules. Management, under our supervision, conducted an evaluation of the effectiveness of the company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), management concluded that the company’s internal control over financial reporting was effective as of December 31, 2025. The effectiveness of the company’s internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 108

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Weyerhaeuser Company:

Opinion on Internal Control Over Financial Reporting

We have audited Weyerhaeuser Company and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 13, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Seattle, Washington

February 13, 2026

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 109

OTHER INFORMATION

INFORMATION REQUIRED PURSUANT TO FORM 8-K

The following disclosures are provided in compliance with Item 5.02(e) of Form 8-K.

On February 13, 2026, the company’s board of directors approved certain amendments to the Weyerhaeuser Company Amended and Restated Annual Incentive Plan for Salaried Employees. The plan, which sets forth the general terms and conditions for the annual cash incentive bonus for employees, including the company’s executive officers, was amended and restated primarily to give the compensation committee of the board of directors greater flexibility to establish performance goals and to clarify management’s authority with respect to non-executive officer plan participant bonus awards.

In accordance with Item 9.01(d) of Form 8-K, a copy of the Weyerhaeuser Company Amended and Restated Annual Incentive Plan for Salaried Employees, as amended and restated effective as of February 13, 2026, is filed as Exhibit 10(u) to this annual report on Form 10-K.

The foregoing description of the Weyerhaeuser Company Amended and Restated Annual Incentive Plan for Salaried Employees, as amended and restated effective as of February 13, 2026, is a general description only, does not purport to be complete and is qualified in its entirety by reference to the plan, which is filed as an exhibit to this annual report on Form 10-K and is incorporated herein by reference.

INSIDER TRADING ARRANGEMENTS

During fourth quarter 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the company adopted, modified or terminated a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or a non-Rule 10b5-1 trading arrangement.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our executive officers and their biographical information can be found in Part I of this report in the Our Business — Information About Our Executive Officers section. Other information required by this item to Form 10-K will be set forth under the headings "Item 1. Election of Directors,” “Corporate Governance” and "Executive Compensation" in our Notice of the 2026 Annual Meeting and Proxy Statement for the company’s Annual Meeting of Shareholders to be held May 15, 2026, which will be filed not later than 120 days after December 31, 2025 (2026 Proxy Statement), and in each case such required information is incorporated herein by reference.

The Weyerhaeuser Code of Ethics applies to our chief executive officer (our principal executive officer), our chief financial officer (our principal financial officer) and our chief accounting officer (our principal accounting officer), as well as other officers, directors and employees of the company. Our Code of Ethics is available on our website at https://www.weyerhaeuser.com/company/values/integrity/. We will satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding any reportable amendment to, or waiver from, any provision of the Code of Ethics by disclosing the nature of any such amendment or waiver on our website within four business days following the date thereof.

EXECUTIVE COMPENSATION

Information required by this item to Form 10-K will be set forth in the 2026 Proxy Statement under the headings “Director Compensation," “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation,” and in each case such required information is incorporated herein by reference.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item to Form 10-K will be set forth in the 2026 Proxy Statement under the heading “Stock Information,” and such required information is incorporated herein by reference.

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 110

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item to Form 10-K will be set forth in the 2026 Proxy Statement under the heading “Corporate Governance,” and such required information is incorporated herein by reference.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, Seattle, WA, Auditor Firm ID: 185.

Information required by this item to Form 10-K will be set forth in the 2026 Proxy Statement under the heading “Item 3. Ratify Appointment of the Independent Auditors,” and such required information is incorporated herein by reference.

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

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 111

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

Officer’s Certificate dated February 25, 2019 executed by Weyerhaeuser Company, as Issuer (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on February 25, 2019 – Commission File Number 1-4825)

(h)

Officer’s Certificate dated March 30, 2020 executed by Weyerhaeuser Company, as Issuer (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 30, 2020 – Commission File Number 1-4825)

(i)

Officer’s Certificate dated March 9, 2022 executed by Weyerhaeuser Company, as Issuer (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 9, 2022 – Commission File Number 1-4825)

(j)

Officer’s Certificate dated May 17, 2023 executed by Weyerhaeuser Company, as Issuer (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on May 17, 2023 – Commission File Number 1-4825)

(k)

As permitted by SEC regulations, the company has not filed certain instruments defining the rights of holders of long-term debt of the company or its consolidated subsidiaries under which the total amount of securities authorized does not exceed 10% of the total assets of the company and its consolidated subsidiaries. The company agrees to furnish to the SEC upon request a copy of any omitted instrument.

(l)

Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4(r) to the Annual Report on Form 10-K for the annual period ended December 31, 2019 – Commission File Number 1-4825)

10	—	Material Contracts
(a)

Form of Weyerhaeuser Executive Change of Control Agreement, as in effect as of November 13, 2025 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 18, 2025 – Commission File Number 1-4825)*

(b)

Weyerhaeuser CEO Change of Control Agreement, as in effect as of November 13, 2025 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on November 18, 2025 – Commission File Number 1-4825)*

(c)

Form of Weyerhaeuser Executive Severance Agreement, as in effect as of November 13, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 18, 2025 – Commission File Number 1-4825)*

(d)

Weyerhaeuser CEO Severance Agreement, as in effect as of November 13, 2025 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on November 18, 2025 – Commission File Number 1-4825)*

(e)

Weyerhaeuser Company 2013 Long-Term Incentive Plan (Amended and Restated Effective August 14, 2020) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on October 30, 2020 – Commission File Number 1-4825)*

(f)

Form of Weyerhaeuser Company 2013 Long-Term Incentive Plan Stock Option Award Terms and Conditions (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 16, 2013 – Commission File Number 1-4825)*

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 112

(g)

Form of Weyerhaeuser Company 2013 Long-Term Incentive Plan Restricted Stock Unit Award Terms and Conditions for Plan Year 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 24, 2022 – Commission File Number 1-4825)*

		(h)	Weyerhaeuser Company 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 13, 2022 – Commission File Number 1-4825)*
(i)

Form of Weyerhaeuser Company 2022 Long-Term Incentive Plan Restricted Stock Unit Award Terms and Conditions for Plan Year 2022 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on May 13, 2022 – Commission File Number 1-4825)*

(j)

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

Form of Weyerhaeuser Company 2022 Long-Term Incentive Plan Performance Share Unit Award Terms and Conditions for Plan Year 2026 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 27, 2026 – Commission File Number 1-4825)*

(q)

Form of Weyerhaeuser Company 2022 Long-Term Incentive Plan Restricted Stock Unit Award Terms and Conditions for Plan Year 2026 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 27, 2026 – Commission File Number 1-4825)*

		(r)	Plum Creek Supplemental Pension Plan (incorporated by reference to Exhibit 10(dd) to the Annual Report on Form 10-K for the annual period ended December 31, 2016 – Commission File Number 1-4825)*
		(s)	Plum Creek Pension Plan (incorporated by reference to Exhibit 10(ee) to the Annual Report on Form 10-K for the period ended December 31, 2016 – Commission File Number 1-4825)*
(t)

Weyerhaeuser Company Amended and Restated Annual Incentive Plan for Salaried Employees (as amended effective February 14, 2020) (incorporated by reference to Exhibit 10(u) to the Annual Report on Form 10-K for the annual period ended December 31, 2019 – Commission File Number 1-4825)*

		(u)	Weyerhaeuser Company Amended and Restated Annual Incentive Plan for Salaried Employees (as amended effective February 13, 2026)*
		(v)	Weyerhaeuser Company 2015 Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 22, 2014 – Commission File Number 1-4825)*
		(w)	Weyerhaeuser Company 2023 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 17, 2022 – Commission File Number 1-4825)*
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

Amended and Restated Revolving Credit Facility Agreement dated as of June 30, 2025 among Weyerhaeuser Company, as Borrower, the lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 3, 2025 – Commission File Number 1-4825)

(cc)

Term Loan Agreement dated as of August 25, 2025 among Weyerhaeuser Company, as Parent, Weyerhaeuser NR Company, as Borrower, the lenders party thereto, and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 28, 2025 – Commission File Number 1-4825)

(dd)

Guarantee Agreement dated as of August 25, 2025 between Weyerhaeuser Company, as Guarantor, and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 28, 2025 – Commission File Number 1-4825)

19	—	Weyerhaeuser Company Insider Trading Policy (incorporated by reference to Exhibit 19 to the Annual Report on Form 10-K for the annual period ended December 31, 2024 – Commission File Number 1-4825)

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 113

21	—	Subsidiaries of the Registrant
23	—	Consent of Independent Registered Public Accounting Firm
31(a)	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31(b)	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32	—	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)
97	—	Weyerhaeuser Compensation Recovery Policy (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K for the annual period ended December 31, 2023 – Commission File Number 1-4825)*
101.INS	—	Inline XBRL Instance Document
101.SCH	—	Inline XBRL Taxonomy Extension Schema Document
101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	—	The cover page from Weyerhaeuser Company’s Annual Report on Form 10-K for the year ended December 31, 2024 has been formatted in Inline XBRL.

* Denotes a management contract or compensatory plan or arrangement.

** Filed in paper - hyperlink not required pursuant to Rule 105 of Regulation S-T

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 114

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized February 13, 2026.

WEYERHAEUSER COMPANY

/s/ DEVIN W. STOCKFISH
Devin W. Stockfish President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated February 13, 2026.

/s/ DEVIN W. STOCKFISH	/s/ DAVID M. WOLD
Devin W. Stockfish Principal Executive Officer and Director	David M. Wold Principal Financial Officer

/s/ ALEX G. WHITNEY	/s/ KIM WILLIAMS
Alex G. Whitney Principal Accounting Officer	Kim Williams Director

/s/ SARA GROOTWASSINK LEWIS	/s/ RICK R. HOLLEY
Sara Grootwassink Lewis Director	Rick R. Holley Chairman of the Board and Director

/s/ NICOLE W. PIASECKI	/s/ AL MONACO
Nicole W. Piasecki Director	Al Monaco Director

/s/ LAWRENCE A. SELZER	/s/ DEIDRA C. MERRIWETHER
Lawrence A. Selzer Director	Deidra C. Merriwether Director

/s/ MARK A. EMMERT	/s/ JAMES C. O’ROURKE
Mark A. Emmert Director	James C. O’Rourke Director

/s/ RICHARD BECKWITT
Richard Beckwitt Director

WEYERHAEUSER COMPANY > 2025 ANNUAL REPORT AND FORM 10-K 115