Form 10-Q
period 2026-03-31
WEYERHAEUSER CO
filed 2026-05-01
CIK 106535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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

As of April 27, 2026, 721,043 thousand shares of the registrant’s common stock ($1.25 par value) were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	MARCH 2026	MARCH 2025
Net sales (Note 3)	$1,727	$1,763
Costs of sales	1,409	1,428
Gross margin	318	335
Selling expenses	23	23
General and administrative expenses	119	119
Gain on sale of timberlands (Note 15)	(58)	—
Other operating (income) costs, net (Note 13)	(13)	14
Operating income	247	179
Non-operating pension and other post-employment benefit costs (Note 6)	(14)	(19)
Interest income and other	4	5
Interest expense, net of capitalized interest	(66)	(66)
Earnings before income taxes	171	99
Income taxes (Note 14)	(15)	(16)
Net earnings	$156	$83

Earnings per share, basic and diluted (Note 4)	$0.22	$0.11
Weighted average shares outstanding (in thousands) (Note 4):
Basic	721,290	726,143
Diluted	721,671	726,566

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2026	MARCH 2025
Net earnings	$156	$83
Other comprehensive income (loss):
Foreign currency translation adjustments	(7)	2
Changes in unamortized actuarial loss, net of tax expense of $3 and $3	11	10
Changes in unamortized net prior service credit, net of tax expense of $0 and $0	1	(1)
Unrealized net gain on cash flow hedges, net of tax expense of $1 and $0 (Note 9)	4	2
Total other comprehensive income	9	13
Total comprehensive income	$165	$96

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PAR VALUE	MARCH 31, 2026	DECEMBER 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$299	$464
Receivables, net	396	303
Receivables for taxes	8	10
Inventories (Note 5)	659	593
Assets held for sale	—	128
Prepaid expenses and other current assets	141	154
Total current assets	1,503	1,652
Property and equipment, less accumulated depreciation of $4,203 and $4,158	2,376	2,420
Construction in progress	397	337
Timber and timberlands at cost, less depletion	11,475	11,533
Minerals and mineral rights, less depletion	176	177
Deferred tax assets	91	97
Other assets	383	397
Total assets	$16,401	$16,613
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt (Note 8)	$372	$522
Accounts payable	284	278
Accrued liabilities (Note 7)	404	478
Total current liabilities	1,060	1,278
Long-term debt, net (Note 8)	5,052	5,050
Deferred tax liabilities	15	18
Deferred pension and other post-employment benefits (Note 6)	484	485
Other liabilities	351	356
Total liabilities	6,962	7,187
Commitments and contingencies (Note 10)
Equity:
Common shares: $1.25 par value; authorized 1,360 million shares; issued and outstanding: 721,043 thousand shares at March 31, 2026 and 720,531 thousand shares at December 31, 2025	901	901
Other capital	7,391	7,390
Retained earnings	1,431	1,428
Accumulated other comprehensive loss (Note 11)	(284)	(293)
Total equity	9,439	9,426
Total liabilities and equity	$16,401	$16,613

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2026	MARCH 2025
Cash flows from operations:
Net earnings	$156	$83
Noncash charges (credits) to earnings:
Depreciation, depletion and amortization	124	125
Basis of acres sold	23	24
Deferred income taxes, net	1	4
Pension and other post-employment benefits (Note 6)	18	23
Share-based compensation expense (Note 12)	13	11
Gain on sale of timberlands (Note 15)	(58)	—
Other	1	—
Change in:
Receivables, net	(94)	(76)
Receivables and payables for taxes	1	(22)
Inventories	(68)	(68)
Prepaid expenses and other current assets	2	5
Accounts payable and accrued liabilities	(66)	(25)
Pension and post-employment benefit contributions and payments	(5)	(3)
Other	4	(11)
Net cash from operations	52	70
Cash flows from investing activities:
Capital expenditures for property and equipment	(89)	(71)
Capital expenditures for timberlands reforestation	(23)	(22)
Proceeds from sale of timberlands (Note 15)	192	—
Other	1	(4)
Net cash from investing activities	81	(97)
Cash flows from financing activities:
Cash dividends on common shares	(151)	(152)
Net proceeds from issuance of long-term debt (Note 8)	—	299
Payments on long-term debt (Note 8)	(150)	(210)
Repurchases of common shares (Note 4)	(10)	(25)
Other	(4)	(9)
Net cash from financing activities	(315)	(97)
Net change in cash, cash equivalents and restricted cash	(182)	(124)
Cash, cash equivalents and restricted cash at beginning of period	481	684
Cash, cash equivalents and restricted cash at end of period	$299	$560
Cash paid during the period for:
Interest, net of amount capitalized of $3 and $3	$60	$58
Income taxes, net of refunds	$13	$34

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(UNAUDITED)

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	MARCH 2026	MARCH 2025
Common shares:
Balance at beginning of period	$901	$908
Issued for exercise of stock options and vested units	1	1
Repurchases of common shares (Note 4)	(1)	(1)
Balance at end of period	901	908
Other capital:
Balance at beginning of period	7,390	7,500
Issued for exercise of stock options	5	1
Repurchases of common shares (Note 4)	(9)	(24)
Share-based compensation	13	11
Other transactions, net	(8)	(5)
Balance at end of period	7,391	7,483
Retained earnings:
Balance at beginning of period	1,428	1,715
Net earnings	156	83
Dividends on common shares	(153)	(155)
Balance at end of period	1,431	1,643
Accumulated other comprehensive loss:
Balance at beginning of period	(293)	(402)
Other comprehensive income	9	13
Balance at end of period (Note 11)	(284)	(389)
Total equity:
Balance at end of period	$9,439	$9,645

Dividends paid per common share	$0.21	$0.21

See accompanying Notes to Consolidated Financial Statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE QUARTERS ENDED MARCH 31, 2026 AND 2025

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

The accompanying unaudited Consolidated Financial Statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Except as otherwise disclosed in these Notes to Consolidated Financial Statements, such adjustments are of a normal, recurring nature. The Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements. Certain information and footnote disclosures normally included in our annual Consolidated Financial Statements have been condensed or omitted. These quarterly Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025. Results of operations for interim periods should not necessarily be regarded as indicative of the results that may be expected for the full year.

Reclassifications

We have reclassified certain balances and results from prior years to be consistent with our 2026 reporting. This makes balances comparable from year to year. These changes include updates to the segment previously called Real Estate, Energy & Natural Resources, which has been renamed Strategic Land Solutions, effective first quarter 2026. Reportable business lines included within the segment have been updated from Real Estate and Energy & Natural Resources to Real Estate, Natural Resources and Climate Solutions. Refer to Note 2: Business Segments for discussion of the activities which comprise each business line. Our reclassifications had no effect on consolidated net earnings or equity.

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
●
Strategic Land Solutions – Real Estate (sales of timberlands), Natural Resources (rights to explore for and extract hard minerals, construction materials and natural gas production) and Climate Solutions (conservation, mitigation banking, renewable energy, forest carbon and carbon capture and sequestration).
●
Wood Products – Structural lumber, oriented strand board, engineered wood products and building materials distribution.

A reconciliation of our business segment information to the respective information in the Consolidated Statement of Operations is as follows:

DOLLAR AMOUNTS IN MILLIONS	TIMBERLANDS	STRATEGIC LAND SOLUTIONS	WOOD PRODUCTS	UNALLOCATED ITEMS AND INTERSEGMENT ELIMINATIONS	CONSOLIDATED
QUARTER ENDED MARCH 2026
Net sales to unaffiliated customers	$356	$207	$1,164	$—	$1,727
Intersegment sales	136	—	—	(136)	—
Total	492	207	1,164	(136)	1,727
Costs of sales	409	32	1,087	(119)	1,409
Gross margin	83	175	77	(17)	318
Selling expenses	—	—	22	1	23
General and administrative expenses	25	6	39	49	119
Other segment items(1)	(57)	—	(26)	22	(61)
Net contribution (charge) to earnings	$115	$169	$42	$(89)	$237

QUARTER ENDED MARCH 2025
Net sales to unaffiliated customers	$382	$94	$1,287	$—	$1,763
Intersegment sales	152	—	—	(152)	—
Total	534	94	1,287	(152)	1,763
Costs of sales	409	32	1,114	(127)	1,428
Gross margin	125	62	173	(25)	335
Selling expenses	—	—	22	1	23
General and administrative expenses	24	7	39	49	119
Other segment items(1)	(1)	(1)	6	24	28
Net contribution (charge) to earnings	$102	$56	$106	$(99)	$165
(1)
Other segment items for each reportable segment includes recurring and non-recurring income and expense items. For our Timberlands segment, this includes gains on the sale of timberlands for the quarter ended March 31, 2026. For our Wood Products segment, this includes product remediation insurance recoveries for the quarter ended March 31, 2026. For Unallocated Items, this includes non-operating pension and other post-employment benefit costs and interest income and other for all periods presented. Refer to Note 13: Other Operating (Income) Costs, Net for additional information.

Reconciliation of Net Contribution to Earnings to Net Earnings

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2026	MARCH 2025
Net contribution to earnings	$237	$165
Interest expense, net of capitalized interest	(66)	(66)
Earnings before income taxes	171	99
Income taxes	(15)	(16)
Net earnings	$156	$83

Additional Financial Information

DOLLAR AMOUNTS IN MILLIONS	TIMBERLANDS	STRATEGIC LAND SOLUTIONS	WOOD PRODUCTS	UNALLOCATED ITEMS AND INTERSEGMENT ELIMINATIONS	CONSOLIDATED
QUARTER ENDED MARCH 2026
Depreciation, depletion and amortization	$63	$1	$57	$3	$124
Capital expenditures	$43	$—	$69	$—	$112

QUARTER ENDED MARCH 2025
Depreciation, depletion and amortization	$65	$2	$55	$3	$125
Capital expenditures	$26	$—	$67	$—	$93

Total Assets

DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2026	DECEMBER 31, 2025
Timberlands and Strategic Land Solutions(1)	$12,527	$12,687
Wood Products	3,360	3,194
Unallocated items	514	732
Consolidated	$16,401	$16,613
(1)
Assets attributable to the Strategic Land Solutions segment are combined with total assets for the Timberlands segment as we do not produce separate balance sheets internally.

NOTE 3: REVENUE RECOGNITION

A reconciliation of revenue recognized by our major products:

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2026	MARCH 2025
Net sales to unaffiliated customers:
Timberlands segment
Delivered logs:
West
Domestic sales	$83	$98
Export grade sales	61	71
Subtotal West	144	169
South	148	152
North	14	14
Subtotal delivered logs sales	306	335
Stumpage and pay-as-cut timber	10	10
Recreational and other lease revenue	20	19
Other(1)	20	18
Net sales attributable to Timberlands segment	356	382
Strategic Land Solutions segment
Real estate	69	62
Natural resources	27	19
Climate solutions	111	13
Net sales attributable to Strategic Land Solutions segment	207	94
Wood Products segment
Structural lumber	478	527
Oriented strand board	167	228
Engineered solid section	155	161
Engineered I-joists	72	88
Softwood plywood	38	40
Medium density fiberboard	31	32
Complementary building products	143	125
Other(2)	80	86
Net sales attributable to Wood Products segment	1,164	1,287
Total net sales	$1,727	$1,763
(1)
Other Timberlands sales include sales of seeds and seedlings from our nursery operations as well as wood chips.
(2)
Other Wood Products sales include wood chips, other byproducts and third-party residual log sales from our Canadian Forestlands operations.

NOTE 4: NET EARNINGS PER SHARE AND SHARE REPURCHASES

Our basic and diluted earnings per share were:

●
$0.22 during first quarter 2026 and
●
$0.11 during first quarter 2025.

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

	QUARTER ENDED
SHARES IN THOUSANDS	MARCH 2026	MARCH 2025
Weighted average common shares outstanding – basic	721,290	726,143
Dilutive potential common shares:
Stock options	5	74
Restricted stock units	52	43
Performance share units	324	306
Total effect of outstanding dilutive potential common shares	381	423
Weighted average common shares outstanding – dilutive	721,671	726,566

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

	QUARTER ENDED
SHARES IN THOUSANDS	MARCH 2026	MARCH 2025
Performance share units	1,093	905

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

We repurchased 409,043 common shares for approximately $10 million (including transaction fees) under the 2025 Repurchase Program during first quarter 2026. As of March 31, 2026, we had remaining authorization of $928 million for future share repurchases under the 2025 Repurchase Program. During first quarter 2025, we repurchased 845,049 common shares for approximately $25 million (including transaction fees) under the 2021 Repurchase Program.

All common stock repurchases under the share repurchase programs were made in open-market transactions. We record share repurchases upon trade date as opposed to the settlement date when cash is disbursed. We record a liability for repurchases that have not yet been settled as of period end. There were no unsettled shares as of March 31, 2026 and December 31, 2025.

NOTE 5: INVENTORIES

Inventories include raw materials, work-in-process and finished goods, as well as materials and supplies.

DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2026	DECEMBER 31, 2025
LIFO inventories:
Logs	$24	$28
Lumber, plywood, oriented strand board and fiberboard	90	74
Other products	9	9
Moving average cost or FIFO inventories:
Logs	67	39
Lumber, plywood, oriented strand board, fiberboard and engineered wood products	128	107
Other products	173	173
Materials and supplies	168	163
Total	$659	$593

LIFO – the last-in, first-out method – applies to major inventory products held at our U.S. locations. The moving average cost method or FIFO – the first-in, first-out method – applies to the balance of our U.S. raw material and product inventories, all material and supply inventories and all foreign inventories.

NOTE 6: PENSION AND OTHER POST-EMPLOYMENT BENEFIT PLANS

The components of net periodic benefit cost are:

	PENSION
	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2026	MARCH 2025
Service cost	$4	$4
Interest cost	23	30
Expected return on plan assets	(22)	(26)
Amortization of actuarial loss	12	14
Total net periodic benefit cost – pension	$17	$22

	OTHER POST-EMPLOYMENT BENEFITS
	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2026	MARCH 2025
Interest cost	$1	$1
Total net periodic benefit cost – other post-employment benefits	$1	$1

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

NOTE 7: ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2026	DECEMBER 31, 2025
Compensation and employee benefit costs	$161	$190
Current portion of lease liabilities	25	25
Customer rebates, volume discounts and deferred income	81	127
Interest	55	53
Taxes payable	27	28
Other	55	55
Total	$404	$478

NOTE 8: LONG-TERM DEBT, LINE OF CREDIT AND COMMERCIAL PAPER PROGRAM

Long-term Debt

During first quarter 2026, we repaid our $150 million 7.70 percent debentures at maturity.

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

Line of Credit

During second quarter 2025, we amended and restated our senior unsecured revolving credit facility to extend the expiration date to June 2030, while increasing borrowing capacity from $1.5 billion to $1.75 billion. Borrowings will bear interest at a floating rate based on either the adjusted term SOFR plus a spread or a mutually agreed-upon base rate plus a spread. We had no outstanding borrowings on our revolving credit facility as of March 31, 2026 or December 31, 2025.

Commercial Paper Program

During fourth quarter 2025, we established a commercial paper program under which we may issue short-term, unsecured commercial paper notes pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Under this program, we may issue notes from time to time in an aggregate amount not to exceed $1.75 billion outstanding at any time. The notes will have maturities of up to 397 days from the date of issue and will not be subject to voluntary prepayment or redemption prior to maturity. We use our revolving credit facility as a liquidity backstop for the repayment of short-term unsecured notes issued under the commercial paper program. There were no notes outstanding under this program as of March 31, 2026 or December 31, 2025.

NOTE 9: FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value and carrying value of our long-term debt consisted of the following:

	MARCH 31, 2026		DECEMBER 31, 2025
DOLLAR AMOUNTS IN MILLIONS	CARRYING VALUE	FAIR VALUE (LEVEL 2)	CARRYING VALUE	FAIR VALUE (LEVEL 2)
Long-term debt (including current maturities) and line of credit:
Fixed rate	$4,077	$4,021	$4,225	$4,242
Variable rate	1,347	1,350	1,347	1,350
Total debt	$5,424	$5,371	$5,572	$5,592

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

Derivative Instruments Designated as Cash Flow Hedges

Interest Rate Swap Hedging Relationship

During third quarter 2025, we entered into interest rate swaps with the risk management objective of managing exposure to interest rate volatility by converting variable rate debt obligations associated with our $800 million term loan due in 2028 into fixed rate payments. The interest rate swaps provide the right to make fixed rate payments to the counterparty in exchange for variable, SOFR-based payments on a monthly settlement schedule. As of March 31, 2026 and December 31, 2025, our interest rate swap agreements with an aggregate notional amount of $800 million were designated as cash flow hedging instruments of variable, SOFR-based interest payments on our $800 million term loan.

Foreign Currency Hedging Relationship

During first quarter 2025, we entered into forward contracts with the risk management objective of reducing foreign exchange risk associated with the variability in cash flows from the settlement of forecasted foreign currency-denominated purchases of equipment. Our forward contracts provide the right to buy specified quantities of euros during predetermined future periods at predetermined future rates. As of March 31, 2026 and December 31, 2025, all forward contracts with an aggregate notional amount of $20 million and $32 million, respectively, were designated as cash flow hedging instruments of hedged forecasted foreign-currency denominated purchases of equipment.

The current and noncurrent fair value of our outstanding derivatives designated as cash flow hedging instruments as recorded on our Consolidated Balance Sheet are summarized below:

	DERIVATIVE ASSETS		DERIVATIVE LIABILITIES
DOLLAR AMOUNTS IN MILLIONS	PREPAID EXPENSES AND OTHER CURRENT ASSETS	OTHER ASSETS	ACCRUED LIABILITIES	OTHER LIABILITIES
AS OF MARCH 31, 2026
Interest rate swaps	$1	$2	$—	$—
Foreign currency forward contracts	1	—	—	—
Total fair value	$2	$2	$—	$—

AS OF DECEMBER 31, 2025
Interest rate swaps	$—	$—	$1	$2
Foreign currency forward contracts	2	1	—	—
Total fair value	$2	$1	$1	$2

The unrealized net gain on our outstanding derivative instruments recognized in "Other comprehensive income" in our Consolidated Statement of Comprehensive Income and recorded in "Accumulated other comprehensive loss" on our Consolidated Balance Sheet are summarized below:

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2026	MARCH 2025
Interest rate swaps	$5	$—
Foreign currency forward contracts	(1)	2
Total unrealized net gain on cash flow hedges	$4	$2

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

As of March 31, 2026, our total accrual for future estimated remediation costs on active Superfund sites and other sites for which we are potentially responsible was approximately $90 million. These amounts are recorded in "Accrued liabilities" and "Other liabilities" on our Consolidated Balance Sheet.

NOTE 11: ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in amounts included in our accumulated other comprehensive loss by component are:

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2026	MARCH 2025
Pension(1)
Balance at beginning of period	$(502)	$(583)
Other comprehensive income before reclassifications	1	—
Amounts reclassified from accumulated other comprehensive loss to earnings(2)	12	10
Total other comprehensive income	13	10
Balance at end of period	$(489)	$(573)
Other post-employment benefits(1)
Balance at beginning of period	$28	$23
Other comprehensive loss before reclassifications	(1)	(1)
Total other comprehensive loss	(1)	(1)
Balance at end of period	$27	$22
Translation adjustments and other
Balance at beginning of period	$181	$158
Translation adjustments	(7)	2
Unrealized gain on cash flow hedges(1)	4	2
Total other comprehensive (loss) income	(3)	4
Balance at end of period	178	162
Accumulated other comprehensive loss, end of period	$(284)	$(389)
(1)
Amounts presented are net of tax.
(2)
Amounts of actuarial loss and prior service cost are components of net periodic benefit cost. See Note 6: Pension and Other Post-Employment Benefit Plans.

NOTE 12: SHARE-BASED COMPENSATION

Share-based compensation activity during first quarter 2026 included the following:

SHARES IN THOUSANDS	GRANTED	VESTED
Restricted stock units (RSUs)	1,108	710
Performance share units (PSUs)	622	214

A total of 661 thousand shares of common stock were issued as a result of RSU and PSU vestings, net of tax.

Restricted Stock Units

The weighted average fair value of the RSUs granted in 2026, calculated as an average of the high and low prices on grant date, was $27.09. The vesting provisions for RSUs granted in 2026 were consistent with prior year grants.

Performance Share Units

The weighted average grant date fair value of PSUs granted in 2026 was $26.29. The final number of shares granted in 2026 will vest between a range of 0 percent to 150 percent of each grant's target, depending upon actual company total shareholder return (TSR) compared against the TSR of an industry peer group, as well as company progress in achieving EBITDA growth targets. TSR assumes full reinvestment of dividends. In the event of negative absolute TSR, the TSR component used in the blended payout calculation is capped at 125 percent.

Weighted Average Assumptions Used in Estimating the Value of Performance Share Units Granted in 2026

PERFORMANCE SHARE UNITS
Performance period	2/13/2026 – 12/31/2028
Valuation date closing stock price	$26.75
Risk-free rate	3.37% – 3.43%
Expected volatility	27.90%

NOTE 13: OTHER OPERATING (INCOME) COSTS, NET

Other operating (income) costs, net were comprised of the following:

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2026	MARCH 2025
Environmental remediation charges	$1	$4
Litigation expense, net	8	2
Product remediation insurance recovery	(28)	—
Research and development expenses	1	1
Other, net	5	7
Total other operating (income) costs, net	$(13)	$14

NOTE 14: INCOME TAXES

As a real estate investment trust (REIT), we generally are not subject to federal corporate income taxes on REIT taxable income that is distributed to shareholders. We are required to pay corporate income taxes on earnings of our Taxable REIT Subsidiaries (TRSs), which include our Wood Products segment and a portion of our Timberlands and Strategic Land Solutions segments.

The quarterly provision for income taxes is based on our current estimate of the annual effective tax rate and is adjusted for discrete taxable events that have occurred during the year. Our 2026 estimated annual effective tax rate, excluding discrete items, differs from the U.S. federal statutory tax rate of 21 percent primarily due to state and foreign income taxes and tax benefits associated with our nontaxable REIT earnings.

Tax Legislation

On July 4, 2025, H.R. 1, commonly known as the One Big, Beautiful Bill Act (the OBBBA), was enacted. The OBBBA contained significant changes to corporate taxation, including accelerated deductions for capital spending, expensing of research and development costs and increased deductibility of interest expense. Additionally, effective for taxable years beginning after December 31, 2025, the value of TRS securities that a REIT may hold increased from 20 percent to 25 percent of the value of the REIT’s total assets. We do not expect a material impact to our 2026 financial statements due to the enactment of the OBBBA.

NOTE 15: TIMBERLAND DIVESTITURES

In February 2026, we completed the sale of 108 thousand acres of Virginia timberlands for $192 million, which is net of purchase price adjustments and closing costs. As a result of the sale, we recorded a $58 million gain in the Timberlands segment in our Consolidated Statement of Operations. This sale was not considered a strategic shift that had, or will have, a major effect on our operations or financial results and therefore did not meet the requirements for presentation as discontinued operations.

NOTE 16: PRINCETON LUMBER MILL DIVESTITURE

In third quarter 2025, we completed the sale of our Princeton lumber mill for a total purchase price of approximately $85 million. The total purchase price was inclusive of mill assets, the associated timber licenses in British Columbia and the value of working capital as of the closing date. Pursuant to the transaction closing, a gain on the sale of $29 million was recognized. The transfer of all associated timber licenses in British Columbia was subject to regulatory approval and a portion of the total purchase price was held in escrow to be released in conjunction with the approval and transfer of these licenses. In April 2026, we obtained all necessary approvals and completed the transfer of the associated licenses. As a result, we received final proceeds of $22 million.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This report contains statements concerning our future results and performance that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include, without limitation, statements relating to: our expected future financial and operating performance; our plans, strategies, intentions and expectations; our capital structure and the sufficiency of our liquidity position to meet future cash requirements; our cash dividend framework, including our target percentage return to shareholders of Adjusted Funds Available for Distribution, including expected supplemental cash dividends and/or future share repurchases; future compliance with covenants in our debt agreements; our expectations concerning our contingent liabilities and the sufficiency of related reserves and accruals including, but not limited to, cost estimates of future litigation and environmental remediation; our provision for income taxes; expected capital expenditures; the expected cost, productivity and timing of the completion of a new wood products manufacturing facility; estimated returns on pension plan assets; expected market and general economic conditions, including related influencing factors such as the trajectory of U.S. housing construction activity, repair and remodel activity, inflation trends and interest rates and the potential impacts of U.S. trade policy; our expectations about our future opportunities in emerging carbon credit and carbon capture and storage markets and our assumptions used in valuing incentive compensation and related expense.

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
●
economic activity in Asia, especially Japan, India and China;
●
performance of our manufacturing operations, including maintenance and capital requirements;
●
potential disruptions in our manufacturing operations;
●
the level of competition from domestic and foreign producers;
●
the successful execution of our internal plans and strategic initiatives, including restructuring and cost reduction initiatives, as well as our previously announced growth initiatives;
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
energy and fuel prices;
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

●
changes in accounting principles and
●
other risks and uncertainties described in this report under Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and in our 2025 Annual Report on Form 10-K, as well as those set forth from time to time in our other public statements, reports, registration statements, prospectuses, information statements and other filings with the SEC.

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

ECONOMIC AND MARKET CONDITIONS AFFECTING OUR OPERATIONS

Our market conditions and the strength of the broader U.S. economy are, and will continue to be, influenced by the trajectory of activity in the U.S. housing and repair and remodel segments, inflation trends, employment growth and interest rates. The demand for sawlogs within our Timberlands segment is directly affected by domestic production of wood-based building products. The strength of the U.S. housing market, particularly new residential construction, strongly affects demand in our Wood Products segment, as does repair and remodeling activity. Seasonal weather patterns impact the level of construction activity in the U.S., which in turn affects demand for our logs and wood products. Our Timberlands segment, particularly the Western region, is also affected by export demand and trade policy. Japanese housing starts are a key driver of export log demand in Japan. The demand for pulpwood from our Timberlands segment is directly affected by the production of pulp, paper and oriented strand board (OSB), as well as the demand for biofuels, such as wood-burning pellets made from pulpwood. Our Timberlands segment is also influenced by the availability of harvestable timber. In general, Western log markets are highly tensioned by available supply, while Southern log markets have more available supply. However, additional mill capacity being added in the U.S. South has led to tightening of markets in certain geographies. Our Strategic Land Solutions segment is affected by a variety of factors, including the general state of the economy, local real estate market conditions, the level of construction activity in the U.S. and development of opportunities in our Climate Solutions business.

Geopolitical events and ongoing U.S. trade policy changes have resulted in macroeconomic uncertainty and increased cautiousness by consumers. The conflict in the Middle East has had a near-term impact on energy and fuel prices, which has negatively affected businesses and households. Trade and tariff policies, along with potential countermeasures by other countries, affect supply and demand trends, import and export dynamics, and pricing for our products.

The discussion below includes a number of publicly available data points, many of which are obtained from U.S. federal government institutions. Due to the federal government shutdown in February, availability of certain data points is limited to January or February 2026. All other data points are updated through first quarter 2026.

Housing market conditions have been mixed, with lower home sales but relatively steady building activity. Elevated mortgage interest rates, reduced affordability and weaker consumer confidence remain key factors influencing housing demand. While overall housing inventory remains historically low across many markets, inventories of unsold new and existing single-family units have stabilized after increasing through 2025. On a seasonally adjusted annual basis, as reported by the U.S. Census Bureau, housing starts for first quarter 2026 averaged 1.4 million units, a 7.2 percent increase from fourth quarter 2025. Single-family starts averaged 957 thousand units in first quarter 2026, a 3.5 percent increase from fourth quarter 2025. Multi-family starts averaged 462 thousand units in first quarter 2026, a 16.0 percent increase from fourth quarter 2025. Single-family construction is a primary driver of our business as compared to multi-family construction due to the amount of wood products used per unit. Sales of newly built single-family homes averaged a seasonally adjusted annual rate of 587 thousand units for January 2026, a 17.2 percent decrease from fourth quarter 2025, as affordability constraints and elevated financing costs continued to weigh on buyer demand despite ongoing builder incentives. Notwithstanding current macroeconomic uncertainty and potential impacts to housing demand, we expect a favorable U.S. housing construction market over the medium to long-term, supported by strong demographics in the key home buying age cohorts and a decade of under building.

Repair and remodeling expenditures increased 2.62 percent from fourth quarter 2025 to first quarter 2026, according to the Census Bureau Advance Retail Spending report. While there continues to be steady demand due to growing home equity and the lock-in effect of lower mortgage rates compared to current rates, many homeowners have been more cautious in discretionary spending on large projects. Professionally built segments were firmer than do-it-yourself (DIY) activity, though both continue to be restrained due to subdued consumer confidence, elevated interest rates and concerns around the trajectory of the economy. Slower sales of existing homes have also contributed to muted activity as there is often an increase in upgrades and repairs before and after the sale of a home. Over the longer term, we expect this sector to return to historical growth trends driven by recent deferrals in repair and remodel spending, higher levels of home equity and an aging U.S. housing stock, with a median age of 46 years.

In U.S. wood product markets, operating capacity across the industry has come into a more normalized balance with measured demand, leading to price uplift across many commodity products. In first quarter 2026, the Random Lengths Framing Lumber Composite price averaged $435/MBF and the OSB Composite averaged $261/MSF. Over the course of first quarter 2026, composite prices for lumber increased from $385/MBF to $470/MBF and composite prices for OSB increased from $230/MSF to $265/MSF. The Framing Lumber Composite continued on an upward trajectory across most regions and species. Curtailments during the holiday season and some permanent closures in the fourth quarter of 2025, combined with leaner dealer inventories at the beginning of the quarter, contributed to the price increases. What had been a large divergence in lumber prices across regions and species narrowed in first quarter 2026, with Southern Yellow Pine showing particularly strong gains relative to other species. For OSB, product pricing showed modest improvement from the fourth quarter, as supply adjustments were not as pronounced as in lumber, reflecting relatively higher levels of OSB operating capacity across the U.S. and Canada.

In Western log markets, Douglas-fir sawlog prices increased 5.4 percent in first quarter 2026 compared with fourth quarter 2025, as reported by Fastmarkets RISI Log Lines based on Weyerhaeuser’s sales mix. Log prices in the domestic market rose as several mills returned to normal operations after year-end. In the South, delivered sawlog prices decreased 1.3 percent in first quarter 2026 compared to fourth quarter 2025 and declined 3.5 percent from first quarter 2025, as reported by TimberMart-South. Delivered pine pulpwood prices decreased 1.3 percent in first quarter 2026 compared to fourth quarter 2025 and declined 5.7 percent from first quarter 2025 as reported by TimberMart-South. In general, Southern log supply remains ample and wood product and fiber mills continue to align production with end-market demand. Pulpwood prices have been more challenged in several localized regions following mill closures in 2025 and slower end-use market demand.

Currency exchange rates, available supply from other countries and trade policy affect our export businesses. In Japan, total housing starts decreased 2.7 percent year-to-date through February compared to the same period in 2025, while the key Post and Beam segment saw a 7.3 percent increase, partly reflecting a backlog of permit applications following more stringent building requirements that took effect April 1, 2025. Slowing demand has been partially offset by reduced lumber imports from Europe and lower inventories of European lumber in the Japanese market, while higher energy costs have had some negative impact on Japanese producers. In China, during fourth quarter 2025 regulators lifted the March 4, 2025 suspension of log imports from the U.S. As a result, Weyerhaeuser is in the early stages of re-establishing its log export program to strategic customers in China.

Interest rates affect our business primarily through their impact on mortgage rates and housing affordability, their general impact on the economy and their influence on our capital management activities. Actions by the U.S. Federal Reserve, the overall condition of the economy and fluctuations in financial markets are all factors that influence long-term interest rates. 30-year mortgage rates, which are generally correlated with long-term interest rates, increased from 6.2 percent in fourth quarter 2025 to 6.4 percent in first quarter 2026, according to economic data from Freddie Mac. Many builders have been able to offset higher mortgage rates through discounts, mortgage rate buydowns and modifying product offerings such as home sizes and finishes. Higher rates have also locked in many existing homeowners from selling, thereby reducing inventories of existing homes for sale which has led to incremental demand for available new homes.

Increased inflation affects the cost of our operations across each of our business segments, including costs for raw materials, transportation, energy and labor. The Consumer Price Index increased at an annual rate of 3.3 percent as of March 2026 compared to 2.7 percent as of December 2025. This rate is markedly down from prior periods of elevated inflation, although the Iran conflict has led to markedly higher energy and fuel prices. While we can offset some of our costs that are affected by inflation through our sales activities, operational excellence initiatives and procurement practices, not all costs associated with inflation can be fully mitigated or passed on to the customer.

The condition of the labor market affects all of our businesses as it relates to our ability to attract and retain employees and contractors. The unemployment rate decreased from 4.4 percent in fourth quarter 2025 to 4.3 percent in first quarter 2026. Weyerhaeuser is currently in active negotiations with members of the International Association of Machinists and Aerospace Workers union to establish a new collective bargaining agreement (CBA) covering approximately 1,200 Wood Products and Timberlands employees across four lumber mills and a portion of our Western Timberlands operations in Washington and Oregon. The employees covered by the current CBA, which will expire on May 31, 2026, last commenced a work stoppage in September 2022 that was resolved in October 2022. At this stage in the negotiations, there is no way to be certain about the occurrence or extent of any work stoppage.

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

CONSOLIDATED RESULTS

How We Did First Quarter 2026

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	MARCH 2026	MARCH 2025	2026 VS. 2025
Net sales	$1,727	$1,763	$(36)
Costs of sales	$1,409	$1,428	$(19)
Operating income	$247	$179	$68
Net earnings	$156	$83	$73
Earnings per share, basic and diluted	$0.22	$0.11	$0.11

Comparing First Quarter 2026 with First Quarter 2025

Net sales

Net sales decreased $36 million – 2 percent – primarily due to a $123 million decrease in Wood Products net sales attributable to decreased sales realizations across most product lines, as well as a $26 million decrease in Timberlands net sales to unaffiliated customers attributable to decreased log sales realizations and volumes in the Western region. These decreases were partially offset by a $113 million increase in Strategic Land Solutions net sales primarily due to a $94 million conservation easement sale in our Climate Solutions business.

Costs of sales

Costs of sales decreased $19 million – 1 percent – primarily due to decreased sales volumes for most products in our Wood Products segment.

Operating income

Operating income increased $68 million – 38 percent – primarily due to a $58 million increase in gain on sale of timberlands, as well as a $28 million increase in product remediation insurance recoveries (see Note 15: Timberland Divestitures and Note 13: Other Operating (Income) Costs, Net). These changes were partially offset by a $17 million decrease in consolidated gross margin (see discussion of components above).

Net earnings

Net earnings increased $73 million – 88 percent – primarily due to the $68 million increase in operating income discussed above, as well as a $5 million decrease in non-operating pension and other post-employment benefit costs.

TIMBERLANDS

How We Did First Quarter 2026

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2026	MARCH 2025	2026 VS. 2025
Net sales to unaffiliated customers:
Delivered logs:
West	$144	$169	$(25)
South	148	152	(4)
North	14	14	—
Subtotal delivered logs sales	306	335	(29)
Stumpage and pay-as-cut timber	10	10	—
Recreational and other lease revenue	20	19	1
Other(1)	20	18	2
Subtotal net sales to unaffiliated customers	356	382	(26)
Intersegment sales	136	152	(16)
Total sales	$492	$534	$(42)
Costs of sales	$409	$409	$—
Operating income and Net contribution to earnings	$115	$102	$13
(1)
Other Timberlands sales include sales of seeds and seedlings from our nursery operations as well as wood chips.

Comparing First Quarter 2026 with First Quarter 2025

Net sales to unaffiliated customers

Net sales to unaffiliated customers decreased $26 million – 7 percent – primarily due to a $25 million decrease in Western log sales attributable to a 10 percent decrease in sales realizations, as well as a 6 percent decrease in sales volumes.

Intersegment sales

Intersegment sales decreased $16 million – 11 percent – primarily due to a 9 percent decrease in sales realizations, as well as a 2 percent decrease in sales volumes.

Costs of sales

Costs of sales remained consistent primarily due to an increase in Western and Southern freight costs, offset by decreased sales volumes.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings increased $13 million – 13 percent – primarily due to a $58 million increase in gain on sale of timberlands, partially offset by the change in the components of gross margin, as discussed above.

Third-Party Log Sales Volumes and Fee Harvest Volumes

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	MARCH 2026	MARCH 2025	2026 VS. 2025
Third-party log sales – tons:
West(1)	1,347	1,428	(81)
South	3,968	4,106	(138)
North	205	192	13
Total	5,520	5,726	(206)
Fee harvest volumes – tons:
West(1)	2,178	2,229	(51)
South	5,915	6,133	(218)
North	278	272	6
Total	8,371	8,634	(263)
(1)
Western logs are primarily transacted in thousand board feet (MBF) but are converted to ton equivalents for external reporting purposes.

STRATEGIC LAND SOLUTIONS

How We Did First Quarter 2026

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2026	MARCH 2025	2026 VS. 2025
Net sales:
Real estate	$69	$62	$7
Natural resources	27	19	8
Climate solutions	111	13	98
Total	$207	$94	$113
Costs of sales	$32	$32	$—
Operating income and Net contribution to earnings	$169	$56	$113

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

Comparing First Quarter 2026 with First Quarter 2025

Net sales

Net sales increased $113 million – 120 percent – primarily due to a $94 million conservation easement sale in our Climate Solutions business, as well as increases in acres sold and average price per acre sold for our Real Estate business and an increase in royalty income from our Natural Resources business.

Costs of sales

Costs of sales remained consistent primarily due to an increase in commission costs for our Climate Solutions business, offset by a decrease in basis per acre sold for our Real Estate and Climate Solutions businesses.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings increased $113 million – 202 percent – primarily due to the change in the components of gross margin, as discussed above.

REAL ESTATE SALES STATISTICS(1)

	QUARTER ENDED		AMOUNT OF CHANGE
	MARCH 2026	MARCH 2025	2026 VS. 2025
Acres sold	17,141	16,408	733
Average price per acre	$4,015	$3,764	$251
(1)
Effective first quarter 2026, Real Estate sales statistics have been adjusted to reflect our updated presentation of business lines within the Strategic Land Solutions segment. Real Estate statistics for first quarter 2025 have been adjusted to present comparative data, with all changes attributable to the disaggregation of the Climate Solutions business.

WOOD PRODUCTS

How We Did First Quarter 2026

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2026	MARCH 2025	2026 VS. 2025
Net sales:
Structural lumber	$478	$527	$(49)
Oriented strand board	167	228	(61)
Engineered solid section	155	161	(6)
Engineered I-joists	72	88	(16)
Softwood plywood	38	40	(2)
Medium density fiberboard	31	32	(1)
Complementary building products	143	125	18
Other products produced(1)	80	86	(6)
Total	$1,164	$1,287	$(123)
Costs of sales	$1,087	$1,114	$(27)
Operating income and Net contribution to earnings	$42	$106	$(64)
(1)
Other products produced sales include wood chips, other byproducts and third-party residual log sales from our Canadian Forestlands operations.

Comparing First Quarter 2026 with First Quarter 2025

Net sales

Net sales decreased $123 million – 10 percent – primarily due to:

●
a $61 million decrease in oriented strand board sales attributable to a 26 percent decrease in sales realizations and a 2 percent decrease in sales volumes;
●
a $49 million decrease in structural lumber sales attributable to a 5 percent decrease in sales volumes and a 4 percent decrease in sales realizations;
●
a $16 million decrease in engineered I-joist sales attributable to an 11 percent decrease in sales volumes and an 8 percent decrease in sales realizations;
●
a $6 million decrease in other products produced sales attributable to a decrease in residual log sales volumes and a decrease in chip sales realizations;
●
a $6 million decrease in engineered solid section sales attributable to an 8 percent decrease in sales realizations, partially offset by a 6 percent increase in sales volumes and
●
a $2 million decrease in softwood plywood sales attributable to a 4 percent decrease in sales realizations and a 2 percent decrease in sales volumes.

These decreases were partially offset by an $18 million increase in complementary building products sales attributable to an increase in sales volumes and realizations across most products.

Costs of sales

Costs of sales decreased $27 million – 2 percent – primarily due to decreased sales volumes for most products.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings decreased $64 million – 60 percent – primarily due to the change in the components of gross margin, as discussed above, partially offset by a $28 million product remediation insurance recovery recorded in first quarter 2026 (refer to Note 13: Other Operating (Income) Costs, Net).

Third-Party Sales Volumes

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS(1)	MARCH 2026	MARCH 2025	2026 VS. 2025
Structural lumber – board feet	1,081	1,138	(57)
Oriented strand board – square feet (3/8”)	707	719	(12)
Engineered solid section – cubic feet	5.6	5.3	0.3
Engineered I-joists – lineal feet	31	35	(4)
Softwood plywood – square feet (3/8”)	86	88	(2)
Medium density fiberboard – square feet (3/4”)	26	27	(1)
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

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS	MARCH 2026	MARCH 2025	2026 VS. 2025
Structural lumber – board feet:
Production	1,100	1,163	(63)
Outside purchase	39	36	3
Total	1,139	1,199	(60)
Oriented strand board – square feet (3/8”):
Production	742	743	(1)
Outside purchase	18	18	—
Total	760	761	(1)
Engineered solid section – cubic feet:
Production	5.7	5.7	—
Outside purchase	2.1	2.1	—
Total	7.8	7.8	—
Engineered I-joists – lineal feet:
Production	35	35	—
Outside purchase	1	1	—
Total	36	36	—
Softwood plywood – square feet (3/8”):
Production	77	80	(3)
Outside purchase	13	10	3
Total	90	90	—
Medium density fiberboard – square feet (3/4"):
Production	28	22	6
Total	28	22	6

UNALLOCATED ITEMS

Unallocated items are gains or charges not related to, or allocated to, an individual operating segment. They include all or a portion of items such as share-based compensation, pension and post-employment costs, elimination of intersegment profit in inventory and LIFO, foreign exchange transaction gains and losses, interest income and other.

Net Charge to Earnings – Unallocated Items

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2026	MARCH 2025	2026 VS. 2025
Unallocated corporate function and variable compensation expense	$(44)	$(42)	$(2)
Liability classified share-based compensation	—	(1)	1
Foreign exchange loss	(1)	—	(1)
Elimination of intersegment profit in inventory and LIFO	(11)	(18)	7
Other, net	(23)	(24)	1
Operating loss	(79)	(85)	6
Non-operating pension and other post-employment benefit costs	(14)	(19)	5
Interest income and other	4	5	(1)
Net charge to earnings	$(89)	$(99)	$10

Comparing First Quarter 2026 with First Quarter 2025

Net charge to earnings decreased $10 million – 10 percent – primarily due to a $7 million decrease in the charge for elimination of intersegment profit in inventory and LIFO and a $5 million decrease in non-operating pension and other post-employment benefit costs.

INTEREST EXPENSE

Our interest expense, net of capitalized interest, was:

●
$66 million for first quarter 2026 and
●
$66 million for first quarter 2025.

Interest expense remained consistent compared to first quarter 2025 primarily due to a series of debt issuances and retirements throughout 2025 and 2026 that increased our outstanding debt, offset by a decrease in our weighted average interest rate.

INCOME TAXES

Our provision for income taxes was:

●
a $15 million expense for first quarter 2026 and
●
a $16 million expense for first quarter 2025.

Our provision for income taxes is primarily driven by the results of our TRSs. Income tax expense decreased $1 million compared to first quarter 2025 primarily due to a decrease in our estimated effective tax rate based on the forecasted mix of earnings between our REIT and TRSs.

Refer to Note 14: Income Taxes for further information.

LIQUIDITY AND CAPITAL RESOURCES

We are committed to maintaining an appropriate capital structure that provides financial flexibility and enables us to protect the interests of our shareholders and meet our obligations to our lenders, while also maintaining access to all major financial markets. As of March 31, 2026, we had $299 million in cash and cash equivalents, $1.75 billion of availability on our line of credit, which expires in June 2030, and $1.75 billion of availability on our commercial paper program. We believe we have sufficient liquidity to meet our cash requirements for the foreseeable future.

CASH FROM OPERATIONS

Consolidated net cash from operations was:

●
$52 million for first quarter 2026 and
●
$70 million for first quarter 2025.

Net cash from operations decreased $18 million primarily due to unfavorable changes in working capital, partially offset by a $21 million decrease in cash paid for taxes.

CASH FROM INVESTING ACTIVITIES

Consolidated net cash from investing activities was:

●
$81 million for first quarter 2026 and
●
$(97) million for first quarter 2025.

Net cash from investing activities increased $178 million primarily due to a $192 million increase in proceeds from the sale of timberlands, partially offset by a $19 million increase in cash paid for capital expenditures.

Summary of Capital Spending by Business Segment

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2026	MARCH 2025
Timberlands	$43	$26
Wood Products	69	67
Unallocated Items	—	—
Total	$112	$93

During fourth quarter 2024, we announced our plan to build a new TimberStrand® facility in Monticello, Arkansas. Construction began in 2025, with the goal of starting operations in 2027. Once completed, the new facility will increase our engineered wood products capacity by approximately 10 million cubic feet.

We anticipate our capital expenditures for 2026 to be between $400 and $450 million, excluding approximately $300 million of investment in our Monticello engineered wood products facility. The amount we spend on capital expenditures could change.

CASH FROM FINANCING ACTIVITIES

Consolidated net cash from financing activities was:

●
$(315) million for first quarter 2026 and
●
$(97) million for first quarter 2025.

Net cash from financing activities decreased $218 million primarily due to a $299 million decrease in net proceeds from issuance of long-term debt, partially offset by a $60 million decrease in payments on long-term debt and a $15 million decrease in cash used for repurchases of common stock.

Line of Credit

During second quarter 2025, we amended and restated our senior unsecured revolving credit facility to extend the expiration date to June 2030, while increasing borrowing capacity from $1.5 billion to $1.75 billion. Borrowings will bear interest at a floating rate based on either the adjusted term SOFR plus a spread or a mutually agreed-upon base rate plus a spread. We had no outstanding borrowings on our revolving credit facility as of March 31, 2026 or December 31, 2025.

Refer to Note 8: Long-Term Debt, Line of Credit and Commercial Paper Program for further information.

Long-Term Debt

During first quarter 2026, we repaid our $150 million 7.70 percent debentures at maturity.

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

Refer to Note 8: Long-Term Debt, Line of Credit and Commercial Paper Program for further information.

Commercial Paper Program

During fourth quarter 2025, we established a commercial paper program under which we may issue short-term, unsecured commercial paper notes pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Under this program, we may issue notes from time to time in an aggregate amount not to exceed $1.75 billion outstanding at any time. The notes will have maturities of up to 397 days from the date of issue and will not be subject to voluntary prepayment or redemption prior to maturity. We use our revolving credit facility as a liquidity backstop for the repayment of short-term unsecured notes issued under the commercial paper program. There were no notes outstanding under this program as of March 31, 2026 or December 31, 2025.

Refer to Note 8: Long-Term Debt, Line of Credit and Commercial Paper Program for further information.

Interest Rate Swap Hedging Relationship

During third quarter 2025, we entered into interest rate swaps with the risk management objective of managing exposure to interest rate volatility by converting variable rate debt obligations associated with our $800 million term loan due in 2028 into fixed rate payments. The interest rate swaps provide the right to make fixed rate payments to the counterparty in exchange for variable, SOFR-based payments on a monthly settlement schedule. As of March 31, 2026, our interest rate swap agreements with an aggregate notional amount of $800 million were designated as cash flow hedging instruments of variable, SOFR-based interest payments on our $800 million term loan.

Refer to Note 9: Fair Value of Financial Instruments for further information.

Debt Covenants

As of March 31, 2026, Weyerhaeuser Company was in compliance with its debt covenants. There have been no significant changes to the debt covenants presented in our 2025 Annual Report on Form 10-K for our long-term debt instruments, and we expect to remain in compliance with our debt covenants for the foreseeable future.

Dividend Payments

We paid cash dividends on common shares of:

●
$151 million for first quarter 2026 and
●
$152 million for first quarter 2025.

The decrease in dividends paid is due to a decrease in shares outstanding.

Under our cash return framework, we plan to supplement our base dividend with an additional return of variable cash, as appropriate, in the form of share repurchase and/or a supplemental cash dividend to achieve a targeted total return to shareholders of 75 to 80 percent of annual Adjusted Funds Available for Distribution (Adjusted FAD). For further information on Adjusted FAD see Performance and Liquidity Measures.

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

We repurchased 409,043 common shares for approximately $10 million (including transaction fees) during first quarter 2026 under the 2025 Repurchase Program. During first quarter 2025, we repurchased 845,049 common shares for approximately $25 million (including transaction fees) under the 2021 Repurchase Program. There were no unsettled shares as of March 31, 2026 and December 31, 2025.

Refer to Note 4: Net Earnings Per Share and Share Repurchases for further information.

PERFORMANCE AND LIQUIDITY MEASURES

Adjusted EBITDA by Segment

We use Adjusted EBITDA as a key performance measure to evaluate the performance of the consolidated company and our business segments. This measure should not be considered in isolation from, and is not intended to represent an alternative to, our results reported in accordance with U.S. generally accepted accounting principles (U.S. GAAP). However, we believe Adjusted EBITDA provides meaningful supplemental information for investors about our operating performance, better facilitates period to period comparisons and is widely used by analysts, lenders, rating agencies and other interested parties. Our definition of Adjusted EBITDA may be different from similarly titled measures reported by other companies, including those in our industry. Adjusted EBITDA, as we define it, is operating income adjusted for depreciation, depletion, amortization, basis of Strategic Land Solutions acres sold and special items.

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2026	MARCH 2025	2026 VS. 2025
Adjusted EBITDA by Segment:
Timberlands	$120	$167	$(47)
Strategic Land Solutions	193	82	111
Wood Products	71	161	(90)
	384	410	(26)
Unallocated Items	(76)	(82)	6
Adjusted EBITDA	$308	$328	$(20)

We reconcile Adjusted EBITDA to net earnings for the consolidated company and to operating income (loss) for the business segments, as those are the most directly comparable U.S. GAAP measures for each.

The table below reconciles Adjusted EBITDA for the quarter ended March 31, 2026:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Strategic Land Solutions	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$156
Interest expense, net of capitalized interest					66
Income taxes					15
Net contribution (charge) to earnings	$115	$169	$42	$(89)	$237
Non-operating pension and other post-employment benefit costs	—	—	—	14	14
Interest income and other	—	—	—	(4)	(4)
Operating income (loss)	115	169	42	(79)	247
Depreciation, depletion and amortization	63	1	57	3	124
Basis of acres sold	—	23	—	—	23
Special items included in operating income (loss)(1)(2)	(58)	—	(28)	—	(86)
Adjusted EBITDA	$120	$193	$71	$(76)	$308
(1)
Operating income (loss) for Timberlands includes a pretax special item consisting of a $58 million gain on the sale of Virginia timberlands.
(2)
Operating income (loss) for Wood Products includes a pretax special item consisting of a $28 million product remediation insurance recovery.

The table below reconciles Adjusted EBITDA for the quarter ended March 31, 2025:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Strategic Land Solutions	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$83
Interest expense, net of capitalized interest					66
Income taxes					16
Net contribution (charge) to earnings	$102	$56	$106	$(99)	$165
Non-operating pension and other post-employment benefit costs	—	—	—	19	19
Interest income and other	—	—	—	(5)	(5)
Operating income (loss)	102	56	106	(85)	179
Depreciation, depletion and amortization	65	2	55	3	125
Basis of acres sold	—	24	—	—	24
Adjusted EBITDA	$167	$82	$161	$(82)	$328

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

The table below reconciles Adjusted FAD to net cash from operations:

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2026	MARCH 2025
Net cash from operations	$52	$70
Capital expenditures	(112)	(93)
FAD	(60)	(23)
Cash from product remediation insurance recovery	(28)	—
Monticello engineered wood products facility capital expenditures	30	16
Adjusted FAD	$(58)	$(7)
Net cash from investing activities	$81	$(97)
Net cash from financing activities	$(315)	$(97)

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

Net Earnings Before Special Items

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2026	MARCH 2025
Net earnings	$156	$83
Gain on sale of timberlands	(58)	—
Product remediation insurance recovery	(21)	—
Net earnings before special items	$77	$83

Net Earnings per Diluted Share Before Special Items

	QUARTER ENDED
	MARCH 2026	MARCH 2025
Net earnings per diluted share	$0.22	$0.11
Gain on sale of timberlands	(0.08)	—
Product remediation insurance recovery	(0.03)	—
Net earnings per diluted share before special items	$0.11	$0.11

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes during first quarter 2026 to the critical accounting estimates presented in our 2025 Annual Report on Form 10-K.

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

Summary of Long-Term Debt Obligations as of March 31, 2026

DOLLAR AMOUNTS IN MILLIONS	2026	2027	2028	2029	2030	THEREAFTER	TOTAL(1)	FAIR VALUE
Fixed-rate debt	$372	$300	$—	$750	$750	$1,935	$4,107	$4,021
Average interest rate	5.68%	6.95%	—%	4.00%	4.00%	5.40%	5.03%	N/A
Variable-rate debt(2)	$—	$—	$1,050	$—	$300	$—	$1,350	$1,350
(1)
Excludes $33 million of unamortized discounts and capitalized debt expense.
(2)
As of March 31, 2026, the weighted average interest rate for our variable-rate debt was 5.00 percent, excluding estimated patronage refunds and the impact of interest rate swaps.

During third quarter 2025, we entered into interest rate swaps with the risk management objective of managing exposure to interest rate volatility by converting variable rate debt obligations associated with our $800 million term loan due in 2028 into fixed rate payments. The interest rate swaps provide the right to make fixed rate payments at the rate of 3.414 percent to the counterparty in exchange for variable payments based on the 1-month SOFR plus a spread, on a monthly settlement schedule. As of March 31, 2026, our interest rate swap agreements with an aggregate notional amount of $800 million were designated as cash flow hedging instruments of variable, SOFR-based interest payments on our $800 million term loan. There have been no material changes in swap terms or risk management strategy since inception.

Item 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The company’s principal executive officer and principal financial officer have concluded that the company’s disclosure controls and procedures were effective as of March 31, 2026, based on an evaluation of the company’s disclosure controls and procedures as of that date.

CHANGES IN INTERNAL CONTROLS

No changes occurred in the company’s internal control over financial reporting during first quarter 2026 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

Item 1A. RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our 2025 Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases of common stock made by the company during first quarter 2026:

COMMON SHARE REPURCHASES DURING FIRST QUARTER 2026	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS
January 1 – January 31	—	$—	—	$938,405,144
February 1 – February 28	—	$—	—	$938,405,144
March 1 – March 31	409,043	$24.45	409,043	$928,405,205
Total	409,043	$24.45	409,043

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

During first quarter 2026, we repurchased 409,043 shares for approximately $10 million (including transaction fees) under the 2025 Repurchase Program in open-market transactions. Transaction fees incurred for repurchases are not counted as use of funds authorized for repurchases under the 2025 Repurchase Program. As of March 31, 2026, we had remaining authorization of $928 million for future share repurchases.

Item 5. OTHER INFORMATION

Insider Trading Arrangements

During first quarter 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the company adopted, modified or terminated a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or a non-Rule 10b5-1 trading arrangement.

Item 6. EXHIBITS

3.1

Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on May 6, 2011 - Commission File Number 1-4825, and to Exhibit 3.1 to the Current Report on Form 8-K filed on June 20, 2013 - Commission File Number 1-4825)

3.2	Bylaws (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on October 26, 2018 - Commission File Number 1-4825)

10.1

Form of Weyerhaeuser Company 2022 Long-Term Incentive Plan Performance Share Unit Award Terms and Conditions for Plan Year 2026 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 27, 2026 – Commission File Number 1-4825)

10.2

Form of Weyerhaeuser Company 2022 Long-Term Incentive Plan Restricted Stock Unit Award Terms and Conditions for Plan Year 2026 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 27, 2026 – Commission File Number 1-4825)

10.3

Weyerhaeuser Company Amended and Restated Annual Incentive Plan for Salaried Employees (as amended effective February 13, 2026) (incorporated by reference to Exhibit 10.u to the Annual Report on Form 10-K for the annual period ended December 31, 2025 - Commission File Number 1-4825)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYERHAEUSER COMPANY
(Registrant)

Date: May 1, 2026	By:	/s/ Alex G. Whitney
Alex G. Whitney
Vice President and Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)