Form 10-Q
period 2026-06-30
WEYERHAEUSER CO
filed 2026-07-31
CIK 106535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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

As of July 27, 2026, 720,736 thousand shares of the registrant’s common stock ($1.25 par value) were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	JUNE 2026	JUNE 2025	JUNE 2026	JUNE 2025
Net sales (Note 3)	$1,867	$1,884	$3,594	$3,647
Costs of sales	1,556	1,559	2,965	2,987
Gross margin	311	325	629	660
Selling expenses	24	23	47	46
General and administrative expenses	115	114	234	233
Gain on sale of timberlands (Note 15)	(71)	—	(129)	—
Other operating costs, net (Note 13)	20	10	7	24
Operating income	223	178	470	357
Non-operating pension and other post-employment benefit costs (Note 6)	(14)	(19)	(28)	(38)
Interest income and other	4	6	8	11
Interest expense, net of capitalized interest	(66)	(66)	(132)	(132)
Earnings before income taxes	147	99	318	198
Income taxes (Note 14)	15	(12)	—	(28)
Net earnings	$162	$87	$318	$170

Earnings per share, basic and diluted (Note 4)	$0.23	$0.12	$0.44	$0.23
Weighted average shares outstanding (in thousands) (Note 4):
Basic	721,421	723,682	721,356	724,906
Diluted	721,901	723,927	721,787	725,239

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2026	JUNE 2025	JUNE 2026	JUNE 2025
Net earnings	$162	$87	$318	$170
Other comprehensive income (loss):
Foreign currency translation adjustments	(10)	19	(17)	21
Changes in unamortized actuarial loss, net of tax expense of $3, $2, $6 and $5	10	9	21	19
Changes in unamortized net prior service credit, net of tax expense of $0, $0, $0 and $0	—	1	1	—
Unrealized net gain on cash flow hedges, net of tax expense of $1, $0, $2 and $0 (Note 9)	5	4	9	6
Total other comprehensive income	5	33	14	46
Total comprehensive income	$167	$120	$332	$216

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PAR VALUE	JUNE 30, 2026	DECEMBER 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$527	$464
Receivables, net	373	303
Receivables for taxes	5	10
Inventories (Note 5)	604	593
Assets held for sale	—	128
Prepaid expenses and other current assets	127	154
Total current assets	1,636	1,652
Property and equipment, less accumulated depreciation of $4,248 and $4,158	2,405	2,420
Construction in progress	423	337
Timber and timberlands at cost, less depletion	11,384	11,533
Minerals and mineral rights, less depletion	173	177
Deferred tax assets	113	97
Other assets	379	397
Total assets	$16,513	$16,613
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt (Note 8)	$122	$522
Accounts payable	311	278
Accrued liabilities (Note 7)	468	478
Total current liabilities	901	1,278
Long-term debt, net (Note 8)	5,303	5,050
Deferred tax liabilities	15	18
Deferred pension and other post-employment benefits (Note 6)	486	485
Other liabilities	352	356
Total liabilities	7,057	7,187
Commitments and contingencies (Note 10)
Equity:
Common shares: $1.25 par value; authorized 1,360 million shares; issued and outstanding: 720,692 thousand shares at June 30, 2026 and 720,531 thousand shares at December 31, 2025	901	901
Other capital	7,392	7,390
Retained earnings	1,442	1,428
Accumulated other comprehensive loss (Note 11)	(279)	(293)
Total equity	9,456	9,426
Total liabilities and equity	$16,513	$16,613

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2026	JUNE 2025
Cash flows from operations:
Net earnings	$318	$170
Noncash charges (credits) to earnings:
Depreciation, depletion and amortization	251	250
Basis of acres sold	54	57
Deferred income taxes, net	(25)	4
Pension and other post-employment benefits (Note 6)	37	47
Share-based compensation expense (Note 12)	23	23
Gain on sale of timberlands (Note 15)	(129)	—
Other	1	—
Change in:
Receivables, net	(83)	(66)
Receivables and payables for taxes	14	(16)
Inventories	(14)	(13)
Prepaid expenses and other current assets	4	17
Accounts payable and accrued liabilities	17	39
Pension and post-employment benefit contributions and payments	(9)	(6)
Other	(8)	(40)
Net cash from operations	451	466
Cash flows from investing activities:
Capital expenditures for property and equipment	(220)	(170)
Capital expenditures for timberlands reforestation	(31)	(30)
Proceeds from sale of timberlands (Note 15)	306	—
Proceeds from lumber mill sale (Note 16)	22	—
Other	(3)	(8)
Net cash from investing activities	74	(208)
Cash flows from financing activities:
Cash dividends on common shares	(303)	(304)
Net proceeds from issuance of long-term debt (Note 8)	—	299
Net proceeds from issuance of commercial paper (Note 8)	331	—
Payments on long-term debt (Note 8)	(400)	(210)
Payments on commercial paper (Note 8)	(81)	—
Repurchases of common shares (Note 4)	(20)	(125)
Other	(6)	(10)
Net cash from financing activities	(479)	(350)
Net change in cash, cash equivalents and restricted cash	46	(92)
Cash, cash equivalents and restricted cash at beginning of period	481	684
Cash, cash equivalents and restricted cash at end of period	$527	$592
Cash paid during the period for:
Interest, net of amount capitalized of $7 and $6	$133	$132
Income taxes, net of refunds	$13	$40

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	JUNE 2026	JUNE 2025	JUNE 2026	JUNE 2025
Common shares:
Balance at beginning of period	$901	$908	$901	$908
Issued for exercise of stock options and vested units	—	—	1	1
Repurchases of common shares (Note 4)	—	(5)	(1)	(6)
Balance at end of period	901	903	901	903
Other capital:
Balance at beginning of period	7,391	7,483	7,390	7,500
Issued for exercise of stock options	—	—	5	1
Repurchases of common shares (Note 4)	(10)	(95)	(19)	(119)
Share-based compensation	10	12	23	23
Other transactions, net	1	1	(7)	(4)
Balance at end of period	7,392	7,401	7,392	7,401
Retained earnings:
Balance at beginning of period	1,431	1,643	1,428	1,715
Net earnings	162	87	318	170
Dividends on common shares	(151)	(154)	(304)	(309)
Balance at end of period	1,442	1,576	1,442	1,576
Accumulated other comprehensive loss:
Balance at beginning of period	(284)	(389)	(293)	(402)
Other comprehensive income	5	33	14	46
Balance at end of period (Note 11)	(279)	(356)	(279)	(356)
Total equity:
Balance at end of period	$9,456	$9,524	$9,456	$9,524

Dividends paid per common share	$0.21	$0.21	$0.42	$0.42

See accompanying Notes to Consolidated Financial Statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE QUARTERS AND YEAR-TO-DATE PERIODS ENDED JUNE 30, 2026 AND 2025

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
●
Wood Products – Structural lumber, oriented strand board, engineered wood products and building materials distribution.

A reconciliation of our business segment information to the respective information in our Consolidated Statement of Operations is as follows:

DOLLAR AMOUNTS IN MILLIONS	TIMBERLANDS	STRATEGIC LAND SOLUTIONS	WOOD PRODUCTS	UNALLOCATED ITEMS AND INTERSEGMENT ELIMINATIONS	CONSOLIDATED
QUARTER ENDED JUNE 2026
Net sales to unaffiliated customers	$367	$140	$1,360	$—	$1,867
Intersegment sales	151	—	—	(151)	—
Total	518	140	1,360	(151)	1,867
Costs of sales	434	38	1,223	(139)	1,556
Gross margin	84	102	137	(12)	311
Selling expenses	1	—	23	—	24
General and administrative expenses	24	8	37	46	115
Other segment items(1)	(71)	—	6	24	(41)
Net contribution (charge) to earnings	$130	$94	$71	$(82)	$213

QUARTER ENDED JUNE 2025
Net sales to unaffiliated customers	$373	$154	$1,357	$—	$1,884
Intersegment sales	156	—	—	(156)	—
Total	529	154	1,357	(156)	1,884
Costs of sales	416	44	1,243	(144)	1,559
Gross margin	113	110	114	(12)	325
Selling expenses	1	—	22	—	23
General and administrative expenses	24	6	40	44	114
Other segment items(1)	—	(2)	6	19	23
Net contribution (charge) to earnings	$88	$106	$46	$(75)	$165

YEAR-TO-DATE ENDED JUNE 2026
Net sales to unaffiliated customers	$723	$347	$2,524	$—	$3,594
Intersegment sales	287	—	—	(287)	—
Total	1,010	347	2,524	(287)	3,594
Costs of sales	843	70	2,310	(258)	2,965
Gross margin	167	277	214	(29)	629
Selling expenses	1	—	45	1	47
General and administrative expenses	49	14	76	95	234
Other segment items(1)	(128)	—	(20)	46	(102)
Net contribution (charge) to earnings	$245	$263	$113	$(171)	$450

YEAR-TO-DATE ENDED JUNE 2025
Net sales to unaffiliated customers	$755	$248	$2,644	$—	$3,647
Intersegment sales	308	—	—	(308)	—
Total	1,063	248	2,644	(308)	3,647
Costs of sales	825	76	2,357	(271)	2,987
Gross margin	238	172	287	(37)	660
Selling expenses	1	—	44	1	46
General and administrative expenses	48	13	79	93	233
Other segment items(1)	(1)	(3)	12	43	51
Net contribution (charge) to earnings	$190	$162	$152	$(174)	$330
(1)
Other segment items for each reportable segment includes recurring and non-recurring income and expense items. For our Timberlands segment, this includes gains on the sale of timberlands for the quarter and year-to-date period ended June 30, 2026. For our Wood Products segment, this includes product remediation insurance recoveries for the year-to-date period ended June 30, 2026. For Unallocated Items, this includes non-operating pension and other post-employment benefit costs and interest income and other for all periods presented. Refer to Note 13: Other Operating Costs, Net for additional information.

Reconciliation of Net Contribution to Earnings to Net Earnings

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2026	JUNE 2025	JUNE 2026	JUNE 2025
Net contribution to earnings	$213	$165	$450	$330
Interest expense, net of capitalized interest	(66)	(66)	(132)	(132)
Earnings before income taxes	147	99	318	198
Income taxes	15	(12)	—	(28)
Net earnings	$162	$87	$318	$170

Additional Financial Information

DOLLAR AMOUNTS IN MILLIONS	TIMBERLANDS	STRATEGIC LAND SOLUTIONS	WOOD PRODUCTS	UNALLOCATED ITEMS AND INTERSEGMENT ELIMINATIONS	CONSOLIDATED
QUARTER ENDED JUNE 2026
Depreciation, depletion and amortization	$64	$4	$58	$1	$127
Capital expenditures	$24	$—	$115	$—	$139

QUARTER ENDED JUNE 2025
Depreciation, depletion and amortization	$64	$4	$55	$2	$125
Capital expenditures	$19	$—	$88	$—	$107

YEAR-TO-DATE ENDED JUNE 2026
Depreciation, depletion and amortization	$127	$5	$115	$4	$251
Capital expenditures	$67	$—	$184	$—	$251

YEAR-TO-DATE ENDED JUNE 2025
Depreciation, depletion and amortization	$129	$6	$110	$5	$250
Capital expenditures	$45	$—	$155	$—	$200

Total Assets

DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2026	DECEMBER 31, 2025
Timberlands and Strategic Land Solutions(1)	$12,398	$12,687
Wood Products	3,368	3,194
Unallocated items	747	732
Consolidated	$16,513	$16,613
(1)
Assets attributable to the Strategic Land Solutions segment are combined with total assets for the Timberlands segment as we do not produce separate balance sheets internally.

NOTE 3: REVENUE RECOGNITION

A reconciliation of revenue recognized by our major products:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2026	JUNE 2025	JUNE 2026	JUNE 2025
Net sales to unaffiliated customers:
Timberlands segment
Delivered logs:
West
Domestic sales	$100	$102	$183	$200
Export grade sales	71	67	132	138
Subtotal West	171	169	315	338
South	145	154	293	306
North	9	8	23	22
Subtotal delivered logs sales	325	331	631	666
Stumpage and pay-as-cut timber	11	13	21	23
Recreational and other lease revenue	20	19	40	38
Other(1)	11	10	31	28
Net sales attributable to Timberlands segment	367	373	723	755
Strategic Land Solutions segment
Real estate	91	72	160	134
Natural resources	34	26	61	45
Climate solutions	15	56	126	69
Net sales attributable to Strategic Land Solutions segment	140	154	347	248
Wood Products segment
Structural lumber	591	581	1,069	1,108
Oriented strand board	180	205	347	433
Engineered solid section	181	169	336	330
Engineered I-joists	89	95	161	183
Softwood plywood	47	41	85	81
Medium density fiberboard	31	36	62	68
Complementary building products	179	155	322	280
Other(2)	62	75	142	161
Net sales attributable to Wood Products segment	1,360	1,357	2,524	2,644
Total net sales	$1,867	$1,884	$3,594	$3,647
(1)
Other Timberlands sales include sales of seeds and seedlings from our nursery operations as well as wood chips.
(2)
Other Wood Products sales include wood chips, other byproducts and third-party residual log sales from our Canadian Forestlands operations.

NOTE 4: NET EARNINGS PER SHARE AND SHARE REPURCHASES

Our basic and diluted earnings per share were:

●
$0.23 during second quarter 2026 and $0.44 during year-to-date 2026.
●
$0.12 during second quarter 2025 and $0.23 during year-to-date 2025.

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

	QUARTER ENDED		YEAR-TO-DATE ENDED
SHARES IN THOUSANDS	JUNE 2026	JUNE 2025	JUNE 2026	JUNE 2025
Weighted average common shares outstanding – basic	721,421	723,682	721,356	724,906
Dilutive potential common shares:
Stock options	—	35	2	54
Restricted stock units	125	43	89	43
Performance share units	355	167	340	236
Total effect of outstanding dilutive potential common shares	480	245	431	333
Weighted average common shares outstanding – dilutive	721,901	723,927	721,787	725,239

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

	QUARTER ENDED		YEAR-TO-DATE ENDED
SHARES IN THOUSANDS	JUNE 2026	JUNE 2025	JUNE 2026	JUNE 2025
Performance share units	824	815	824	815

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

We repurchased 409,734 common shares for approximately $10 million (including transaction fees) under the 2025 Repurchase Program during second quarter 2026 and 818,777 common shares for approximately $20 million (including transaction fees) under the 2025 Repurchase Program during year-to-date 2026. As of June 30, 2026, we had remaining authorization of $918 million for future share repurchases under the 2025 Repurchase Program. During second quarter 2025, we repurchased 3,888,932 common shares for approximately $100 million (including transaction fees) and 4,733,981 common shares for approximately $125 million (including transaction fees) during year-to-date 2025 under the share repurchase programs.

All common stock repurchases under the share repurchase programs were made in open-market transactions. We record share repurchases upon trade date as opposed to the settlement date when cash is disbursed. We record a liability for repurchases that have not yet been settled as of period end. There were no unsettled shares as of June 30, 2026 and December 31, 2025.

NOTE 5: INVENTORIES

Inventories include raw materials, work-in-process and finished goods, as well as materials and supplies.

DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2026	DECEMBER 31, 2025
LIFO inventories:
Logs	$14	$28
Lumber, plywood, oriented strand board and fiberboard	91	74
Other products	10	9
Moving average cost or FIFO inventories:
Logs	36	39
Lumber, plywood, oriented strand board, fiberboard and engineered wood products	112	107
Other products	167	173
Materials and supplies	174	163
Total	$604	$593

LIFO – the last-in, first-out method – applies to major inventory products held at our U.S. locations. The moving average cost method or FIFO – the first-in, first-out method – applies to the balance of our U.S. raw material and product inventories, all material and supply inventories and all foreign inventories.

NOTE 6: PENSION AND OTHER POST-EMPLOYMENT BENEFIT PLANS

The components of net periodic benefit cost are:

	PENSION
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2026	JUNE 2025	JUNE 2026	JUNE 2025
Service cost	$5	$5	$9	$9
Interest cost	24	30	47	60
Expected return on plan assets	(23)	(26)	(45)	(52)
Amortization of actuarial loss	12	14	24	28
Amortization of prior service cost	1	1	1	1
Total net periodic benefit cost – pension	$19	$24	$36	$46

	OTHER POST-EMPLOYMENT BENEFITS
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2026	JUNE 2025	JUNE 2026	JUNE 2025
Interest cost	$1	$1	$2	$2
Amortization of prior service credit	(1)	(1)	(1)	(1)
Total net periodic benefit cost – other post-employment benefits	$—	$—	$1	$1

For the periods presented, service cost is included in “Costs of sales,” “Selling expenses,” and “General and administrative expenses” with the remaining components included in “Non-operating pension and other post-employment benefit costs” in our Consolidated Statement of Operations.

Fair Value of Pension Plan Assets and Obligations

In our year-end reporting process, we estimate the fair value of pension plan assets based upon the information available at that time. For certain assets, primarily private equity funds, the information available consists of net asset values as of an interim date, cash flows between the interim date and the end of the year and market events. We evaluate the year-end estimated fair value of pension plan assets in the second quarter of each year to incorporate final net asset values reflected in financial statements received after we have filed our Annual Report on Form 10-K. No adjustments to the fair value of assets or projected benefit obligations were necessary during second quarter 2026.

NOTE 7: ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2026	DECEMBER 31, 2025
Compensation and employee benefit costs	$149	$190
Current portion of lease liabilities	24	25
Customer rebates, volume discounts and deferred income	143	127
Interest	47	53
Taxes payable	46	28
Other	59	55
Total	$468	$478

NOTE 8: LONG-TERM DEBT, LINE OF CREDIT AND COMMERCIAL PAPER PROGRAM

Long-term Debt

In July 2026, we repaid the remaining $62 million and $60 million in principal outstanding on our 7.35 percent and 7.85 percent debentures, respectively, at maturity.

During second quarter 2026, we repaid the remaining $250 million in principal outstanding on our 4.75 percent notes at maturity. We also amended our $300 million senior unsecured term loan to extend the maturity date from April 2030 to April 2031 and amended our $250 million senior unsecured term loan to extend the maturity date from December 2028 to April 2031. Refinancing costs associated with each of these extensions were immaterial.

During first quarter 2026, we repaid our $150 million 7.70 percent debentures at maturity.

During first quarter 2025, we repaid our $139 million 8.50 percent debentures and our $71 million 7.95 percent debentures at maturity. We also entered into a $300 million senior unsecured term loan that will mature in April 2031 as a result of the aforementioned amendment. Net proceeds after fees were $299 million. Borrowings will bear interest at a floating rate based on either the adjusted term Secured Overnight Financing Rate (SOFR) plus a spread or a mutually agreed-upon base rate plus a spread.

Commercial Paper Program

During fourth quarter 2025, we established a commercial paper program under which we may issue short-term, unsecured commercial paper notes pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Under this program, we may issue notes from time to time in an aggregate amount not to exceed $1.75 billion outstanding at any time. The notes will have maturities of up to 397 days from the date of issue and will not be subject to voluntary prepayment or redemption prior to maturity. We use our revolving credit facility as a liquidity backstop for the repayment of short-term unsecured notes issued under the commercial paper program. As of June 30, 2026, we had $250 million of commercial paper issued and outstanding under this program, with a weighted average interest rate of 4.10 percent. There was no commercial paper issued and outstanding under this program as of December 31, 2025.

As of June 30, 2026, we have classified all issued and outstanding commercial paper maturing in the next 12 months as long-term because we have the intent and ability to refinance these borrowings on a long-term basis, as supported by the available capacity under our $1.75 billion revolving credit facility. The amount outstanding is recorded in "Long-term debt, net" on our Consolidated Balance Sheet.

Line of Credit

During second quarter 2025, we amended and restated our senior unsecured revolving credit facility to extend the expiration date to June 2030, while increasing borrowing capacity from $1.5 billion to $1.75 billion. Borrowings will bear interest at a floating rate based on either the adjusted term SOFR plus a spread or a mutually agreed-upon base rate plus a spread. We had no outstanding borrowings on our revolving credit facility as of June 30, 2026 or December 31, 2025.

NOTE 9: FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value and carrying value of our long-term debt consisted of the following:

	JUNE 30, 2026		DECEMBER 31, 2025
DOLLAR AMOUNTS IN MILLIONS	CARRYING VALUE	FAIR VALUE (LEVEL 2)	CARRYING VALUE	FAIR VALUE (LEVEL 2)
Long-term debt (including current maturities), line of credit and commercial paper:
Fixed rate	$3,828	$3,776	$4,225	$4,242
Variable rate	1,347	1,350	1,347	1,350
Commercial paper program	250	250	—	—
Total debt	$5,425	$5,376	$5,572	$5,592

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

Derivative Instruments Designated as Cash Flow Hedges

Interest Rate Swap Hedging Relationship

During third quarter 2025, we entered into interest rate swaps with the risk management objective of managing exposure to interest rate volatility by converting variable rate debt obligations associated with our $800 million term loan due in 2028 into fixed rate payments. The interest rate swaps provide the right to make fixed rate payments to the counterparty in exchange for variable, SOFR-based payments on a monthly settlement schedule. As of June 30, 2026 and December 31, 2025, our interest rate swap agreements with an aggregate notional amount of $800 million were designated as cash flow hedging instruments of variable, SOFR-based interest payments on our $800 million term loan.

Foreign Currency Hedging Relationship

During first quarter 2025, we entered into forward contracts with the risk management objective of reducing foreign exchange risk associated with the variability in cash flows from the settlement of forecasted foreign currency-denominated purchases of equipment. Our forward contracts provide the right to buy specified quantities of euros during predetermined future periods at predetermined future rates. As of June 30, 2026 and December 31, 2025, all forward contracts with an aggregate notional amount of $14 million and $32 million, respectively, were designated as cash flow hedging instruments of hedged forecasted foreign-currency denominated purchases of equipment.

The current and noncurrent fair value of our outstanding derivatives designated as cash flow hedging instruments as recorded on our Consolidated Balance Sheet are summarized below:

	DERIVATIVE ASSETS		DERIVATIVE LIABILITIES
DOLLAR AMOUNTS IN MILLIONS	PREPAID EXPENSES AND OTHER CURRENT ASSETS	OTHER ASSETS	ACCRUED LIABILITIES	OTHER LIABILITIES
AS OF JUNE 30, 2026
Interest rate swaps	$4	$5	$—	$—
Foreign currency forward contracts	1	—	—	—
Total fair value	$5	$5	$—	$—

AS OF DECEMBER 31, 2025
Interest rate swaps	$—	$—	$1	$2
Foreign currency forward contracts	2	1	—	—
Total fair value	$2	$1	$1	$2

The pre-tax unrealized gain on our outstanding derivative instruments recognized in "Other comprehensive income" in our Consolidated Statement of Comprehensive Income and recorded in "Accumulated other comprehensive loss" on our Consolidated Balance Sheet are summarized below:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2026	JUNE 2025	JUNE 2026	JUNE 2025
Interest rate swaps	$6	$—	$11	$—
Foreign currency forward contracts	—	4	—	6
Total unrealized gain on cash flow hedges	$6	$4	$11	$6

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

As of June 30, 2026, our total accrual for future estimated remediation costs on active Superfund sites and other sites for which we are potentially responsible was approximately $93 million. These amounts are recorded in "Accrued liabilities" and "Other liabilities" on our Consolidated Balance Sheet.

NOTE 11: ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in amounts included in our accumulated other comprehensive loss by component are:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2026	JUNE 2025	JUNE 2026	JUNE 2025
Pension(1)
Balance at beginning of period	$(489)	$(573)	$(502)	$(583)
Other comprehensive income (loss) before reclassifications	2	(3)	3	(3)
Amounts reclassified from accumulated other comprehensive loss to earnings(2)	9	12	21	22
Total other comprehensive income	11	9	24	19
Balance at end of period	$(478)	$(564)	$(478)	$(564)
Other post-employment benefits(1)
Balance at beginning of period	$27	$22	$28	$23
Other comprehensive income (loss) before reclassifications	—	2	(1)	1
Amounts reclassified from accumulated other comprehensive loss to earnings(2)	(1)	(1)	(1)	(1)
Total other comprehensive (loss) income	(1)	1	(2)	—
Balance at end of period	$26	$23	$26	$23
Translation adjustments and other
Balance at beginning of period	$178	$162	$181	$158
Translation adjustments	(10)	19	(17)	21
Unrealized gain on cash flow hedges(1)	5	4	9	6
Total other comprehensive (loss) income	(5)	23	(8)	27
Balance at end of period	173	185	173	185
Accumulated other comprehensive loss, end of period	$(279)	$(356)	$(279)	$(356)
(1)
Amounts presented are net of tax.
(2)
Amounts of actuarial loss and prior service cost are components of net periodic benefit cost. See Note 6: Pension and Other Post-Employment Benefit Plans.

NOTE 12: SHARE-BASED COMPENSATION

Share-based compensation activity during year-to-date 2026 included the following:

SHARES IN THOUSANDS	GRANTED	VESTED
Restricted stock units (RSUs)	1,184	766
Performance share units (PSUs)	622	214

A total of 712 thousand shares of common stock were issued as a result of RSU and PSU vestings, net of tax.

Restricted Stock Units

The weighted average fair value of the RSUs granted in 2026, calculated as an average of the high and low prices on grant date, was $26.84. The vesting provisions for RSUs granted in 2026 were consistent with prior year grants.

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

Weighted Average Assumptions Used in Estimating the Value of Performance Share Units Granted in 2026

PERFORMANCE SHARE UNITS
Performance period	2/13/2026 – 12/31/2028
Valuation date closing stock price	$26.75
Risk-free rate	3.37% – 3.43%
Expected volatility	27.90%

NOTE 13: OTHER OPERATING COSTS, NET

Other operating costs, net were comprised of the following:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2026	JUNE 2025	JUNE 2026	JUNE 2025
Environmental remediation charges	$5	$3	$6	$7
Litigation expense, net	12	3	20	5
Product remediation insurance recovery	—	—	(28)	—
Research and development expenses	1	1	2	2
Other, net	2	3	7	10
Total other operating costs, net	$20	$10	$7	$24

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

NOTE 15: TIMBERLAND DIVESTITURES

Divestitures

In June 2026, we completed the sale of 29 thousand acres of Oregon timberlands for $114 million, which is net of purchase price adjustments and closing costs. As a result of the sale, we recorded a $71 million gain in the Timberlands segment in our Consolidated Statement of Operations. This sale was not considered a strategic shift that had, or will have, a major effect on our operations or financial results and therefore did not meet the requirements for presentation as discontinued operations.

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

Geopolitical events and ongoing U.S. trade policy changes have resulted in macroeconomic uncertainty and increased cautiousness by consumers. The conflict in the Middle East has had a continued impact on energy and fuel prices, which has negatively affected businesses and households. Trade and tariff policies, along with potential countermeasures by other countries, affect supply and demand trends, import and export dynamics, and pricing for our products.

Housing market conditions have remained mixed, with lower home sales and relatively steady building activity. Elevated mortgage interest rates, reduced affordability and weaker consumer confidence remain key factors influencing housing demand. Existing home inventory remains constrained in many markets due to the continued lock-in effect among homeowners with below-market mortgage rates. Inventories of unsold new homes have declined after reaching a cyclical peak in 2025. On a seasonally adjusted annual basis, as reported by the U.S. Census Bureau, housing starts for second quarter 2026 averaged 1.3 million units, a 5.0 percent decrease from first quarter 2026. Single-family starts averaged 902 thousand units in second quarter 2026, a 4.5 percent decrease from first quarter 2026. Multi-family starts averaged 445 thousand units in second quarter 2026, a 6.0 percent decrease from first quarter 2026. Single-family construction is a primary driver of our business compared to multi-family construction due to the amount of wood products used per unit. Sales of newly built single-family homes averaged a seasonally adjusted annual rate of 631 thousand units for second quarter 2026, a 1.4 percent increase from first quarter 2026, as builders continue to provide incentives to help offset affordability constraints and elevated buyer financing costs. Notwithstanding current macroeconomic uncertainty and potential impacts on housing demand, we continue to expect favorable long-term fundamentals for the U.S. housing construction market, supported by strong demographic trends, a prolonged period of underbuilding, and the need for additional housing supply.

Repair and remodeling expenditures increased 1.1 percent from first quarter 2026 to second quarter 2026, according to the Census Bureau Advance Retail Spending report. While there continues to be underlying demand due to growing home equity and the lock-in effect of lower mortgage rates compared to current rates, many homeowners have been more cautious in discretionary spending on large projects. Professionally built segments have continued to outpace do-it-yourself (DIY) activity, though both remain restrained due to subdued consumer confidence and elevated interest rates. Slower sales of existing homes have also contributed to muted activity as there is often an increase in upgrades and repairs before and after the sale of a home. Over the longer term, we expect this sector to return to historical growth trends driven by recent deferrals in repair and remodel spending, higher levels of home equity and an aging U.S. housing stock, with a median age of 46 years.

In U.S. wood product markets, the Random Lengths Framing Lumber Composite price averaged $490/MBF and the OSB Composite averaged $250/MSF during second quarter 2026, while composite prices for lumber increased from $470/MBF to $513/MBF and composite prices for OSB decreased from $265/MSF to $243/MSF. The Framing Lumber Composite continued on an upward trajectory across most regions and species. Curtailments and some permanent closures in late 2025 and into 2026, fewer European lumber imports, leaner dealer inventories and tighter freight markets contributed to the price increases. What had been a large divergence in lumber prices across regions and species narrowed over first half 2026, with Southern Yellow Pine showing particularly strong gains relative to other species. For OSB, product pricing has remained low as there have been fewer supply adjustments across the U.S. and Canada than the lumber sector.

In Western log markets, Douglas-fir sawlog prices increased 4.4 percent in second quarter 2026 compared with first quarter 2026, as reported by Fastmarkets RISI Log Lines based on Weyerhaeuser’s sales mix. Log prices in the domestic market rose as lumber prices strengthened and mills increased inventories ahead of fire season. In the South, delivered sawlog prices increased 2.9 percent in second quarter 2026 compared to first quarter 2026 and declined 0.3 percent from second quarter 2025, as reported by TimberMart-South. Delivered pine pulpwood prices increased 0.3 percent in second quarter 2026 compared to first quarter 2026 and declined 3.5 percent from second quarter 2025 as reported by TimberMart-South. In general, Southern log supply remains ample and wood product and fiber mills continue to align production with end-market demand. Pulpwood prices have been more challenged in several localized regions following mill closures in 2025 and slower end-use market demand. However, log demand is improving slightly as sawmills respond to stronger lumber prices and fiber mills come out of spring maintenance outages.

Currency exchange rates, available supply from other countries and trade policy affect our export businesses. In Japan, total housing starts decreased 2.7 percent year-to-date through May compared to the same period in 2025, while the key Post and Beam segment saw a 4.4 percent increase, partly reflecting a backlog of permit applications following more stringent building requirements that took effect April 1, 2025. Slowing demand has been partially offset by reduced lumber imports from Europe and lower inventories of European lumber in the Japanese market, while higher energy costs have had some negative impact on Japanese producers. In China, during fourth quarter 2025 regulators lifted the March 4, 2025 suspension of log imports from the U.S. As a result, Weyerhaeuser continues to re-establish its log export program to strategic customers in China.

Interest rates affect our business primarily through their impact on mortgage rates and housing affordability, their general impact on the economy and their influence on our capital management activities. Actions by the U.S. Federal Reserve, the overall condition of the economy and fluctuations in financial markets are all factors that influence long-term interest rates. 30-year mortgage rates, which are generally correlated with long-term interest rates, increased from 6.4 percent in first quarter 2026 to 6.5 percent in second quarter 2026, according to economic data from Freddie Mac. Many builders have been able to offset higher mortgage rates through discounts, mortgage rate buydowns and modifying product offerings such as home sizes and finishes. Higher rates have also discouraged many existing homeowners from selling, reducing inventories of existing homes for sale and supporting demand for available new homes.

Increased inflation affects the cost of our operations across each of our business segments, including costs for raw materials, transportation, energy and labor. The Consumer Price Index increased at an annual rate of 3.5 percent as of June 2026 compared to 3.3 percent as of March 2026. This rate is markedly down from prior periods of elevated inflation, although conflict in the Middle East has contributed to higher energy and fuel prices. While we can offset some of our costs that are affected by inflation through our sales activities, operational excellence initiatives and procurement practices, not all costs associated with inflation can be fully mitigated or passed on to the customer.

The condition of the labor market affects all of our businesses as it relates to our ability to attract and retain employees and contractors. The unemployment rate decreased from 4.3 percent in first quarter 2026 to 4.2 percent in second quarter 2026. In May 2026, Weyerhaeuser finalized a new collective bargaining agreement (CBA) with members of the International Association of Machinists and Aerospace Workers union covering approximately 1,200 Wood Products and Timberlands employees across four lumber mills and a portion of our Western Timberlands operations in Washington and Oregon. The new agreement was finalized prior to the expiration date of the prior CBA, thus avoiding a work stoppage.

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

CONSOLIDATED RESULTS

How We Did Second Quarter 2026 and Year-to-Date 2026

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	JUNE 2026	JUNE 2025	2026 VS. 2025	JUNE 2026	JUNE 2025	2026 VS. 2025
Net sales	$1,867	$1,884	$(17)	$3,594	$3,647	$(53)
Costs of sales	$1,556	$1,559	$(3)	$2,965	$2,987	$(22)
Operating income	$223	$178	$45	$470	$357	$113
Net earnings	$162	$87	$75	$318	$170	$148
Earnings per share, basic and diluted	$0.23	$0.12	$0.11	$0.44	$0.23	$0.21

Comparing Second Quarter 2026 with Second Quarter 2025

Net sales

Net sales decreased $17 million – 1 percent – primarily due to a $14 million decrease in Strategic Land Solutions net sales attributable to decreases in acres sold and average price per acre sold for our Climate Solutions business, as well as a $6 million decrease in Timberlands net sales to unaffiliated customers attributable to decreased Southern log sales volumes. These changes were partially offset by a $3 million increase in Wood Products net sales.

Costs of sales

Costs of sales decreased $3 million – less than 1 percent – primarily due to decreased sales volumes for structural lumber in our Wood Products segment, as well as a decrease in acres sold for our Climate Solutions business in our Strategic Land Solutions segment, partially offset by increased Western and Southern freight costs and Western log sales volumes in our Timberlands segment.

Operating income

Operating income increased $45 million – 25 percent – primarily due to a $71 million increase in gain on sale of timberlands, partially offset by a $14 million decrease in consolidated gross margin (see discussion of components above).

Net earnings

Net earnings increased $75 million – 86 percent – primarily due to the $45 million increase in operating income discussed above and a $27 million increase in income tax benefit.

Comparing Year-to-Date 2026 with Year-to-Date 2025

Net sales

Net sales decreased $53 million – 1 percent – primarily due to a $120 million decrease in Wood Products net sales attributable to decreased sales realizations for oriented strand board and lower sales volumes for structural lumber, as well as a $32 million decrease in Timberlands net sales to unaffiliated customers attributable to lower Western and Southern log sales. These decreases were partially offset by a $99 million increase in Strategic Land Solutions net sales attributable to a $94 million conservation easement sale in our Climate Solutions business.

Costs of sales

Costs of sales decreased $22 million – 1 percent – primarily due to decreased sales volumes for structural lumber and engineered I-joists in our Wood Products segment, partially offset by an increase in Western and Southern freight costs in our Timberlands segment.

Operating income

Operating income increased $113 million – 32 percent – primarily due to a $129 million increase in gain on sale of timberlands, as well as a $28 million product remediation recovery recorded in first quarter 2026, partially offset by a $31 million decrease in consolidated gross margin (see discussion of components above).

Net earnings

Net earnings increased $148 million – 87 percent – primarily due to the $113 million increase in operating income discussed above and a $28 million increase in income tax benefit.

TIMBERLANDS

How We Did Second Quarter 2026 and Year-to-Date 2026

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2026	JUNE 2025	2026 VS. 2025	JUNE 2026	JUNE 2025	2026 VS. 2025
Net sales to unaffiliated customers:
Delivered logs:
West	$171	$169	$2	$315	$338	$(23)
South	145	154	(9)	293	306	(13)
North	9	8	1	23	22	1
Subtotal delivered logs sales	325	331	(6)	631	666	(35)
Stumpage and pay-as-cut timber	11	13	(2)	21	23	(2)
Recreational and other lease revenue	20	19	1	40	38	2
Other(1)	11	10	1	31	28	3
Subtotal net sales to unaffiliated customers	367	373	(6)	723	755	(32)
Intersegment sales	151	156	(5)	287	308	(21)
Total sales	$518	$529	$(11)	$1,010	$1,063	$(53)
Costs of sales	$434	$416	$18	$843	$825	$18
Operating income and Net contribution to earnings	$130	$88	$42	$245	$190	$55
(1)
Other Timberlands sales include sales of seeds and seedlings from our nursery operations as well as wood chips.

Comparing Second Quarter 2026 with Second Quarter 2025

Net sales to unaffiliated customers

Net sales to unaffiliated customers decreased $6 million – 2 percent – primarily due to a $9 million decrease in Southern log sales attributable to a 6 percent decrease in sales volumes, partially offset by a 1 percent increase in sales realizations.

Intersegment sales

Intersegment sales decreased $5 million – 3 percent – primarily due to a 10 percent decrease in sales realizations, partially offset by a 7 percent increase in sales volumes.

Costs of sales

Costs of sales increased $18 million – 4 percent – primarily due to increased Western sales volumes, as well as an increase in Western and Southern freight costs.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings increased $42 million – 48 percent – primarily due to a $71 million increase in gain on sale of timberlands, partially offset by the change in the components of gross margin, as discussed above.

Comparing Year-to-Date 2026 with Year-to-Date 2025

Net sales to unaffiliated customers

Net sales to unaffiliated customers decreased $32 million – 4 percent – primarily due to a $23 million decrease in Western log sales attributable to a 6 percent decrease in sales realizations and a 1 percent decrease in sales volumes, as well as a $13 million decrease in Southern log sales attributable to a 5 percent decrease in sales volumes, partially offset by a 1 percent increase in sales realizations.

Intersegment sales

Intersegment sales decreased $21 million – 7 percent – primarily due to a 9 percent decrease in sales realizations, partially offset by a 3 percent increase in sales volumes.

Costs of sales

Costs of sales increased $18 million – 2 percent – primarily due to an increase in Western and Southern freight costs, partially offset by decreased sales volumes.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings increased $55 million – 29 percent – primarily due to a $129 million increase in gain on sale of timberlands, partially offset by the change in the components of gross margin, as discussed above.

Third-Party Log Sales Volumes and Fee Harvest Volumes

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	JUNE 2026	JUNE 2025	2026 VS. 2025	JUNE 2026	JUNE 2025	2026 VS. 2025
Third-party log sales – tons:
West(1)	1,487	1,430	57	2,834	2,858	(24)
South	3,812	4,074	(262)	7,780	8,180	(400)
North	108	105	3	313	297	16
Total	5,407	5,609	(202)	10,927	11,335	(408)
Fee harvest volumes – tons:
West(1)	2,245	2,238	7	4,423	4,467	(44)
South	5,955	6,220	(265)	11,870	12,353	(483)
North	178	180	(2)	456	452	4
Total	8,378	8,638	(260)	16,749	17,272	(523)
(1)
Western logs are primarily transacted in thousand board feet (MBF) but are converted to ton equivalents for external reporting purposes.

STRATEGIC LAND SOLUTIONS

How We Did Second Quarter 2026 and Year-to-Date 2026

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2026	JUNE 2025	2026 VS. 2025	JUNE 2026	JUNE 2025	2026 VS. 2025
Net sales:
Real estate	$91	$72	$19	$160	$134	$26
Natural resources	34	26	8	61	45	16
Climate solutions	15	56	(41)	126	69	57
Total	$140	$154	$(14)	$347	$248	$99
Costs of sales	$38	$44	$(6)	$70	$76	$(6)
Operating income and Net contribution to earnings	$94	$106	$(12)	$263	$162	$101

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

Comparing Second Quarter 2026 with Second Quarter 2025

Net sales

Net sales decreased $14 million – 9 percent – primarily due to decreases in acres sold and average price per acre sold for our Climate Solutions business, largely driven by a reduction in Conservation sales. These decreases were partially offset by increases in acres sold and average price per acre sold for our Real Estate business, as well as increases in right-of-way easements and royalty income for our Natural Resources business.

Costs of sales

Costs of sales decreased $6 million – 14 percent – primarily due to a decrease in acres sold for our Climate Solutions business, partially offset by an increase in acres sold for our Real Estate business.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings decreased $12 million – 11 percent – primarily due to the change in the components of gross margin, as discussed above.

Comparing Year-to-Date 2026 with Year-to-Date 2025

Net sales

Net sales increased $99 million – 40 percent – primarily due to a $94 million conservation easement sale in our Climate Solutions business, increases in acres sold and average price per acre sold for our Real Estate business, as well as increases in right-of-way easements, royalty income, and mineral asset sales for our Natural Resources business.

Costs of sales

Costs of sales decreased $6 million – 8 percent – primarily due to a decrease in acres sold for our Climate Solutions business, partially offset by an increase in acres sold for our Real Estate business.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings increased $101 million – 62 percent – primarily due to the change in the components of gross margin, as discussed above.

REAL ESTATE SALES STATISTICS(1)

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
	JUNE 2026	JUNE 2025	2026 VS. 2025	JUNE 2026	JUNE 2025	2026 VS. 2025
Acres sold	21,168	17,233	3,935	38,309	33,641	4,668
Average price per acre	$4,319	$4,161	$158	$4,183	$3,967	$216
(1)
Effective first quarter 2026, Real Estate sales statistics have been adjusted to reflect our updated presentation of business lines within the Strategic Land Solutions segment. Real Estate statistics for 2025 have been adjusted to present comparative data, with all changes attributable to the disaggregation of the Climate Solutions business.

WOOD PRODUCTS

How We Did Second Quarter 2026 and Year-to-Date 2026

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2026	JUNE 2025	2026 VS. 2025	JUNE 2026	JUNE 2025	2026 VS. 2025
Net sales:
Structural lumber	$591	$581	$10	$1,069	$1,108	$(39)
Oriented strand board	180	205	(25)	347	433	(86)
Engineered solid section	181	169	12	336	330	6
Engineered I-joists	89	95	(6)	161	183	(22)
Softwood plywood	47	41	6	85	81	4
Medium density fiberboard	31	36	(5)	62	68	(6)
Complementary building products	179	155	24	322	280	42
Other products produced(1)	62	75	(13)	142	161	(19)
Total	$1,360	$1,357	$3	$2,524	$2,644	$(120)
Costs of sales	$1,223	$1,243	$(20)	$2,310	$2,357	$(47)
Operating income and Net contribution to earnings	$71	$46	$25	$113	$152	$(39)
(1)
Other products produced sales include wood chips, other byproducts and third-party residual log sales from our Canadian Forestlands operations.

Comparing Second Quarter 2026 with Second Quarter 2025

Net sales

Net sales increased $3 million – less than 1 percent – primarily due to:

•
a $24 million increase in complementary building products sales primarily attributable to increased sales volumes and realizations for steel;
•
a $12 million increase in engineered solid section sales attributable to a 7 percent increase in sales volumes;
•
a $10 million increase in structural lumber sales attributable to a 12 percent increase in sales realizations, partially offset by a 9 percent decrease in sales volumes and
•
a $6 million increase in softwood plywood sales attributable to a 9 percent increase in sales realizations and a 4 percent increase in sales volumes.

These increases were partially offset by:

•
a $25 million decrease in oriented strand board sales attributable to a 14 percent decrease in sales realizations, partially offset by a 2 percent increase in sales volumes;
•
a $13 million decrease in other products produced sales, primarily attributable to a decrease in wood chip sales realizations and volumes;
•
a $6 million decrease in engineered I-joist sales attributable to a 5 percent decrease in sales volumes and a 2 percent decrease in sales realizations and
•
a $5 million decrease in medium density fiberboard sales attributable to a 13 percent decrease in sales volumes and a 4 percent decrease in sales realizations.

Costs of sales

Costs of sales decreased $20 million – 2 percent – primarily due to decreased sales volumes for structural lumber.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings increased $25 million – 54 percent – primarily due to the change in the components of gross margin, as discussed above.

Comparing Year-to-Date 2026 with Year-to-Date 2025

Net sales

Net sales decreased $120 million – 5 percent – primarily due to:

•
an $86 million decrease in oriented strand board sales attributable to a 20 percent decrease in sales realizations;
•
a $39 million decrease in structural lumber sales attributable to a 7 percent decrease in sales volumes, partially offset by a 4 percent increase in sales realizations;
•
a $22 million decrease in engineered I-joist sales attributable to an 8 percent decrease in sales volumes and a 5 percent decrease in sales realizations;
•
a $19 million decrease in other products produced sales attributable to a decrease in wood chip sales realizations and volumes and a decrease in residual log sales volumes and
•
a $6 million decrease in medium density fiberboard sales attributable to a 9 percent decrease in sales volumes and a 2 percent decrease in sales realizations.

These decreases were partially offset by:

•
a $42 million increase in complementary building products sales attributable to an increase in sales volumes and realizations across most products;
•
a $6 million increase in engineered solid section sales attributable to a 6 percent increase in sales volumes, partially offset by a 4 percent decrease in sales realizations and
•
a $4 million increase in softwood plywood sales attributable to a 3 percent increase in sales realizations and a 2 percent increase in sales volumes.

Costs of sales

Costs of sales decreased $47 million – 2 percent – primarily due to decreased sales volumes for structural lumber and engineered I-joists.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings decreased $39 million – 26 percent – primarily due to the change in the components of gross margin, as discussed above, partially offset by a $28 million product remediation insurance recovery recorded in first quarter 2026 (refer to Note 13: Other Operating Costs, Net).

Third-Party Sales Volumes

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS(1)	JUNE 2026	JUNE 2025	2026 VS. 2025	JUNE 2026	JUNE 2025	2026 VS. 2025
Structural lumber – board feet	1,163	1,277	(114)	2,244	2,415	(171)
Oriented strand board – square feet (3/8”)	743	731	12	1,450	1,450	—
Engineered solid section – cubic feet	6.2	5.8	0.4	11.8	11.1	0.7
Engineered I-joists – lineal feet	38	40	(2)	69	75	(6)
Softwood plywood – square feet (3/8”)	97	92	5	183	180	3
Medium density fiberboard – square feet (3/4”)	27	31	(4)	53	58	(5)
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

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS	JUNE 2026	JUNE 2025	2026 VS. 2025	JUNE 2026	JUNE 2025	2026 VS. 2025
Structural lumber – board feet:
Production	1,136	1,208	(72)	2,236	2,371	(135)
Outside purchase	43	38	5	82	74	8
Total	1,179	1,246	(67)	2,318	2,445	(127)
Oriented strand board – square feet (3/8”):
Production	745	737	8	1,487	1,480	7
Outside purchase	23	17	6	41	35	6
Total	768	754	14	1,528	1,515	13
Engineered solid section – cubic feet:
Production	5.9	6.0	(0.1)	11.6	11.7	(0.1)
Outside purchase	2.5	2.4	0.1	4.6	4.5	0.1
Total	8.4	8.4	—	16.2	16.2	—
Engineered I-joists – lineal feet:
Production	31	40	(9)	66	75	(9)
Outside purchase	1	1	—	2	2	—
Total	32	41	(9)	68	77	(9)
Softwood plywood – square feet (3/8”):
Production	85	82	3	162	162	—
Outside purchase	11	12	(1)	24	22	2
Total	96	94	2	186	184	2
Medium density fiberboard – square feet (3/4"):
Production	25	37	(12)	53	59	(6)
Total	25	37	(12)	53	59	(6)

UNALLOCATED ITEMS

Unallocated items are gains or charges not related to, or allocated to, an individual operating segment. They include all or a portion of items such as share-based compensation, pension and post-employment costs, elimination of intersegment profit in inventory and LIFO, foreign exchange transaction gains and losses, interest income and other.

Net Charge to Earnings – Unallocated Items

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2026	JUNE 2025	2026 VS. 2025	JUNE 2026	JUNE 2025	2026 VS. 2025
Unallocated corporate function and variable compensation expense	$(42)	$(41)	$(1)	$(86)	$(83)	$(3)
Liability classified share-based compensation	—	1	(1)	—	—	—
Foreign exchange gain	1	2	(1)	—	2	(2)
Elimination of intersegment profit in inventory and LIFO	(12)	(4)	(8)	(23)	(22)	(1)
Other, net	(19)	(20)	1	(42)	(44)	2
Operating loss	(72)	(62)	(10)	(151)	(147)	(4)
Non-operating pension and other post-employment benefit costs	(14)	(19)	5	(28)	(38)	10
Interest income and other	4	6	(2)	8	11	(3)
Net charge to earnings	$(82)	$(75)	$(7)	$(171)	$(174)	$3

Comparing Second Quarter 2026 with Second Quarter 2025

Net charge to earnings increased $7 million – 9 percent – primarily due to an $8 million increase in the charge for elimination of intersegment profit in inventory and LIFO.

Comparing Year-to-Date 2026 with Year-to-Date 2025

Net charge to earnings decreased $3 million – 2 percent – primarily due to a $10 million decrease in non-operating pension and other post-employment benefit costs.

This decrease was partially offset by:

●
a $3 million decrease in interest income and other, primarily attributable to a decrease in cash and cash equivalents;
●
a $3 million increase in unallocated corporate function and variable compensation expense and
●
a $2 million decrease in foreign exchange gain.

INTEREST EXPENSE

Our interest expense, net of capitalized interest, was:

●
$66 million for second quarter 2026 and $132 million for year-to-date 2026;
●
$66 million for second quarter 2025 and $132 million for year-to-date 2025.

Interest expense remained consistent compared to both second quarter 2025 and year-to-date 2025, primarily due to a series of debt issuances and retirements in second half of 2025 and first half of 2026 that increased our outstanding debt, offset by a decrease in our weighted average interest rate.

INCOME TAXES

Our provision for income taxes was:

●
a $15 million benefit for second quarter 2026 and a benefit of less than $1 million year-to-date 2026;
●
a $12 million expense for second quarter 2025 and $28 million year-to-date 2025.

Our provision for income taxes is primarily driven by the results of our TRSs. Income tax expense decreased $28 million compared to year-to-date 2025 primarily due to a decrease in our estimated effective tax rate based on the forecasted mix of earnings between our REIT and TRSs.

Refer to Note 14: Income Taxes for further information.

LIQUIDITY AND CAPITAL RESOURCES

We are committed to maintaining an appropriate capital structure that provides financial flexibility and enables us to protect the interests of our shareholders and meet our obligations to our lenders, while also maintaining access to all major financial markets. As of June 30, 2026, we had $527 million in cash and cash equivalents, $1.75 billion of availability on our line of credit, which expires in June 2030, and $1.5 billion of availability on our commercial paper program. We believe we have sufficient liquidity to meet our cash requirements for the foreseeable future.

CASH FROM OPERATIONS

Consolidated net cash from operations was:

●
$451 million for year-to-date 2026 and
●
$466 million for year-to-date 2025.

Net cash from operations decreased $15 million primarily due to decreased cash flows from our business operations, partially offset by a $27 million decrease in cash paid for income taxes.

CASH FROM INVESTING ACTIVITIES

Consolidated net cash from investing activities was:

●
$74 million for year-to-date 2026 and
●
$(208) million for year-to-date 2025.

Net cash from investing activities increased $282 million primarily due to a $306 million increase in proceeds from the sale of timberlands, as well as a $22 million increase in proceeds from the sale of our Princeton lumber mill. These changes were partially offset by a $51 million increase in cash paid for capital expenditures.

Summary of Capital Spending by Business Segment

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2026	JUNE 2025
Timberlands	$67	$45
Wood Products	184	155
Unallocated Items	—	—
Total	$251	$200

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

CASH FROM FINANCING ACTIVITIES

Consolidated net cash from financing activities was:

●
$(479) million for year-to-date 2026 and
●
$(350) million for year-to-date 2025.

Net cash from financing activities decreased $129 million primarily due to a $271 million increase in payments on long-term debt and commercial paper, partially offset by a $105 million decrease in cash used for repurchases of common stock and a $32 million increase in net proceeds from issuance of long-term debt and commercial paper.

Line of Credit

During second quarter 2025, we amended and restated our senior unsecured revolving credit facility to extend the expiration date to June 2030, while increasing borrowing capacity from $1.5 billion to $1.75 billion. Borrowings will bear interest at a floating rate based on either the adjusted term SOFR plus a spread or a mutually agreed-upon base rate plus a spread. We had no outstanding borrowings on our revolving credit facility as of June 30, 2026 or December 31, 2025.

Refer to Note 8: Long-Term Debt, Line of Credit and Commercial Paper Program for further information.

Long-Term Debt

In July 2026, we repaid the remaining $62 million and $60 million in principal outstanding on our 7.35 percent and 7.85 percent debentures, respectively, at maturity.

During second quarter 2026, we repaid the remaining $250 million in principal outstanding on our 4.75 percent notes at maturity. We also amended our $300 million senior unsecured term loan to extend the maturity date from April 2030 to April 2031 and amended our $250 million senior unsecured term loan to extend the maturity date from December 2028 to April 2031. Refinancing costs associated with each of these extensions were immaterial.

During first quarter 2026, we repaid our $150 million 7.70 percent debentures at maturity.

During first quarter 2025, we repaid our $139 million 8.50 percent debentures and our $71 million 7.95 percent debentures at maturity. We also entered into a $300 million senior unsecured term loan that will mature in April 2031 as a result of the aforementioned amendment. Net proceeds after fees were $299 million. Borrowings will bear interest at a floating rate based on either the adjusted term SOFR plus a spread or a mutually agreed-upon base rate plus a spread.

Refer to Note 8: Long-Term Debt, Line of Credit and Commercial Paper Program for further information.

Commercial Paper Program

During fourth quarter 2025, we established a commercial paper program under which we may issue short-term, unsecured commercial paper notes pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Under this program, we may issue notes from time to time in an aggregate amount not to exceed $1.75 billion outstanding at any time. The notes will have maturities of up to 397 days from the date of issue and will not be subject to voluntary prepayment or redemption prior to maturity. We use our revolving credit facility as a liquidity backstop for the repayment of short-term unsecured notes issued under the commercial paper program. As of June 30, 2026, we had $250 million of commercial paper issued and outstanding under this program, with a weighted average interest rate of 4.10 percent. There was no commercial paper issued and outstanding under this program as of December 31, 2025.

As of June 30, 2026, we have classified all issued and outstanding commercial paper maturing in the next 12 months as long-term because we have the intent and ability to refinance these borrowings on a long-term basis, as supported by the available capacity under our $1.75 billion revolving credit facility. The amount outstanding is recorded in "Long-term debt, net" on our Consolidated Balance Sheet.

Refer to Note 8: Long-Term Debt, Line of Credit and Commercial Paper Program for further information.

Interest Rate Swap Hedging Relationship

During third quarter 2025, we entered into interest rate swaps with the risk management objective of managing exposure to interest rate volatility by converting variable rate debt obligations associated with our $800 million term loan due in 2028 into fixed rate payments. The interest rate swaps provide the right to make fixed rate payments to the counterparty in exchange for variable, SOFR-based payments on a monthly settlement schedule. As of June 30, 2026 and December 31, 2025, our interest rate swap agreements with an aggregate notional amount of $800 million were designated as cash flow hedging instruments of variable, SOFR-based interest payments on our $800 million term loan.

Refer to Note 9: Fair Value of Financial Instruments for further information.

Debt Covenants

As of June 30, 2026, Weyerhaeuser Company was in compliance with its debt covenants. There have been no significant changes to the debt covenants presented in our 2025 Annual Report on Form 10-K for our long-term debt instruments, and we expect to remain in compliance with our debt covenants for the foreseeable future.

Dividend Payments

We paid cash dividends on common shares of:

●
$303 million for year-to-date 2026 and
●
$304 million for year-to-date 2025.

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

We repurchased 409,734 common shares for approximately $10 million (including transaction fees) during second quarter 2026 and 818,777 common shares for approximately $20 million (including transaction fees) during year-to-date 2026 under the 2025 Repurchase Program. During second quarter 2025, we repurchased 3,888,932 common shares for approximately $100 million (including transaction fees) and 4,733,981 common shares for approximately $125 million (including transaction fees) under the share repurchase programs. There were no unsettled shares as of June 30, 2026 and December 31, 2025.

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

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2026	JUNE 2025	2026 VS. 2025	JUNE 2026	JUNE 2025	2026 VS. 2025
Adjusted EBITDA by Segment:
Timberlands	$123	$152	$(29)	$243	$319	$(76)
Strategic Land Solutions	129	143	(14)	322	225	97
Wood Products	129	101	28	200	262	(62)
	381	396	(15)	765	806	(41)
Unallocated Items	(71)	(60)	(11)	(147)	(142)	(5)
Adjusted EBITDA	$310	$336	$(26)	$618	$664	$(46)

We reconcile Adjusted EBITDA to net earnings for the consolidated company and to operating income (loss) for the business segments, as those are the most directly comparable U.S. GAAP measures for each.

The table below reconciles Adjusted EBITDA for the quarter ended June 30, 2026:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Strategic Land Solutions	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$162
Interest expense, net of capitalized interest					66
Income taxes					(15)
Net contribution (charge) to earnings	$130	$94	$71	$(82)	$213
Non-operating pension and other post-employment benefit costs	—	—	—	14	14
Interest income and other	—	—	—	(4)	(4)
Operating income (loss)	130	94	71	(72)	223
Depreciation, depletion and amortization	64	4	58	1	127
Basis of acres sold	—	31	—	—	31
Special items included in operating income (loss)(1)	(71)	—	—	—	(71)
Adjusted EBITDA	$123	$129	$129	$(71)	$310
(1)
Operating income (loss) for Timberlands includes a pretax special item consisting of a $71 million gain on the sale of Oregon timberlands.

The table below reconciles Adjusted EBITDA for the quarter ended June 30, 2025:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Strategic Land Solutions	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$87
Interest expense, net of capitalized interest					66
Income taxes					12
Net contribution (charge) to earnings	$88	$106	$46	$(75)	$165
Non-operating pension and other post-employment benefit costs	—	—	—	19	19
Interest income and other	—	—	—	(6)	(6)
Operating income (loss)	88	106	46	(62)	178
Depreciation, depletion and amortization	64	4	55	2	125
Basis of acres sold	—	33	—	—	33
Adjusted EBITDA	$152	$143	$101	$(60)	$336

The table below reconciles Adjusted EBITDA for the year-to-date period ended June 30, 2026:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Strategic Land Solutions	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$318
Interest expense, net of capitalized interest					132
Income taxes					—
Net contribution (charge) to earnings	$245	$263	$113	$(171)	$450
Non-operating pension and other post-employment benefit costs	—	—	—	28	28
Interest income and other	—	—	—	(8)	(8)
Operating income (loss)	245	263	113	(151)	470
Depreciation, depletion and amortization	127	5	115	4	251
Basis of acres sold	—	54	—	—	54
Special items included in operating income (loss)(1)(2)	(129)	—	(28)	—	(157)
Adjusted EBITDA	$243	$322	$200	$(147)	$618
(1)
Operating income (loss) for Timberlands includes pretax special items consisting of a $71 million gain on the sale of Oregon timberlands and a $58 million gain on the sale of Virginia timberlands.
(2)
Operating income (loss) for Wood Products includes a pretax special item consisting of a $28 million product remediation insurance recovery.

The table below reconciles Adjusted EBITDA for the year-to-date period ended June 30, 2025:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Strategic Land Solutions	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$170
Interest expense, net of capitalized interest					132
Income taxes					28
Net contribution (charge) to earnings	$190	$162	$152	$(174)	$330
Non-operating pension and other post-employment benefit costs	—	—	—	38	38
Interest income and other	—	—	—	(11)	(11)
Operating income (loss)	190	162	152	(147)	357
Depreciation, depletion and amortization	129	6	110	5	250
Basis of acres sold	—	57	—	—	57
Adjusted EBITDA	$319	$225	$262	$(142)	$664

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

The table below reconciles Adjusted FAD to net cash from operations:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2026	JUNE 2025	JUNE 2026	JUNE 2025
Net cash from operations	$399	$396	$451	$466
Capital expenditures	(139)	(107)	(251)	(200)
FAD	260	289	200	266
Cash from product remediation insurance recovery	—	—	(28)	—
Monticello engineered wood products facility capital expenditures	63	22	93	38
Adjusted FAD	$323	$311	$265	$304
Net cash from investing activities	$(7)	$(111)	$74	$(208)
Net cash from financing activities	$(164)	$(253)	$(479)	$(350)

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

Net Earnings Before Special Items

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2026	JUNE 2025	JUNE 2026	JUNE 2025
Net earnings	$162	$87	$318	$170
Gain on sale of timberlands	(71)	—	(129)	—
Product remediation insurance recovery	—	—	(21)	—
Net earnings before special items	$91	$87	$168	$170

Net Earnings per Diluted Share Before Special Items

	QUARTER ENDED		YEAR-TO-DATE ENDED
	JUNE 2026	JUNE 2025	JUNE 2026	JUNE 2025
Net earnings per diluted share	$0.23	$0.12	$0.44	$0.23
Gain on sale of timberlands	(0.10)	—	(0.18)	—
Product remediation insurance recovery	—	—	(0.03)	—
Net earnings per diluted share before special items	$0.13	$0.12	$0.23	$0.23

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes during year-to-date 2026 to the critical accounting estimates presented in our 2025 Annual Report on Form 10-K.

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

Summary of Long-Term Debt Obligations as of June 30, 2026

DOLLAR AMOUNTS IN MILLIONS	2026	2027	2028	2029	2030	THEREAFTER	TOTAL(1)(3)	FAIR VALUE
Fixed-rate debt	$122	$300	$—	$750	$750	$1,935	$3,857	$3,776
Average interest rate	7.60%	6.95%	—%	4.00%	4.00%	5.40%	5.05%	N/A
Variable-rate debt(2)(3)	$—	$—	$800	$—	$—	$550	$1,350	$1,350
(1)
Excludes $32 million of unamortized discounts and capitalized debt expense.
(2)
As of June 30, 2026, the weighted average interest rate for our variable-rate debt was 4.97 percent, excluding estimated patronage refunds and the impact of interest rate swaps.
(3)
Excludes outstanding commercial paper of $250 million as of June 30, 2026. The timing of the repayment of the current outstanding balance is uncertain due to our intent and ability to refinance these borrowings on a long-term basis. See Note 8: Long-Term Debt, Line of Credit and Commercial Paper Program for further information on our commercial paper program.

During third quarter 2025, we entered into interest rate swaps with the risk management objective of managing exposure to interest rate volatility by converting variable rate debt obligations associated with our $800 million term loan due in 2028 into fixed rate payments. The interest rate swaps provide the right to make fixed rate payments at the rate of 3.414 percent to the counterparty in exchange for variable payments based on the 1-month SOFR plus a spread, on a monthly settlement schedule. As of June 30, 2026 and December 31, 2025, our interest rate swap agreements with an aggregate notional amount of $800 million were designated as cash flow hedging instruments of variable, SOFR-based interest payments on our $800 million term loan. There have been no material changes in swap terms or risk management strategy since inception.

Item 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The company’s principal executive officer and principal financial officer have concluded that the company’s disclosure controls and procedures were effective as of June 30, 2026, based on an evaluation of the company’s disclosure controls and procedures as of that date.

CHANGES IN INTERNAL CONTROLS

No changes occurred in the company’s internal control over financial reporting during second quarter 2026 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases of common stock made by the company during second quarter 2026:

COMMON SHARE REPURCHASES DURING SECOND QUARTER 2026	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS
April 1 – April 30	—	$—	—	$928,405,205
May 1 – May 31	—	$—	—	$928,405,205
June 1 – June 30	409,734	$24.54	409,734	$918,350,650
Total	409,734	$24.54	409,734

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

During second quarter 2026, we repurchased 409,734 shares for approximately $10 million (including transaction fees) under the 2025 Repurchase Program in open-market transactions. Transaction fees incurred for repurchases are not counted as use of funds authorized for repurchases under the 2025 Repurchase Program. As of June 30, 2026, we had remaining authorization of $918 million for future share repurchases.

Item 5. OTHER INFORMATION

Insider Trading Arrangements

During second quarter 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the company adopted, modified or terminated a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or a non-Rule 10b5-1 trading arrangement.

Item 6. EXHIBITS

3.1

Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on May 6, 2011 - Commission File Number 1-4825, and to Exhibit 3.1 to the Current Report on Form 8-K filed on June 20, 2013 - Commission File Number 1-4825)

3.2	Bylaws (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on October 26, 2018 - Commission File Number 1-4825)

10.1	Weyerhaeuser Company 2026 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 20, 2026 - Commission File Number 1-4825)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYERHAEUSER COMPANY
(Registrant)

Date: July 31, 2026	By:	/s/ Alex G. Whitney
Alex G. Whitney
Vice President and Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)