Form 10-Q
period 2026-09-30
WEYERHAEUSER CO
filed 2026-10-30
CIK 106535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

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

As of October 26, 2026, 720,344 thousand shares of the registrant’s common stock ($1.25 par value) were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	SEPTEMBER 2026	SEPTEMBER 2025	SEPTEMBER 2026	SEPTEMBER 2025
Net sales (Note 3)	$1,862	$1,717	$5,456	$5,364
Costs of sales	1,605	1,513	4,570	4,500
Gross margin	257	204	886	864
Selling expenses	26	23	73	69
General and administrative expenses	115	107	349	340
Gain on sale of timberlands (Note 15)	—	—	(129)	—
Other operating costs (income), net (Note 13)	16	(49)	23	(25)
Operating income	100	123	570	480
Non-operating pension and other post-employment benefit costs (Note 6)	(15)	(19)	(43)	(57)
Interest income and other	3	6	11	17
Interest expense, net of capitalized interest	(63)	(71)	(195)	(203)
Earnings before income taxes	25	39	343	237
Income taxes (Note 14)	36	41	36	13
Net earnings	$61	$80	$379	$250

Earnings per share, basic and diluted (Note 4)	$0.08	$0.11	$0.53	$0.35
Weighted average shares outstanding (in thousands) (Note 4):
Basic	720,982	721,598	721,230	723,791
Diluted	721,464	722,012	721,678	724,151

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2026	SEPTEMBER 2025	SEPTEMBER 2026	SEPTEMBER 2025
Net earnings	$61	$80	$379	$250
Other comprehensive income (loss):
Foreign currency translation adjustments	1	(8)	(16)	13
Changes in unamortized actuarial loss, net of tax expense of $2, $4, $8 and $9	11	12	32	31
Changes in unamortized net prior service credit, net of tax benefit of $0, $0, $0 and $0	(1)	(1)	—	(1)
Changes in unrealized net gain or loss on cash flow hedges, net of tax expense of $3, $0, $5 and $0 (Note 9)	6	(2)	15	4
Total other comprehensive income	17	1	31	47
Total comprehensive income	$78	$81	$410	$297

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PAR VALUE	SEPTEMBER 30, 2026	DECEMBER 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$349	$464
Receivables, net	383	303
Receivables for taxes	6	10
Inventories (Note 5)	592	593
Assets held for sale	—	128
Prepaid expenses and other current assets	131	154
Total current assets	1,461	1,652
Property and equipment, less accumulated depreciation of $4,306 and $4,158	2,427	2,420
Construction in progress	466	337
Timber and timberlands at cost, less depletion	11,337	11,533
Minerals and mineral rights, less depletion	170	177
Deferred tax assets	144	97
Other assets	375	397
Total assets	$16,380	$16,613
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt (Note 8)	$—	$522
Accounts payable	310	278
Accrued liabilities (Note 7)	494	478
Total current liabilities	804	1,278
Long-term debt, net (Note 8)	5,354	5,050
Deferred tax liabilities	16	18
Deferred pension and other post-employment benefits (Note 6)	488	485
Other liabilities	336	356
Total liabilities	6,998	7,187
Commitments and contingencies (Note 10)
Equity:
Common shares: $1.25 par value; authorized 1,360 million shares; issued and outstanding: 720,342 thousand shares at September 30, 2026 and 720,531 thousand shares at December 31, 2025	900	901
Other capital	7,393	7,390
Retained earnings	1,351	1,428
Accumulated other comprehensive loss (Note 11)	(262)	(293)
Total equity	9,382	9,426
Total liabilities and equity	$16,380	$16,613

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2026	SEPTEMBER 2025
Cash flows from operations:
Net earnings	$379	$250
Noncash charges (credits) to earnings:
Depreciation, depletion and amortization	383	380
Basis of acres sold	70	76
Deferred income taxes, net	(60)	(61)
Pension and other post-employment benefits (Note 6)	56	71
Share-based compensation expense (Note 12)	33	32
Gain on lumber mill sale (Note 16)	—	(29)
Gain on sale of timberlands (Note 15)	(129)	—
Other	2	3
Change in:
Receivables, net	(92)	(37)
Receivables and payables for taxes	3	(12)
Inventories	(3)	4
Prepaid expenses and other current assets	(2)	9
Accounts payable and accrued liabilities	45	41
Pension and post-employment benefit contributions and payments	(14)	(13)
Other	(27)	(38)
Net cash from operations	644	676
Cash flows from investing activities:
Capital expenditures for property and equipment	(350)	(288)
Capital expenditures for timberlands reforestation	(38)	(37)
Acquisitions of timberlands (Note 15)	(3)	(466)
Proceeds from lumber mill sale (Note 16)	22	61
Proceeds from sale of timberlands (Note 15)	306	—
Other	(1)	1
Net cash from investing activities	(64)	(729)
Cash flows from financing activities:
Cash dividends on common shares	(454)	(454)
Net proceeds from issuance of long-term debt (Note 8)	—	1,098
Net proceeds from issuance of commercial paper (Note 8)	381	—
Payments on long-term debt (Note 8)	(522)	(712)
Payments on commercial paper (Note 8)	(81)	—
Repurchases of common shares (Note 4)	(30)	(150)
Other	(6)	(12)
Net cash from financing activities	(712)	(230)
Net change in cash, cash equivalents and restricted cash	(132)	(283)
Cash, cash equivalents and restricted cash at beginning of period	481	684
Cash, cash equivalents and restricted cash at end of period	$349	$401
Cash paid during the period for:
Interest, net of amount capitalized of $10 and $8	$195	$201
Income taxes, net of refunds	$21	$61

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	SEPTEMBER 2026	SEPTEMBER 2025	SEPTEMBER 2026	SEPTEMBER 2025
Common shares:
Balance at beginning of period	$901	$903	$901	$908
Issued for exercise of stock options and vested units	—	—	1	1
Repurchases of common shares (Note 4)	(1)	(1)	(2)	(7)
Balance at end of period	900	902	900	902
Other capital:
Balance at beginning of period	7,392	7,401	7,390	7,500
Issued for exercise of stock options	—	—	5	1
Repurchases of common shares (Note 4)	(9)	(24)	(28)	(143)
Share-based compensation	10	9	33	32
Other transactions, net	—	(1)	(7)	(5)
Balance at end of period	7,393	7,385	7,393	7,385
Retained earnings:
Balance at beginning of period	1,442	1,576	1,428	1,715
Net earnings	61	80	379	250
Dividends on common shares	(152)	(150)	(456)	(459)
Balance at end of period	1,351	1,506	1,351	1,506
Accumulated other comprehensive loss:
Balance at beginning of period	(279)	(356)	(293)	(402)
Other comprehensive income	17	1	31	47
Balance at end of period (Note 11)	(262)	(355)	(262)	(355)
Total equity:
Balance at end of period	$9,382	$9,438	$9,382	$9,438

Dividends paid per common share	$0.21	$0.21	$0.63	$0.63

See accompanying Notes to Consolidated Financial Statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE QUARTERS AND YEAR-TO-DATE PERIODS ENDED SEPTEMBER 30, 2026 AND 2025

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
●
Strategic Land Solutions – Real Estate (sales of timberlands), Natural Resources (rights to explore for and extract hard minerals, construction materials and natural gas production) and Climate Solutions (conservation, mitigation banking, renewable energy, forest carbon and carbon capture and sequestration) and
●
Wood Products – Structural lumber, oriented strand board, engineered wood products and building materials distribution.

A reconciliation of our business segment information to the respective information in our Consolidated Statement of Operations is as follows:

DOLLAR AMOUNTS IN MILLIONS	TIMBERLANDS	STRATEGIC LAND SOLUTIONS	WOOD PRODUCTS	UNALLOCATED ITEMS AND INTERSEGMENT ELIMINATIONS	CONSOLIDATED
QUARTER ENDED SEPTEMBER 2026
Net sales to unaffiliated customers	$378	$99	$1,385	$—	$1,862
Intersegment sales	153	—	—	(153)	—
Total	531	99	1,385	(153)	1,862
Costs of sales	438	26	1,283	(142)	1,605
Gross margin	93	73	102	(11)	257
Selling expenses	—	—	25	1	26
General and administrative expenses	25	6	40	44	115
Other segment items(1)	1	—	5	22	28
Net contribution (charge) to earnings	$67	$67	$32	$(78)	$88

QUARTER ENDED SEPTEMBER 2025
Net sales to unaffiliated customers	$386	$103	$1,228	$—	$1,717
Intersegment sales	150	—	—	(150)	—
Total	536	103	1,228	(150)	1,717
Costs of sales	429	28	1,218	(162)	1,513
Gross margin	107	75	10	12	204
Selling expenses	—	—	23	—	23
General and administrative expenses	25	7	39	36	107
Other segment items(1)	2	(1)	(33)	(4)	(36)
Net contribution (charge) to earnings	$80	$69	$(19)	$(20)	$110

YEAR-TO-DATE ENDED SEPTEMBER 2026
Net sales to unaffiliated customers	$1,101	$446	$3,909	$—	$5,456
Intersegment sales	440	—	—	(440)	—
Total	1,541	446	3,909	(440)	5,456
Costs of sales	1,281	96	3,593	(400)	4,570
Gross margin	260	350	316	(40)	886
Selling expenses	1	—	70	2	73
General and administrative expenses	74	20	116	139	349
Other segment items(1)	(127)	—	(15)	68	(74)
Net contribution (charge) to earnings	$312	$330	$145	$(249)	$538

YEAR-TO-DATE ENDED SEPTEMBER 2025
Net sales to unaffiliated customers	$1,141	$351	$3,872	$—	$5,364
Intersegment sales	458	—	—	(458)	—
Total	1,599	351	3,872	(458)	5,364
Costs of sales	1,254	104	3,575	(433)	4,500
Gross margin	345	247	297	(25)	864
Selling expenses	1	—	67	1	69
General and administrative expenses	73	20	118	129	340
Other segment items(1)	1	(4)	(21)	39	15
Net contribution (charge) to earnings	$270	$231	$133	$(194)	$440
(1)
Other segment items for each reportable segment includes recurring and non-recurring income and expense items. For our Timberlands segment, this includes gains on the sale of timberlands for the year-to-date period ended September 30, 2026. For our Wood Products segment, this includes a gain on the sale of our Princeton lumber mill for the quarter and year-to-date period ended September 30, 2025 and product remediation insurance recoveries for the year-to-date period ended September 30, 2026. For Unallocated Items, this includes non-operating pension and other post-employment benefit costs and interest income and other for all periods presented. Refer to Note 13: Other Operating Costs (Income), Net for additional information.

Reconciliation of Net Contribution to Earnings to Net Earnings

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2026	SEPTEMBER 2025	SEPTEMBER 2026	SEPTEMBER 2025
Net contribution to earnings	$88	$110	$538	$440
Interest expense, net of capitalized interest	(63)	(71)	(195)	(203)
Earnings before income taxes	25	39	343	237
Income taxes	36	41	36	13
Net earnings	$61	$80	$379	$250

Additional Financial Information

DOLLAR AMOUNTS IN MILLIONS	TIMBERLANDS	STRATEGIC LAND SOLUTIONS	WOOD PRODUCTS	UNALLOCATED ITEMS AND INTERSEGMENT ELIMINATIONS	CONSOLIDATED
QUARTER ENDED SEPTEMBER 2026
Depreciation, depletion and amortization	$66	$3	$58	$5	$132
Capital expenditures	$24	$—	$113	$—	$137

QUARTER ENDED SEPTEMBER 2025
Depreciation, depletion and amortization	$68	$3	$56	$3	$130
Capital expenditures	$37	$—	$88	$—	$125

YEAR-TO-DATE ENDED SEPTEMBER 2026
Depreciation, depletion and amortization	$193	$8	$173	$9	$383
Capital expenditures	$91	$—	$297	$—	$388

YEAR-TO-DATE ENDED SEPTEMBER 2025
Depreciation, depletion and amortization	$197	$9	$166	$8	$380
Capital expenditures	$82	$—	$243	$—	$325

Total Assets

DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2026	DECEMBER 31, 2025
Timberlands and Strategic Land Solutions(1)	$12,365	$12,687
Wood Products	3,405	3,194
Unallocated items	610	732
Consolidated	$16,380	$16,613
(1)
Assets attributable to the Strategic Land Solutions segment are combined with total assets for the Timberlands segment as we do not produce separate balance sheets internally.

NOTE 3: REVENUE RECOGNITION

A reconciliation of revenue recognized by our major products:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2026	SEPTEMBER 2025	SEPTEMBER 2026	SEPTEMBER 2025
Net sales to unaffiliated customers:
Timberlands segment
Delivered logs:
West
Domestic sales	$98	$100	$281	$300
Export grade sales	62	69	194	207
Subtotal West	160	169	475	507
South	163	154	456	460
North	13	13	36	35
Subtotal delivered logs sales	336	336	967	1,002
Stumpage and pay-as-cut timber	15	22	36	45
Recreational and other lease revenue	21	21	61	59
Other(1)	6	7	37	35
Net sales attributable to Timberlands segment	378	386	1,101	1,141
Strategic Land Solutions segment
Real estate	51	62	211	196
Natural resources	27	30	88	75
Climate solutions	21	11	147	80
Net sales attributable to Strategic Land Solutions segment	99	103	446	351
Wood Products segment
Structural lumber	629	509	1,698	1,617
Oriented strand board	172	167	519	600
Engineered solid section	171	162	507	492
Engineered I-joists	91	85	252	268
Softwood plywood	51	38	136	119
Medium density fiberboard	37	39	99	107
Complementary building products	170	149	492	429
Other(2)	64	79	206	240
Net sales attributable to Wood Products segment	1,385	1,228	3,909	3,872
Total net sales	$1,862	$1,717	$5,456	$5,364
(1)
Other Timberlands sales include sales of seeds and seedlings from our nursery operations as well as wood chips.
(2)
Other Wood Products sales include wood chips, other byproducts and third-party residual log sales from our Canadian Forestlands operations.

NOTE 4: NET EARNINGS PER SHARE AND SHARE REPURCHASES

Our basic and diluted earnings per share were:

●
$0.08 during third quarter 2026 and $0.53 during year-to-date 2026.
●
$0.11 during third quarter 2025 and $0.35 during year-to-date 2025.

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

	QUARTER ENDED		YEAR-TO-DATE ENDED
SHARES IN THOUSANDS	SEPTEMBER 2026	SEPTEMBER 2025	SEPTEMBER 2026	SEPTEMBER 2025
Weighted average common shares outstanding – basic	720,982	721,598	721,230	723,791
Dilutive potential common shares:
Stock options	—	28	2	46
Restricted stock units	259	231	145	105
Performance share units	223	155	301	209
Total effect of outstanding dilutive potential common shares	482	414	448	360
Weighted average common shares outstanding – dilutive	721,464	722,012	721,678	724,151

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

	QUARTER ENDED		YEAR-TO-DATE ENDED
SHARES IN THOUSANDS	SEPTEMBER 2026	SEPTEMBER 2025	SEPTEMBER 2026	SEPTEMBER 2025
Performance share units	1,425	1,028	1,425	1,028

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

We repurchased 394,026 common shares for approximately $10 million (including transaction fees) under the 2025 Repurchase Program during third quarter 2026 and 1,212,803 common shares for approximately $30 million (including transaction fees) under the 2025 Repurchase Program during year-to-date 2026. As of September 30, 2026, we had remaining authorization of $908 million for future share repurchases under the 2025 Repurchase Program. During third quarter 2025, we repurchased 980,114 common shares for approximately $25 million (including transaction fees) and 5,714,095 common shares for approximately $150 million (including transaction fees) during year-to-date 2025 under the share repurchase programs.

All common stock repurchases under the share repurchase programs were made in open-market transactions. We record share repurchases upon trade date as opposed to the settlement date when cash is disbursed. We record a liability for repurchases that have not yet been settled as of period end. There were no unsettled shares as of September 30, 2026 and December 31, 2025.

NOTE 5: INVENTORIES

Inventories include raw materials, work-in-process and finished goods, as well as materials and supplies.

DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2026	DECEMBER 31, 2025
LIFO inventories:
Logs	$20	$28
Lumber, plywood, oriented strand board and fiberboard	80	74
Other products	9	9
Moving average cost or FIFO inventories:
Logs	31	39
Lumber, plywood, oriented strand board, fiberboard and engineered wood products	111	107
Other products	168	173
Materials and supplies	173	163
Total	$592	$593

LIFO – the last-in, first-out method – applies to major inventory products held at our U.S. locations. The moving average cost method or FIFO – the first-in, first-out method – applies to the balance of our U.S. raw material and product inventories, all material and supply inventories and all foreign inventories.

NOTE 6: PENSION AND OTHER POST-EMPLOYMENT BENEFIT PLANS

The components of net periodic benefit cost are:

	PENSION
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2026	SEPTEMBER 2025	SEPTEMBER 2026	SEPTEMBER 2025
Service cost	$4	$5	$13	$14
Interest cost	24	30	71	90
Expected return on plan assets	(22)	(26)	(67)	(78)
Amortization of actuarial loss	13	14	37	42
Amortization of prior service cost	—	—	1	1
Total net periodic benefit cost – pension	$19	$23	$55	$69

	OTHER POST-EMPLOYMENT BENEFITS
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2026	SEPTEMBER 2025	SEPTEMBER 2026	SEPTEMBER 2025
Interest cost	$—	$1	$2	$3
Amortization of prior service credit	—	—	(1)	(1)
Total net periodic benefit cost – other post-employment benefits	$—	$1	$1	$2

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

NOTE 7: ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2026	DECEMBER 31, 2025
Compensation and employee benefit costs	$182	$190
Current portion of lease liabilities	23	25
Customer rebates, volume discounts and deferred income	139	127
Interest	48	53
Taxes payable	43	28
Other	59	55
Total	$494	$478

NOTE 8: LONG-TERM DEBT, LINE OF CREDIT AND COMMERCIAL PAPER PROGRAM

Long-term Debt

During third quarter 2026, we repaid the remaining $62 million and $60 million in principal outstanding on our 7.35 percent and 7.85 percent debentures, respectively, at maturity.

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

Commercial Paper Program

During fourth quarter 2025, we established a commercial paper program under which we may issue short-term, unsecured commercial paper notes pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Under this program, we may issue notes from time to time in an aggregate amount not to exceed $1.75 billion outstanding at any time. The notes will have maturities of up to 397 days from the date of issue and will not be subject to voluntary prepayment or redemption prior to maturity. We use our revolving credit facility as a liquidity backstop for the repayment of short-term unsecured notes issued under the commercial paper program. As of September 30, 2026, we had $300 million of commercial paper issued and outstanding under this program, with a weighted average interest rate of 4.23 percent. There was no commercial paper issued and outstanding under this program as of December 31, 2025.

As of September 30, 2026, we have classified all issued and outstanding commercial paper maturing in the next 12 months as long-term because we have the intent and ability to refinance these borrowings on a long-term basis, as supported by the available capacity under our $1.75 billion revolving credit facility. The amount outstanding is recorded in "Long-term debt, net" on our Consolidated Balance Sheet.

Line of Credit

During second quarter 2025, we amended and restated our senior unsecured revolving credit facility to extend the expiration date to June 2030, while increasing borrowing capacity from $1.5 billion to $1.75 billion. Borrowings will bear interest at a floating rate based on either the adjusted term SOFR plus a spread or a mutually agreed-upon base rate plus a spread. We had no outstanding borrowings on our revolving credit facility as of September 30, 2026 or December 31, 2025.

NOTE 9: FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value and carrying value of our long-term debt consisted of the following:

	SEPTEMBER 30, 2026		DECEMBER 31, 2025
DOLLAR AMOUNTS IN MILLIONS	CARRYING VALUE	FAIR VALUE (LEVEL 2)	CARRYING VALUE	FAIR VALUE (LEVEL 2)
Long-term debt (including current maturities), line of credit and commercial paper:
Fixed rate	$3,707	$3,504	$4,225	$4,242
Variable rate	1,347	1,350	1,347	1,350
Commercial paper program	300	300	—	—
Total debt	$5,354	$5,154	$5,572	$5,592

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

Derivative Instruments Designated as Cash Flow Hedges

Interest Rate Swap Hedging Relationship

During third quarter 2025, we entered into interest rate swaps with the risk management objective of managing exposure to interest rate volatility by converting variable rate debt obligations associated with our $800 million term loan due in 2028 into fixed rate payments. The interest rate swaps provide the right to make fixed rate payments to the counterparty in exchange for variable, SOFR-based payments on a monthly settlement schedule. As of September 30, 2026 and December 31, 2025, our interest rate swap agreements with an aggregate notional amount of $800 million were designated as cash flow hedging instruments of variable, SOFR-based interest payments on our $800 million term loan.

Foreign Currency Hedging Relationship

During first quarter 2025, we entered into forward contracts with the risk management objective of reducing foreign exchange risk associated with the variability in cash flows from the settlement of forecasted foreign currency-denominated purchases of equipment. Our forward contracts provide the right to buy specified quantities of euros during predetermined future periods at predetermined future rates. As of September 30, 2026 and December 31, 2025, all forward contracts with an aggregate notional amount of $13 million and $32 million, respectively, were designated as cash flow hedging instruments of hedged forecasted foreign currency-denominated purchases of equipment.

The current and noncurrent fair value of our outstanding derivatives designated as cash flow hedging instruments as recorded on our Consolidated Balance Sheet are summarized below:

	DERIVATIVE ASSETS		DERIVATIVE LIABILITIES
DOLLAR AMOUNTS IN MILLIONS	PREPAID EXPENSES AND OTHER CURRENT ASSETS	OTHER ASSETS	ACCRUED LIABILITIES	OTHER LIABILITIES
AS OF SEPTEMBER 30, 2026
Interest rate swaps	$9	$9	$—	$—
Foreign currency forward contracts	1	—	—	—
Total fair value	$10	$9	$—	$—

AS OF DECEMBER 31, 2025
Interest rate swaps	$—	$—	$1	$2
Foreign currency forward contracts	2	1	—	—
Total fair value	$2	$1	$1	$2

The pre-tax change in unrealized gain or loss on our outstanding derivative instruments recognized in "Other comprehensive income" in our Consolidated Statement of Comprehensive Income and recorded in "Accumulated other comprehensive loss" on our Consolidated Balance Sheet are summarized below:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2026	SEPTEMBER 2025	SEPTEMBER 2026	SEPTEMBER 2025
Interest rate swaps	$10	$(2)	$21	$(2)
Foreign currency forward contracts	(1)	—	(1)	6
Total change in unrealized gain or loss on cash flow hedges	$9	$(2)	$20	$4

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

As of September 30, 2026, our total accrual for future estimated remediation costs on active Superfund sites and other sites for which we are potentially responsible was approximately $92 million. These amounts are recorded in "Accrued liabilities" and "Other liabilities" on our Consolidated Balance Sheet.

NOTE 11: ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in amounts included in our accumulated other comprehensive loss by component are:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2026	SEPTEMBER 2025	SEPTEMBER 2026	SEPTEMBER 2025
Pension(1)
Balance at beginning of period	$(478)	$(564)	$(502)	$(583)
Other comprehensive income (loss) before reclassifications	—	—	3	(3)
Amounts reclassified from accumulated other comprehensive loss to earnings(2)	10	12	31	34
Total other comprehensive income	10	12	34	31
Balance at end of period	$(468)	$(552)	$(468)	$(552)
Other post-employment benefits(1)
Balance at beginning of period	$26	$23	$28	$23
Other comprehensive loss before reclassifications	—	(1)	(1)	—
Amounts reclassified from accumulated other comprehensive loss to earnings(2)	—	—	(1)	(1)
Total other comprehensive loss	—	(1)	(2)	(1)
Balance at end of period	$26	$22	$26	$22
Translation adjustments and other
Balance at beginning of period	$173	$185	$181	$158
Translation adjustments	1	(8)	(16)	13
Unrealized gain (loss) on cash flow hedges(1)	6	(2)	15	4
Total other comprehensive income (loss)	7	(10)	(1)	17
Balance at end of period	180	175	180	175
Accumulated other comprehensive loss, end of period	$(262)	$(355)	$(262)	$(355)
(1)
Amounts presented are net of tax.
(2)
Amounts of actuarial loss and prior service cost are components of net periodic benefit cost. See Note 6: Pension and Other Post-Employment Benefit Plans.

NOTE 12: SHARE-BASED COMPENSATION

Share-based compensation activity during year-to-date 2026 included the following:

SHARES IN THOUSANDS	GRANTED	VESTED
Restricted stock units (RSUs)	1,184	783
Performance share units (PSUs)	622	238

A total of 756 thousand shares of common stock were issued as a result of RSU and PSU vestings, net of tax.

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

Weighted Average Assumptions Used in Estimating the Value of Performance Share Units Granted in 2026

PERFORMANCE SHARE UNITS
Performance period	2/13/2026 – 12/31/2028
Valuation date closing stock price	$26.75
Risk-free rate	3.37% – 3.43%
Expected volatility	27.90%

NOTE 13: OTHER OPERATING COSTS (INCOME), NET

Other operating costs (income), net were comprised of the following:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2026	SEPTEMBER 2025	SEPTEMBER 2026	SEPTEMBER 2025
Environmental remediation charges	$—	$1	$6	$8
Gain on lumber mill sale	—	(29)	—	(29)
Insurance recoveries	—	(34)	(4)	(39)
Litigation expense, net	8	8	32	18
Product remediation insurance recovery	—	—	(28)	—
Research and development expenses	2	2	4	4
Other, net	6	3	13	13
Total other operating costs (income), net	$16	$(49)	$23	$(25)

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

NOTE 15: TIMBERLAND ACQUISITIONS AND DIVESTITURES

Divestitures

On October 29, 2026, we announced an agreement to sell 81 thousand acres of Arkansas timberlands for approximately $146 million. The sale is subject to customary closing conditions and is expected to close in fourth quarter 2026. This sale is not considered a strategic shift that had, or will have, a major effect on our operations or financial results and therefore does not meet the requirements for presentation as discontinued operations.

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

Acquisitions

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This report contains statements concerning our future results and performance that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include, without limitation, statements relating to: our expected future financial and operating performance; our plans, strategies, intentions and expectations; our capital structure and the sufficiency of our liquidity position to meet future cash requirements; our cash dividend framework, including our target percentage return to shareholders of Adjusted Funds Available for Distribution, including expected supplemental cash dividends and/or future share repurchases; future compliance with covenants in our debt agreements; our expectations concerning our contingent liabilities and the sufficiency of related reserves and accruals including, but not limited to, cost estimates of future litigation and environmental remediation; our provision for income taxes; expected capital expenditures; the expected timing of operational start-up and productivity of, and fourth quarter capital expenditure investment in, our new wood products manufacturing facility; estimated returns on pension plan assets; expected market and general economic conditions, including related influencing factors such as the trajectory of U.S. housing construction activity, repair and remodel activity, inflation trends and interest rates and the potential impacts of U.S. trade policy; our expectations about our future opportunities in emerging carbon credit and carbon capture and storage markets and our assumptions used in valuing incentive compensation and related expense.

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

Housing market conditions have moderated, with lower home sales and slower building activity. Elevated mortgage interest rates, reduced affordability and weaker consumer confidence remain key factors influencing housing demand. Existing home inventory remains constrained in many markets due to the continued lock-in effect among homeowners with below-market mortgage rates. Inventories of unsold new homes have declined after reaching a cyclical peak in 2025. On a seasonally adjusted annual basis, as reported by the U.S. Census Bureau, housing starts for third quarter 2026 averaged 1.3 million units, a 3.9 percent decrease from second quarter 2026. Single-family starts averaged 878 thousand units in third quarter 2026, a 2.6 percent decrease from second quarter 2026. Multi-family starts averaged 415 thousand units in third quarter 2026, a 6.5 percent decrease from second quarter 2026. Single-family construction is a primary driver of our business compared to multi-family construction due to the amount of wood products used per unit. Sales of newly built single-family homes averaged a seasonally adjusted annual rate of 668 thousand units for third quarter 2026, a 2.4 percent increase from second quarter 2026, as builders leverage incentives to help offset affordability constraints and elevated buyer financing costs. Notwithstanding current macroeconomic uncertainty and potential impacts on housing demand, we continue to expect favorable long-term fundamentals for the U.S. housing construction market, supported by strong demographic trends, a prolonged period of underbuilding, and the need for additional housing supply.

Repair and remodeling expenditures increased 0.4 percent from second quarter 2026 to third quarter 2026, according to the Census Bureau Advance Retail Spending report. While there continues to be underlying demand due to growing home equity and the lock-in effect of lower mortgage rates compared to current rates, many homeowners have been more cautious in discretionary spending on large projects. Professionally built segments have continued to outpace do-it-yourself (DIY) activity, though both remain restrained due to subdued consumer confidence and elevated interest rates. Slower sales of existing homes have also contributed to muted activity as there is often an increase in upgrades and repairs before and after the sale of a home. Over the longer term, we expect this sector to return to historical growth trends driven by recent deferrals in repair and remodel spending, higher levels of home equity and an aging U.S. housing stock, with a median age of 46 years.

In U.S. wood product markets, the Random Lengths Framing Lumber Composite price averaged $512/MBF and the OSB Composite averaged $250/MSF during third quarter 2026, with composite pricing for lumber decreasing from $513/MBF to $491/MBF and composite pricing for OSB increasing from $243/MSF to $281/MSF over the course of the quarter. The Framing Lumber Composite entered the quarter on an upward trajectory, supported by a seasonal improvement in building activity, tighter supply from previously enacted mill curtailments and closures, and lower European imports. However, composite pricing declined in August and September as housing activity softened amid elevated interest rates and the typical seasonal moderation in building activity during the late summer months. For OSB, product pricing began to rebound in late third quarter in response to supply adjustments across the U.S. and Canada.

In Western log markets, Douglas-fir sawlog prices decreased 0.2 percent in third quarter 2026 compared with second quarter 2026, as reported by Fastmarkets RISI Log Lines based on Weyerhaeuser’s sales mix. Log prices in the domestic market began the quarter on a positive trajectory in response to a stronger lumber market before softening in response to ample supply outpacing demand, partially driven by a more moderate wildfire season than expected. In the South, delivered sawlog prices increased 0.6 percent in third quarter 2026 compared to second quarter 2026 and declined

0.2 percent from third quarter 2025, as reported by TimberMart-South. Delivered pine pulpwood prices increased 1.2 percent in third quarter 2026 compared to second quarter 2026 and declined 2.0 percent from third quarter 2025 as reported by TimberMart-South. In general, Southern log markets were relatively balanced during the quarter. Favorable weather supported log supply, while wood products mills replenished lean inventories that resulted from weather-related log availability challenges in second quarter, and fiber mills increased activity following spring maintenance outages. However, pulpwood prices continue to be challenged in several localized regions following mill closures in 2025.

Currency exchange rates, available supply from other countries and trade policy affect our export businesses. In Japan, total housing starts increased 2.3 percent year-to-date through August compared to the same period in 2025, while the key Post and Beam segment saw an 8.2 percent increase, partly reflecting slight easing of the backlog of permit applications following more stringent building requirements that took effect April 1, 2025. Log demand continues to be influenced by reduced lumber imports from Europe and lower inventories of European lumber in the Japanese market, while higher energy costs have had some negative impact on Japanese producers. In China, during fourth quarter 2025 regulators lifted the March 4, 2025 suspension of log imports from the U.S. As a result, Weyerhaeuser continues to re-establish its log export program to strategic customers in China.

Interest rates affect our business primarily through their impact on mortgage rates and housing affordability, their general impact on the economy and their influence on our capital management activities. Actions by the U.S. Federal Reserve, the overall condition of the economy and fluctuations in financial markets are all factors that influence long-term interest rates. 30-year mortgage rates, which are generally correlated with long-term interest rates, increased from 6.5 percent in second quarter 2026 to 7.0 percent in third quarter 2026, according to economic data from Freddie Mac. Many builders have worked to offset higher mortgage rates through discounts, mortgage rate buydowns and modifying product offerings such as home sizes and finishes. Higher rates have also discouraged many existing homeowners from selling, reducing inventories of existing homes for sale and supporting demand for available new homes.

Increased inflation affects the cost of our operations across each of our business segments, including costs for raw materials, transportation, energy and labor. The Consumer Price Index increased at an annual rate of 3.7 percent as of September 2026 compared to 3.5 percent as of June 2026. This rate is markedly down from prior periods of elevated inflation, although conflict in the Middle East has contributed to higher energy and fuel prices. While we can offset some of our costs that are affected by inflation through our sales activities, operational excellence initiatives and procurement practices, not all costs associated with inflation can be fully mitigated or passed on to the customer.

The condition of the labor market affects all of our businesses as it relates to our ability to attract and retain employees and contractors. The unemployment rate remained flat from second quarter 2026 at 4.2 percent in third quarter 2026.

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

CONSOLIDATED RESULTS

How We Did Third Quarter 2026 and Year-to-Date 2026

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	SEPTEMBER 2026	SEPTEMBER 2025	2026 VS. 2025	SEPTEMBER 2026	SEPTEMBER 2025	2026 VS. 2025
Net sales	$1,862	$1,717	$145	$5,456	$5,364	$92
Costs of sales	$1,605	$1,513	$92	$4,570	$4,500	$70
Operating income	$100	$123	$(23)	$570	$480	$90
Net earnings	$61	$80	$(19)	$379	$250	$129
Earnings per share, basic and diluted	$0.08	$0.11	$(0.03)	$0.53	$0.35	$0.18

Comparing Third Quarter 2026 with Third Quarter 2025

Net sales

Net sales increased $145 million – 8 percent – primarily due to a $157 million increase in Wood Products net sales attributable to increased sales realizations for structural lumber and sales volumes for complementary building products. This increase was partially offset by an $8 million decrease in Timberlands net sales to unaffiliated customers attributable to decreased Western log sales volumes and a $4 million decrease in Strategic Land Solutions net sales attributable to a decrease in average price per acre sold for our Real Estate business.

Costs of sales

Costs of sales increased $92 million – 6 percent – primarily due to increased sales volumes for complementary building products, engineered I-joists, engineered solid section and softwood plywood in our Wood Products segment, as well as increased Southern sales volumes and an increase in Western and Southern freight costs in our Timberlands segment.

Operating income

Operating income decreased $23 million – 19 percent – primarily due to:

●
a $34 million decrease in insurance recoveries;
●
a $29 million gain related to the sale of our Princeton lumber mill recorded in third quarter 2025 and
●
an $8 million increase in general and administrative expenses.

These changes were partially offset by a $53 million increase in consolidated gross margin (see discussion of components above).

Net earnings

Net earnings decreased $19 million – 24 percent – primarily due to the $23 million decrease in operating income discussed above and a $5 million decrease in income tax benefit, partially offset by an $8 million decrease in interest expense.

Comparing Year-to-Date 2026 with Year-to-Date 2025

Net sales

Net sales increased $92 million – 2 percent – primarily due to a $95 million increase in Strategic Land Solutions net sales attributable to a $94 million conservation easement sale in our Climate Solutions business, as well as a $37 million increase in Wood Products net sales attributable to increased sales realizations for structural lumber and increased sales volumes and realizations for complementary building products. These increases were partially offset by a $40 million decrease in Timberlands net sales to unaffiliated customers attributable to decreased Western log sales.

Costs of sales

Costs of sales increased $70 million – 2 percent – primarily due to an increase in Western and Southern freight costs in our Timberlands segment, as well as increased sales volumes for complementary building products, engineered solid section and softwood plywood in our Wood Products segment.

Operating income

Operating income increased $90 million – 19 percent – primarily due to:

●
a $129 million increase in gain on sale of timberlands;
●
a $28 million product remediation recovery recorded in first quarter 2026 and
●
a $22 million increase in consolidated gross margin (see discussion of components above).

These increases were partially offset by a $35 million decrease in insurance recoveries, a $29 million gain related to the sale of our Princeton lumber mill recorded in third quarter 2025 and a $9 million increase in general and administrative expenses.

Net earnings

Net earnings increased $129 million – 52 percent – primarily due to the $90 million increase in operating income discussed above, as well as a $23 million increase in income tax benefit and a $14 million decrease in non-operating pension and other post-employment benefit costs.

TIMBERLANDS

How We Did Third Quarter 2026 and Year-to-Date 2026

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2026	SEPTEMBER 2025	2026 VS. 2025	SEPTEMBER 2026	SEPTEMBER 2025	2026 VS. 2025
Net sales to unaffiliated customers:
Delivered logs:
West	$160	$169	$(9)	$475	$507	$(32)
South	163	154	9	456	460	(4)
North	13	13	—	36	35	1
Subtotal delivered logs sales	336	336	—	967	1,002	(35)
Stumpage and pay-as-cut timber	15	22	(7)	36	45	(9)
Recreational and other lease revenue	21	21	—	61	59	2
Other(1)	6	7	(1)	37	35	2
Subtotal net sales to unaffiliated customers	378	386	(8)	1,101	1,141	(40)
Intersegment sales	153	150	3	440	458	(18)
Total sales	$531	$536	$(5)	$1,541	$1,599	$(58)
Costs of sales	$438	$429	$9	$1,281	$1,254	$27
Operating income and Net contribution to earnings	$67	$80	$(13)	$312	$270	$42
(1)
Other Timberlands sales include sales of seeds and seedlings from our nursery operations as well as wood chips.

Comparing Third Quarter 2026 with Third Quarter 2025

Net sales to unaffiliated customers

Net sales to unaffiliated customers decreased $8 million – 2 percent – primarily due to a $9 million decrease in Western log sales attributable to a 12 percent decrease in sales volumes, partially offset by a 7 percent increase in sales realizations, as well as a $7 million decrease in stumpage and pay-as-cut timber sales attributable to decreased sales realizations and sales volumes. These decreases were partially offset by a $9 million increase in Southern log sales attributable to a 3 percent increase in sales realizations and sales volumes.

Intersegment sales

Intersegment sales increased $3 million – 2 percent – primarily due to a 6 percent increase in sales volumes, partially offset by a 3 percent decrease in sales realizations.

Costs of sales

Costs of sales increased $9 million – 2 percent – primarily due to increased Southern sales volumes, as well as an increase in Western and Southern freight costs.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings decreased $13 million – 16 percent – primarily due to the change in the components of gross margin, as discussed above.

Comparing Year-to-Date 2026 with Year-to-Date 2025

Net sales to unaffiliated customers

Net sales to unaffiliated customers decreased $40 million – 4 percent – primarily due to a $32 million decrease in Western log sales attributable to a 5 percent decrease in sales volumes and a 2 percent decrease in sales realizations, as well as a $9 million decrease in stumpage and pay-as-cut timber sales attributable to decreased sales realizations and sales volumes.

Intersegment sales

Intersegment sales decreased $18 million – 4 percent – primarily due to a 7 percent decrease in sales realizations, partially offset by a 4 percent increase in sales volumes.

Costs of sales

Costs of sales increased $27 million – 2 percent – primarily due to an increase in Western and Southern freight costs, partially offset by decreased sales volumes.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings increased $42 million – 16 percent – primarily due to a $129 million increase in gain on sale of timberlands, partially offset by the change in the components of gross margin, as discussed above.

Third-Party Log Sales Volumes and Fee Harvest Volumes

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	SEPTEMBER 2026	SEPTEMBER 2025	2026 VS. 2025	SEPTEMBER 2026	SEPTEMBER 2025	2026 VS. 2025
Third-party log sales – tons:
West(1)	1,345	1,529	(184)	4,179	4,387	(208)
South	4,324	4,217	107	12,104	12,397	(293)
North	180	183	(3)	493	480	13
Total	5,849	5,929	(80)	16,776	17,264	(488)
Fee harvest volumes – tons:
West(1)	2,249	2,394	(145)	6,672	6,861	(189)
South	6,428	6,431	(3)	18,298	18,784	(486)
North	243	262	(19)	699	714	(15)
Total	8,920	9,087	(167)	25,669	26,359	(690)
(1)
Western logs are primarily transacted in thousand board feet (MBF) but are converted to ton equivalents for external reporting purposes.

STRATEGIC LAND SOLUTIONS

How We Did Third Quarter 2026 and Year-to-Date 2026

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2026	SEPTEMBER 2025	2026 VS. 2025	SEPTEMBER 2026	SEPTEMBER 2025	2026 VS. 2025
Net sales:
Real estate	$51	$62	$(11)	$211	$196	$15
Natural resources	27	30	(3)	88	75	13
Climate solutions	21	11	10	147	80	67
Total	$99	$103	$(4)	$446	$351	$95
Costs of sales	$26	$28	$(2)	$96	$104	$(8)
Operating income and Net contribution to earnings	$67	$69	$(2)	$330	$231	$99

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

Comparing Third Quarter 2026 with Third Quarter 2025

Net sales

Net sales decreased $4 million – 4 percent – primarily due to a decrease in average price per acre sold for our Real Estate business, partially offset by increases in mitigation banking credit sales and forest carbon credit sales for our Climate Solutions business and an increase in acres sold for our Real Estate business.

Costs of sales

Costs of sales decreased $2 million – 7 percent – primarily due to a decrease in average basis per acre sold for our Real Estate business, partially offset by increases in acres sold for our Real Estate and Climate Solutions businesses.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings decreased $2 million – 3 percent – primarily due to the change in the components of gross margin, as discussed above.

Comparing Year-to-Date 2026 with Year-to-Date 2025

Net sales

Net sales increased $95 million – 27 percent – primarily due to a $94 million conservation easement sale in our Climate Solutions business, an increase in acres sold for our Real Estate business and increases in royalty income and mineral asset sales for our Natural Resources business. These changes were partially offset by a decrease in acres sold in our Climate Solutions business and a decrease in average price per acre sold for our Real Estate business.

Costs of sales

Costs of sales decreased $8 million – 8 percent – primarily due to a decrease in acres sold for our Climate Solutions business, partially offset by an increase in acres sold for our Real Estate business.

Operating income and Net contribution to earnings

Operating income and net contribution to earnings increased $99 million – 43 percent – primarily due to the change in the components of gross margin, as discussed above.

REAL ESTATE SALES STATISTICS(1)

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
	SEPTEMBER 2026	SEPTEMBER 2025	2026 VS. 2025	SEPTEMBER 2026	SEPTEMBER 2025	2026 VS. 2025
Acres sold	12,827	11,982	845	51,136	45,623	5,513
Average price per acre	$3,945	$5,128	$(1,183)	$4,123	$4,272	$(149)
(1)
Effective first quarter 2026, Real Estate sales statistics have been adjusted to reflect our updated presentation of business lines within the Strategic Land Solutions segment. Real Estate statistics for 2025 have been adjusted to present comparative data, with all changes attributable to the disaggregation of the Climate Solutions business.

WOOD PRODUCTS

How We Did Third Quarter 2026 and Year-to-Date 2026

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2026	SEPTEMBER 2025	2026 VS. 2025	SEPTEMBER 2026	SEPTEMBER 2025	2026 VS. 2025
Net sales:
Structural lumber	$629	$509	$120	$1,698	$1,617	$81
Oriented strand board	172	167	5	519	600	(81)
Engineered solid section	171	162	9	507	492	15
Engineered I-joists	91	85	6	252	268	(16)
Softwood plywood	51	38	13	136	119	17
Medium density fiberboard	37	39	(2)	99	107	(8)
Complementary building products	170	149	21	492	429	63
Other products produced(1)	64	79	(15)	206	240	(34)
Total	$1,385	$1,228	$157	$3,909	$3,872	$37
Costs of sales	$1,283	$1,218	$65	$3,593	$3,575	$18
Operating income (loss)	$33	$(19)	$52	$146	$133	$13
Interest income and other	(1)	—	(1)	(1)	—	(1)
Net contribution (charge) to earnings	$32	$(19)	$51	$145	$133	$12
(1)
Other products produced sales include wood chips, other byproducts and third-party residual log sales from our Canadian Forestlands operations.

Comparing Third Quarter 2026 with Third Quarter 2025

Net sales

Net sales increased $157 million – 13 percent – primarily due to:

●
a $120 million increase in structural lumber sales attributable to a 26 percent increase in sales realizations, partially offset by a 2 percent decrease in sales volumes;
●
a $21 million increase in complementary building products sales primarily attributable to increased sales volumes for steel and decking;
●
a $13 million increase in softwood plywood sales attributable to a 26 percent increase in sales realizations and a 5 percent increase in sales volumes;
●
a $9 million increase in engineered solid section sales attributable to a 9 percent increase in sales volumes, partially offset by a 3 percent decrease in sales realizations;
●
a $6 million increase in engineered I-joist sales attributable to a 14 percent increase in sales volumes, partially offset by a 4 percent decrease in sales realizations and
●
a $5 million increase in oriented strand board sales attributable to a 3 percent increase in sales realizations.

These increases were partially offset by a $15 million decrease in other products produced sales primarily attributable to a decrease in wood chip sales realizations and volumes and a $2 million decrease in medium density fiberboard sales attributable to a 1 percent decrease in sales realizations.

Costs of sales

Costs of sales increased $65 million – 5 percent – primarily due to increased sales volumes for complementary building products, engineered I-joists, engineered solid section and softwood plywood.

Net contribution to earnings

Net contribution to earnings increased $51 million – 268 percent – primarily due to the change in the components of gross margin, as discussed above, partially offset by a $29 million gain related to the sale of our Princeton lumber mill recorded in third quarter 2025 (refer to Note 13: Other Operating Costs (Income), Net).

Comparing Year-to-Date 2026 with Year-to-Date 2025

Net sales

Net sales increased $37 million – 1 percent – primarily due to:

●
an $81 million increase in structural lumber sales attributable to an 11 percent increase in sales realizations, partially offset by a 5 percent decrease in sales volumes;
●
a $63 million increase in complementary building products sales primarily attributable to increased sales volumes and realizations for steel;
●
a $17 million increase in softwood plywood sales attributable to a 10 percent increase in sales realizations and a 3 percent increase in sales volumes and
●
a $15 million increase in engineered solid section sales attributable to a 7 percent increase in sales volumes, partially offset by a 4 percent decrease in sales realizations.

These increases were partially offset by:

●
an $81 million decrease in oriented strand board sales attributable to a 14 percent decrease in sales realizations;
●
a $34 million decrease in other products produced sales primarily attributable to a decrease in wood chip sales realizations and volumes and a decrease in residual log sales volumes;
●
a $16 million decrease in engineered I-joist sales attributable to a 5 percent decrease in sales realizations and a 1 percent decrease in sales volumes and
●
an $8 million decrease in medium density fiberboard sales attributable to a 5 percent decrease in sales volumes and a 1 percent decrease in sales realizations.

Costs of sales

Costs of sales increased $18 million – 1 percent – primarily due to increased sales volumes for complementary building products, engineered solid section and softwood plywood.

Net contribution to earnings

Net contribution to earnings increased $12 million – 9 percent – primarily due to the change in the components of gross margin, as discussed above, as well as a $28 million product remediation insurance recovery recorded in first quarter 2026, partially offset by a $29 million gain related to the sale of our Princeton lumber mill recorded in third quarter 2025 (refer to the breakout of these items in Note 13: Other Operating Costs (Income), Net).

Third-Party Sales Volumes

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS(1)	SEPTEMBER 2026	SEPTEMBER 2025	2026 VS. 2025	SEPTEMBER 2026	SEPTEMBER 2025	2026 VS. 2025
Structural lumber – board feet	1,233	1,259	(26)	3,477	3,674	(197)
Oriented strand board – square feet (3/8”)	726	727	(1)	2,176	2,177	(1)
Engineered solid section – cubic feet	6.0	5.5	0.5	17.8	16.6	1.2
Engineered I-joists – lineal feet	40	35	5	109	110	(1)
Softwood plywood – square feet (3/8”)	96	91	5	279	271	8
Medium density fiberboard – square feet (3/4”)	33	33	—	86	91	(5)
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

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS	SEPTEMBER 2026	SEPTEMBER 2025	2026 VS. 2025	SEPTEMBER 2026	SEPTEMBER 2025	2026 VS. 2025
Structural lumber – board feet:
Production	1,166	1,167	(1)	3,402	3,538	(136)
Outside purchase	45	38	7	127	112	15
Total	1,211	1,205	6	3,529	3,650	(121)
Oriented strand board – square feet (3/8”):
Production	735	750	(15)	2,222	2,230	(8)
Outside purchase	25	17	8	66	52	14
Total	760	767	(7)	2,288	2,282	6
Engineered solid section – cubic feet:
Production	5.8	5.1	0.7	17.4	16.8	0.6
Outside purchase	2.1	2.1	—	6.7	6.6	0.1
Total	7.9	7.2	0.7	24.1	23.4	0.7
Engineered I-joists – lineal feet:
Production	35	36	(1)	101	111	(10)
Outside purchase	3	1	2	5	3	2
Total	38	37	1	106	114	(8)
Softwood plywood – square feet (3/8”):
Production	85	82	3	247	244	3
Outside purchase	13	11	2	37	33	4
Total	98	93	5	284	277	7
Medium density fiberboard – square feet (3/4"):
Production	33	35	(2)	86	94	(8)
Total	33	35	(2)	86	94	(8)

UNALLOCATED ITEMS

Unallocated items are gains or charges not related to, or allocated to, an individual operating segment. They include all or a portion of items such as share-based compensation, pension and post-employment costs, elimination of intersegment profit in inventory and LIFO, foreign exchange transaction gains and losses, interest income and other.

Net Charge to Earnings – Unallocated Items

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2026	SEPTEMBER 2025	2026 VS. 2025	SEPTEMBER 2026	SEPTEMBER 2025	2026 VS. 2025
Unallocated corporate function and variable compensation expense	$(46)	$(37)	$(9)	$(132)	$(120)	$(12)
Liability classified share-based compensation	1	1	—	1	1	—
Foreign exchange (loss) gain	(1)	—	(1)	(1)	2	(3)
Elimination of intersegment profit in inventory and LIFO	(6)	15	(21)	(29)	(7)	(22)
Other, net	(15)	14	(29)	(57)	(30)	(27)
Operating loss	(67)	(7)	(60)	(218)	(154)	(64)
Non-operating pension and other post-employment benefit costs	(15)	(19)	4	(43)	(57)	14
Interest income and other	4	6	(2)	12	17	(5)
Net charge to earnings	$(78)	$(20)	$(58)	$(249)	$(194)	$(55)

Comparing Third Quarter 2026 with Third Quarter 2025

Net charge to earnings increased $58 million – 290 percent – primarily due to:

●
a $29 million increase in other, net, primarily attributable to a $28 million decrease in insurance recoveries;
●
a $21 million increase in the charge for elimination of intersegment profit in inventory and LIFO and
●
a $9 million increase in unallocated corporate function and variable compensation expense.

Comparing Year-to-Date 2026 with Year-to-Date 2025

Net charge to earnings increased $55 million – 28 percent – primarily due to a $27 million increase in other, net, primarily attributable to a $28 million decrease in insurance recoveries, as well as a $22 million increase in the charge for elimination of intersegment profit in inventory and LIFO.

INTEREST EXPENSE

Our interest expense, net of capitalized interest, was:

●
$63 million for third quarter 2026 and $195 million for year-to-date 2026;
●
$71 million for third quarter 2025 and $203 million for year-to-date 2025.

Interest expense decreased $8 million compared to both third quarter 2025 and year-to-date 2025, primarily due to $3 million of debt extinguishment costs incurred in third quarter 2025, with no similar activity in third quarter 2026, as well as a series of debt issuances and retirements in 2026 that decreased our outstanding debt and our weighted average interest rate.

INCOME TAXES

Our provision for income taxes was:

●
a $36 million benefit for third quarter 2026 and $36 million benefit year-to-date 2026;
●
a $41 million benefit for third quarter 2025 and $13 million benefit year-to-date 2025.

Our provision for income taxes is primarily driven by the results of our TRSs. Income tax benefit increased $23 million compared to year-to-date 2025 primarily due to a decrease in our estimated effective tax rate based on the forecasted mix of earnings between our REIT and TRSs.

Refer to Note 14: Income Taxes for further information.

LIQUIDITY AND CAPITAL RESOURCES

We are committed to maintaining an appropriate capital structure that provides financial flexibility and enables us to protect the interests of our shareholders and meet our obligations to our lenders, while also maintaining access to all major financial markets. As of September 30, 2026, we had $349 million in cash and cash equivalents, $1.45 billion of availability on our commercial paper program, and $1.75 billion of availability on our line of credit, which serves as a liquidity backstop for our commercial paper program and expires in June 2030. We believe we have sufficient liquidity to meet our cash requirements for the foreseeable future.

CASH FROM OPERATIONS

Consolidated net cash from operations was:

●
$644 million for year-to-date 2026 and
●
$676 million for year-to-date 2025.

Net cash from operations decreased $32 million primarily due to unfavorable changes in working capital and decreased cash flows from our business operations, partially offset by a $40 million decrease in cash paid for income taxes.

CASH FROM INVESTING ACTIVITIES

Consolidated net cash from investing activities was:

●
$(64) million for year-to-date 2026 and
●
$(729) million for year-to-date 2025.

Net cash from investing activities increased $665 million primarily due to a $463 million decrease in cash paid for acquisitions of timberlands, as well as a $306 million increase in proceeds from the sale of timberlands. These changes were partially offset by a $63 million increase in cash paid for capital expenditures, as well as a $39 million decrease in proceeds from the sale of our Princeton lumber mill.

Summary of Capital Spending by Business Segment

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2026	SEPTEMBER 2025
Timberlands	$91	$82
Wood Products	297	243
Unallocated Items	—	—
Total	$388	$325

During fourth quarter 2024, we announced our plan to build a new TimberStrand® facility in Monticello, Arkansas. Construction began in 2025, with the goal of starting operations in 2027. Once completed, the new facility will increase our engineered wood products capacity by approximately 10 million cubic feet.

We anticipate our capital expenditures for 2026 to be approximately $375 million, excluding approximately $250 million of investment in our Monticello engineered wood products facility. The amount we spend on capital expenditures could change.

CASH FROM FINANCING ACTIVITIES

Consolidated net cash from financing activities was:

●
$(712) million for year-to-date 2026 and
●
$(230) million for year-to-date 2025.

Net cash from financing activities decreased $482 million primarily due to a $717 million decrease in net proceeds from issuance of long-term debt and commercial paper, partially offset by a $120 million decrease in cash used for repurchases of common stock and a $109 million decrease in payments on long-term debt and commercial paper.

Line of Credit

During second quarter 2025, we amended and restated our senior unsecured revolving credit facility to extend the expiration date to June 2030, while increasing borrowing capacity from $1.5 billion to $1.75 billion. Borrowings will bear interest at a floating rate based on either the adjusted term SOFR plus a spread or a mutually agreed-upon base rate plus a spread. We had no outstanding borrowings on our revolving credit facility as of September 30, 2026 or December 31, 2025.

Refer to Note 8: Long-Term Debt, Line of Credit and Commercial Paper Program for further information.

Long-Term Debt

During third quarter 2026, we repaid the remaining $62 million and $60 million in principal outstanding on our 7.35 percent and 7.85 percent debentures, respectively, at maturity.

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

Refer to Note 8: Long-Term Debt, Line of Credit and Commercial Paper Program for further information.

Commercial Paper Program

During fourth quarter 2025, we established a commercial paper program under which we may issue short-term, unsecured commercial paper notes pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Under this program, we may issue notes from time to time in an aggregate amount not to exceed $1.75 billion outstanding at any time. The notes will have maturities of up to 397 days from the date of issue and will not be subject to voluntary prepayment or redemption prior to maturity. We use our revolving credit facility as a liquidity backstop for the repayment of short-term unsecured notes issued under the commercial paper program. As of September 30, 2026, we had $300 million of commercial paper issued and outstanding under this program, with a weighted average interest rate of 4.23 percent. There was no commercial paper issued and outstanding under this program as of December 31, 2025.

As of September 30, 2026, we have classified all issued and outstanding commercial paper maturing in the next 12 months as long-term because we have the intent and ability to refinance these borrowings on a long-term basis, as supported by the available capacity under our $1.75 billion revolving credit facility. The amount outstanding is recorded in "Long-term debt, net" on our Consolidated Balance Sheet.

Refer to Note 8: Long-Term Debt, Line of Credit and Commercial Paper Program for further information.

Interest Rate Swap Hedging Relationship

During third quarter 2025, we entered into interest rate swaps with the risk management objective of managing exposure to interest rate volatility by converting variable rate debt obligations associated with our $800 million term loan due in 2028 into fixed rate payments. The interest rate swaps provide the right to make fixed rate payments to the counterparty in exchange for variable, SOFR-based payments on a monthly settlement schedule. As of September 30, 2026 and December 31, 2025, our interest rate swap agreements with an aggregate notional amount of $800 million were designated as cash flow hedging instruments of variable, SOFR-based interest payments on our $800 million term loan.

Refer to Note 9: Fair Value of Financial Instruments for further information.

Debt Covenants

As of September 30, 2026, Weyerhaeuser Company was in compliance with its debt covenants. There have been no significant changes to the debt covenants presented in our 2025 Annual Report on Form 10-K for our long-term debt instruments, and we expect to remain in compliance with our debt covenants for the foreseeable future.

Dividend Payments

We paid cash dividends on common shares of:

●
$454 million for year-to-date 2026 and
●
$454 million for year-to-date 2025.

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

We repurchased 394,026 common shares for approximately $10 million (including transaction fees) during third quarter 2026 and 1,212,803 common shares for approximately $30 million (including transaction fees) during year-to-date 2026 under the 2025 Repurchase Program. During third quarter 2025, we repurchased 980,114 common shares for approximately $25 million (including transaction fees) and 5,714,095 common shares for approximately $150 million (including transaction fees) during year-to-date 2025 under the share repurchase programs. There were no unsettled shares as of September 30, 2026 and December 31, 2025.

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

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2026	SEPTEMBER 2025	2026 VS. 2025	SEPTEMBER 2026	SEPTEMBER 2025	2026 VS. 2025
Adjusted EBITDA by Segment:
Timberlands	$133	$148	$(15)	$376	$467	$(91)
Strategic Land Solutions	86	91	(5)	408	316	92
Wood Products	91	8	83	291	270	21
	310	247	63	1,075	1,053	22
Unallocated Items	(62)	(30)	(32)	(209)	(172)	(37)
Adjusted EBITDA	$248	$217	$31	$866	$881	$(15)

We reconcile Adjusted EBITDA to net earnings for the consolidated company and to operating income (loss) for the business segments, as those are the most directly comparable U.S. GAAP measures for each.

The table below reconciles Adjusted EBITDA for the quarter ended September 30, 2026:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Strategic Land Solutions	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$61
Interest expense, net of capitalized interest					63
Income taxes					(36)
Net contribution (charge) to earnings	$67	$67	$32	$(78)	$88
Non-operating pension and other post-employment benefit costs	—	—	—	15	15
Interest income and other	—	—	1	(4)	(3)
Operating income (loss)	67	67	33	(67)	100
Depreciation, depletion and amortization	66	3	58	5	132
Basis of acres sold	—	16	—	—	16
Adjusted EBITDA	$133	$86	$91	$(62)	$248

The table below reconciles Adjusted EBITDA for the quarter ended September 30, 2025:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Strategic Land Solutions	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$80
Interest expense, net of capitalized interest					71
Income taxes					(41)
Net contribution (charge) to earnings	$80	$69	$(19)	$(20)	$110
Non-operating pension and other post-employment benefit costs	—	—	—	19	19
Interest income and other	—	—	—	(6)	(6)
Operating income (loss)	80	69	(19)	(7)	123
Depreciation, depletion and amortization	68	3	56	3	130
Basis of acres sold	—	19	—	—	19
Special items included in operating income (loss)(1)(2)	—	—	(29)	(26)	(55)
Adjusted EBITDA	$148	$91	$8	$(30)	$217
(1)
Operating income (loss) for Wood Products includes a pretax special item consisting of a $29 million gain on the sale of our Princeton lumber mill.
(2)
Operating income (loss) for Unallocated Items includes a pretax special item consisting of a $26 million insurance recovery.

The table below reconciles Adjusted EBITDA for the year-to-date period ended September 30, 2026:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Strategic Land Solutions	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$379
Interest expense, net of capitalized interest					195
Income taxes					(36)
Net contribution (charge) to earnings	$312	$330	$145	$(249)	$538
Non-operating pension and other post-employment benefit costs	—	—	—	43	43
Interest income and other	—	—	1	(12)	(11)
Operating income (loss)	312	330	146	(218)	570
Depreciation, depletion and amortization	193	8	173	9	383
Basis of acres sold	—	70	—	—	70
Special items included in operating income (loss)(1)(2)	(129)	—	(28)	—	(157)
Adjusted EBITDA	$376	$408	$291	$(209)	$866
(1)
Operating income (loss) for Timberlands includes pretax special items consisting of a $71 million gain on the sale of Oregon timberlands and a $58 million gain on the sale of Virginia timberlands.
(2)
Operating income (loss) for Wood Products includes a pretax special item consisting of a $28 million product remediation insurance recovery.

The table below reconciles Adjusted EBITDA for the year-to-date period ended September 30, 2025:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Strategic Land Solutions	Wood Products	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$250
Interest expense, net of capitalized interest					203
Income taxes					(13)
Net contribution (charge) to earnings	$270	$231	$133	$(194)	$440
Non-operating pension and other post-employment benefit costs	—	—	—	57	57
Interest income and other	—	—	—	(17)	(17)
Operating income (loss)	270	231	133	(154)	480
Depreciation, depletion and amortization	197	9	166	8	380
Basis of acres sold	—	76	—	—	76
Special items included in operating income (loss)(1)(2)	—	—	(29)	(26)	(55)
Adjusted EBITDA	$467	$316	$270	$(172)	$881
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

The table below reconciles Adjusted FAD to net cash from operations:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2026	SEPTEMBER 2025	SEPTEMBER 2026	SEPTEMBER 2025
Net cash from operations	$193	$210	$644	$676
Capital expenditures	(137)	(125)	(388)	(325)
FAD	56	85	256	351
Cash from product remediation insurance recovery	—	—	(28)	—
Monticello engineered wood products facility capital expenditures	54	32	147	70
Adjusted FAD	$110	$117	$375	$421
Net cash from investing activities	$(138)	$(521)	$(64)	$(729)
Net cash from financing activities	$(233)	$120	$(712)	$(230)

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

Net Earnings Before Special Items

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2026	SEPTEMBER 2025	SEPTEMBER 2026	SEPTEMBER 2025
Net earnings	$61	$80	$379	$250
Gain on lumber mill sale	—	(21)	—	(21)
Gain on sale of timberlands	—	—	(129)	—
Insurance recovery	—	(19)	—	(19)
Product remediation insurance recovery	—	—	(21)	—
Net earnings before special items	$61	$40	$229	$210

Net Earnings per Diluted Share Before Special Items

	QUARTER ENDED		YEAR-TO-DATE ENDED
	SEPTEMBER 2026	SEPTEMBER 2025	SEPTEMBER 2026	SEPTEMBER 2025
Net earnings per diluted share	$0.08	$0.11	$0.53	$0.35
Gain on lumber mill sale	—	(0.03)	—	(0.03)
Gain on sale of timberlands	—	—	(0.18)	—
Insurance recovery	—	(0.02)	—	(0.03)
Product remediation insurance recovery	—	—	(0.03)	—
Net earnings per diluted share before special items	$0.08	$0.06	$0.32	$0.29

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

Summary of Long-Term Debt Obligations as of September 30, 2026

DOLLAR AMOUNTS IN MILLIONS	2026	2027	2028	2029	2030	THEREAFTER	TOTAL(1)(3)	FAIR VALUE
Fixed-rate debt	$—	$300	$—	$750	$750	$1,935	$3,735	$3,504
Average interest rate	—%	6.95%	—%	4.00%	4.00%	5.40%	4.96%	N/A
Variable-rate debt(2)(3)	$—	$—	$800	$—	$—	$550	$1,350	$1,350
(1)
Excludes $31 million of unamortized discounts and capitalized debt expense.
(2)
As of September 30, 2026, the weighted average interest rate for our variable-rate debt was 5.23 percent, excluding estimated patronage refunds and the impact of interest rate swaps.
(3)
Excludes outstanding commercial paper of $300 million as of September 30, 2026. The timing of the repayment of the current outstanding balance is uncertain due to our intent and ability to refinance these borrowings on a long-term basis. See Note 8: Long-Term Debt, Line of Credit and Commercial Paper Program for further information on our commercial paper program.

During third quarter 2025, we entered into interest rate swaps with the risk management objective of managing exposure to interest rate volatility by converting variable rate debt obligations associated with our $800 million term loan due in 2028 into fixed rate payments. The interest rate swaps provide the right to make fixed rate payments at the rate of 3.414 percent to the counterparty in exchange for variable payments based on the 1-month SOFR plus a spread, on a monthly settlement schedule. As of September 30, 2026 and December 31, 2025, our interest rate swap agreements with an aggregate notional amount of $800 million were designated as cash flow hedging instruments of variable, SOFR-based interest payments on our $800 million term loan. There have been no material changes in swap terms or risk management strategy since inception.

Item 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The company’s principal executive officer and principal financial officer have concluded that the company’s disclosure controls and procedures were effective as of September 30, 2026, based on an evaluation of the company’s disclosure controls and procedures as of that date.

CHANGES IN INTERNAL CONTROLS

No changes occurred in the company’s internal control over financial reporting during third quarter 2026 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases of common stock made by the company during third quarter 2026:

COMMON SHARE REPURCHASES DURING THIRD QUARTER 2026	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS
July 1 – July 31	—	$—	—	$918,350,650
August 1 – August 31	394,026	$25.38	394,026	$908,350,705
September 1 – September 30	—	$—	—	$908,350,705
Total	394,026	$25.38	394,026

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

During third quarter 2026, we repurchased 394,026 shares for approximately $10 million (including transaction fees) under the 2025 Repurchase Program in open-market transactions. Transaction fees incurred for repurchases are not counted as use of funds authorized for repurchases under the 2025 Repurchase Program. As of September 30, 2026, we had remaining authorization of $908 million for future share repurchases.

Item 5. OTHER INFORMATION

Insider Trading Arrangements

During third quarter 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the company adopted, modified or terminated a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or a non-Rule 10b5-1 trading arrangement.

Item 6. EXHIBITS

3.1

Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on May 6, 2011 - Commission File Number 1-4825, and to Exhibit 3.1 to the Current Report on Form 8-K filed on June 20, 2013 - Commission File Number 1-4825)

3.2	Bylaws (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on October 26, 2018 - Commission File Number 1-4825)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYERHAEUSER COMPANY
(Registrant)

Date: October 30, 2026	By:	/s/ Alex G. Whitney
Alex G. Whitney
Vice President and Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)